Form 10-Q
period 2001-09-30
ANTHEM INC
filed 2001-12-11
CIK 1156039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

   [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 2001

                                      OR

   [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                           -------------    -------------

                       Commission file number: 001-16751

                                 ANTHEM, INC.
            (Exact name of registrant as specified in its charter)

         INDIANA                                                35-2145715
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

120 MONUMENT CIRCLE, INDIANAPOLIS, INDIANA                        46204-4903
       (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (317) 488-6000

                                Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Title of Each Class      Outstanding at November 30, 2001
              -------------------      --------------------------------
         Common Stock, $0.01 par value   103,088,000 estimated shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Anthem, Inc.

                         Quarterly Report on Form 10-Q
                    For the Period Ended September 30, 2001

                               Table of Contents

PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1. Financial Statements of Anthem Insurance Companies, Inc...................................   1
   Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000.........   1
   Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and
     2000 (Unaudited).............................................................................   2
   Consolidated Statements of Policyholders' Surplus for the Nine Months Ended September 30, 2001
     and 2000 (Unaudited).........................................................................   3
   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
     (Unaudited)..................................................................................   4
   Notes to Consolidated Financial Statements (Unaudited).........................................   5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  15
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  29

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.........................................................................  30
Item 2. Changes in Securities and Use of Proceeds.................................................  34
Item 3. Defaults Upon Senior Securities...........................................................  35
Item 4. Submission of Matters to a Vote of Security Holders.......................................  35
Item 5. Other Information.........................................................................  35
Item 6. Exhibits and Reports on Form 8-K..........................................................  35

SIGNATURES........................................................................................  36

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                       Anthem Insurance Companies, Inc.
                          Consolidated Balance Sheets

                                                    September 30, December 31,
                                                        2001          2000
                                                    ------------- ------------
                                                    (Unaudited)
                                                          (In Millions)
Assets
Current assets:
   Investments available-for-sale, at fair value:
       Fixed maturity securities................... $    3,744.5    $3,048.2
       Equity securities...........................        168.3       463.1
                                                    ------------    --------
                                                         3,912.8     3,511.3
   Cash and cash equivalents.......................        364.6       203.3
   Premium and self funded receivables.............        534.8       510.5
   Reinsurance receivables.........................         72.5       105.1
   Other receivables...............................        165.5       241.0
   Income tax receivables..........................           --        11.0
   Other current assets............................         34.9        42.1
                                                    ------------    --------
Total current assets...............................      5,085.1     4,624.3

Other noncurrent investments.......................         12.9        18.0
Restricted cash and investments....................         53.3        89.6
Property and equipment.............................        409.4       428.8
Goodwill and other intangible assets...............        475.3       498.9
Other noncurrent assets............................         57.2        48.9
                                                    ------------    --------
Total assets....................................... $    6,093.2    $5,708.5
                                                    ============    ========
Liabilities and policyholders' surplus
Liabilities
Current liabilities:
   Policy liabilities:
       Unpaid life, accident and health claims..... $    1,398.8    $1,411.1
       Future policy benefits......................        240.1       240.4
       Other policyholder liabilities..............         59.1        72.0
                                                    ------------    --------
   Total policy liabilities........................      1,698.0     1,723.5
   Unearned income.................................        296.8       260.2
   Accounts payable and accrued expenses...........        312.7       303.7
   Bank overdrafts.................................        269.0       250.5
   Income taxes payable............................         58.4        22.6
   Other current liabilities.......................        188.5       237.5
                                                    ------------    --------
Total current liabilities..........................      2,823.4     2,798.0
Long term debt, less current portion...............        597.8       597.5
Retirement benefits................................        181.5       175.1
Other noncurrent liabilities.......................        315.6       218.1
                                                    ------------    --------
Total liabilities..................................      3,918.3     3,788.7

Policyholders' surplus
Surplus............................................      2,103.1     1,848.6
Accumulated other comprehensive income.............         71.8        71.2
                                                    ------------    --------
Total policyholders' surplus.......................      2,174.9     1,919.8
                                                    ------------    --------
Total liabilities and policyholders' surplus....... $    6,093.2    $5,708.5
                                                    ============    ========

                            See accompanying notes.

                       Anthem Insurance Companies, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                     Three Months Ended Nine Months Ended
                                                        September 30       September 30
                                                     ------------------ ------------------
                                                       2001      2000     2001      2000
                                                     --------  -------- --------  --------
                                                                 (In Millions)
Revenues
Premiums............................................ $2,323.3  $2,047.1 $6,866.1  $5,636.4
Administrative fees.................................    191.7     193.5    622.0     550.0
Other revenue.......................................     15.2      20.6     37.8      39.5
                                                     --------  -------- --------  --------
Total operating revenue.............................  2,530.2   2,261.2  7,525.9   6,225.9
Net investment income...............................     61.4      52.2    170.4     147.2
Net realized gains on investments...................     72.1       6.6     61.2      13.1
Gain on sale of subsidiary operations...............       --        --     25.0        --
                                                     --------  -------- --------  --------
                                                      2,663.7   2,320.0  7,782.5   6,386.2
                                                     --------  -------- --------  --------
Expenses
Benefit expense.....................................  1,976.8   1,750.7  5,847.6   4,831.3
Administrative expense..............................    474.3     457.2  1,465.9   1,274.7
Interest expense....................................     13.8      14.2     41.8      41.2
Amortization of goodwill and other intangible assets      8.1       6.8     23.8      18.2
Demutualization expenses............................     13.6        --     16.6        --
                                                     --------  -------- --------  --------
                                                      2,486.6   2,228.9  7,395.7   6,165.4
                                                     --------  -------- --------  --------
Income before income taxes and minority interest....    177.1      91.1    386.8     220.8
Income taxes........................................     64.6      27.4    133.2      66.3
Minority interest (credit)..........................      1.0       0.2     (0.9)      0.7
                                                     --------  -------- --------  --------
Net income.......................................... $  111.5  $   63.5 $  254.5  $  153.8
                                                     ========  ======== ========  ========






                            See accompanying notes.

                       Anthem Insurance Companies, Inc.
               Consolidated Statements of Policyholders' Surplus
                                  (Unaudited)

                                                        Accumulated
                                                           Other         Total
                                                       Comprehensive Policyholders'
                                              Surplus     Income        Surplus
                                              -------- ------------- --------------
                                                          (In Millions)
Balance at December 31, 2000................. $1,848.6     $71.2        $1,919.8
Net income...................................    254.5        --           254.5
Change in net unrealized gains on investments       --       0.6             0.6
                                                                           -----
Comprehensive income.........................                              255.1
                                              --------     -----           -----
Balance at September 30, 2001................ $2,103.1     $71.8        $2,174.9
                                              ========     =====        ========

Balance at December 31, 1999................. $1,622.6     $38.3        $1,660.9
Net income...................................    153.8        --           153.8
Change in net unrealized gains on investments       --      27.9            27.9
                                                                           -----
Comprehensive income.........................                              181.7
                                              --------     -----           -----
Balance at September 30, 2000................ $1,776.4     $66.2        $1,842.6
                                              ========     =====        ========



                            See accompanying notes.

                       Anthem Insurance Companies, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                  --------------------
                                                                                    2001       2000
                                                                                  ---------  ---------
                                                                                      (In Millions)
Operating activities
Net income....................................................................... $   254.5  $   153.8
Adjustments to reconcile net income to net cash provided by operating activities:
   Net realized gains on investments.............................................     (61.2)     (13.1)
   Gain on sale of subsidiary operations.........................................     (25.0)        --
   Depreciation, amortization and accretion......................................      90.2       72.9
   Deferred income taxes.........................................................      54.9        0.8
   Loss on sale of assets........................................................       2.6        0.6
   Changes in operating assets and liabilities, net of
     effect of purchases and divestitures:
       Restricted cash and investments...........................................      (5.6)      10.5
       Receivables...............................................................       5.8      (23.8)
       Other assets..............................................................     (23.2)      (5.1)
       Policy liabilities........................................................     137.4      156.4
       Unearned income...........................................................      42.9      (17.3)
       Accounts payable and accrued expenses.....................................       9.4       14.8
       Other liabilities.........................................................      (9.4)      87.8
       Income taxes..............................................................      40.1       47.1
                                                                                  ---------  ---------
   Net cash provided by continuing operations....................................     513.4      485.4
   Net cash used in discontinued operations......................................      (1.6)      (2.4)
                                                                                  ---------  ---------
Cash provided by operating activities............................................     511.8      483.0

Investing activities
Purchases of investments.........................................................  (2,913.9)  (2,808.4)
Sales or maturities of investments...............................................   2,573.5    2,321.4
Purchases of subsidiaries, net of cash acquired..................................      (3.8)     (69.2)
Sales of subsidiaries, net of cash sold..........................................      45.0        6.0
Proceeds from sale of property and equipment.....................................       2.1        5.0
Purchases of property and equipment..............................................     (53.4)     (50.8)
                                                                                  ---------  ---------
Cash used in investing activities................................................    (350.5)    (596.0)

Financing activities
Proceeds from borrowings.........................................................        --      295.3
Payments on borrowings...........................................................        --     (220.0)
                                                                                  ---------  ---------
Cash provided by financing activities............................................        --       75.3
                                                                                  ---------  ---------
Change in cash and cash equivalents..............................................     161.3      (37.7)
Cash and cash equivalents at beginning of period.................................     203.3      204.4
                                                                                  ---------  ---------
Cash and cash equivalents at end of period....................................... $   364.6  $   166.7
                                                                                  =========  =========

                            See accompanying notes.

                       Anthem Insurance Companies, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2001
                   (Dollars in Millions, Except Share Data)

1. Basis of Presentation

   On November 2, 2001, after completion of required approvals and conditions, the Plan of Conversion (the "Plan") of Anthem Insurance Companies, Inc. ("Anthem Insurance") became effective and Anthem Insurance converted from a mutual insurance company to a stock insurance company. The demutualization was accounted for as a reorganization using the historical carrying values of the assets and liabilities of Anthem Insurance. Accordingly, immediately following the demutualization and the initial public offering, Anthem Insurance's policyholders' surplus was reclassified to par value of common stock and additional paid in capital. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. ("Anthem").

   The accompanying unaudited consolidated financial statements of Anthem Insurance and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 and 2000 have been recorded. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in Anthem's Registration Statement on Form S-1 (Registration No. 333-67714) as filed with the Securities and Exchange Commission.

   Certain prior year balances have been reclassified to conform to the current period presentation.

2. Demutualization, Initial Public Offering and Equity Security Unit Offering

   On November 2, 2001, the date the Plan became effective, all membership interests in Anthem Insurance were extinguished and the eligible statutory members of Anthem Insurance became entitled to receive consideration in the form of Anthem's common stock or cash, as provided in the Plan.

   The Plan required an initial public offering of common stock and provided for other capital raising transactions on the effective date of the Plan. On the Plan effective date, Anthem completed an initial public offering of 55,200,000 shares of common stock, including 7,200,000 shares of common stock as a result of the exercise of the underwriters' over-allotment option, at an initial public offering price of $36.00 per share. The shares issued in the initial public offering are in addition to common stock to be distributed to eligible statutory members in the demutualization.

   Concurrent with the initial public offering of common stock noted above, Anthem issued 4,600,000 6.00% Equity Security Units ("Units"), including 600,000 Units as a result of the exercise of the underwriters' over-allotment option. Each Unit contains (a) a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of Anthem on November 15, 2004, and (b) a 5.95% subordinated debenture. The number of shares to be purchased at such date will be determined based on the average trading price of Anthem common stock at that time. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of $50.00 per purchase contract, subject to our rights to defer these payments. The debentures are unsecured and are subordinated in right of payment to all of Anthem's existing and future senior indebtedness. The debentures will mature on November 15, 2006. Each debenture will initially bear interest at the rate of 5.95% per year, payable quarterly, subject to Anthem's rights to defer these payments.

   After underwriting discount and estimated other offering and additional demutualization expenses, net proceeds from the common stock offering were approximately $1,860.8. After underwriting discount and expenses, net proceeds from the Units offering were approximately $219.8. Substantially all of the net proceeds from the common stock and Units offerings will be paid to eligible statutory members of Anthem Insurance who receive cash instead of shares of common stock in the demutualization.

3. Unaudited Pro Forma Consolidated Financial Information

   The unaudited pro forma consolidated financial information presented below gives effect to (i) the demutualization, including the issuance of approximately 47,888,000 shares of common stock to Anthem Insurance's eligible statutory members, (ii) the sale of 55,200,000 shares of Anthem common stock at the initial public offering price of $36.00 per share, and (iii) the sale of 4,600,000 Units at $50.00 per Unit, as if the demutualization and the offerings had occurred as of September 30, 2001 for purposes of the unaudited pro forma consolidated balance sheet, and as of January 1, 2000 for purposes of the unaudited pro forma consolidated income statements for the year ended December 31, 2000 and the nine months ended September 30, 2001. Prior to the demutualization, "shareholders' equity" represents consolidated policyholders' surplus of Anthem Insurance.

   The pro forma information reflects gross proceeds of $1,987.2 from the initial public offering. From the gross proceeds, we estimate that we will pay $1,843.8 to eligible statutory members in cash in lieu of shares that would otherwise be issued to such eligible statutory members in the demutualization (including payments to eligible statutory members pursuant to the "top up provision" of the Plan), $91.4 has been applied to underwriting discounts, $16.6 will be used to reimburse Anthem Insurance for expenses incurred in connection with the demutualization and initial public offering, and $18.4 will be used for other offering and additional demutualization expenses. The balance of the net proceeds from the initial public offering (estimated to be $17.0) will be retained for general corporate purposes. The pro forma information also reflects gross proceeds of $230.0 from the issuance of Units, less an underwriting discount and assumed offering expenses aggregating $10.2, resulting in net proceeds from the offering of Units of $219.8, all of which will be used for cash payments to eligible statutory members in the demutualization.

   We based the pro forma information on available information and on assumptions that management believes are reasonable and reflect the effects of these transactions. The pro forma information is provided for informational purposes only and should not be construed to be indicative of our consolidated financial position or our consolidated results of operations had these transactions been consummated on the assumed dates. This information does not represent a projection or forecast of our consolidated financial position or consolidated results of operations for future dates or periods. The pro forma information should be read in conjunction with the historical consolidated financial statements of Anthem Insurance and with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q.

             Unaudited Pro Forma Consolidated Statements of Income

                                    Nine Months Ended September 30, 2001
                           ---------------------------------------------------
                             Anthem   Demutualization
                           Insurance    and Initial   The Unit      Anthem
                           Historical Public Offering Offering     Pro Forma
                           ---------- --------------- --------    ------------
Revenues
Premiums..................  $6,866.1      $   --       $   --     $    6,866.1
Administrative fees.......     622.0          --           --            622.0
Other revenue.............      37.8          --           --             37.8
                            --------      ------       ------     ------------
   Total operating
    revenue...............   7,525.9          --           --          7,525.9
Net investment income.....     170.4         -- (a)        --            170.4
Net realized gains on
 investments..............      61.2          --           --             61.2
Gain on sale of subsidiary
 operations...............      25.0          --           --             25.0
                            --------      ------       ------     ------------
                             7,782.5          --           --          7,782.5
                            --------      ------       ------     ------------
Expenses
Benefit expense...........   5,847.6          --           --          5,847.6
Administrative expense....   1,465.9          --           --          1,465.9
Interest expense..........      41.8          --         12.8 (b)         54.6
Amortization of goodwill
 and other intangible
 assets...................      23.8          --           --             23.8
Demutualization expenses..      16.6       (16.6)(c)       --               --
                            --------      ------       ------     ------------
                             7,395.7       (16.6)        12.8          7,391.9
                            --------      ------       ------     ------------
Income before income
 taxes and minority
 interest.................     386.8        16.6        (12.8)           390.6
Income taxes..............     133.2          --         (4.5)(b)        128.7
Minority interest (credit)      (0.9)         --           --             (0.9)
                            --------      ------       ------     ------------
Net income................  $  254.5      $ 16.6       $ (8.3)    $      262.8
                            ========      ======       ======     ============
Net income per common
 share....................                                        $       2.55
                                                                  ============
Shares used in calculating
 per share amounts........                                         103,088,000(d)
                                                                  ============

                                      Year Ended December 31, 2000
                           ---------------------------------------------------
                             Anthem   Demutualization
                           Insurance    and Initial   The Unit      Anthem
                           Historical Public Offering Offering     Pro Forma
                           ---------- --------------- --------    ------------
Revenues
Premiums..................  $7,737.3       $ --        $   --     $    7,737.3
Administrative fees.......     755.6         --            --            755.6
Other revenue.............      50.6         --            --             50.6
                            --------       ----        ------     ------------
   Total operating
    revenue...............   8,543.5         --            --          8,543.5
Net investment income.....     201.6        -- (a)         --            201.6
Net realized gains on
 investments..............      25.9         --            --             25.9
Gain on sale of subsidiary
 operations...............        --         --            --               --
                            --------       ----        ------     ------------
                             8,771.0         --            --          8,771.0
                            --------       ----        ------     ------------
Expenses
Benefit expense...........   6,551.0         --            --          6,551.0
Administrative expense....   1,808.4         --            --          1,808.4
Interest expense..........      54.7         --          17.1 (b)         71.8
Amortization of goodwill
 and other intangible
 assets...................      27.1         --            --             27.1
Demutualization expenses..        --         --            --               --
                            --------       ----        ------     ------------
                             8,441.2         --          17.1          8,458.3
                            --------       ----        ------     ------------
Income before income
 taxes and minority
 interest.................     329.8         --         (17.1)           312.7
Income taxes..............     102.2         --          (6.0)(b)         96.2
Minority interest (credit)       1.6         --            --              1.6
                            --------       ----        ------     ------------
Net income................  $  226.0       $ --        $(11.1)    $      214.9
                            ========       ====        ======     ============
Net income per common
 share....................                                        $       2.08
                                                                  ============
Shares used in calculating
 per share amounts........                                         103,088,000(d)
                                                                  ============

See accompanying notes to unaudited pro forma consolidated financial statements.

                Unaudited Pro Forma Consolidated Balance Sheet

                                                                      September 30, 2001
                                        -------------------------------------------------------------------------------
                                          Anthem                        As Adjusted   The Initial               Anthem
                                        Insurance          The            for The       Public      The Unit     Pro
                                        Historical   Demutualization  Demutualization  Offering     Offering    Forma
                                        ----------   ---------------  --------------- -----------   --------   --------
Assets
Current assets:
   Investments.........................  $3,912.8       $      --        $ 3,912.8     $     --      $   --    $3,912.8
   Cash and cash equivalents...........     364.6        (2,063.6)(e)     (1,699.0)     1,877.4(f)    219.8(g)    398.2
   Premium and self funded receivables.     534.8              --            534.8           --          --       534.8
   Reinsurance receivables.............      72.5              --             72.5           --          --        72.5
   Other receivables...................     165.5              --            165.5           --          --       165.5
   Other current assets................      34.9              --             34.9           --          --        34.9
                                         --------       ---------        ---------     --------      ------    --------
       Total current assets............   5,085.1        (2,063.6)         3,021.5      1,877.4       219.8     5,118.7
Other noncurrent investments...........      12.9              --             12.9           --          --        12.9
Restricted cash and investments........      53.3              --             53.3           --          --        53.3
Property and equipment.................     409.4              --            409.4           --          --       409.4
Goodwill and other intangible assets...     475.3              --            475.3           --          --       475.3
Other noncurrent assets................      57.2              --             57.2           --          --        57.2
                                         --------       ---------        ---------     --------      ------    --------
       Total assets....................  $6,093.2       $(2,063.6)       $ 4,029.6     $1,877.4      $219.8    $6,126.8
                                         ========       =========        =========     ========      ======    ========
Liabilities and shareholders' equity
Liabilities
Current liabilities:
   Total policy liabilities............  $1,698.0       $      --        $ 1,698.0     $     --      $   --    $1,698.0
   Unearned income.....................     296.8              --            296.8           --          --       296.8
   Accounts payable and accrued
     expenses..........................     312.7             8.4 (h)        321.1         (8.4)(f)      --       312.7
   Bank overdrafts.....................     269.0              --            269.0           --          --       269.0
   Income taxes payable................      58.4              --             58.4           --          --        58.4
   Other current liabilities...........     188.5              --            188.5           --          --       188.5
                                         --------       ---------        ---------     --------      ------    --------
       Total current liabilities.......   2,823.4             8.4          2,831.8         (8.4)         --     2,823.4
Long term debt, less current portion...     597.8              --            597.8           --          --       597.8
Debentures included in Units...........        --              --               --           --       219.8(g)    219.8
Retirement benefits....................     181.5              --            181.5           --          --       181.5
Other noncurrent liabilities...........     315.6              --            315.6           --          --       315.6
                                         --------       ---------        ---------     --------      ------    --------
       Total liabilities...............   3,918.3             8.4          3,926.7         (8.4)      219.8     4,138.1
Shareholders' equity
Common stock...........................        --             0.5 (i)          0.5         0.6 (f)       --         1.1
Additional paid in capital.............        --            30.6 (i)         30.6      1,885.2(f)       --     1,915.8
Retained earnings......................   2,103.1        (2,103.1)(i)           --           --          --          --
Accumulated other comprehensive
  income...............................      71.8              --             71.8           --          --        71.8
                                         --------       ---------        ---------     --------      ------    --------
       Total shareholders' equity......   2,174.9(j)     (2,072.0)           102.9      1,885.8          --     1,988.7
                                         --------       ---------        ---------     --------      ------    --------
       Total liabilities and
         shareholders' equity..........  $6,093.2       $(2,063.6)       $ 4,029.6     $1,877.4      $219.8    $6,126.8
                                         ========       =========        =========     ========      ======    ========

See accompanying notes to unaudited pro forma consolidated financial statements.

        Notes to Unaudited Pro Forma Consolidated Financial Statements

   (a) Although such data is not reflected within the pro forma income statement, the initial public offering net proceeds would have generated some level of net investment income during the income statement periods shown.

   (b) The charge to interest expense in the pro forma consolidated statements of income reflects interest payments on the debentures included in the Units at a rate of 5.95% ($13.7 and $10.3 for the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively) and amortization of underwriting discount and Unit offering expenses ($3.4 and $2.5 for the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively). The income tax benefit related to such charges is $6.0 and $4.5 for the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively.

   (c) The demutualization expenses of $16.6 incurred during the nine months ended September 30, 2001 have been eliminated as they resulted directly from the demutualization and will not have a continuing impact on operations. In addition, subsequent to the demutualization, we will incur additional expenses associated with servicing our shareholder base, including mailing and printing fees. As these expenses are not directly related to the transaction, they have not been reflected within the unaudited pro forma consolidated statements of income.

   (d) Estimated total shares of common stock outstanding after the initial public offering is calculated as follows:

                                                                           Number of
                                                                            Shares
                                                                          -----------
Shares allocated to eligible statutory members........................... 100,000,000
Less estimated shares allocated to eligible statutory members who receive cash in lieu of shares.................................................  52,112,000
                                                                          -----------
Estimated shares issued to eligible statutory members....................  47,888,000
Shares issued in the initial public offering.............................  55,200,000
                                                                          -----------
Estimated shares of common stock outstanding............................. 103,088,000
                                                                          ===========

   (e) Represents estimated $2,063.6 cash to be paid to certain eligible statutory members who receive cash in lieu of shares of common stock, including payments to eligible statutory members pursuant to the "top up provision" of the Plan.

   (f) Represents the gross proceeds of $1,987.2 from the issuance of 55,200,000 shares of common stock in the offering at an initial public offering price of $36.00 per share less an underwriting discount of $91.4, estimated other offering expenses of $10.0 and additional demutualization expenses of $8.4. Note that reimbursement to Anthem Insurance of $16.6 for expenses incurred in connection with the demutualization and initial public offering will be an intercompany payment and will have no impact on the unaudited pro forma consolidated financial statements of Anthem.

   (g) Represents gross proceeds of $230.0 from the issuance of the Units, less an underwriting discount and estimated Unit offering expenses aggregating $10.2. The debentures included in the Units are shown as a separate caption on our pro forma consolidated balance sheet. The proceeds from the Units will be allocated to the underlying purchase contracts and debentures based on their relative fair values at the offering date.

   (h) Represents estimated additional nonrecurring expenses of $8.4 for demutualization costs and expenses to be incurred at the date of the unaudited pro forma consolidated balance sheet. The additional nonrecurring expenses have been shown as a liability and a decrease to retained earnings within the unaudited pro forma consolidated balance sheet. The additional nonrecurring demutualization expenses have not been reflected within the unaudited pro forma statements of income as they will not have a continuing impact and will be recorded as an expense in the consolidated statement of income when actually incurred.

   (i) Represents reclassification of retained earnings of the mutual insurance company to reflect the demutualization as follows:

Historical retained earnings............................................ $2,103.1
Less cash used to fund payments to eligible statutory members in lieu of issuing shares........................................................  2,063.6
Less additional demutualization expenses - see Note (h).................      8.4
                                                                         --------
Retained earnings related to eligible statutory members receiving common
  stock................................................................. $   31.1
                                                                         ========

   (j) Anthem historical amounts represent ''Policyholders' Surplus'' prior to demutualization.

4. Disposition and Pending Acquisition

   On May 31, 2001, Anthem Insurance and its subsidiary Anthem Alliance Health Insurance Company ("Alliance"), sold the TRICARE operations of Alliance to a subsidiary of Humana, Inc. for $45.0. The transaction, which closed on May 31, 2001, resulted in a gain on sale of subsidiary operations of $25.0, net of selling expenses.

   On May 30, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas ("BCBS-KS") signed a definitive agreement pursuant to which BCBS-KS will become a wholly owned subsidiary of Anthem. Under the proposed transaction, BCBS-KS will demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. Subject to the approval of BCBS-KS policyholders, the approval of the Blue Cross Blue Shield Association, the approval of the Kansas Department of Insurance and other regulatory approvals, the transaction is expected to close in early 2002.

5. Pending Adoption of Accounting Standard

   In July 2001, the Financial Accounting Standards Board issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under FAS 142 goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment at least annually. The Company will be required to adopt FAS 142 on January 1, 2002 and early adoption is not permitted. If the Company had adopted FAS 142 on January 1, 2001, income before income taxes and minority interest and net income for the nine months ended September 30, 2001, would have increased by $13.0 and $11.3, respectively.

6. Revolving Credit Facilities

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $800.0. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under the facilities. Upon execution of these facilities, Anthem Insurance terminated its prior $300.0 unsecured revolving facility. Borrowings under these facilities bear interest at rates determined by reference to The Chase Manhattan Bank's base rate (greater of the Prime Rate or the Federal Funds Rate plus 1/2%), to a fixed rate established in a competitive bid process, or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined in a competitive bid process or by reference to the then-current rating of Anthem Insurance's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $400.0, expires as of November 5, 2006. The other facility, which provides for borrowings of up to $400.0, expires as of November 5, 2002. Any amount outstanding under this facility as of November 5, 2002 (other than amounts which bear interest rates determined by the competitive bid process) may be converted into a one-year term loan at the option of Anthem and Anthem Insurance. Borrowings under the facilities are made on a committed basis or a competitive bid process. Each credit agreement requires Anthem to maintain certain financial ratios and contains restrictive covenants. No amounts were outstanding under the prior facility as of September 30, 2001 or December 31, 2000 and no borrowings were made during the periods then ended.

7.  Comprehensive Income

   The following table shows comprehensive income for the three months and nine months ended September 30, 2001 and 2000:

                                                     Three         Nine
                                                 Months Ended  Months Ended
                                                 September 30  September 30
                                                 ------------- -------------
                                                  2001   2000   2001   2000
                                                 ------  ----- ------ ------
   Net income................................... $111.5  $63.5 $254.5 $153.8
   Change in net unrealized gains on investments   (0.5)  22.8    0.6   27.9
                                                 ------  ----- ------ ------
   Comprehensive income......................... $111.0  $86.3 $255.1 $181.7
                                                 ======  ===== ====== ======

8. Contingencies

  Litigation:

   A number of managed care organizations have recently been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA") have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, seeks injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

   In addition, the Company's Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. Two of the suits seek injunctive relief and monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, seeks injunctive relief only.

   The Company intends to vigorously defend these proceedings. All of the proceedings are in the early stages of litigation, and their ultimate outcomes cannot presently be determined.

   Following the purchase of BCBS-ME, appeals have been filed by two parties that intervened in the administrative proceeding before Maine's Superintendent of Insurance (the "Superintendent"), challenging the Superintendent's decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. In one appeal, Maine's Attorney General is requesting the Court to modify the Superintendent's decision, by requiring BCBS-ME to submit an update to the statutorily mandated appraisal of its fair market value and to deposit into the charitable foundation the difference between the net proceeds that have been transferred to the foundation and the final value of BCBS-ME, if greater. In the other appeal, a consumers' group is also challenging that portion of the Superintendent's decision regarding the value of BCBS-ME. While the appeals are still pending, Anthem Insurance does not believe that the appeals will have a material adverse effect on its consolidated financial position or results of operations.

   On March 11, 1998, Anthem Insurance and its Ohio subsidiary Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of the Company's denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999, and as part of the appeal, a bond in the amount of $60.0 was posted to secure the judgement and interest and attorneys' fees. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against CIC to the trial court for a new trial. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. The ultimate outcome of this matter cannot be determined at this time.

   In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations and is from time to time involved as a party in various governmental and administrative proceedings. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated results of operations or financial condition.

  Other Contingencies:

   The Company, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary for Medicare Part A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by the Health Care Finance Administration. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In the last five years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 to $51.6, plus a payment by one company of $144.0. While the Company believes it is currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of the Company's activities under certain of its Medicare fiscal intermediary contracts.

   AdminaStar Federal, Inc., a subsidiary of Anthem Insurance, has received several subpoenas from the Office of Inspector General, Department of Health and Human Services, one seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and the other requesting certain financial records of AdminaStar Federal, Inc. and Anthem Insurance related to the Company's Medicare fiscal intermediary (Part A) and carrier (Part B) operations. The Company has made certain disclosures to the government of issues relating to its Medicare Part B work in Kentucky. The Company is not in a position to predict either the ultimate outcome of this review or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from this review would not have a material adverse effect on the consolidated financial condition of the Company.

   As a Blue Cross Blue Shield Association licensee, the Company participates in the Federal Employee Program ("FEP"), a nationwide contract with the federal Office of Personnel Management, to provide coverage to federal employees and their dependents. On July 11, 2001 the Company received a subpoena from the Office of Inspector General, Office of Personnel Management ("OIG"), seeking certain financial documents and information, including information concerning intercompany transactions, related to operations in Ohio, Indiana and Kentucky under the FEP contract. The Company is currently cooperating with the OIG and the U.S. Department of Justice on this matter. The Company is not in a position to predict either the ultimate outcome of this review or the extent of any potential exposure should claims be made against the Company. There can be no assurance that the ultimate outcome of this review will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

   Anthem Insurance guaranteed certain financial contingencies of its subsidiary, Anthem Alliance Health Insurance Company ("Alliance") under a contract between Alliance and the United States Department of Defense. Under that contract, Alliance managed and administered the TRICARE Managed Care Support Program for military families and retirees from May 1, 1998 through May 31, 2001. The contract required Alliance, as the prime contractor, to assume certain risks in the event, and to the extent, the actual cost of delivering health care services exceeded the health care cost proposal submitted by Alliance (the "Health Care Risk"). The contract has a five year term, but was transferred to a third party, effective May 31, 2001. Anthem Insurance guaranteed Alliance's assumption of the Health Care Risk, which is capped by the contract at $20.0 annually and $75.0 cumulatively over the contract period. Through December 31, 2000, Alliance had subcontracts with two other Blue Cross and Blue Shield companies not affiliated with the Company by which the subcontractors agreed to provide certain services under the contract and to assume approximately 50% of the Health Care Risk. Effective January 1, 2001, one of those subcontracts terminated by mutual agreement of the parties, which increased Alliance's portion of the Health Care Risk to 90%. Effective May 1, 2001, the other subcontract was amended to eliminate the Health Care Risk sharing provision, which resulted in Alliance assuming 100% of the Health Care Risk for the period from May 1, 2001 to May 31, 2001. There was no call on the guarantee for the period from May 1, 1998 to April 30, 1999 (which period is now "closed"), and we do not anticipate a call on the guarantee for the periods beginning May 1, 1999 through May 31, 2001 (which periods remain "open" for possible review by the Department of Defense).

9. Segment Information

   The following tables show financial data by segment for the three and nine months ended September 30, 2001 and 2000:

                                                           Reportable Segments
                                          ------------------------------------------------------
                                                                            Other and
                                          Midwest   East   West  Specialty Eliminations  Total
                                          -------- ------ ------ --------- ------------ --------
Three Months Ended September 30, 2001
Operating revenue from external customers $1,294.3 $941.1 $211.4   $46.1      $ 37.3    $2,530.2
                                          ======== ====== ======   =====      ======    ========
Intersegment revenues.................... $     -- $   -- $   --   $54.2      $(54.2)   $     --
                                          ======== ====== ======   =====      ======    ========
Operating gain (loss).................... $   34.3 $ 30.3 $  7.2   $ 9.1      $ (1.8)   $   79.1
                                          ======== ====== ======   =====      ======    ========
                                                           Reportable Segments
                                          ------------------------------------------------------
                                                                            Other and
                                          Midwest   East   West  Specialty Eliminations  Total
                                          -------- ------ ------ --------- ------------ --------
Three Months Ended September 30, 2000
Operating revenue from external customers $1,120.1 $841.8 $156.2   $47.2      $ 95.9    $2,261.2
                                          ======== ====== ======   =====      ======    ========
Intersegment revenues.................... $    2.2 $   -- $   --   $35.7      $(37.9)   $     --
                                          ======== ====== ======   =====      ======    ========
Operating gain (loss).................... $   24.3 $ 30.1 $  0.1   $ 4.2      $ (5.4)   $   53.3
                                          ======== ====== ======   =====      ======    ========

                                                             Reportable Segments
                                           --------------------------------------------------------
                                                                               Other and
                                           Midwest    East    West  Specialty Eliminations  Total
                                           -------- -------- ------ --------- ------------ --------
Nine Months Ended
September 30, 2001
Operating revenue from external customers $3,761.0 $2,699.8 $568.3  $134.1     $ 362.7    $7,525.9
                                           ======== ======== ======  ======     =======    ========
Intersegment revenues..................... $     -- $     -- $   --  $151.7     $(151.7)   $     --
                                           ======== ======== ======  ======     =======    ========
Operating gain (loss)..................... $  119.3 $   78.7 $ 10.3  $ 25.0     $ (20.9)   $  212.4
                                           ======== ======== ======  ======     =======    ========

                                                             Reportable Segments
                                           --------------------------------------------------------
                                                                               Other and
                                           Midwest    East    West  Specialty Eliminations  Total
                                           -------- -------- ------ --------- ------------ --------
Nine Months Ended
September 30, 2000
Operating revenue from external customers. $3,287.6 $2,077.8 $459.3  $140.0     $ 261.2    $6,225.9
                                           ======== ======== ======  ======     =======    ========
Intersegment revenues..................... $    6.1 $     -- $   --  $104.3     $(110.4)   $     --
                                           ======== ======== ======  ======     =======    ========
Operating gain (loss)..................... $   60.5 $   64.2 $  1.4  $ 14.0     $ (20.2)   $  119.9
                                           ======== ======== ======  ======     =======    ========

   A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                      Three Months     Nine Months
                                                          Ended           Ended
                                                      September 30    September 30
                                                     --------------  --------------
                                                      2001    2000    2001    2000
                                                     ------  ------  ------  ------
Reportable segments operating gain.................. $ 79.1  $ 53.3  $212.4  $119.9
Net investment income...............................   61.4    52.2   170.4   147.2
Net realized gains on investments...................   72.1     6.6    61.2    13.1
Gain on sale of subsidiary operations...............     --      --    25.0      --
Interest expense....................................  (13.8)  (14.2)  (41.8)  (41.2)
Amortization of goodwill and other intangible assets   (8.1)   (6.8)  (23.8)  (18.2)
Demutualization expenses............................  (13.6)     --   (16.6)     --
                                                     ------  ------  ------  ------
Income before income taxes and minority interest.... $177.1  $ 91.1  $386.8  $220.8
                                                     ======  ======  ======  ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   We are one of the nation's largest health benefits companies and an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to over seven million members throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada.

   Our reportable segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our business units with a local focus to address each geographic region's unique market, regulatory and healthcare delivery characteristics. The regions are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; and West, which includes Colorado and Nevada.

   In addition to our three geographic regions, we operate a Specialty segment that includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental administration services and third party occupational health services. Our Other segment is comprised of AdminaStar Federal, Anthem Alliance Health Insurance Company, and intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments. AdminaStar Federal is a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio. Anthem Alliance is a subsidiary that primarily provided health care benefits and administration in nine states for the Department of Defense's TRICARE Program for military families prior to our sale of the TRICARE operations on May 31, 2001.

   We offer traditional indemnity products and a diversified mix of managed care products, including Health Maintenance Organizations, Preferred Provider Organizations, or PPOs, and Point of Service plans. We also provide a broad arrangement of managed care services and partially insured products to self-funded employers, including underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, claims processing and other administrative services. Our operating revenue consists of premiums, benefit plan administrative fees, and other revenue. The premiums come from fully insured contracts where we indemnify our policyholders against loss. The administrative fees come from self-funded contracts where our contract holders are wholly or partially self-insured and from the administration of Medicare programs. Other revenue is principally generated by our pharmacy benefit management company.

   Our benefit expense consists mostly of four components: outpatient and inpatient care costs, physician costs and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates vary with the age and health of our members and broader social and lifestyle factors in the population as a whole.

   You should read this discussion in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Registration Statement on Form S-1 (Registration No. 333-67714) as filed with the Securities and Exchange Commission, and in conjunction with our unaudited consolidated financial statements and accompanying notes for the nine months ended September 30, 2001 and 2000 included in this Form 10-Q.

Membership -- Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   We categorize our membership into eight different customer types: Local Large Group, Small Group, Individual, National, Medicare+Choice, Federal Employee Program, Medicaid and TRICARE.

  . Local Large Group consists of those customers with 51 or more eligible employees, which are not considered National.
  .  Small Group consists of those customers with one to 50 employees.
  . Individual members include those in our under age 65 business and our Medicare Supplement (age 65 and over) business.

  . Our National accounts customers are employer groups, which have multi-state locations and require partnering with other Blue Cross and Blue Shield plans for administration and/or access to non-Anthem provider networks. Included within the National business are our BlueCard customers who represent enrollees of health plans marketed by other Blue Cross and Blue Shield Plans who receive health care services in Anthem's Blue Cross and Blue Shield licensed markets.

  . Medicare + Choice members have enrolled in coverages that are managed care alternatives for the Medicare program.

  . The Federal Employee Program ("FEP") provides health insurance coverage to United States government employees and their dependents.

  . Medicaid members have enrolled in coverages that are managed care alternatives for the Medicaid program.

  . Our TRICARE program provided managed care services to active and retired military personnel and their dependents. The TRICARE business was sold to Humana, Inc. on May 31, 2001. At September 30, 2000, the TRICARE membership totaled 125,000, was fully insured and included in the Midwest region.

   Self-funded products are offered to customers, generally larger employers, with the ability and desire to retain some or all of the risk associated with their employees' health care costs.

   The following table presents membership data by region, customer type and funding arrangement as of September 30, 2001 and September 30, 2000. The membership data presented are unaudited and in certain instances include management's estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

                                  MEMBERSHIP

                                 September 30, September 30,
                                     2001          2000      Change % Change
                                 ------------- ------------- ------ --------
                                               (In Thousands)
    Region
       Midwest..................     4,846         4,520       326       7%
       East.....................     2,225         2,015       210      10%
       West.....................       763           601       162      27%
                                     -----         -----      ----    ----
           Total................     7,834         7,136       698      10%
                                     =====         =====      ====    ====
    Customer Type
       Local large group........     2,800         2,586       214       8%
       Small group..............       818           743        75      10%
       Individual...............       688           644        44       7%
       National accounts(1).....     2,890         2,425       465      19%
       Medicare + Choice........       100           104        (4)     (4%)
       Federal Employee Program.       426           410        16       4%
       Medicaid.................       112            99        13      13%
                                     -----         -----      ----    ----
       Total without TRICARE....     7,834         7,011       823      12%
       TRICARE..................        --           125      (125)   (100%)
                                     -----         -----      ----    ----
           Total................     7,834         7,136       698      10%
                                     =====         =====      ====    ====
    Funding Arrangement
       Self-funded..............     4,048         3,424      624       18%
       Fully insured............     3,786         3,712        74       2%
                                     -----         -----      ----    ----
           Total................     7,834         7,136       698      10%
                                     =====         =====      ====    ====

(1) Includes BlueCard members of 1,617 as of September 30, 2001, and 1,281 as of September 30, 2000.

   During the twelve months ended September 30, 2001, total membership increased 698,000, or 10%, primarily due to growth in National business, including a significant increase in BlueCard membership. Excluding TRICARE, membership increased 12%. Local Large Group membership increased 214,000, or 8%, with growth in all regions attributable to the success of our PPO products, as more employer groups desire the additional broad, open access to our networks provided by the PPO products. The 75,000, or 10%, growth in Small Group business reflects management initiatives to increase Small Group membership through revised commission structures, enhanced product offerings, brand promotion and enhanced relationships with brokers. Small Group business generally has higher profit margins than Local Large Group business.

   Medicare + Choice membership decreased as we withdrew from the Medicare + Choice program in Connecticut effective January 1, 2001, due to poor results. At September 30, 2000, Medicare + Choice membership in Connecticut totaled 22,000. Offsetting this decrease was growth in Medicare + Choice membership in certain counties in Ohio, where many competitors have left the market, leaving us one of the few remaining companies offering this product. We decided to remain in these counties in Ohio because we believe we have a critical mass of membership to achieve satisfactory results. We recently announced our intent to withdraw effective on January 1, 2002 from the Medicare + Choice market in Colorado. Our Medicare + Choice membership in Colorado was 9,000 at September 30, 2001.

   Individual membership increased primarily due to additional Individual (under age 65) business in all regions.

   Self-funded membership increased primarily due to the increase in BlueCard. Fully insured membership, excluding TRICARE, grew by 199,000 members, or 6%, from September 30, 2000, due to growth in both Large and Small Group businesses.

   Midwest membership, excluding TRICARE, grew primarily from increases in BlueCard, Local Large Group and National Accounts. East membership growth is attributed to increased sales of Small Group and growth in BlueCard. West's membership growth resulted from higher BlueCard membership.

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

   The following table presents our consolidated results of operations for the three months ended September 30, 2001 and 2000:

                                                                   Three Months Ended
                                                                      September 30         Change
                                                                   ------------------  -----------
                                                                     2001      2000      $      %
                                                                   --------  --------  ------ ----
                                                                            ($ in Millions)
Operating revenue and premium equivalents (1)..................... $3,545.5  $3,107.8  $437.7   14%
                                                                   ========  ========  ====== ====
Premiums.......................................................... $2,323.3  $2,047.1  $276.2   13%
Administrative fees...............................................    191.7     193.5    (1.8)  (1)%
Other revenue.....................................................     15.2      20.6    (5.4) (26)%
                                                                   --------  --------  ------ ----
       Total operating revenue....................................  2,530.2   2,261.2   269.0   12%
Benefit expense...................................................  1,976.8   1,750.7   226.1   13%
Administrative expense............................................    474.3     457.2    17.1    4%
                                                                   --------  --------  ------ ----
       Total operating expense....................................  2,451.1   2,207.9   243.2   11%
                                                                   --------  --------  ------ ----
Operating gain....................................................     79.1      53.3    25.8   48%
Net investment income.............................................     61.4      52.2     9.2   18%
Net realized gains on investments.................................     72.1       6.6    65.5  NM (2)
Interest expense..................................................     13.8      14.2    (0.4)  (3)%
Amortization of intangibles.......................................      8.1       6.8     1.3   19%
Demutualization expenses..........................................     13.6        --    13.6  NM (2)
                                                                   --------  --------  ------ ----
Income before taxes and minority interest.........................    177.1      91.1    86.0   94%
Income taxes......................................................     64.6      27.4    37.2  136%
Minority interest.................................................      1.0       0.2     0.8  NM (2)
                                                                   --------  --------  ------ ----
Net income........................................................ $  111.5  $   63.5  $ 48.0   76%
                                                                   ========  ========  ====== ====
Benefit expense ratio (3).........................................     85.1%     85.5%         (40)bp(4)
Administrative expense ratio: (5)
   Calculated using operating revenue (6).........................     18.7%     20.2%        (150)bp(4)
   Calculated using operating revenue and premium equivalents (7).     13.4%     14.7%        (130)bp(4)
Operating margin (8)..............................................      3.1%      2.4%          70 bp(4)

--------
(1) Operating revenue and premium equivalents is a measure of the volume of business commonly used in the health insurance industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the three months ended September 30, 2001 were $1,015.3 million and for the three months ended September 30, 2000 were $846.6 million.
(2) NM = Not meaningful.
(3) Benefit expense ratio = Benefit expense / Premiums.
(4) bp = basis point, one hundred basis points = 1%.
(5) While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio including premium equivalents.
(6) Administrative expense / Operating revenue.
(7) Administrative expense / Operating revenue and premium equivalents.
(8) Operating margin = Operating gain / Total operating revenue.

   Premiums increased $276.2 million, or over 13%, to $2,323.3 million in 2001 due to premium rate increases and higher membership across all regions and customer types.

   Administrative fees decreased $1.8 million, or 1%, from $193.5 million in 2000 to $191.7 million in 2001. Excluding TRICARE, administrative fees increased $34.9 million, or 22%. The increase stems in large part from membership growth in the National self-funded business. Other revenue decreased $5.4 million, or 26%, resulting primarily from a one-time receipt of interest on a tax settlement in 2000.

   Benefit expense increased $226.1 million, or 13%, in 2001. Included in benefit expense in 2001 is approximately $21.0 million of reserve strengthening in the Midwest and East regions. Excluding TRICARE, benefit expense increased 16%, due to higher average membership and increasing cost of care in certain segments. Overall our commercial cost of care trends have ranged from 12% to 13% in 2001. These trends were driven by higher utilization of outpatient and professional services and higher prescription drug costs. The benefit expense ratio improved 40 basis points from 85.5% in the three months ended September 30, 2000 to 85.1% in the three months ended September 30, 2001 largely due to the divestiture of TRICARE, which generally incurred a higher benefit expense ratio than our other business. Excluding TRICARE, the benefit expense ratio decreased 10 basis points due to improvement in our West region.

   Outpatient and professional services cost increases have varied among regions and products. For the 12 month period ending September 30, 2001, cost increases have generally averaged mid-teens for outpatient services and low-teens for professional services. These increases resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend towards a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness and demand for diagnostic procedures such as magnetic resonance imagings, or MRIs. In addition, improved medical technology has allowed more complicated medical procedures to be performed on an outpatient basis rather than on an inpatient (hospitalized) basis, increasing both outpatient utilization rates and unit costs.

   Prescription drug cost increases for the quarter varied among regions and by product, but have generally averaged in the mid-teens in 2001 over 2000. The cost increases resulted from the introduction of new, higher cost drugs and higher overall utilization. In response to increasing prescription drug costs, we have implemented three-tiered drug programs and expanded the use of formularies for our members.

   Administrative expense increased $17.1 million, or 4%, in 2001. Excluding TRICARE, administrative expense increased $55.9 million, or 13%, due to additional costs associated with increasing membership, investments in technology and higher commissions and premium taxes, which vary with premium. Our administrative expense ratio in 2001 decreased 130 basis points from 2000. Excluding TRICARE, our administrative expense ratio would have decreased 50 basis points due to operating revenue increasing faster than administrative expense.

   Net investment income increased $9.2 million, or 18%, due to higher overall investment portfolio balances. The higher portfolio balances included net cash generated from operations and cash generated from improved balance sheet management which resulted in quicker collection of receivables and sales of non-core assets.

   Net realized capital gains increased from $6.6 million in 2000 to $72.1 million in 2001. Included in net realized capital gains in the third quarter was $65.2 million of gains resulting from restructuring the equity portfolio into fixed maturity securities and equity index funds in the third quarter of 2001. Net realized capital gains from sale of equities increased to $62.2 million from $10.5 million in 2000. Net realized capital gains from sale of fixed income securities were $9.9 million in 2001 versus net realized capital losses of $3.9 million in 2000. Net realized gains or losses on investments are influenced by market conditions existing at the time an investment is sold, and will vary from year to year.

   Demutualization expenses, including printing, legal, accounting and other advisors, were $13.6 million in 2001 and were directly related to our demutualization.

   Income tax expense increased $37.2 million, or 136%, due to higher income before taxes. Our effective income tax rate in 2001 was 36.5% versus 30.0% in 2000. The effective tax rate increased in 2001 due to the effect of higher income before taxes on our permanent tax differences, the non-deductibility of demutualization expenses for income tax purposes and slightly higher state income tax rates. As the amount of income before taxes increases, the effect of permanent tax differences on our income tax rate is reduced. The effective rate in 2000 is lower than the statutory tax rate in 2000 as a result of changes in our deferred tax valuation allowance.

   Net income increased $48.0 million, or 76%, due to higher net realized capital gains and improvement in operating results as described above.

Midwest

   The Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents the Midwest region's summarized results of operations for the three months ended September 30, 2001 and 2000:

                                         Three Months Ended
                                            September 30
                                         ------------------
                                           2001      2000    % Change
           -                             --------  --------  --------
                                           ($ in Millions)
           Operating Revenue............ $1,294.3  $1,122.3     15%
           Operating Gain............... $   34.3  $   24.3     41%
           Operating Margin.............      2.7%      2.2%   50 bp
           Membership (in 000s).........    4,846     4,520      7%

   Operating revenue increased $172.0 million, or 15%, in 2001 primarily due to premium rate increases and the effect of higher average fully insured membership in Local Large and Small Group and Medicare + Choice businesses. Medicare + Choice premium rates increased due to the Benefit Improvement and Protection Act of 2000 ("BIPA") and the aging of our Medicare + Choice population. Medicare + Choice membership increased due to reduced competition in Ohio as a result of competitors exiting the market. BIPA increased the level of reimbursement from the government to payers that participate in the Medicare + Choice program.

   Operating gain increased $10.0 million, or 41%, resulting in an operating margin of 2.7%, a 50 basis point improvement from the three months ended September 30, 2000. This improvement was primarily due to revenue growth and cost containment initiatives, which more than offset $11.2 million pretax reserve strengthening during 2001.

   Membership increased 326,000, or 7%, to 4.8 million members, primarily due to sales in National business, higher BlueCard activity and favorable retention of business.

East

   The East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents the East region's summarized results of operations for the three months ended September 30, 2001 and 2000:

                               Three Months
                                   Ended
                               September 30
                              --------------
                               2001    2000   % Change
-                             ------  ------  --------
                              ($ in Millions)
Operating Revenue............ $941.1  $841.8     12%
Operating Gain............... $ 30.3  $ 30.1      1%
Operating Margin.............    3.2%    3.6%   (40)bp
Membership (in 000s).........  2,225   2,015     10%

   Operating revenue increased $99.3 million, or 12%. Excluding the effect of the exit from the Medicare + Choice business in Connecticut on January 1, 2001, operating revenue increased $139.9 million, or 17%, in 2001 due to premium rate increases in Group business and higher average membership. Increases in Group premiums accounted for most of the increase and were primarily from Local Large Group business.

   Operating gain was essentially flat due to $9.4 million of reserve strengthening in 2001. Excluding these arrangements, operating gain increased $9.6 million, or 32%, due to improvement in Small Group and Local Large Group business, exiting the Medicare + Choice market in Connecticut, and higher overall membership.

   Membership increased 210,000, or 10%. Excluding Medicare + Choice, membership increased 12%, primarily in Local Large Group business.

West

   The West segment is comprised of health benefit and related business for members in Colorado and Nevada. The following table presents the West region's summarized results of operations for the three months ended September 30, 2001 and 2000:

                      Three Months
                          Ended
                      September 30
                     --------------
                      2001    2000   % Change
                     ------  ------  --------
                     ($ in Millions)
Operating Revenue... $211.4  $156.2     35%
Operating Gain...... $  7.2  $  0.1     --
Operating Margin....    3.4%    0.1%   330bp
Membership (in 000s)    763     601     27%

   Operating revenue increased $55.2 million, or 35%, primarily due to higher premium rates designed to bring pricing in line with cost of care and higher average membership in both Local Large Group and Small Group businesses.

   Operating gain reached $7.2 million, up $7.1 million, due to improved underwriting performance as a result of premium rate increases and higher average membership, particularly in Local Large Group business. This improvement in operating gain resulted in a 330 basis point increase in operating margin to 3.4% in 2001.

   Membership increased 162,000, or 27%, to 763,000, due to increased BlueCard activity and higher sales in Local Large Group and Small Group businesses. We will be exiting the Medicare + Choice market in Colorado effective January 1, 2002. At September 30, 2001, our Medicare + Choice membership in Colorado was approximately 9,000. We expect no material effect on operating results from exiting this market.

Specialty

   The Specialty segment includes group life, pharmacy benefit management, and dental and vision operations of the Company. The following table presents the Specialty segment's summarized results of operations for the three months ended September 30, 2001 and 2000:

                   Three Months
                       Ended
                   September 30
                  --------------
                   2001    2000   % Change
                  ------   -----  --------
                  ($ in Millions)
Operating Revenue $100.3   $82.9     21%
Operating Gain... $  9.1   $ 4.2    117%
Operating Margin.    9.1%    5.1%   400bp

   Operating revenue increased $17.4 million, or 21%, primarily due to higher revenue at our pharmacy benefit manager, Anthem Prescription Management, or APM. APM's operating revenue grew primarily due to increased mail order prescription volume and the utilization of APM's pharmacy benefit programs beginning in early 2001 by our recent acquisitions of Blue Cross and Blue Shield of Colorado/Nevada ("BCBS-CO/NV") and Blue Cross and Blue Shield of Maine ("BCBS-ME"). This growth more than offset the effect of the termination of a special funding arrangement with a large life group in 2000.

   Operating gain more than doubled from $4.2 million in 2000 to $9.1 million in 2001 principally due to increased mail order prescription volume at APM. Improved APM results, coupled with the termination of the large life group, resulted in a 400 basis point increase in operating margin to 9.1%.

Other

   The Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs, and Anthem Alliance, a subsidiary that provided the health benefits and administration for active and retired military employees and their dependents under the TRICARE program. We sold the TRICARE business on May 31, 2001. The Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments.

   The following table presents the summarized results of operations for our Other segment for the three months ended September 30, 2001 and 2000.

                Three Months
                    Ended
                September 30
               --------------
                2001    2000  % Change
               -----   -----  --------
               ($ in Millions)
Operating Loss $(1.8)  $(5.4)    67%

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

   The following table presents our consolidated results of operations for the nine months ended September 30, 2001 and 2000:

                                                    Nine Months Ended
                                                       September 30             Change
                                                   -------------------  ------------------
                                                     2001       2000       $         %
                                                   ---------  --------  --------  --------
                                                                 ($ in Millions)
Operating revenue and premium equivalents (1)..... $10,428.6  $8,666.8  $1,761.8        20%
                                                   =========  ========  ========  ========
Premiums.......................................... $ 6,866.1  $5,636.4  $1,229.7        22%
Administrative fees...............................     622.0     550.0      72.0        13%
Other revenue.....................................      37.8      39.5      (1.7)       (4)%
                                                   ---------  --------  --------  --------
       Total operating revenue....................   7,525.9   6,225.9   1,300.0        21%
Benefit expense...................................   5,847.6   4,831.3   1,016.3        21%
Administrative expense............................   1,465.9   1,274.7     191.2        15%
                                                   ---------  --------  --------  --------
       Total operating expense....................   7,313.5   6,106.0   1,207.5        20%
                                                   ---------  --------  --------  --------
Operating gain....................................     212.4     119.9      92.5        77%
Net investment income.............................     170.4     147.2      23.2        16%
Net realized gains on investments.................      61.2      13.1      48.1        NM (2)
Gain on sale of subsidiary operations (TRICARE)...      25.0        --      25.0        NM (2)
Interest expense..................................      41.8      41.2       0.6         1%
Amortization of intangibles.......................      23.8      18.2       5.6        31%
Demutualization expenses..........................      16.6        --      16.6        NM (2)
                                                   ---------  --------  --------  --------
Income before taxes and minority interest.........     386.8     220.8     166.0        75%
Income taxes......................................     133.2      66.3      66.9       101%
Minority interest.................................      (0.9)      0.7      (1.6)      NM (2)
                                                   ---------  --------  --------  --------
Net income........................................ $   254.5  $  153.8  $  100.7        65%
                                                   =========  ========  ========  ========
Benefit expense ratio (3).........................      85.2%     85.7%            (50) bp(4)
Administrative expense ratio: (5)
   Calculated using operating revenue (6).........      19.5%     20.5%           (100) bp(4)
   Calculated using operating revenue and premium
     equivalents (7)..............................      14.1%     14.7%            (60) bp(4)
Operating margin (8)..............................       2.8%      1.9%              90 bp(4)

--------
(1) Self-funded claims included for the nine months ended September 30, 2001 were $2,902.7 million and for the nine months ended September 30, 2000 were $2,440.9 million.
(2) NM = Not meaningful.
(3) Benefit expense ratio = Benefit expense / Premiums.
(4) bp = basis point, one hundred basis points = 1%.
(5) While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio including premium equivalents.
(6) Administrative expense / Operating revenue.
(7) Administrative expense / Operating revenue and premium equivalents.
(8) Operating margin = Operating gain / Total operating revenue.

   Premiums increased $1,229.7 million, or 22%, to $6,866.1 million in 2001 in part due to the acquisition of BCBS-ME in June 2000 and the additional risk recaptured as of January 1, 2001, associated with the TRICARE business. Our subsidiary Anthem Alliance had retained 35% of the risk on the TRICARE business as of January 1, 2000, and increased the retention as of January 1, 2001, to 90% of the total risk for the contract. The TRICARE business was sold on May 31, 2001. Excluding the acquisition of BCBS-ME and the sale of our TRICARE business, premiums increased $779.0 million, or 15%, due to premium rates increases and higher membership in all of our business segments. Midwest premiums increased due to higher membership and premium rate increases in our Group accounts (both Local Large Group and Small Group) and higher membership in Medicare + Choice. East and West premiums increased primarily due to premium rate increases and higher membership in Group business.

   Administrative fees increased $72.0 million, or 13%, from $550.0 million in 2000 to $622.0 million in 2001, with $31.8 million of this increase from the acquisition of BCBS-ME. Excluding acquisitions and dispositions, administrative fees increased $83.0 million, or 20%, primarily from membership growth in National account self-funded business. Excluding acquisitions and divestitures, other revenue decreased $1.7 million, or 4%, primarily due to interest received on a tax settlement in 2000.

   Benefit expense increased $1,016.3 million, or 21%, in 2001 due to the acquisition of BCBS-ME and the additional risk assumed by Anthem Alliance Health Insurance Company for TRICARE business on January 1, 2001. Excluding acquisitions and dispositions, benefit expense increased $610.7 million, or 14%, due to higher average membership and increasing cost of care. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 50 basis points from 85.7% in 2000 to 85.2% in 2001 primarily because premium rates increased more than benefit costs. Excluding acquisitions and dispositions, our benefit expense ratio decreased 90 basis points from 85.3% in 2000 to 84.4% in 2001.

   Administrative expense increased $191.2 million, or 15%, in 2001 primarily due to the acquisition of BCBS-ME. Excluding acquisitions and dispositions, administrative expense increased $169.6 million, or 15%, primarily due to higher commissions and premium taxes, which vary with premium, higher salary and benefit costs, additional costs associated with higher membership and investments in technology.

   Our administrative expense ratio decreased 60 basis points primarily due to operating revenue increasing faster than administrative expense. Excluding acquisitions and dispositions, our administrative expense ratio would have been unchanged at 13.7%.

   Net investment income increased $23.2 million, or 16%, primarily due to higher overall investment portfolio balances. The higher portfolio balances included net cash generated from operations, as well as cash generated from improved balance sheet management, such as quicker collection of receivables and sales of non-core assets.

   Net realized capital gains increased from $13.1 million in 2000 to $61.2 million in 2001. Included in net realized capital gains in the nine months ended September 30, 2001 was $65.2 million of gains resulting from restructuring the equity portfolio into fixed maturity securities and equity index funds in the third quarter of 2001. This offset $28.9 million in unrealized losses on equity securities being recognized as other than temporary impairment. Net realized capital gains from sale of equities increased 34% ($39.9 million in 2001 versus $29.8 million in 2000). Net realized capital gains from sale of fixed income securities were $21.3 million in 2001 versus net realized capital losses of $16.7 million in 2000. Net gains or losses on investments are influenced by market conditions when an investment is sold, and will vary from year to year.

   Gain on sale of subsidiary operations of $25.0 million relates to the sale of our TRICARE business on
May 31, 2001.

   Amortization of intangibles increased $5.6 million, or 31%, primarily due to amortization expense associated with the acquisition of BCBS-ME.

   Demutualization expenses, which are non-recurring, have totaled $16.6 million in 2001 and were incurred in conjunction with our demutualization.

   Income tax expense increased $66.9 million, or 101%, primarily due to higher income before taxes. Our effective income tax rate in 2001 was 34.4% versus 30.0% in 2000. The rate is lower than statutory effective tax rate in both periods primarily as a result of changes in our deferred tax valuation allowance. The effective tax rate increased in 2001 primarily due to the effect of higher income before taxes and fixed permanent tax differences, the non-deductibility of demutualization expenses for income tax purposes and slightly higher state income tax rates. As the amount of income before tax increases, the effect of permanent tax differences on our income tax rate is reduced.

   Net income increased $100.7 million, or 65%, primarily due to the improvement in operating results, net realized capital gains, gain on sale of subsidiary operations and higher investment income as described above. Excluding the gain on sale of subsidiary operations ($16.3 million after tax) and the acquisition of BCBS-ME, net income increased $78.9 million, or 52%.

Midwest

   The following table presents the Midwest region's summarized results of operations for the nine months ended September 30, 2001 and 2000:

                                    Nine Months Ended
                                      September 30
                                   ------------------
                                     2001      2000    % Change
                                   --------  --------  --------
                                     ($ in Millions)
                 Operating Revenue $3,761.0  $3,293.7    14%
                 Operating Gain... $  119.3  $   60.5    97%
                 Operating Margin.      3.2%      1.8%  140 bp

   Operating revenue increased $467.3 million, or 14%, in 2001 due to premium rate increases and the effect of higher average membership in Small Group and Medicare + Choice businesses. Medicare + Choice premium rates increased due to the Benefit Improvement and Protection Act of 2000 and the aging of our Medicare + Choice population. Average Medicare + Choice membership increased due to reduced competition in the Ohio marketplace as a result of competitors exiting the market.

   Operating gain increased $58.8 million, or 97%, resulting in an operating margin of 3.2%, a 140 basis point improvement from the nine months ended September 30, 2000. This improvement was primarily due to revenue growth and cost containment initiatives, which more than offset $11.2 million pretax reserve strengthening during the third quarter of 2001.

East

   The following table presents the East region's summarized results of operations for the nine months ended September 30, 2001 and 2000. BCBS-ME is included from its acquisition date of June 5, 2000.

                   Nine Months Ended
                     September 30
                  ------------------
                    2001      2000    % Change
                  --------  --------  --------
                    ($ in Millions)
Operating Revenue $2,699.8  $2,077.8     30%
Operating Gain... $   78.7  $   64.2     23%
Operating Margin.      2.9%      3.1%   (20) bp

   Operating revenue increased $622.0 million, or 30%. Excluding the acquisition of BCBS-ME and the effect of the exit from the Medicare + Choice business in Connecticut on January 1, 2001, operating revenue increased $327.2 million, or 19%, in 2001 due to premium rate increases in Group business and higher average membership. Increases in Group premiums accounted for most of the increase and were primarily from Local Large Group business.

   Operating gain increased $14.5 million, or 23%. Excluding the $9.4 million reserve strengthening in the third quarter of 2001, operating gain increased $23.9 million, or 37%, primarily due to improvement in Small Group and Local Large Group business, exiting the Medicare + Choice market in Connecticut, and higher overall membership.

   Operating margin decreased 20 basis points primarily due to the reserve strengthening and to the relatively lower margins on Maine business.

West

   The following table presents our West region's summarized results of operations for the nine months ended September 30, 2001 and 2000:

                                     Nine Months Ended
                                       September 30
                                     ----------------
                                      2001      2000   % Change
                                     ------    ------  --------
                                      ($ in Millions)
                   Operating Revenue $568.3    $459.3    24%
                   Operating Gain... $ 10.3    $  1.4    --
                   Operating Margin.    1.8%      0.3%  150 bp

   Operating revenue increased $109.0 million, or 24%, primarily due to higher premium rates designed to bring pricing in line with cost of care and higher average membership in both Local Large Group and Small Group businesses.

   Operating gain increased $8.9 million, to $10.3 million in 2001 primarily due to improved underwriting performance as a result of premium rate increases and higher average membership, particularly in Local Large Group business. This improvement in operating gain resulted in a 150 basis point increase in operating margin to 1.8% in 2001.

Specialty

   The following table presents our Specialty segment's summarized results of operations for the nine months ended September 30, 2001 and 2000:

                                     Nine Months Ended
                                       September 30
                                     ----------------
                                      2001      2000   % Change
                                     ------    ------  --------
                                      ($ in Millions)
                   Operating Revenue $285.8    $244.3    17%
                   Operating Gain... $ 25.0    $ 14.0    79%
                   Operating Margin.    8.7%      5.7%  300 bp

   Operating revenue increased $41.5 million, or 17%, primarily due to higher revenue at APM. APM's operating revenue grew primarily due to increased mail order prescription volume and the utilization of APM's pharmacy benefit programs beginning in early 2001 by our recent acquisitions of BCBS-CO/NV and BCBS-ME. This growth more than offset the effect of the termination of a special funding arrangement with a large life group in 2000.

   Operating gain increased $11.0 million, or 79%, primarily due to increased mail order prescription volume at APM. Improved APM results, coupled with the termination of the large life group, resulted in a 300 basis point increase in operating margin to 8.7%.

Other

   The following table presents the summarized results of operations for our Other segment for the nine months ended September 30, 2001 and 2000:

               Nine Months Ended
                 September 30
               ----------------
                2001      2000   % Change
               ------    ------  --------
                ($ in Millions)
Operating Loss $(20.9)   $(20.2)    (3%)

Liquidity and Capital Resources

   Our cash collections consist primarily of premiums and administrative fees, investment income and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from policyholder benefit payments, administrative expenses and taxes. We also use cash for purchases of investment securities, capital expenditures and acquisitions. Cash outflows can fluctuate because of uncertainties regarding the amount and timing of settlement of our liabilities for unpaid benefit claims and the timing of payments of operating expenses. Management believes that cash flow from operations, together with the investment portfolio, will continue to provide sufficient liquidity to meet general operations needs, special needs arising from changes in financial position and changes in financial markets. We also maintain bank lines of credit and a commercial paper program to provide additional liquidity.

   Net cash flow provided by operating activities was $511.8 million in the nine months ended September 30, 2001, as compared to $483.0 million in the nine months ended September 30, 2000. Net cash flow provided by operating activities increased $28.8 million, or 6%, due to higher net income and increased depreciation and amortization expense associated with acquisitions in 2001. Last year operating cash flow was enhanced as we converted certain operating assets and investments in non-strategic assets to cash. Those nonrecurring transactions represented approximately $170.0 million in the first nine months of 2000.

   Net cash used in investing activities was $350.5 million in the nine months ended September 30, 2001 compared to cash used in investing activities of $596.0 million in the nine months ended September 30, 2000. Net cash flow used in investing activities decreased $245.5 million, or 41%, primarily due to higher cash balances held by our investment mangers, no net proceeds from financing activities in 2001, and the purchase of BCBS-ME in June 2000. The net cash received from the sale of our TRICARE business and other purchase price adjustments paid in respect of prior acquisitions in 2001 represented an increase of approximately $104.4 million in cash received from investing activities, in the first nine months of 2001.

   There were no financing activities in the first nine months of 2001. Net cash provided by financing activities was $75.3 million for the first nine months of 2000, which constituted the $295.3 million net proceeds received from the issuance of $300.0 million of surplus notes on a discounted basis less $220.0 million repayment of bank debt.

   On November 2, 2001, the Company completed its demutualization, initial public offering of common stock ("IPO") and the Equity Security Units ("Units") offering. Anthem Insurance Companies, Inc. ("Anthem Insurance") is now a wholly owned subsidiary and the primary asset of Anthem, Inc. ("Anthem"). Gross proceeds from the IPO and Units offering were $1,987.2 million and $230.0 million, respectively, for a total of $2,217.2 million. This reflects the sale of 55.2 million shares of common stock, at an initial public offering price of $36.00 per share, and 4.6 million Units at $50 per Unit. From these gross proceeds, we estimate we will pay approximately $2,063.6 million to the eligible statutory members of Anthem Insurance who receive cash in lieu of shares of common stock in connection with the demutualization (including payments to eligible statutory members pursuant to the "top up provision" of the Plan). We paid from the gross proceeds approximately $100.1 million for underwriting discounts and expect to ultimately pay an estimated $18.4 million for other IPO and additional demutualization expenses and $1.5 million for the Unit offering expenses. We will use the estimated balance of approximately
$33.6 million for reimbursement to Anthem Insurance for expenses incurred in connection with the demutualization and IPO, and for general corporate purposes.

   We will purchase Blue Cross and Blue Shield of Kansas with currently available funds. Our future liquidity needs may include acquisitions, operating expenses, capital contributions to our subsidiaries and will include interest and contract fee payments on the Units. We plan to utilize all or any combination of the following to fund our liquidity needs: cash flow from operations, our investment portfolio, new bank borrowings, and future equity and debt offerings. The source of liquidity would be determined at the time of need, based on market conditions at that time.

   The ability of our licensed insurance company subsidiaries to pay dividends to their parent companies is limited by the departments of insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater or lesser (depending on state statute) of the prior year's statutory net income or 10% of statutory surplus. Dividends in excess of this amount are classified as extraordinary and require prior approval of the respective departments of insurance. Further, an insurance company may not pay a dividend unless, after such payment, its surplus is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, as determined by the department of insurance.

   In connection with our acquisitions of BCBS-ME and BCBS-NH, further limitations were imposed on their ability to pay dividends. Until June 2005, BCBS-ME may not declare any dividend without the prior approval of the department of insurance of Maine. BCBS-NH may not pay any dividends for as long as the New Hampshire department of insurance permits BCBS-NH to continue to use certain favorable accounting practices permitted prior to the acquisition. The maximum dividend payable to Anthem Insurance from its licensed insurance company subsidiaries without prior approval in 2001 is approximately $163.0 million. The dividends paid by such regulated subsidiaries in 2000 were $71.3 million.

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $800.0 million. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under these facilities. Upon execution of these facilities, Anthem Insurance terminated its prior $300.0 million unsecured revolving facility. Borrowings under these facilities bear interest at rates determined by reference to The Chase Manhattan Bank's base rate (greater of the Prime Rate or the Federal Funds Rate plus 1/2%), to a fixed rate established in a competitive bid process, or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined in a competitive bid process or by reference to the then-current rating of Anthem Insurance's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $400.0 million, expires as of November 5, 2006. The other facility, which provides for borrowings of up to $400.0 million, expires as of November 5, 2002. Any amount outstanding under this facility as of November 5, 2002 (other than amounts which bear interest rates determined by the competitive bid process), may be converted into a one-year term loan at our option. Each credit agreement requires Anthem to maintain certain financial ratios and contains typical restrictive covenants. No amounts were outstanding under the prior facilities as of September 30, 2001, or December 31, 2000, and no borrowings were made during the periods then ended.

   In addition to the revolving credit facilities described above, Anthem Insurance currently has a $300.0 million commercial paper program available for general corporate purposes. Commercial paper notes are short term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. Anthem Insurance had no commercial paper outstanding at September 30, 2001.

   This management's discussion and analysis contains certain forward-looking information. Words such as "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "estimate(s)", "should", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures found in our final Prospectus dated October 29, 2001, for the initial public offering, and in periodic reports filed with the Securities and Exchange Commission from time to time, which attempt to advise interested parties of the factors which affect our business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   The primary objective of our investment strategy is the preservation of the asset base and the maximization of total return given an acceptable level of risk. Our portfolio is exposed to three primary sources of risk: (1) interest rate risk, (2) credit risk, and (3) market valuation risk for equity holdings. During the third quarter of 2001, we increased the percentage of fixed income securities to approximately 96% and decreased equity securities to approximately 4% of the investments available for sale.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Litigation

   A number of managed care organizations have recently been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA") have been filed in Connecticut against Anthem or our Connecticut subsidiary. One proceeding, The State of Connecticut
v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 1716 (AWT), filed on September 7, 2000 in the United States District Court, District of Connecticut, was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude us from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, William Strand v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 2037 (SRU), filed on October 20, 2000 in the United States District Court, District of Connecticut, was brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, and seeks injunctive relief to preclude us from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

   In addition, our Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. Edward Collins, M.D., et al. v. Anthem Health Plans, Inc., No. CV-99 0156198 S, was filed on December 14, 1999, in the Superior Court Judicial District of Waterbury, Connecticut. Stephen R. Levinson, M.D., Karen Laugel, M.D. and J. Kevin Lynch, M.D. v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross and Blue Shield of Connecticut, No. 3:01 CV 426 (JBA), was filed on February 14, 2001 in the Superior Court Judicial District of New Haven, Connecticut. Connecticut State Medical Society v. Anthem Health Plans, Inc., No. 3:01 CV 428 (JBA) was filed on February 14, 2001 in the Superior Court Judicial District of New Haven, Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, allegedly failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. The Collins and Levinson suits seek injunctive relief. Collins seeks an accounting under the terms of the provider agreements and injunctive relief prohibiting us from continuing the unfair actions alleged in the complaint and violating its agreements. Levinson seeks permanent injunctive relief prohibiting us from, among other things, utilizing methods to reduce reimbursement of claims, paying claims in an untimely fashion and providing inadequate communication with regards to denials and appeals. Both of the suits seek unspecified monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, seeks the same injunctive relief as the Levinson case, but no monetary damages.

   On July 19, 2001, the court in the Collins suit certified a class as to three of the plaintiff's fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with Anthem and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: Anthem's alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and Anthem staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians.

   We intend to vigorously defend these proceedings. Anthem denies all the allegations set forth in the complaints and has asserted defenses, including improper standing to sue, failure to state a claim and failure to exhaust administrative remedies. All of the proceedings are in the early stages of litigation, and their ultimate outcomes cannot presently be determined.

   On October 10, 2001, the Connecticut State Dental Association along with five dental providers filed suit against our Connecticut subsidiary. Connecticut State Dental Association, Dr. Martin Rutt, Dr. Michael Egan, Dr. Sheldon Natkin, Dr. Suzanna Nemeth, and Dr. Bruce Tandy v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross and Blue Shield of Connecticut was filed in the Superior Court Judicial District of Hartford, Connecticut. On November 9, 2001, this suit was, with the consent of the parties, voluntarily withdrawn without prejudice, but it may be re-filed in the future. The suit alleged that our Connecticut subsidiary violated the Connecticut Unfair Trade Practices Act by allegedly unilaterally altering fee schedules without notice or a basis to do so, instituting unfair and deceptive cost containment measures and refusing to enroll new providers unless they agreed to participate in all available networks. The plaintiffs sought declaratory relief that the practices alleged in the complaint constituted deceptive and unfair trade practices. A permanent injunction was also sought prohibiting us from, among other things, failing and refusing to inform network providers of the methodology supporting our fee schedules and substituting our medical judgment for that of dental providers. The suit requested costs and attorney fees, but no other specified monetary damages. Anthem denied the allegations set forth in this complaint and vigorously defended this suit.

   Following our purchase of Blue Cross and Blue Shield of Maine, or BCBS-ME, the Attorney General of Maine and Consumers for Affordable Health Care filed administrative appeals challenging the Superintendent of Insurance's (the "Superintendent") decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. Both the Attorney General and the consumers group filed a petition for administrative review seeking, among other things, a determination that the decision of the Superintendent in regard to the application of BCBS-ME to convert to a stock insurer was in violation of statute or unsupported by substantial evidence on the record. Consumers for Affordable Health Care, et al. v. Superintendent of Insurance, et al, Nos. AP-00-37, AP-00-42 (Consolidated). In addition, the Attorney General filed an independent claim for relief, requesting the court to modify the Superintendent's decision by requiring BCBS-ME to submit an update to the statutorily mandated appraisal of its fair market value and to deposit into the charitable foundation the difference between the net proceeds that have been transferred to the foundation and the final value of BCBS-ME, if greater. On May 18, 2001, the court dismissed the Attorney General's independent claim, ruling that the claim was an impermissible collateral challenge to the Superintendent's determination. The effect of this ruling is that the Attorney General does not have a cause of action separate from the administrative review that he has already requested. Following the court's May 18, 2001 order, the Attorney General filed a motion to clarify the court's ruling, asserting that the court did not intend to dismiss his independent claim with prejudice. The court denied the Attorney General's motion. Anthem intends to vigorously defend these proceedings. Anthem denies all the allegations set forth in the petitions for review and has asserted defenses, including waiver, estoppel and mootness. While the appeals are still pending, we do not believe that the appeals will have a material adverse effect on our consolidated financial position or results of operations.

   On March 11, 1998, Anthem and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of our denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999, and as part of the appeal, a bond in the amount of $60.0 million was posted to secure the judgment and interest and attorneys' fees. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem. The court also reversed the award of $49.0 million in punitive damages against both Anthem and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. The ultimate outcome of this matter cannot be determined at this time.

   On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that we failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with us. We paid our customers' claims for the health care providers' services by sending payments to our customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers' services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for us on the health care providers' equitable lien claims. The Court also entered summary judgment for us on the health care providers' contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of our networks, (2) did not receive direct payment from us for services rendered to a patient covered by one of our insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by our payment to our customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. We are considering whether to appeal the class certification order. In any event, we intend to continue to vigorously defend the case and believe that any liability that may result from the case will not have a material adverse effect on our consolidated financial position or results of operations.

   In addition to the lawsuits described above, we are involved in other pending and threatened litigation of the character incidental to our business or arising out of our insurance and investment operations, and are from time to time involved as a party in various governmental and administrative proceedings. We believe that any liability that may result from any one of these actions is unlikely to have a material adverse effect on our financial position or results of operations.

Other Contingencies

   Anthem, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by the federal Centers for Medicare and Medicaid Services, formerly the Health Care Financing Administration. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In the last five years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 million to $51.6 million, plus a payment by one company of $144.0 million. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of Anthem's activities under certain of its Medicare fiscal intermediary contracts.

   On December 8, 1999, Anthem Health Plans, Inc., or AHP, one of our subsidiaries, reached a settlement agreement with the Office of Inspector General, or OIG, Health and Human Services, in the amount of $41.9 million, to resolve an investigation into misconduct in the Medicare fiscal intermediary operations of Blue Cross & Blue Shield of Connecticut, Inc., or BCBS-CT, AHP's predecessor. The period investigated was before Anthem's merger with BCBS-CT. The resolution of this case involved no criminal penalties against Anthem as successor-in-interest nor any suspension or exclusion from federal programs. This expense was included in administrative expense in our statement of consolidated income for the year ended December 31, 1999.

   AdminaStar Federal, Inc., one of our subsidiaries, has received several subpoenas from the OIG and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from us related to our Medicare fiscal intermediary Part A and Part B operations. We have made certain disclosures to the government relating to our Medicare Part B work in Kentucky. The government, however, has not notified us of any non-compliance. We are not in a position to predict either the ultimate outcome of this review or the extent of any potential exposure should claims be made against us. However, we believe any fines or penalties that may arise from this review would not have a material adverse effect on our consolidated financial condition.

   As a Blue Cross Blue Shield Association licensee, we participate in a nationwide contract with the federal Office of Personnel Management to provide coverage to federal employees and their dependents in our core eight-state area. The program is called the Federal Employee Program, or FEP. On July 11, 2001, we received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to our operations in Ohio, Indiana and Kentucky under the FEP contract. We are currently cooperating with the OIG and the U.S. Department of Justice on this matter. We are not in a position to predict either the ultimate outcome of this review or the extent of any potential exposure should claims be made against us. Accordingly, we cannot assure you that the ultimate outcome of this review will not have a material adverse effect on our consolidated results of operations or financial condition.

   We guaranteed certain financial contingencies of our subsidiary, Anthem Alliance Health Insurance Company, under a contract between Anthem Alliance and the United States Department of Defense. Under that contract, Anthem Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001. The contract required Anthem Alliance, as the prime contractor, to assume certain risks in the event, and to the extent, the actual cost of delivering health care services exceeded the health care cost proposal submitted by Anthem Alliance (the "Health Care Risk"). The contract has a five-year term, but was transferred to a third party, effective May 31, 2001. We guaranteed Anthem Alliance's assumption of the Health Care Risk, which is capped by the contract at $20.0 million annually and $75.0 million cumulatively over the contract period. Through December 31, 2000, Anthem Alliance had subcontracts with two other BCBS companies not affiliated with us by which the subcontractors agreed to provide certain services under the contract and to assume approximately 50% of the Health Care Risk. Effective January 1, 2001, one of those subcontractors terminated by mutual agreement of the parties, which increased Anthem Alliance's portion of the Health Care Risk to 90%. Effective May 1, 2001, the other subcontract was amended to eliminate the Health Care Risk sharing provision, which resulted in Anthem Alliance assuming 100% of the Health Care Risk for the period from May 1, 2001 to May 31, 2001. There was no call on the guarantee for the period from

May 1, 1998 to April 30, 1999 (which period is now "closed"), and we do not anticipate a call on the guarantee for the periods beginning May 1, 1999 through May 31, 2001 (which periods remain "open" for possible review by the Department of Defense).

ITEM 2. Changes in Securities and Use of Proceeds

   On October 29, 2001, the Securities and Exchange Commission declared effective (i) the Registration Statement on Form S-1 (Registration No. 333-67714) of Anthem, Inc. ("Anthem") with respect to Anthem's common stock, par value $0.01 per share (the "Common Stock"); and (ii) the Registration Statement on Form S-1 (Registration No. 333-70566) of Anthem with respect to Anthem's 6.00% Equity Security Units (the "Units"). The Units are comprised of a purchase contract, which constitutes the holder's agreement to purchase shares of Anthem's Common Stock at a future date, and a subordinated debenture of Anthem. In addition, on October 29, 2001, Anthem filed a Registration Statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Registration No. 333-72438) to increase the amount of the Common Stock offering, which Registration Statement was effective upon filing. The offerings of the securities registered on the registration statements referred to in (i) and (ii) above and in the preceding sentence are collectively referred to as the "Public Offerings."

   The lead managing underwriter for each of the Public Offerings was Goldman, Sachs & Co. The co-managing underwriters for each of the Public Offerings were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston Corporation, Lehman Brothers Inc., UBS Warburg LLC, ABN AMRO Rothschild LLC, Dresdner Kleinwort Wasserstein Securities LLC, A.G. Edwards & Sons, Inc., McDonald Investments Inc. and Utendahl Capital Partners, L.P. Each of the Public Offerings commenced on October 29, 2001. The offering of the Common Stock terminated upon the sale of all the 55,200,000 shares of Common Stock (including 7,200,000 shares sold pursuant to the underwriters' over-allotment option). The offering of the Units terminated upon the sale of all the 4,600,000 Units (including 600,000 Units sold pursuant to the underwriters' over-allotment option).

   The offering of the Common Stock closed on November 2, 2001 and resulted in gross proceeds of $1,987,200,000 (including $259,200,000 of gross proceeds attributable to the shares of Common Stock sold pursuant to exercise of the underwriters' over-allotment option), of which $91,411,200 was applied to the underwriting discount. The proceeds to Anthem equaled $1,895,788,800. Of such amount, $16,600,000 will be contributed to Anthem Insurance Companies, Inc. ("Anthem Insurance") to cover certain expenses related to the demutualization and the Common Stock offering and an estimated $18,400,000 is expected to be used to pay additional expenses of the Common Stock offering and the demutualization. Of the resulting net proceeds to Anthem from the Common Stock offering, an estimated $1,843,783,200 is expected to be used to fund payments to eligible statutory members of Anthem Insurance who receive cash instead of shares of Common Stock in the demutualization of Anthem Insurance (including payments to eligible statutory members pursuant to the "top up provision" of the Plan of Conversion), and the remaining net proceeds of approximately $17,005,600 retained by Anthem will be available for general corporate purposes.

   The offering of the Units closed on November 2, 2001 and resulted in gross proceeds of $230,000,000 (including $30,000,000 of gross proceeds attributable to the Units sold pursuant to exercise of the underwriters' over-allotment option), $8,625,000 of which was applied to the underwriting discount. The proceeds to Anthem equaled $221,375,000, of which amount an estimated $219,852,000 is expected to be used to fund payments to eligible statutory members of Anthem Insurance who receive cash instead of shares of Common Stock in the demutualization of Anthem Insurance. The resulting net proceeds to Anthem of $1,523,000 from the Units offering have been used to pay expenses of the Units offering.

   None of the proceeds from the Public Offerings were paid by Anthem, directly or indirectly, to any director, officer or employee of Anthem, other than as demutualization compensation payable to eligible statutory members pursuant to the Plan of Conversion, or to any person owning ten percent or more of any class of our equity securities, or to any affiliates of Anthem.

ITEM 3. Defaults Upon Senior Securities

   None.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Pursuant to a Written Consent of in Lieu of a Special Meeting of the Sole Shareholder of Anthem dated July 30, 2001, which was prior to our initial public offering, our then sole shareholder, Anthem Insurance, approved our 2001 Stock Incentive Plan and our Employee Stock Purchase Plan.

ITEM 5. Other Information

   None.

ITEM 6. Exhibits and Reports on Form 8-K

   a) The following exhibits are submitted herewith:

       4.3 Indenture, dated as of November 2, 2001, by and between Anthem, Inc. and The Bank of New York, as trustee

       4.4 First Supplemental Indenture, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as trustee

       4.5 Purchase Contract Agreement, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as purchase contract agent

       4.6 Pledge Agreement, dated as of November 2, 2001, among Anthem, Inc., The Chase Manhattan Bank, as collateral agent, as custodial agent and as securities intermediary, and The Bank of New York, as purchase contract agent

       4.11 Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent

       4.12 364-Day Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent

   b) No Current Reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANTHEM, INC.
                                          Registrant

Date: December 10, 2001               By:  /S/ MICHAEL L. SMITH
                                             __________________________________
                                             Michael L. Smith
                                             Executive Vice President and
                                             Chief Financial and Accounting
                                               Officer
                                             (Principal Financial Officer,
                                               Chief Accounting
                                             Officer and Duly Authorized
                                               Officer)

                               INDEX TO EXHIBITS

Exhibit
Number  Document
------- --------
 4.3    Indenture, dated as of November 2, 2001, by and between Anthem, Inc. and The Bank of New York, as trustee

 4.4    First Supplemental Indenture, dated as of November 2, 2001, between Anthem, Inc. and The Bank of
        New York, as trustee

 4.5    Purchase Contract Agreement, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as purchase contract agent

 4.6    Pledge Agreement, dated as of November 2, 2001, among Anthem, Inc., The Chase Manhattan Bank, as collateral agent, as custodial agent and as securities intermediary, and The Bank of New York, as purchase contract agent

 4.11   Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies,
        Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
        Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent

 4.12   364-Day Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies,
        Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
        Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent