Form 10-K405
period 2001-12-31
ANTHEM INC
filed 2002-03-25
CIK 1156039

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
           For the transition period from             to

                       Commission file number 001-16751

                                 ANTHEM, INC.
            (Exact name of registrant as specified in its charter)

                       Indiana                 35-2145715
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                 120 Monument Circle
                Indianapolis, Indiana             46204
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code: (317) 488-6000

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class      Name of each exchange on which registered
         -------------------      -----------------------------------------
     Common Stock, Par Value $.01          New York Stock Exchange
     6.00% Equity Security Units           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates") as of March 4, 2002 was approximately $5,738,083,395.

   As of March 4, 2002, 103,388,914 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

               IDENTITY OF DOCUMENT            PART OF FORM 10-K INTO WHICH
                                                 DOCUMENT IS INCORPORATED
     Definitive Proxy Statement for the Annual           PART III
              Meeting of Shareholders
              to be held May 13, 2002

                                 ANTHEM, INC.
                             Indianapolis, Indiana

              Annual Report to Securities and Exchange Commission
                               December 31, 2001

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I..................................................................   1
    ITEM 1.   BUSINESS...................................................   1
    ITEM 2.   PROPERTIES.................................................  25
    ITEM 3.   LEGAL PROCEEDINGS..........................................  26
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  30
 PART II.................................................................  32
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................  32
    ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.......................  34
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................  35
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  57
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  59
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE...................................  88
 PART III................................................................  88
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  88
    ITEM 11.  EXECUTIVE COMPENSATION.....................................  88
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................  88
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  88
 PART IV.................................................................  89
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K...................................................  89

   This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including Exhibit 99 "Risk Factors" filed as an exhibit hereto and incorporated into this Form 10-K by reference, and our reports filed with the Securities and Exchange Commission from time to time.

   Health benefits companies operate in a highly competitive, constantly changing environment that is significantly influenced by aggressive marketing and pricing practices of competitors, regulatory oversight and organizations that have resulted from business combinations. The following is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our results to differ materially from those expressed in any forward-looking statements contained in this report:

    .  trends in health care costs and utilization rates;

    .  ability to secure sufficient premium rate increases;

    .  competitor pricing below market trends of increasing costs;

    .  increased government regulation of health benefits and managed care;

    .  significant acquisitions or divestitures by major competitors;

    .  introduction and utilization of new prescription drugs and technology;

    .  a downgrade in our financial strength ratings;

    .  litigation targeted at health benefits companies;

    .  ability to contract with providers consistent with past practice; and

    .  general economic downturns.

   References in this Annual Report on Form 10-K to the term "Anthem Insurance" refer to Anthem Insurance Companies, Inc., an Indiana insurance company. References to the term "Anthem" refer to Anthem Insurance and its direct and indirect subsidiaries before the demutualization, and to Anthem, Inc., an Indiana holding company, and its direct and indirect subsidiaries, including Anthem Insurance, after the demutualization, as the context requires. References to the terms "we," "our," or "us," refer to Anthem, before and after the demutualization. The demutualization was consummated on November 2, 2001.

                                    PART I

ITEM 1.   BUSINESS.

General Business Description

   We are one of the nation's largest health benefits companies, serving approximately eight million members, or customers, primarily in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada. We hold the leading market position in seven of these eight states and own the exclusive right to market our products and services using the Blue Cross(R) Blue Shield(R), or BCBS, names and marks in all eight states under license agreements with the Blue Cross Blue Shield Association, or BCBSA, an association of independent BCBS plans. We seek to be a leader in our industry by offering a broad selection of flexible and competitively priced health benefits products.

   Our product portfolio includes a diversified mix of managed care products, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and point of service, or POS plans, as well as traditional indemnity products. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, claims processing and other administrative services. In addition, we offer our customers several specialty products including group life, disability, prescription management, workers compensation, dental and vision. Our products allow our customers to choose from a wide array of funding alternatives. For our insured products, we charge a premium and assume all or a majority of the health care risk. Under our self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or a majority of the health care costs. Our 2001 operating revenue was 91.3% derived from fully insured products, while 8.7% was derived from administrative services and other revenues.

   Our customer base primarily includes large groups (contracts with 51 or more eligible employees), individuals and small groups (one to 50 employees), each of which accounted for 40.4%, 18.1% and 17.7% of our 2001 operating revenue, respectively. Other major customer categories include National accounts, Medicare recipients, federal employees and other federally funded programs. We principally market our products through an extensive network of independent agents and brokers who are compensated on a commission basis for new sales and retention of existing business.

   Our managed care plans and products are designed to encourage providers and members to make quality, cost-effective health care decisions by utilizing the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market shares enable us to realize the long-term benefits of investing in preventive and early detection disease management programs. We further improve our ability to provide cost-effective health benefits products and services through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. These measures have allowed us to achieve significant growth in membership (93%), revenue (100%), and net income (256%) from the beginning of 1997 through 2001.

   We intend to continue to expand through a combination of organic growth and strategic acquisitions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of the additional economies of scale provided by increased overall membership. In addition, we believe geographic diversity reduces our exposure to local or regional economic, regulatory and competitive pressures and provides us with increased opportunities for expansion. While the majority of our growth has been the result of strategic mergers and acquisitions, we have also achieved growth in our existing markets by providing excellent service, offering competitively priced products and effectively capturing the brand strength of the Blue Cross and Blue Shield names and marks.

   Anthem, Inc. is an Indiana corporation that was formed in July 2001 as a wholly owned subsidiary of Anthem Insurance. Anthem, Inc. was formed in connection with the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company in a process called demutualization. The demutualization was effective on November 2, 2001, and at that time Anthem Insurance was converted into a stock insurance company and became a wholly owned subsidiary of Anthem, Inc., and Anthem, Inc. became a publicly-held company. In addition, effective November 2, 2001, all membership interests in Anthem Insurance were extinguished and Anthem Insurance's eligible statutory members received shares of Anthem, Inc. common stock or cash, as consideration for the extinguishment of their membership interests in Anthem Insurance.

Industry Overview

   The health benefits industry has experienced significant change in recent years. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans, incorporating features of each, are among the various forms of managed care products that have developed in recent years. Through these types of products, the cost of health care is contained by negotiating contracts with hospitals, physicians and other providers to deliver health care at favorable rates. These products also can feature medical management and other quality and cost containment measures such as pre-admission review and approval for non-emergency hospital services, pre-authorization of outpatient surgical procedures, and network credentialing to determine that network doctors and hospitals have the required certifications and expertise. In addition, providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. HMO, PPO and POS enrollees generally are charged periodic, pre-paid premiums, and pay co-payments or deductibles when they receive services. PPO and POS plans provide benefits for out-of-network usage, typically at higher out-of-pocket costs to members. HMO members generally select one of the network's primary care physicians who then assumes responsibility for coordinating their health care services. Typically, there is no out-of-network benefit for HMO members. PPOs and other open access plans generally provide coverage when members select non-network providers without coordination through a primary care physician, but at a higher out-of-pocket cost. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to self refer or to choose non-network providers at higher out-of-pocket costs similar to those of PPOs.

   Recently, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage and the ability to self refer within those networks. There is also a growing preference for greater flexibility to assume larger deductibles and co-payments in exchange for lower premiums. We believe we are well positioned in each of our regions to respond to these market preferences. Our PPO products, which contain most or all of the features noted above, have experienced significant growth over the past few years.

   The Blue Cross Blue Shield Association, or BCBSA, has also undergone significant change in recent years. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid 1980s there were more than 125 separate Blue Cross or Blue Shield companies. Many of these organizations have merged, reducing the number of independent licensees to 43 as of December 2001. We expect this trend to continue, with plans merging or affiliating to address capital needs and other competitive pressures.

   Each of the BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each plan is able to take advantage of other member plans' substantial provider networks and discounts when any member from one state works or travels outside of the state in which the policy is written. We receive a substantial and growing source of revenue under this "BlueCard" program for providing member services in our states for individuals who are customers of other BCBS plans.

Our Operating Segments

   Our reportable segments are strategic business units delineated by geographic areas within which we offer similar products and services, but manage with a local focus to address each geographic region's unique market, regulatory and health care delivery characteristics. The regions are:

  .  the Midwest, which includes Indiana, Kentucky and Ohio;

  .  the East, which includes Connecticut, New Hampshire and Maine; and

  .  the West, which includes Colorado and Nevada.

   In addition to our three geographic regions, we have a Specialty segment and an Other segment. Our Specialty segment includes business units providing:

  .  group life and disability insurance benefits;

  .  pharmacy benefit management;

  .  dental and vision administration services; and

  .  third party occupational health services.

   Various ancillary business units (reported with the Other segment) include:

  . AdminaStar Federal, a subsidiary which administers Medicare programs in Indiana, Illinois, Kentucky and Ohio; and

  . Anthem Alliance Health Insurance Company, a subsidiary which primarily provided health care benefits and administration in nine states for the Department of Defense's TRICARE program for military families. On May 31, 2001, the TRICARE operations were sold.

The Other segment also includes intersegment revenue, expense eliminations and corporate expenses not allocated to reportable segments.

Our Strategy

   Our strategic objective is to be among the best and biggest in our industry with the size and scale to deliver the best product value with the best people.

   To achieve these goals, we offer a broad selection of flexible and competitively priced products and seek to establish leading market positions. We believe that increased scale in each of our regional markets will provide us competitive advantages, cost efficiencies and greater opportunities to sustain profitable growth. The key to our ability to deliver this growth is our commitment to work with providers to optimize the cost and quality of care while improving the health of our members and improving the quality of our service.

  Promote Quality Care

   We believe that our ability to help our members receive quality, cost-effective health care will be key to our success. We promote the health of our members through education and through products that cover prevention and early detection programs that help our members and their providers manage illness before higher cost intervention is required. To help develop those programs, we collaborate with the providers in our networks to promote improved quality of care for our members. The following policies and programs are key to improving the quality of care that our members receive:

  .  Selection and continued assessment of provider networks:   Our networks
     consist of providers who meet and maintain our standards of medical education, training and professional experience.

  .  Disease management:   We develop disease management programs that educate
     members on actions they can take to help monitor and better control their illnesses and to manage diseases such as diabetes, asthma and congestive heart failure.

  .  Prevention measures:   We work with providers and members to promote
     preventive measures such as childhood and adult immunizations, as well as breast cancer screening.

  .  Education:   We help our members prevent disease and illness or minimize their impact by promoting lifestyle modification through education. For example, our nationally recognized smoking cessation program in Maine has helped to reduce the number of our members in Maine who smoke by 49% over four years.

  .  Technology:   We also utilize technology to evaluate the medical care
     provided to our customers. For example, our Anthem Prescription Management decision support system helps to identify potentially harmful drug interactions and helps prevent members from receiving potentially dangerous combinations of drugs.

  Product Value

   We work to create products that offer value to our customers. By offering a wide spectrum of products supported by broad provider networks, we seek to meet the differing needs of our various customers. The breadth and flexibility of our benefit plan options, coupled with quality care initiatives, are designed to appeal to a broad base of employer groups and individuals with differing product and service preferences. We use innovative product design, such as a three-tiered prescription program that provides customer selection among generic, brand and formulary drugs at various out-of-pocket costs. Innovative product designs help us contain costs and allow our products to be competitively priced in the market.

   Formulary drugs are prescription drugs that have been reviewed and selected by a committee of practicing doctors and clinical pharmacists for their quality and cost effectiveness. Use of medications from the formulary, which includes hundreds of brand name and generic medications, is encouraged through pharmacy benefit design. A three-tier pharmacy benefit and the use of formulary drugs allow members access to highly useful prescription medications, while also helping to control the cost of pharmacy benefits to employers. Members have the same access to medications but share a greater portion of the cost for brand name drugs through the co-payment structure. Under a three-tier program, the customer pays the lowest price for generic drugs, a higher price for formulary brand name drugs and the highest price for brand name drugs not included in the formulary.

  Operational Excellence

   To provide cost-effective products, we continuously strive to improve operational efficiency. We actively benchmark our performance against other leading health benefits companies to identify opportunities to drive continuous performance improvement. Important performance measures we use include operating margin, administrative expense ratio, administrative expense per member per month, or PMPM, and return on equity. Current initiatives to drive operational efficiency include:

  .  consolidating and eliminating information systems;

  .  standardizing operations and processes;

  .  implementing e-business strategies; and

  .  integrating acquired businesses.

  Technology

   We continuously review opportunities to improve our interactions with customers, brokers and providers. By utilizing technologies, we seek to make the interactions as simple, efficient and productive as possible. We monitor ourselves using industry standard customer service metrics, which measure, among other things, call center efficiency, claims paying accuracy and speed of enrollment. We ease the administrative burden of enrolling new accounts, processing claims and updating records for our brokers and providers by automating many of these processes. We also collect information that enables us to further improve customer service, product design and underwriting decisions.

  Growth

   We believe that profitable growth, both organic and through acquisitions, is an important part of our business. Increased scale allows us to increase customer convenience and improve operating margins, while keeping our products competitively priced. Expansion into new geographic markets enables us to reduce exposure to economic cycles and regulatory changes and provides options for business expansion. We plan to generate earnings growth first by increasing revenues through new enrollment, while maintaining pricing discipline. In addition, we plan to grow our specialty segment by increasing the penetration of specialty products to existing health members through cross selling and expansion into non-Anthem markets. These specialty products include prescription management, vision, dental, group life and disability insurance. While enjoying a leading market share in seven of our eight markets, we have market shares ranging from 18% to 47% and believe there is remaining opportunity to grow profitably in each market. We also intend to make strategic acquisitions to augment our internal growth.

Our History

   We were formed in 1944 under the name of Mutual Hospital Insurance, Inc., commonly known as Blue Cross of Indiana. In 1946, Mutual Medical Insurance Inc., also known as Blue Shield of Indiana, was incorporated as an Indiana mutual insurance company. In 1985, these two companies merged under the name Associated Insurance Companies, Inc. In 1993, Southeastern Mutual Insurance Company, a Kentucky-domiciled mutual insurance company doing business as Blue Cross and Blue Shield of Kentucky, was merged into us. In 1995, Community Mutual Insurance Company, an Ohio-domiciled mutual insurance company doing business as Community Mutual Blue Cross and Blue Shield, was merged into us. We changed our name to Anthem Insurance Companies, Inc. in 1996. In 1997, Blue Cross & Blue Shield of Connecticut, Inc., or BCBS-CT, a Connecticut-domiciled mutual insurance company, was merged into Anthem Insurance. We completed our purchases of New Hampshire-Vermont Health Service, which did business as Blue Cross and Blue Shield of New Hampshire, or BCBS-NH, and Rocky Mountain Hospital and Medical Service, which did business as Blue Cross and Blue Shield of Colorado and Blue Cross and Blue Shield of Nevada, or BCBS-CO/NV, during 1999. In 2000, we completed our purchase of Associated Hospital Service of Maine, which did business as Blue Cross and Blue Shield of Maine, or BCBS-ME. In November of 2001, we completed our demutualization, in which Anthem Insurance converted from a mutual insurance company to a stock insurance company, and became a wholly owned subsidiary of Anthem, Inc., a holding company formed in connection with the demutualization.

Mergers and Acquisitions

   Much of our recent growth in membership has resulted from strategic mergers and acquisitions, primarily with other Blue Cross and Blue Shield licensees. These combinations, coupled with growth in existing markets, have enabled us to establish multi-regional centers of focus with a significant share of each region's health benefits market. The following table sets forth our membership by state as of the dates indicated:

  Membership

                                                            December 31
                                                ----------------------------------
                                                2001   2000   1999   1998    1997
                                                -----  -----  -----  -----   -----
                                                          (In Thousands)
Midwest
 Ohio.......................................... 2,212  2,118  1,987  2,096   1,990
 Indiana....................................... 1,543  1,410  1,358  1,175   1,226
 Kentucky...................................... 1,099  1,054  1,037    928   1,129
                                                -----  -----  -----  -----   -----
     Subtotal.................................. 4,854  4,582  4,382  4,199   4,345

East
 Connecticut................................... 1,217  1,127  1,031    968     916
 New Hampshire.................................   539    479    366     --      --
 Maine.........................................   504    487     --     --      --
                                                -----  -----  -----  -----   -----
     Subtotal.................................. 2,260  2,093  1,397    968     916

West
 Colorado......................................   606    463    395     --      --
 Nevada........................................   163    132     91     --      --
                                                -----  -----  -----  -----   -----
     Subtotal..................................   769    595    486     --      --
                                                -----  -----  -----  -----   -----
       Total................................... 7,883  7,270  6,265  5,167   5,291
                                                =====  =====  =====  =====   =====
       Percentage increase (decrease) from
         previous year end.....................     8%    16%    21%    (2)%    29%

   During the last three years, we have completed the following acquisitions:

  . On June 5, 2000, we purchased substantially all of the assets and liabilities of BCBS-ME. The cash purchase price was $95.4 million (including direct costs of acquisition).

  . On November 16, 1999, we purchased the stock of BCBS-CO/NV. The cash purchase price was $160.7 million (including direct costs of acquisition).

  . On October 27, 1999, we purchased the assets and liabilities of BCBS-NH. The cash purchase price was $125.4 million (including direct costs of acquisition).

   When integrating new operations, we focus on improving customer service, underwriting, medical management and administrative operations. We improve operations by centralizing certain management and support functions, sharing best practices and consolidating information systems. We also improve underwriting practices by establishing discipline in our data analysis and product design.

Pending Acquisition of Blue Cross and Blue Shield of Kansas

  General

   On May 30, 2001, we signed a definitive agreement with Blue Cross and Blue Shield of Kansas, Inc., or BCBS-KS, pursuant to which we agreed to acquire BCBS-KS, which would become a wholly owned subsidiary of ours. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS will seek to have the decision overturned in Shawnee County District Court. The Company will join BCBS-KS in the appeal.

   Under the proposed transaction, BCBS-KS would convert from a mutual insurance company to a stock insurance company through a process known as a sponsored demutualization. Under the agreement, BCBS-KS policyholders eligible to receive consideration in its demutualization would be entitled to receive $190.0 million, a portion of which totaling $48.0 million we would pay in cash to the escrow described below at the closing of the transaction. The portion of the $190.0 million not placed in escrow would be distributed directly to eligible BCBS-KS policyholders. The amount placed in the escrow account would be held in escrow pending the resolution of a matter involving a subpoena dated February 28, 2001, received by BCBS-KS from the Office of Inspector General, or OIG. The subpoena seeks documents related to an investigation of possible improper claims against Medicare. The amount held in escrow would be used to pay costs, expenses and liabilities related to the OIG investigation, and to pay costs and expenses of the escrow, with any remaining amount to be distributed to eligible BCBS-KS members following final resolution of the matter. In addition, at or prior to the closing, BCBS-KS would declare a special distribution payable after the closing to its eligible policyholders in an amount equal to the excess of BCBS-KS' consolidated closing book value over $155.0 million.

  BCBS-KS

   BCBS-KS is the largest health insurer in Kansas. BCBS-KS provides insurance coverage or self-insured administration services to more than 800,000 individuals in all Kansas counties except Johnson and Wyandotte, two counties near Kansas City. BCBS-KS also administers Medicare and Medicaid government programs.

   BCBS-KS offers a wide range of health benefit products including traditional indemnity products and HMO, POS and PPO managed care products. BCBS-KS also offers claims administration and stop-loss coverage for employer self-funded plans, as well as underwriting, actuarial services, provider network access, and medical cost management. Additionally, BCBS-KS offers several specialty insurance products, including group life, disability, dental and long-term care.

   For the year ended December 31, 2001, BCBS-KS had preliminary (unaudited) total revenue of $1,097.1 million and a net loss of $12.6 million and, at December 31, 2001, assets of $770.3 million and surplus of $312.3 million.

Core Health Benefits Products and Services

   We offer a diversified mix of managed care products, including HMO, PPO and POS plans, as well as traditional indemnity products. Our managed care products incorporate a broad range of options and financial incentives for both members and participating providers, including co-payments and provider risk pools. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include underwriting, stop loss insurance, actuarial services, network access, medical cost management, claims processing and other administrative services. We charge a premium for insured plans and typically assume all or a majority of the liability for the cost of health care. For self-funded or partially-insured products, we charge a fee for services while the employer assumes all or a majority of the risks. The fee is based upon the customer's selection from our portfolio of services. We also provide specialty products including group life, disability, prescription management, dental and vision care. Our principal health products, offered both on an insured and employer-funded basis, are described below. Some managed care and medical cost containment features may be included in each of these products, such as inpatient pre-certification, benefits for preventive services and reimbursement at our maximum allowable amount with no additional billing to members.

   Preferred Provider Organization, or PPO.   PPO products offer the member an
option to select any health care provider, with benefits paid at a higher level when care is received from a participating network provider. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums.

   Traditional Indemnity.   Indemnity products offer the member an option to
select any health care provider for covered services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums.

   Health Maintenance Organization, or HMO.   HMO products include
comprehensive managed care benefits, generally through a participating network of physicians, hospitals and other providers. A member in one of our HMOs must typically select a primary care physician, or PCP, from our network. PCPs generally are family practitioners, internists or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care. Preventive care services are emphasized in these plans. We offer HMO plans with varying levels of co-payments, which result in different levels of premium rates.

   Point-of-Service, or POS.   POS products blend the characteristics of HMO
and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expense (co-payments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Member cost sharing is limited by out-of-pocket maximums.

   BlueCard Plan.   BCBS plans across the United States share their local
provider networks in a unique arrangement, where one plan's enrolled members travel or live in another plan's service area. The local or "host" plan is paid an administrative fee by the "home" or selling plan in exchange for providing claims and member services to home plan customers in the host plan's service area. All claims are reimbursed by the home plan, which may have an insured or self-funded relationship with the member's employer under any of the product designs discussed above. BlueCard membership is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members' home plans. Generally, the administrative fees we receive are based on the number and type of claims processed and a portion of the network discount on those claims. The administrative fees are then divided by an assumed per member per month, or PMPM, factor in order to calculate the number of members. The assumed PMPM factor is based on an estimate of Anthem's experience and BCBSA guidelines.

   The following table sets forth our health benefits membership data by product:

                                                  December 31
                                               -----------------
                                               2001  2000  1999
                                               ----- ----- -----
                                                (In Thousands)
                PPO........................... 3,193 2,733 2,427
                Traditional Indemnity......... 1,113 1,155 1,048
                HMO........................... 1,211 1,121   964
                POS...........................   740   813   723
                                               ----- ----- -----
                Directly Contracted Membership 6,257 5,822 5,162
                BlueCard(R) (Anthem Host)..... 1,626 1,320   974
                                               ----- ----- -----
                   Total without TRICARE...... 7,883 7,142 6,136
                   TRICARE....................    --   128   129
                                               ----- ----- -----
                       Total.................. 7,883 7,270 6,265
                                               ===== ===== =====

Specialty Products and Services

   Prescription Management Services.   We provide pharmacy network management,
pharmacy benefits and mail order prescription services through our subsidiary, Anthem Prescription Management, or APM, our pharmacy benefit manager. APM administers its programs primarily to customers who are also Anthem health plan members. Anthem Rx, our retail pharmacy network, provides members access to more than 50,000 chain and independent pharmacies across the United States, and Anthem Rx Direct, our mail service pharmacy, provides long-term therapy medications through convenient home delivery.

   Group Life and Disability.   We offer an array of competitive group life
insurance and disability benefit products to both large and small group customers. We have over $24.5 billion of life insurance in force, insuring over 33,000 groups with more than 835,000 employees. Our traditional group insurance products include term life, accidental death and dismemberment, short-term disability income and long-term disability income. In addition, we offer voluntary group life and disability products through employers which payroll-deduct premiums from their participating employees.

   Vision and Dental Care Programs.   These programs are primarily for
customers enrolled in our Blue Cross and Blue Shield health plans. Vision and dental products available include both fully insured and self-insured products. In addition, we provide dental third-party administration services through Health Management Systems, Inc., our wholly owned subsidiary.

Other Products and Services

   In addition to the above-described products and services, we provide services as a fiscal intermediary for the Medicare Part A and Part B program in certain states.

Marketing

   We market our managed care and specialty products through three regional business units. Our health plans are generally marketed under the Blue Cross and Blue Shield brand, except for certain government programs. We organize our marketing efforts by customer segment and by region in order to maximize our ability to meet the specific needs of our customers. Marketing programs are developed by a cross-functional team including the actuarial, underwriting, sales, operations and finance departments to evaluate risk and pricing and to ensure adherence to established underwriting guidelines. We believe our reputation, financial stability, high quality customer service and exclusive BCBS license provide us with competitive advantages and allow us to gain share in our markets. We strive to develop solutions for our customers. Our keys to success include developing long-term relationships and providing stable pricing of our products. Most contracts are for one year, although we occasionally enter into multi-year arrangements.

   We maintain the quality of our sales staff and independent brokers through regularly held training seminars and advisory groups, which familiarize them with evolving consumer preferences, as well as our products and current marketing strategies. In addition, we structure sales commissions to provide incentives to our sales staff and brokers to promote the full value of our products. Each region is responsible for enrolling, underwriting and servicing its respective businesses.

Customers

   In each region, we balance the need to customize products with the efficiencies of product standardization. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. Our customers include several distinguishable categories:

  . Local Large groups, defined as contracts with 51 or more eligible employees (but excluding "National business," described below), accounted for 40.4% of our operating revenue and 35.9% of our members as of and for the year ended December 31, 2001. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Large group cases are usually experience rated or sold on a self-insured basis. The customer's buying decision is typically based upon the size and breadth of our networks, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability and our ability to effectively service large complex accounts.

  . Small groups, defined as contracts with one to 50 eligible employees, accounted for 17.7% of our operating revenue and 10.3% of our members as of and for the year ended December 31, 2001. These groups are sold exclusively through independent agents and brokers. Small group cases are sold on a fully insured basis. Underwriting and pricing is done on a community rated basis, with individual state insurance departments approving the rates. See "Regulation--Small Group Reform" below. Small group customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Account turnover is generally higher with small groups.

  . Individual policies (under age 65) accounted for 5.3% of our operating revenue and 3.9% of our members as of and for the year ended December 31, 2001. These policies are generally sold through independent agents and brokers. In some cases an in-house telemarketing unit is used to generate leads. This business is usually medically underwritten at the point of initial issuance. Rates are filed with and approved by state insurance departments. In several of our markets, there is much less competition for individual business than group contracts.

  . Medicare Supplement business accounted for 6.8% of our operating revenue and 4.9% of our members as of and for the year ended December 31, 2001. These standardized policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. New policyholders come from independent agents or brokers or through the conversion of existing group members or individual policyholders when they retire and reach age 65.

  . The Federal Employee Program accounted for 10.4% of our operating revenue and 5.4% of our members as of and for the year ended December 31, 2001. As a BCBSA licensee, we participate in a nationwide contract with the Federal government whereby we cover Federal employees and their dependents in our eight-state service area. Under a complex formula, we are reimbursed for our costs plus a fee. We also participate in the overall financial risk for medical claims on a pooled basis with the other participating BCBS plans.

  . Medicare + Choice accounted for 6.0% of our operating revenue and 1.2% of our members as of and for the year ended December 31, 2001. This program is the managed care alternative to the federally funded Medicare program. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare+Choice is marketed in the same manner as Medicare Supplement products.

  . National business (including BlueCard) accounted for 5.1% of our operating revenue, but 36.8% of our members as of and for the year ended December 31, 2001, because much of our National business is self-insured. These groups are generally sold through brokers or consultants working with our in-house sales force. We have a significant competitive advantage when competing for very large National accounts due to our ability to access the national network of BCBS plans and take advantage of their provider discounts in their local markets.

   The following chart shows our membership by customer segment:

  Membership

                                                     December 31
                                                  -----------------
            Customer Segment                      2001  2000  1999
            ----------------                      ----- ----- -----
                                                   (In Thousands)
            Local Large group.................... 2,827 2,634 2,249
            Small group..........................   813   775   637
            Individual (under age 65)............   311   260   215
            Medicare Supplement (age 65 and over)   390   390   371
            Federal Employee Program.............   423   407   362
            Medicare + Choice....................    97   106    96
            National............................. 2,903 2,468 2,106
            Other (1)............................   119   230   229
                                                  ----- ----- -----
               Total............................. 7,883 7,270 6,265
                                                  ===== ===== =====

--------
(1) Includes TRICARE and Medicaid at December 31, 2000, 1999 and 1998. Consists of Medicaid only at December 31, 2001, since we sold our TRICARE operations on May 31, 2001.

The Blue Cross Blue Shield License

   We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada. We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada, and the BCBSA could thereafter issue a license to use the BCBS names and marks in these states to another entity. Events that could cause the termination of a license agreement with the BCBSA include:

  .  failure to comply with minimum capital requirements imposed by the BCBSA;

  .  impending financial insolvency;

  .  the appointment of a trustee or receiver;

  . a change of control or violation of the BCBSA ownership limitations on our capital stock; and

  . the commencement of any action against Anthem Insurance seeking its dissolution.

   Pursuant to the rules and license standards of the BCBSA, we guarantee the contractual and financial obligations to respective customers of our subsidiaries that hold controlled affiliate licenses from the BCBSA. Those subsidiaries are Anthem Health Plans of Kentucky, Inc., Anthem Life Insurance Company, Anthem Health Plans, Inc., Community Insurance Company, Anthem Health Plans of New Hampshire, Inc., Rocky Mountain Hospital and Medical Service, Inc., Anthem Health Plans of Maine, Inc., HMO Colorado, Inc., Matthew Thornton Health Plan, Inc., Maine Partners Health Plan, Inc. and Health Management Systems, Inc.

   In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify BCBSA against any claims asserted against it resulting from the contractual and financial obligations of AdminaStar Federal, our subsidiary which serves as a fiscal intermediary providing administrative services for Medicare Part A and B.

   Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield names and marks, as well as provide certain coordination among the member plans. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the Blue Cross and Blue Shield names and marks outside of our eight core states.

Information Systems

   Information systems have played and will continue to play a key role in our ongoing efforts to continuously improve quality, lower costs and increase benefit flexibility for our customers. Our analytical technologies are designed to support increasingly sophisticated methods of managing costs and monitoring quality of care, and we believe that our information systems are sufficient to meet current needs and future expansion plans.

   We use a combination of custom developed and licensed systems throughout our regions. An overall systems architecture is maintained to promote consistency of data and reduce duplicative platforms. This architecture assumes single separate core systems supporting each of our operating regions with centralized systems for key company-wide functions such as financial services, human resources and servicing National accounts. Focus is placed on identifying and eliminating redundant or obsolete applications with an emphasis on increasing our capability to operate in an Internet-enabled environment. Regional administration systems serving unique products and markets feed data to a combination of regional and corporate decision support systems. These systems provide sources of information for all of our data reporting and analysis needs.

   Our architecture calls for significant standardization of software, hardware and networking products. Enhancements are undertaken based on a defined information systems plan. This plan, which is developed collaboratively by our technical and operating leadership, is revalidated regularly and maps out business-driven technology requirements for the upcoming three-to-five year period.

   We recognize consumer demand will cause an increasing need for more of our business to be conducted electronically. Toward that end we have developed several Internet-enabled initiatives focused on improving interactions with our customers, members, providers, brokers and associates. We also are improving communication and data collection through compliance with the provisions of the Federal Health Insurance Portability and Accountability Act or HIPAA. See "Regulation--Regulation of Insurance Company and HMO Business Activities" below.

   We are also engaged in a series of pilot programs that will result in web-enabled services such as on-line membership enrollment and on-line price quoting for brokers. Brokers will receive on-line quoting capabilities for life, dental and vision related products. For our members, we have on-line access to health information using carefully chosen content providers for consumer health information. All of our members currently have on-line access to physician and hospital network directories for their specific health plan.

Collaborations

   In addition to internal efforts to leverage technology, we are actively involved as investors and leaders in several collaborative technology initiatives. As an example, we are one of seven major national health benefits companies that are initial investors in MedUnite, Inc., an e-business company. MedUnite is designing Internet-based technology that will permit real-time transactions between providers and insurance companies. MedUnite's solutions will address claims filing, eligibility determination and specialist referrals. These programs will make these transactions more convenient for members while improving efficiencies among doctors, hospitals and health insurers. Additionally, we are a founding member of the Coalition for Affordable Quality Healthcare. This group, founded by 26 of the nation's largest health benefits companies and associations, develops programs to improve access to quality health care coverage and to simplify plan administration.

Pricing and Underwriting

   We price our products based on our assessment of underwriting risk and competitive factors. We continually review our underwriting and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our marketing strategies and profitability goals.

   We have focused our efforts to maintain consistent, competitive and strict underwriting standards. Our individual and group underwriting targets have been based on our proprietary accumulated actuarial data. Subject to applicable legal constraints, we have traditionally employed case specific underwriting procedures for small group products and traditional group underwriting procedures with respect to large group products. Also, we employ credit underwriting procedures with respect to our self-funded products.

   In most circumstances, our pricing and underwriting decisions follow a prospective rating process. A fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs may not be able to be recovered in that current policy year. However, prior experience, in the aggregate, is considered in determining premium rates for future periods.

   For larger groups (over 300 lives) with PPO, POS or traditional benefit designs, we often employ retrospective rating reviews. In retrospective rating, a premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected), then a refund may be credited to the policy. If the experience is negative, then the resulting deficit may either be recovered through contractual provisions or the deficit may be considered in setting future premium levels for the group. If a customer elects to terminate coverage, deficits generally are not recovered.

   We have contracts with the federal Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financial Administration, or HCFA), to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through one of our HMO programs. Under these annual contracts, CMS pays us a set rate based on membership that is adjusted for demographic factors. These rates are subject to annual unilateral revision by CMS. In addition to premiums received from CMS, most of the Medicare products offered by us require a supplemental premium to be paid by the member.

   See "Regulation--Small Group Reform" below for a discussion of certain regulatory restrictions on our underwriting and pricing.

Reserves

   We establish and report liabilities or reserves on our balance sheet for unpaid health care costs by estimating the ultimate cost of incurred claims that have not yet been reported to us by members or providers and reported claims that we have not yet paid. Since these reserves represent our estimates, the process requires a degree of judgment. Reserves are established according to Actuarial Standards of Practice and generally accepted actuarial principles and are based on a number of factors. These factors include experience derived from historical claims payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include healthcare cost trends, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing charges. Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change. See Note 9 to our audited consolidated financial statements for quantitative information on our reserves, including a progression of reserve balances for each of the last three years.

Medical Management

   Our medical management programs include a broad array of activities that are intended to maintain cost effectiveness while facilitating improvements in the quality of care provided to our members. One of the goals of these benefit features is to assure that the care delivered to our members is supported by appropriate medical and scientific evidence.

   Precertification. A traditional medical management program that we use involves assessment of the appropriateness of certain hospitalizations and other medical services. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member's clinical condition in accordance with our criteria for medical necessity as that term is defined in the member's benefits contract.

   Concurrent review. Another traditional medical management strategy we use is concurrent review, which is based on nationally recognized criteria developed for the industry. With concurrent review, the requirements and intensity of services during a patient's hospital stay are reviewed, often by an onsite skilled nurse professional in coordination with the hospital's medical and nursing staff, in order to determine whether those services are covered under a member's benefits contract.

   Disease management. More and more, health plans, including ours, are moving away from traditional medical management approaches to more sophisticated models built around disease management and advanced care management. These programs focus on those members who require the greatest amount of medical services. We provide important information to our providers and members to help them optimally manage the care of their specific conditions. For example, certain therapies and interventions for patients with diabetes help prevent some of the serious, long-term medical consequences of diabetes and reduce the risks of kidney, eye and heart disease. Our information systems can provide feedback to our physicians to enable them to improve the quality of care. For other prevalent medical conditions such as heart disease or asthma, our ability to correlate pharmacy data and medical management data allows us to provide important information to our members and providers which enables them to more effectively manage these conditions.

   Formulary management. APM develops a formulary, a selection of drugs based on clinical quality and effectiveness, which is used across all of our regions. A pharmacy and therapeutics committee consisting of 20 physicians, 16 of whom are academic and community physicians practicing in our markets, make pharmacy medical decisions about the clinical quality and efficacy of drugs. Our three-tiered co-pay strategy enables members to have access to all drugs that are not covered on formulary for an additional co-pay.

   Medical policy. A medical policy group comprised of physician leaders from all Anthem regions, working in close cooperation with national organizations such as the Centers for Disease Control, the American Cancer Society and community physician leaders, determines Anthem's national policy for best approaches to the application of new technologies.

   Patient outcomes. A significant amount of health care expenditures are used by a small percent of our members who suffer from complex or chronic illnesses. We have developed a series of programs aimed at helping our providers better manage and improve the health of these members. Often, these programs provide benefits for home care services and other support to reduce the need for repeated, expensive hospitalizations. Increasingly, we are providing information to our hospital networks to enable them to improve medical and surgical care and outcomes to our members. We endorse, encourage and incentivize hospitals to support national initiatives to improve patient outcomes and reduce medication errors. We have been recognized as a national leader in developing hospital quality programs.

   External Review Procedures (Patients' Bill of Rights). In light of increasing public concerns about health plans denying coverage of medical services, we work with outside experts through a process of external review to help provide our members with timely medical care. When we receive member concerns, we have formal appeals procedures that ultimately allow coverage disputes related to medical necessity decisions under the benefits contract to be settled by independent expert physicians.

   Service management. In HMO and POS networks, primary care physicians serve as the overall coordinators of members' health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have greater access to network physicians without a primary care physician serving as the coordinator of care.

Health Care Quality Initiatives

   Increasingly, the health care industry is able to define quality health care based on preventive health measurements and outcomes of care. A key to our success has been our ability to work with our network providers to improve the quality and outcomes of the health care services provided to our members. Our ability to provide high quality service has been recognized by the National Committee on Quality Assurance, or NCQA, the largest and most respected national accreditation program for managed care health plans. All but one of our HMO plans in the East region hold the highest NCQA rating. Our HMO plan for Colorado has received a three-year accreditation. In our Midwest region, our Ohio HMO and POS plans hold the highest NCQA rating. We expect to seek accreditation for our managed care plans in Indiana and Kentucky in 2002.

   A range of quality health care measures have been adopted by the Health Plan Employer Data and Information Set, or HEDIS, which has been incorporated into the oversight certification by NCQA. These HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for heart patients. While our results on specific measures have varied over time, we are seeing continuous improvement overall in our HEDIS measurements, and a number of our state plans are among the best performers in the nation with respect to certain HEDIS standards.

   In addition, we have initiated a broad array of quality programs, including those built around smoking cessation and transplant management, and an array of other programs specifically tailored to local markets. Many of these programs have been developed in conjunction with organizations such as the Arthritis Foundation and regional diabetes associations.

Provider Arrangements

   Our relationships with health care providers, physicians, hospitals and those professionals that provide ancillary health care services are guided by regional and national standards for network development, reimbursement and contract methodologies.

   In contrast to some health benefits companies, it is generally our philosophy not to delegate full financial responsibility to our providers in the form of capitation-based reimbursement. While capitation can be a useful method to lower costs and reduce underwriting risk, we have observed that, in general, providers do not positively accept the burden of maintaining the necessary financial reserves to meet the risks related to capitation contracts.

   We attempt to provide fair, market-based hospital reimbursement along industry standards. We also seek to ensure physicians in our network are paid in a timely manner at appropriate rates. We use multi-year contracting strategies, including case or fixed rates, to limit trend exposure and increase cost predictability. In all regions, we seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.

   Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary substantially across markets. Fee for service is our predominant reimbursement methodology for physicians. We generally use a resource-based relative value system fee schedule to determine fee for service reimbursement. This structure was developed and is maintained by CMS and is used by the Medicare system and other major payers. This system is independent of submitted fees and therefore is not as vulnerable to inflation. In addition, physician incentive contracting is used to reward physician quality and performance.

   Like our physician contracts, our hospital contracts provide for a variety of reimbursement arrangements depending on the network. Our hospital contracts recognize the size of the facility and the volume of care performed for our members. Many hospitals are reimbursed on a fixed allowance per day for covered services (per diem) or a case rate basis similar to Medicare (Diagnosis Related Groups). Other hospitals are reimbursed on a discount from approved charge basis for covered services. Hospital outpatient services are reimbursed based on fixed case rates, fee schedules or percent of charges. To improve predictability of expected cost, we frequently use a multi-year contracting approach which provides stability in our competitive position versus other health benefit plans in the market.

   We believe our market share enables us to negotiate favorable provider reimbursement rates. In some markets, we have a "modified favored rate" provision in our hospital and ancillary contracts that guarantees contracted rates at least as favorable as those given to our competitors with an equal or smaller volume of business.

Behavioral Health and Other Provider Arrangements

   We have a series of contracts with third party behavioral health networks and care managers who organize and provide for a continuum of behavioral health services focusing on access to appropriate providers and settings for behavioral health care. These contracts are generally multi-year capitation based arrangements. Substance abuse and alcohol dependency treatment programs are an integral part of these behavioral health programs.

   In addition, a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long term care providers, are contracted on a region-by-region basis to provide access to a wide range of services. These providers are normally paid on either a fee schedule, fixed-per-day or per case basis.

Competition

   The managed care industry is highly competitive, both nationally and in our regional markets. Competition has intensified in recent years due to more aggressive marketing and pricing, a proliferation of new products and increased quality awareness and price sensitivity among customers. Significant consolidation within the industry has also added to competition. In addition, with the 1999 enactment of the Gramm-Leach-Bliley Act, banks and other financial institutions have the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

   Industry participants compete for customers mainly on the following factors:

  .  price;

  .  quality of service;

  .  access to provider networks;

  .  flexibility of benefit designs;

  .  reputation (including NCQA accreditation status);

  .  brand recognition; and

  .  financial stability.

   We believe our exclusive right to market products under the Blue Cross Blue Shield brand in our markets provides us with an advantage over our competition. In addition, our strong market share and existing provider networks in both our Midwest and East regions enable us to achieve cost-efficiencies and service levels that allow us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. In our West region, the marketplace is highly fragmented with no single player having a dominant market share. There, as in all regions, we strive to distinguish our products through excellent service, product value and brand recognition.

   Competitors in our markets include local and regional managed care plans, and national health benefits companies. In our Midwest region, our largest competitors include UnitedHealthcare, Humana Inc., Aetna U.S. Healthcare and Medical Mutual of Ohio. In our East region, our main competitors are Aetna U.S. Healthcare, Health Net, Inc., CIGNA HealthCare, ConnectiCare, Inc. and Harvard Pilgrim Health Care. In our West region, our principal competitors include Sierra Health Services, Inc., PacifiCare Health Systems, Inc., UnitedHealthcare, Kaiser Permanente, Aetna U.S. Healthcare and Hometown Health Plan, Inc. To build our provider networks, we also compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the "non-hassle" factor or reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan. At the distribution level, we compete for qualified agents and brokers to distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such agents and brokers are:

  .  commission structure;

  .  support services;

  .  reputation and prior relationships; and

  .  quality of the products.

   We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our regions.

Financial Strength Ratings

   Financial strength ratings are the opinions of the rating agencies regarding the financial ability of an insurance company to meet its obligations to its policyholders. Ratings provide both industry participants and insurance consumers with meaningful information on specific insurance companies and have become an increasingly important factor in establishing the competitive position of insurance companies. Rating agencies continually review the financial performance and condition of insurers and higher ratings generally indicate financial stability and a strong ability to pay claims. The current financial strength ratings of Anthem Insurance and its consolidated subsidiaries are as follows:

                                  Financial
Rating Agency                  Strength Rating                  Rating Description
-------------                  ---------------                  ------------------
AM Best Company, Inc.                A-        Second highest of nine ratings categories and second
("Best")                        ("Excellent")  highest within the category based on modifiers (i.e.,
                                               A and A- are "Excellent")
Standard & Poor's Rating              A        Third highest of nine ratings categories and mid-
Services ("S&P")                 ("Strong")    range within the category based on modifiers (i.e.,
                                               A+, A and A- are "Strong")
Moody's Investor Service, Inc.       A2        Third highest of nine ratings categories and mid-
("Moody's")                       ("Good")     range within the category based on modifiers (i.e.,
                                               A1, A2 and A3 are "Good")
Fitch, Inc. ("Fitch")                A+        Third highest of eight ratings categories and highest
                                 ("Strong")    within the category based on modifiers (i.e., A+, A
                                               and A- are "Strong")

   These financial strength ratings reflect each rating agency's opinion as to our financial strength, operating performance and ability to meet our claim obligations to our policyholders. In December 2001, S&P reaffirmed our A rating and maintained its outlook as positive. In December 2001, Moody's upgraded our rating to A2. In April 2001, Fitch reaffirmed our A+ rating, and revised its outlook to positive. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. We believe our strong ratings are an important factor in marketing our products to our customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors in our common stock, the units or the debentures.

Investments

   Our investment objective is to preserve our asset base and to achieve rates of return, which are consistent with our defined risk parameters, mix of products, liabilities and surplus. Our portfolio is structured to provide sufficient liquidity to meet general operating needs, special needs arising from changes in our financial position and changes in financial markets. As of December 31, 2001, fixed maturity securities accounted for 95% of total investments. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. As of December 31, 2001, our corporate fixed maturity portfolio (approximately 36% of the total fixed maturity portfolio as of December 31, 2001) had an average credit rating of approximately double-A. Our investment policy prohibits investments in derivatives.

   Our portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk, and market valuation risk for equity holdings. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits of our investment in securities of individual issuers. Interest rate risk is defined as the potential for economic losses on fixed-rate securities, due to an adverse change in market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholders' equity. Market valuation risk for the equity holdings is defined as the potential for economic losses due to an adverse change in equity prices. We manage these risks by investing in index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices, resulting in a diversified equity portfolio.

   For additional information regarding Investments, refer to Note 5 to our audited consolidated financial statements included herein.

Employees

   As of December 31, 2001, we had approximately 14,800 full-time equivalent employees primarily located in Cincinnati and Columbus, Ohio; Indianapolis, Indiana; Louisville, Kentucky; North Haven, Connecticut; Denver, Colorado; Portland, Maine; and Manchester, New Hampshire. Employees were also located in various other cities within our regions, as well as in Illinois and New York. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationships with our employees are good. No employees are subject to collective bargaining agreements.

Regulation

  General

   Our operations are subject to comprehensive and detailed state and federal regulation throughout the United States in the jurisdictions in which we do business. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

  .  grant, suspend and revoke licenses to transact business;

  .  regulate many aspects of our products and services;

  .  monitor our solvency and reserve adequacy; and

  . scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria.

   To carry out these tasks, these regulators periodically examine our operations and accounts.

  Regulation of Insurance Company and HMO Business Activities

   The federal government as well as the governments of the states in which we conduct our operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include:

  .  licensure;

  .  premium rates;

  .  benefits;

  .  service areas;

  .  market conduct;

  .  utilization review activities;

  .  prompt payment of claims;

  .  member rights and responsibilities;

  .  sales and marketing activities;

  .  quality assurance procedures;

  .  plan design and disclosures;

  .  disclosure of medical information;

  .  eligibility requirements;

  .  provider rates of payment;

  .  surcharges on provider payments;

  .  provider contract forms;

  .  underwriting and pricing;

  .  financial arrangements;

  . financial condition (including reserves); and . corporate governance.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

   States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any state where we do not presently operate, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from state to state. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal.

   There has been a recent trend of increased health care regulation at the federal and state levels. Legislation, regulation and initiatives relating to this trend include, among other things, the following:

  . eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith claims under state law, thereby exposing health benefits companies to expanded liability for punitive and other extra-contractual damages;

  . extending malpractice and other liability for medical and other decisions from providers to health plans;

  .  imposing liability for negligent denials or delays in coverage;

  .  requiring

     --coverage of experimental procedures and drugs,

     --direct access to specialists for patients with chronic conditions,

     --direct access to specialists (including OB/GYNs) and chiropractors,

     --expanded consumer disclosures and notices and expanded coverage for emergency services,

     --liberalized definitions of medical necessity,

     --liberalized internal and external grievance and appeal procedures
       (including expedited decision making),

     --maternity and other lengths of hospital inpatient stay,

     --point of service benefits for HMO plans, and

     --payment of claims within specified time frames or payment of interest on claims that are not paid within those time frames;

  .  prohibiting

     --so-called "gag" and similar clauses in physician agreements,

     --incentives based on utilization, and

     --limitation of arrangements designed to manage medical costs such as capitated arrangements with providers or provider financial incentives;

  .  regulating and restricting the use of utilization management and review;

  . regulating and monitoring the composition of provider networks, such as "any willing provider" and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan);

  .  imposing

     --payment levels for out-of-network care, and

     --requirements to apply lifetime limits to mental health benefits with parity;

  . exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

  .  restricting the use of health plan claims information;

  . regulating procedures that protect the confidentiality of health and financial information;

  .  implementation of a state-run single payer system;

  . imposing third-party review of denials of benefits (including denials based on a lack of medical necessity); and

  .  restricting or eliminating the use of formularies for prescription drugs.

   The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation or regulation.

  Patients' Bill of Rights

   On August 8, 2001, the House of Representatives passed a version of the Patients' Bill of Rights legislation (an amended version of the Ganske-Dingell bill) which would permit health plans to be sued in state court for certain coverage determinations. The current administration has indicated a willingness to pass some form of patient protection legislation which could adversely affect the health benefits business, and, in fact, the bill adopted by the House was the result of a compromise reached by President Bush and Representative Charles Norwood (R-GA). Under the bill a claim would be permitted for a wrongful coverage denial which is the proximate cause of personal injury to, or the death of, a patient. Medically reviewable claims against health insurers would be tried in state court but under federal law. Patients would be required to exhaust external review before filing suit. Patients who lose an external review decision would have to overcome a rebuttable presumption that the insurer made the correct decision. The bill caps non-economic damages at $1.5 million. Punitive damages would be available only if insurers do not follow an external review decision and would be capped at an additional $1.5 million. The bill also limits class action lawsuits (both future suits and pending suits where a class has not yet been certified) against health insurers under both ERISA and the Racketeer Influenced and Corrupt Organizations Act to group health plans established by a single plan sponsor.

   The Senate version of the Patients' Bill of Rights legislation (the McCain-Edwards bill) was passed on June 29, 2001 and contains broader liability provisions than the House bill. The Senate bill would permit patients to sue health plans in state court over medical judgments or in federal court over contractual issues, and it would not cap damages in state courts. In federal court, punitive damages would be allowed, up to $5 million, and there would be no limit on economic and non-economic damages. President Bush has stated that he will veto any Patients' Bill of Rights legislation that contains liability provisions similar to the Senate bill. The House and Senate versions of the bill are expected to be reconciled in the Conference Committee. We cannot predict the provisions of the Patients' Bill of Rights legislation that may emerge from the Conference Committee, if any, and whether any Patients' Bill of Rights legislation would be enacted into law. We also cannot predict what impact any Patients' Bill of Rights legislation would have on our business, financial condition and results of operations.

  Small Group Reform

   All of the principal states in which Anthem does business have enacted statutes that limit the flexibility of Anthem and other health insurers relative to their small group underwriting and rating practices. Commonly referred to as "small group reform" statutes, these laws are generally consistent with model laws originally adopted by the NAIC.

   In 1991, the NAIC adopted the Small Group Health Insurance Availability Model Act. This model law limits the differentials in rates carriers could charge between new business and health insurance renewal business, and with respect to small groups with similar demographic characteristics (commonly referred to as a "rating law"). It also requires that insurers disclose to customers the basis on which the insurer establishes new business and renewal rates, restricts the applicability of pre-existing condition exclusions and prohibits an insurer from terminating coverage of an employer group because of the adverse claims experience of that group. The model law requires that all small group insurers accept for coverage any employer group applying for a basic and standard plan of benefits (commonly known as a "guarantee issue law"), and provides for a voluntary reinsurance mechanism to spread the risk of high risk employees among all small group carriers participating in the reinsurance mechanism. Representatives of Anthem actively participated in the committees of the NAIC, which drafted and proposed this model law. NAIC model laws are not applicable to the industry until adopted by individual states, and there is significant variation in the degree to which states adopt and/or alter NAIC model laws. Some, if not all, of these rating and underwriting limitations are present in small group reform statutes currently adopted in all of the principal states in which Anthem does business.

   Underwriting Limitations. In the past, insurance companies were free to select and reject risks based on a number of factors, including the medical condition of the person seeking to become insured. Small group health insurers were free to accept some employees and reject other employees for coverage within one employer group. An insurance company was also free to exclude from coverage medical conditions existing within a group which the insurance company believed represented an unacceptable risk level. Also, for the most part, insurance companies were free to cancel coverage of a group due to the medical conditions which were present in that group. Additionally, a new employee seeking medical coverage under an existing group plan could be either accepted or rejected for coverage, or could have coverage excluded or delayed for existing medical conditions.

   The small group health insurance reform laws limit or abolish a number of these commonly utilized practices to address a societal need to extend availability of insurance coverage more broadly to those who were previously not eligible for coverage. Reform laws have been adopted which at a minimum generally require that a group either be accepted or rejected for coverage as one unit. The law in all of the states in which Anthem does business now prohibits the practice of terminating the coverage of an employer group based on the medical conditions existing within that group. (Insurers may still cancel business for a limited number of reasons.) These states also generally require "portability" of coverage, which means that an insurer cannot exclude coverage for a pre-existing condition of a new employee of an existing employer group if that person had previously satisfied a pre-existing condition limitation period with the prior insurer, and if that person maintained continuous coverage. Most state small group reform statutes also prohibit insurers from denying coverage to employer groups based upon industry classification.

   All states in which Anthem does business require the "guarantee issue" of small group policies, either through specific state law or the states' requirement to enforce a federal law, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA. These laws require an insurer to issue coverage to any group that applies for coverage under any of the small group policies marketed by the insurer in that state, regardless of the medical risks presented by that group.

   Rating Limitations. Prior to the adoption of state rate reform laws, there was very limited regulation of the rating practices utilized in the small group health insurance market. There was virtually no regulation of the amount by which one group's rate could vary from that of a demographically similar group with different claims experience, and there was no statutorily placed limit on the extent and frequency of rate increases that could be applied to any one employer group.

   Over the last nine years, all of the principal states in which Anthem does business have enacted rating laws. These laws are designed to reduce the variation in rates charged to insured groups who have favorable and unfavorable claims experience. They also limit the extent and frequency of rate increases. They do not, however, establish an appropriate base or "manual" rate level for an insurer. The most stringent rate reform regulation would be a pure community rating requirement, pursuant to which all persons in a geographic region would receive the same rate for the same coverage as any other person, without consideration of demographic factors such as age, gender, geographic location, medical risk or occupation. Most existing rating laws also impose a limit on the extent and frequency of a group's rate increases.

  Small Group Statutory Reinsurance Mechanisms

   At this time, the Connecticut, New Hampshire and Nevada (HMO only) Anthem plans are subject to involuntary assessments from state small group reinsurance mechanisms. These mechanisms are designed to provide risk-spreading mechanisms for insurers doing business in jurisdictions that mandate that health insurance be issued on a guarantee issue basis. Guarantee issue requirements increase underwriting risk for insurers by forcing them to accept higher-risk business than they would normally accept. This reinsurance mechanism allows the insurer to cede this high-risk business to the reinsurance facility, thus sharing the underwriting experience with all insurers in the state. Each of Connecticut and New Hampshire subject insurance companies doing business in that jurisdiction to assessments to fund losses from the reinsurance mechanisms. Each of Indiana,

Ohio and Nevada provide voluntary reinsurance mechanisms in which the assessment is against only those carriers electing to participate in the reinsurance mechanism. Anthem has elected not to participate in these voluntary reinsurance mechanisms. Neither Kentucky nor Maine has a small group reinsurance mechanism.

  Recent Medicare Changes

   In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has reduced the premiums payable to us compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires us to pay a "user fee." The changes began to be phased in on January 1, 1998 and will continue over five years. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. While we cannot predict exactly what effect these Medicare reforms will have on our results of operations, we anticipate that the net impact of the risk adjustments will be to reduce the premiums payable to us.

  HIPAA and Gramm-Leach-Bliley Act

   HIPAA and its regulations impose obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed health care coverage for small employers having 50 or fewer employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health care coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage, and the gap between the prior coverage and the new coverage cannot exceed certain time frames.

   In addition, HIPAA authorized the Secretary of the United States Department of Health and Human Services, known as HHS, to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to plan sponsors, health plans, health care providers and health care clearinghouses that transmit, maintain or have maintained health information electronically (collectively referred to as "Covered Entities"). Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these Covered Entities be contractually obligated to meet HIPAA standards.

   Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain health care transactions, including health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. The new transaction standards became effective in October 2000. Originally, almost all Covered Entities were required to comply with these standards by October 16, 2002. However, legislation was enacted in December 2001 giving Covered Entities the option of extending their compliance date to October 16, 2003, provided that a filing is made with HHS prior to October 16, 2002. We intend to take advantage of the extension.

   Second, HHS has developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards became effective on April 14, 2001. We must comply with these privacy standards by April 14, 2003. One more regulation integral to administration and privacy under HIPAA has yet to be finalized. It will address security requirements to be met regarding accessibility of personal health information. We believe the cost of complying with these new standards could be material.

   Other recent federal legislation includes the Gramm-Leach-Bliley Act, which generally required insurers to provide affected customers with notice regarding how their personal health and financial information is used and the opportunity to "opt out" of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. These requirements were to be implemented on a state-by-state basis by July 1, 2001. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

  Investment and Retirement Products and Services

   We are subject to regulation by various government agencies where we conduct business, including the insurance departments of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

  ERISA

   The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee benefit plans that are covered by ERISA.

   In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit policy" were "plan assets" for purposes of ERISA and that the insurance company had fiduciary responsibility with respect to those assets. In reaching its decision, the Supreme Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

   The Small Business Job Protection Act (the "Act") was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurs before the date that is 18 months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2000, address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA's fiduciary obligations. We are not currently able to predict how these matters may ultimately affect our businesses.

  HMO and Insurance Holding Company Laws

   Since the demutualization, we have been regulated as an insurance holding company and have been subject to the insurance holding company acts of the states in which our subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states' insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates.

   Additionally, the holding company acts for the states of domicile of Anthem and its subsidiaries restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

  Guaranty Fund Assessments

   Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Substantially all of our premiums are currently derived from insurance underwritten in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada.

   Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance, such as Anthem, are made retrospectively and are based (up to prescribed limits) upon the ratio of (i) the insurance company's premiums received in the applicable state over the previous three calendar years on accident and sickness insurance to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund assessments made under these acts are administered by the state's Guaranty Association, which has its own board of directors selected by member insurers with the approval of the State Insurance Department. In general, an assessment may be abated or deferred by the Guaranty Association if, in the opinion of the board, payment would endanger the ability of the member to fulfill its contractual obligations. The other member insurers, however, may be assessed for the amount of such abatement or deferral. Any such assessment paid by a member insurance company may be offset against its premium tax liability to the state in question over a multiple year period (generally five to 10 years) following the year in which the assessment was paid. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond our control.

   While the amount of any assessments applicable to life and health guaranty funds cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources.

  Risk-Based Capital Requirements

   The states of domicile of our subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The RBC Model Act sets forth the formula for calculating the RBC requirements which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. In general, under these laws, an insurance company must submit a report of its RBC level to the Insurance Department or Insurance Commissioner, as appropriate, of its state of domicile as of the end of the previous calendar year.

   The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The "Company Action Level" is triggered if a company's total adjusted capital is less than 200 percent but greater than or equal to 150 percent of its risk-based capital. At the "Company Action Level", a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250 percent and 200 percent of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190 percent, then "Company Action Level" regulatory action would be triggered. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 150 percent but greater than or equal to 100 percent of its risk-based capital. At the "Regulatory Action Level", the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 100 percent but greater than or equal to 70 percent of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 70 percent of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

   The law requires increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary Insurance Commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2001, the RBC levels of Anthem and our insurance subsidiaries exceeded all RBC thresholds.

  NAIC IRIS Ratios

   In the 1970's, the NAIC developed a set of financial relationships or "tests" called the Insurance Regulatory Information System, or IRIS, that were designed for early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit statutory financial data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering eleven categories of data with defined "usual ranges" for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions or events that are, in and of themselves, immaterial. Generally, an insurance company will become subject to regulatory scrutiny if its IRIS results fall outside of the usual ranges on four or more of the ratios. If a company is outside the ranges on four or more of the ratios, a written explanation is prepared and sent to regulators. Neither Anthem nor its subsidiaries is currently subject to regulatory scrutiny based on IRIS ratios.

ITEM 2.  PROPERTIES.

   Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this property, our principal operating facilities are located in Denver, Colorado; North Haven, Connecticut; Indianapolis, Indiana; Mason/Cincinnati, Ohio; Worthington/Columbus, Ohio; Manchester, New Hampshire;

Louisville, Kentucky and South Portland, Maine. In total, we own approximately 14 facilities and lease approximately 45 facilities. These locations total 4.8 million square feet, of which Anthem occupies 4.3 million square feet, and are located in 13 states. We believe that our properties are adequate and suitable for our business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

Litigation

   A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA") have been filed in Connecticut against Anthem and/or our Connecticut subsidiary. One proceeding, The State of Connecticut v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 1716 (AWT), filed on September 7, 2000 in the United States District Court, District of Connecticut, was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude us from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, William Strand v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 2037 (SRU), filed on October 20, 2000 in the United States District Court, District of Connecticut, was brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, and seeks injunctive relief to preclude us from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

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

   On July 19, 2001, the court in the Collins suit certified a class as to three of the plaintiff's fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with Anthem and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: Anthem's alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and Anthem staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. We have appealed the class certification decision.

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

   Following our purchase of BCBS-ME, the Attorney General of Maine and Consumers for Affordable Health Care filed administrative appeals challenging the Superintendent of Insurance's (the "Superintendent") decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. Both the Attorney General and the consumers group filed a petition for administrative review seeking, among other things, a determination that the decision of the Superintendent in regard to the application of BCBS-ME to convert to a stock insurer was in violation of statute or unsupported by substantial evidence on the record. Consumers for Affordable Health Care, et al. v. Superintendent of Insurance, et al., Nos. AP-00-37, AP-00-42 (Consolidated). On December 21, 2001, the court issued an opinion affirming the decision of the Superintendent approving the conversion of BCBS-ME and the subsequent acquisition by Anthem. The Consumers for Affordable Health Care have appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. While the Consumers appeal is still pending, we do not believe that the appeal will have a material adverse effect on our consolidated financial position or results of operations.

   On March 11, 1998, Anthem and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of our denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem. The court also reversed the award of $49.0 million in punitive damages against both Anthem and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

   On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that we failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with us. We paid our customers' claims for the health care providers' services by sending payments to our customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers' services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for us on the health care providers' equitable lien claims. The Court also entered summary judgment for us on the health care providers' contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of our networks, (2) did not receive direct payment from us for services rendered to a patient covered by one of our insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by our payment to our customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. We have filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. In any event, we intend to continue to vigorously defend the case and believe that any liability that may result from the case will not have a material adverse effect on our consolidated financial position or results of operations.

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

Other Contingencies

   Anthem, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by CMS. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In the last five years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 million to $51.6 million, plus a payment by one company of $144.0 million. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of Anthem's activities under certain of its Medicare fiscal intermediary contracts.

   On December 8, 1999, Anthem Health Plans, Inc., or AHP, one of our subsidiaries, reached a settlement agreement with the Office of Inspector General, or OIG, Health and Human Services, in the amount of $41.9 million, to resolve an investigation into misconduct in the Medicare fiscal intermediary operations of BCBS-CT, AHP's predecessor. The period investigated was before Anthem's merger with BCBS-CT. The resolution of this case involved no criminal penalties against Anthem as successor-in-interest nor any suspension or exclusion from federal programs. This expense was included in administrative expense in our statement of consolidated income for the year ended December 31, 1999.

   AdminaStar Federal, Inc., one of our subsidiaries, has received several subpoenas from the OIG and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from us related to our Medicare fiscal intermediary Part A and Part B operations. We have made certain disclosures to the government relating to our Medicare Part B operations in Kentucky. We were advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. We are not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against us. However, we believe any fines or penalties that may arise from these reviews would not have a material adverse effect on our consolidated financial condition.

   As a BCBSA licensee, we participate in a nationwide contract with the federal Office of Personnel Management to provide coverage to federal employees and their dependents in our core eight-state area. The program is called the Federal Employee Program, or FEP. On July 11, 2001, we received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to our operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised us that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against our FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government's ongoing review. We are currently cooperating with the OIG and the U.S. Department of Justice on these matters. We are not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against us. There can be no assurance that the ultimate outcome of these reviews will not have a material adverse effect on our consolidated results of operations or financial condition.

   We guaranteed certain financial contingencies of our subsidiary, Anthem Alliance Health Insurance Company ("Anthem Alliance"), under a contract between Anthem Alliance and the United States Department of Defense. Under that contract, Anthem Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001. The contract required Anthem Alliance, as the prime contractor, to assume certain risks in the event, and to the extent, the actual cost of delivering health care services exceeded the health care cost proposal submitted by Anthem Alliance (the "Health Care Risk"). The contract has a five-year term, but was transferred to a third party, effective May 31, 2001. We guaranteed Anthem Alliance's assumption of the Health Care Risk, which is capped by the contract at $20.0 million annually and $75.0 million cumulatively over the contract period. Through December 31, 2000, Anthem Alliance had subcontracts with two other BCBS companies not affiliated with us by which the subcontractors agreed to provide certain services under the contract and to assume approximately 50% of the Health Care Risk. Effective January 1, 2001, one of those subcontracts terminated by mutual agreement of the parties, which increased Anthem Alliance's portion of the Health Care Risk to 90%. Effective May 1, 2001, the other subcontract was amended to eliminate the Health Care Risk sharing provision, which resulted in Anthem Alliance assuming 100% of the Health Care Risk for the period from May 1, 2001 to May 31, 2001. There was no call on the guarantee for the period from May 1, 1998 to April 30, 1999 (which period is now "closed"), and we do not anticipate a call on the guarantee for the periods beginning May 1, 1999 through May 31, 2001 (which periods remain "open" for possible review by the Department of Defense).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Company

   Name                     Age                   Position
   ----                     ---                   --------
   Larry C. Glasscock...... 53  President and Chief Executive Officer and
                                  Director
   David R. Frick.......... 57  Executive Vice President and Chief Legal and
                                  Administrative Officer
   Samuel R. Nussbaum, M.D. 53  Executive Vice President and Chief Medical
                                  Officer
   Michael L. Smith........ 53  Executive Vice President and Chief Financial
                                  and Accounting Officer
   Marjorie W. Dorr........ 39  President, Anthem East
   Keith R. Faller......... 54  President, Anthem Midwest
   Michael D. Houk......... 57  President, National Accounts
   Caroline S. Matthews.... 42  Chief Operating Officer, Anthem Blue Cross
                                  and Blue Shield in Colorado and Nevada
   John M. Murphy.......... 50  President, Specialty Business Division of
                                  Anthem
   Jane E. Niederberger.... 42  Senior Vice President and Chief Information
                                  Officer

   The following is biographical information for our executive officers:

   Larry C. Glasscock has served as President and Chief Executive Officer and a director of Anthem, Inc. since July 2001 and as President and Chief Executive Officer and a director of Anthem Insurance since October 1999. He joined Anthem Insurance in April 1998 as Senior Executive Vice President and Chief Operating Officer. He was named President and Chief Operating Officer in April 1999 and succeeded L. Ben Lytle as Chief Executive Officer upon Mr. Lytle's retirement in October 1999. Prior to joining Anthem Insurance, Mr. Glasscock served as Chief Operating Officer of CareFirst, Inc. from January 1998 to April 1998. Mr. Glasscock was President and Chief Executive Officer of Group Hospitalization and Medical Services, Inc., which did business as Blue Cross Blue Shield of the National Capital Area, from 1993 to January 1998 and oversaw its affiliation with Blue Cross Blue Shield of Maryland. Prior to moving to the health insurance industry, he served as President and Chief Operating Officer and a director of First American Bank, N.A. (Washington, DC) from 1991 until 1993 when the bank was sold. During 1991, Mr. Glasscock was President and Chief Executive Officer of Essex Holdings, Inc. (an Ohio-based capital investment firm). He also held various executive positions during his twenty-year tenure with Ameritrust Corporation, a Cleveland, Ohio bank holding company. Mr. Glasscock is a director of Zimmer Holdings, Inc. (orthopaedic industry).

   David R. Frick has served as Executive Vice President and Chief Legal and Administrative Officer of Anthem, Inc. since July 2001. He joined Anthem Insurance in 1995 as Executive Vice President and Chief Legal and
Administrative Officer. Prior to joining Anthem Insurance, he served as a member of its board of directors.

Mr. Frick was a partner at the law firm of Baker & Daniels from 1982 to 1995, and he was managing partner from 1987 to 1992. He was Deputy Mayor of the City of Indianapolis from 1977 to 1982. He is a director of Artistic Media Partners, Inc. (radio stations) and The National Bank of Indianapolis Corporation (bank holding company).

   Samuel R. Nussbaum, M.D. joined Anthem Insurance in January 2001 as Executive Vice President and Chief Medical Officer. From 1996 to 2000, Dr. Nussbaum served both as Executive Vice President for Medical Affairs and System Integration at BJC Health System of St. Louis and as Chairman and Chief Executive Officer of Health Partners of the Midwest. Prior to that, Dr. Nussbaum was President and Chief Executive Officer of Physician Partners of New England, Senior Vice President for Health Care Delivery at Blue Cross Blue Shield of Massachusetts and a professor at Harvard Medical School.

   Michael L. Smith has served as Executive Vice President and Chief Financial and Accounting Officer of Anthem, Inc. since July 2001. He has been Executive Vice President and Chief Financial Officer of Anthem Insurance since 1999. From 1996 to 1998, Mr. Smith served as Chief Operating Officer and Chief Financial Officer of American Health Network, Inc., a former Anthem subsidiary. He was Chairman, President and Chief Executive Officer of Mayflower Group, Inc. (transport company) from 1989 to 1995. He is a director of First Indiana Corporation (bank holding company) and Finishmaster, Inc. (auto paint distribution).

   Marjorie W. Dorr became President of Anthem East in July 2000. She has held numerous executive positions since joining Anthem Insurance in 1991, including Vice President of Corporate Finance; Chief Financial Officer of Anthem Casualty Insurance Group; President of Anthem Prescription Management, LLC; and Chief Operating Officer of Anthem Health Plans, Inc. in Connecticut.

   Keith R. Faller has been President of Anthem Midwest since 1997. He has held numerous executive positions since joining Anthem Insurance in 1970, including Senior Vice President for Customer Administration; President of Acordia of the South; Executive Vice President, Health Operations; Chief Executive Officer, Anthem Life Insurance Companies, Inc.; and President and Chief Executive Officer, Acordia Small Business Benefits, Inc.

   Michael D. Houk has been President of National Accounts for Anthem Insurance since December 2001. He has held various executive positions since joining Anthem Insurance in 1979, including Vice President of Sales and President and Chief Executive Officer of Acordia of Central Indiana.

   Caroline S. Matthews became Chief Operating Officer of Anthem Blue Cross and Blue Shield in Colorado and Nevada in 2000. She has held various executive positions since joining Anthem Insurance in 1988, including Vice President of Corporate Finance; Vice President of Planning and Administration for Information Technology; and Chief Operating Officer and Chief Financial Officer of Acordia of the South.

   John M. Murphy became President, Specialty Business Division of Anthem Insurance in 2000. He has held various executive positions since joining Anthem Insurance in 1988, including Vice President of Operations of Anthem Insurance; President and Chief Executive Officer of Anthem Life Insurance Company; and President and Chief Executive Officer of Acordia Senior Benefits, Inc.

   Jane E. Niederberger joined Anthem Insurance in 1997 and has been Senior Vice President and Chief Information Officer since 1999. From 1983 to 1996, she held various executive positions with Harvard Pilgrim Health Care.

   The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

   Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Market Prices

   The Company's Common Stock, par value $0.01 per share, began trading on the New York Stock Exchange ("NYSE") under the symbol "ATH" on October 30, 2001. The following table presents high and low sales prices for the Common Stock on the NYSE for the periods indicated.

                                           High     Low
                                         -------- --------
                     2001:
                      First Quarter.....  N/A (1)  N/A (1)
                      Second Quarter....  N/A (1)  N/A (1)
                      Third Quarter.....  N/A (1)  N/A (1)
                      Fourth Quarter (2) $  51.90 $  40.35

--------
(1) N/A--Not applicable.
(2) Commencing October 30, 2001.

   As of March 4, 2002, the closing price of the Common Stock was $55.50. On March 4, 2002 there were 199,949 shareholders of record of the Common Stock.

Dividends

   No cash dividends have been paid on our common stock and our board of directors does not presently intend to declare any such dividends. The declaration and payment of future dividends will be at the discretion of our board of directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our board of directors. In addition, we are a holding company whose primary asset is 100% of the capital stock of Anthem Insurance. Our ability to pay dividends to our shareholders primarily depends upon the receipt of dividends from Anthem Insurance and its receipt of dividends from our other regulated insurance subsidiaries.

   In addition, the indenture governing the terms of our 5.95% debentures issued as part of our 6.00% Equity Security Units prohibits, with certain limited exceptions, the payment of dividends on our common stock during a deferral of interest payments on the debentures or an event of default under the indenture. We also have the option to defer contract fee payments on the purchase contracts that are also a part of our Units. If we elect to defer contract fee payments, we cannot, with certain limited exceptions, pay dividends on our common stock during a deferral period.

Sales of Unregistered Securities

   Effective November 2, 2001, the Company issued to certain eligible statutory members of Anthem Insurance 48,095,675 shares of the Company's Common Stock in connection with the demutualization of Anthem Insurance. The number of shares issued will ultimately vary slightly when all distribution matters are finalized. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof based on the Indiana Insurance Commissioner's approval of the plan of conversion.

Use of Proceeds

   On October 29, 2001, the Securities and Exchange Commission declared effective (i) the Registration Statement on Form S-1 (Registration No. 333-67714) of the Company with respect to the Company's Common Stock; and (ii) the Registration Statement on Form S-1 (Registration No. 333-70566) of the Company with respect to the Company's 6.00% Equity Security Units (the "Units"). In addition, on October 29, 2001, the Company filed a Registration Statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Registration No. 333-72438) to increase the amount of the Common Stock offering, which Registration Statement was effective upon filing.

   The offering of the Common Stock closed on November 2, 2001 and resulted in gross proceeds of $1,987.2 million (including $259.2 million of gross proceeds attributable to the shares of Common Stock sold pursuant to exercise of the underwriters' over-allotment option), of which $91.4 million was applied to the underwriting discount. The proceeds to the Company equaled $1,895.8 million. Of such amount, $28.9 million was contributed to Anthem Insurance and $5.4 million has been used to pay additional expenses of the Common Stock offering and the demutualization. Of the resulting net proceeds to the Company from the Common Stock offering, $1,843.8 million has been used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of shares of Common Stock in the demutualization of Anthem Insurance (including payments to eligible statutory members pursuant to the "top up provision" of the plan of conversion), and the remaining net proceeds of $17.7 million retained by the Company will be available for general corporate purposes. In February 2002, $3.9 million of the $17.7 million remaining net proceeds was used for interest payments on the Units.

   The offering of the Units closed on November 2, 2001 and resulted in gross proceeds of $230.0 million (including $30.0 million of gross proceeds attributable to the Units sold pursuant to exercise of the underwriters' over-allotment option), $8.6 million of which was applied to the underwriting discount and $1.6 million for other expenses related to the Units offering. The net proceeds to the Company equaled $219.8 million which was used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of shares of Common Stock in the demutualization of Anthem Insurance.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

   The table below provides selected consolidated financial data of the Company. The information has been derived from the Company's consolidated financial statements for each of the years in the five year period ended December 31, 2001, which have been audited by Ernst & Young LLP. This selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                     As of and for the Year Ended December 31
                                                               ---------------------------------------------------
                                                                 2001      2000(1)   1999(1)(2)   1998      1997
                                                               ---------  ---------  ---------- --------  --------
                                                                      ($ in Millions, Except Per Share Data)
Income Statement Data
Total operating revenue....................................... $10,120.3  $ 8,543.5   $6,080.6  $5,389.7  $5,110.0
Total revenues................................................  10,444.7    8,771.0    6,270.1   5,682.4   5,332.2
Income from continuing operations.............................     342.2      226.0       50.9     178.4      79.1
Net income (loss).............................................     342.2      226.0       44.9     172.4    (159.0)

Pro Forma Per Share Data(3)
Basic income from continuing operations....................... $    3.31  $    2.19   $   0.49  $   1.73  $   0.77
Diluted income from continuing operations.....................      3.30       2.18       0.49      1.72      0.76

Other Data-(unaudited)(4)
Operating revenue and premium equivalents(5).................. $14,057.4  $11,800.1   $8,691.6  $7,987.4  $7,269.3
Operating gain (loss).........................................     319.5      184.1       28.5      35.4     (82.2)
Benefit expense ratio.........................................      84.5%      84.7%      84.6%     83.0%     83.7%
Administrative expense ratio:
   Calculated using operating revenue.........................      19.6%      21.2%      24.2%     26.3%     26.6%
   Calculated using operating revenue and premium equivalents.      14.1%      15.3%      16.9%     17.8%     18.7%
Operating margin..............................................       3.2%       2.2%       0.5%      0.7%     (1.6)%
Members (000s)(6).............................................
   Midwest....................................................     4,854      4,454      4,253     4,046     4,345
   East.......................................................     2,260      2,093      1,397       968       916
   West.......................................................       769        595        486         -         -
   Total......................................................     7,883      7,142      6,136     5,014     5,261

Balance Sheet Data
Total assets.................................................. $ 6,276.6  $ 5,708.5   $4,816.2  $4,359.2  $4,131.9
Long term debt................................................     818.0      597.5      522.0     301.9     305.7
Total shareholders' equity(7).................................   2,060.0    1,919.8    1,660.9   1,702.5   1,524.7

--------
(1) The net assets and results of operations for BCBS-NH, BCBS-CO/NV and BCBS-ME are included from their respective acquisition dates.
(2) The 1999 operating gain includes a non-recurring charge of $41.9 million related to the settlement agreement with the Office of Inspector General ("OIG"). Net Income for 1999 includes contributions totaling $114.1 million ($71.8 million, net of tax) to non-profit foundations in the states of Kentucky, Ohio and Connecticut to settle charitable asset claims.
(3) There were no shares or dilutive securities outstanding prior to November 2, 2001 (date of demutualization and initial public offering.) For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all periods presented.
(4) Operating gain consists of operating revenue less benefit and administrative expenses. The benefit expense ratio represents benefit expense as a percentage of premium revenue. The administrative expense ratio represents administrative expense as a percentage of operating revenue and has also been presented as a percentage of operating revenue and premium equivalents. Operating margin represents operating gain (loss) as a percentage of operating revenue.
(5) Operating revenue and premium equivalents is a measure of the volume of business serviced by the Company that is commonly used in the health benefits industry to allow for a comparison of operating efficiency among companies. It is calculated by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where the Company provides a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were $3,937.1, $3,256.6, $2,611.0, $2,597.7 and $2,159.3, respectively.
(6) Excludes TRICARE members of 128,000, 129,000 and 153,000 at December 31, 2000, 1999, and 1998, respectively.
(7) Represents policyholders' surplus prior to 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

   We are one of the nation's largest health benefits companies and an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to nearly eight million members throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada.

   Our reportable segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our business units with a local focus to address each geographic region's unique market, regulatory and healthcare delivery characteristics. Our segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; and West, which includes Colorado and Nevada.

   In addition to our three geographic segments, we operate a Specialty segment that includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and third party occupational health services. Our Other segment is comprised of AdminaStar Federal, Anthem Alliance Health Insurance Company, or Anthem Alliance, intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments. AdminaStar Federal is a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio. Anthem Alliance is a subsidiary that primarily provided health care benefits and administration in nine states for the Department of Defense's TRICARE Program for military families until we sold our TRICARE operations on May 31, 2001.

   We offer traditional indemnity products and a diversified mix of managed care products, including health maintenance organizations or HMOs, preferred provider organizations or PPOs, and point of service or POS plans. We also provide a broad array of managed care services and partially insured products to self-funded employers, including underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, claims processing and other administrative services. Our operating revenue consists of premiums, benefit plan administrative fees and other revenue. The premiums come from fully insured contracts where we indemnify our policyholders against loss. The administrative fees come from self-funded contracts where our contract holders are wholly or partially self-insured and from the administration of Medicare programs. Other revenue is principally generated by our pharmacy benefit management company in the form of co-pays and deductibles associated with the sale of mail order drugs.

   Our benefit expense consists mostly of four cost of care components: outpatient and inpatient care costs, physician costs and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and broader social and lifestyle factors in the population as a whole.

   Our results in 1999, 2000 and 2001 were significantly impacted by the acquisitions of Blue Cross and Blue Shield of New Hampshire, or BCBS-NH, which we completed on October 27, 1999, Blue Cross and Blue Shield of Colorado and Nevada, or BCBS-CO/NV, which we completed on November 16, 1999, and Blue Cross and Blue Shield of Maine, or BCBS-ME, which we completed on June 5, 2000. We accounted for these acquisitions as purchases and we included the net assets and results of operations in our consolidated financial statements from the respective dates of purchase. The following represents the contribution to our total revenues, operating gain, assets and membership in the year of and subsequent to each acquisition for the years ended December 31, 2001, 2000 and 1999.

                       As of and for the Year Ended December 31
          -------------------------------------------------------------------
                        2001                              2000
          --------------------------------- ---------------------------------
           Total   Operating        (000s)   Total   Operating        (000s)
          Revenues   Gain    Assets Members Revenues   Gain    Assets Members
          -------- --------- ------ ------- -------- --------- ------ -------
                                    ($ in Millions)
  BCBS-ME  $948.1    $12.6   $307.6   504    $489.4    $8.7    $339.5   487
           ======    =====   ======   ===    ======    ====    ======   ===

                         As of and for the Year Ended December 31
           ---------------------------------------------------------------------
                          2000                               1999
           ----------------------------------- ---------------------------------
            Total   Operating          (000s)   Total   Operating        (000s)
           Revenues   Gain     Assets  Members Revenues   Loss    Assets Members
           -------- --------- -------- ------- -------- --------- ------ -------
                                      ($ in Millions)
BCBS-NH... $  591.0   $11.6   $  316.8    479   $ 77.9    $(0.3)  $250.6   366
BCBS-CO/NV    678.6     6.5      545.8    595     76.9     (3.4)   521.5   486
BCBS-ME...    489.4     8.7      339.5    487       --       --       --    --
           --------   -----   --------  -----   ------    -----   ------   ---
Total..... $1,759.0   $26.8   $1,202.1  1,561   $154.8    $(3.7)  $772.1   852
           ========   =====   ========  =====   ======    =====   ======   ===

   Operating gain consists of operating revenue less benefit expense and administrative expense.

   We sold our TRICARE operations on May 31, 2001. The results of our TRICARE operations are reported in our Other segment (for Anthem Alliance), and in our Midwest business segment, which assumed a portion of the TRICARE risk from May 1, 1998, to December 31, 2000. The operating results for our TRICARE operations for 2001, 2000 and 1999 were as follows and include both the Anthem Alliance and Midwest business segment results:

                                        2001   2000   1999
                                       ------ ------ ------
                                         ($ in Millions)
                     Operating Revenue $263.2 $353.9 $292.4
                                       ====== ====== ======
                     Operating Gain... $  4.2 $  3.9 $  5.1
                                       ====== ====== ======

   On May 30, 2001, we signed a definitive agreement with Blue Cross and Blue Shield of Kansas, or BCBS-KS, pursuant to which BCBS-KS would become a wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS will seek to have the decision overturned in Shawnee County District Court. We will join BCBS-KS in the appeal.

   You should read this discussion in conjunction with our audited consolidated financial statements and accompanying notes presented on pages 59 through 87.

MEMBERSHIP--YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED
DECEMBER 31, 2000

   We categorize our membership into eight different customer types: Local Large Group, Small Group, Individual, National, Medicare + Choice, Federal Employee Program, Medicaid and TRICARE.

  . Local Large Group consists of those customers with 51 or more eligible employees, which are not considered National accounts.

  .  Small Group consists of those customers with one to 50 employees.

  . Individual members include those in our under age 65 business and our Medicare Supplement (age 65 and over) business.

  . Our National accounts customers are employer groups, which have multi-state locations and require partnering with other Blue Cross and Blue Shield plans for administration and/or access to non-Anthem provider networks. Included within the National business are our BlueCard customers who represent enrollees of health plans marketed by other Blue Cross and Blue Shield Plans, or the home plans, who receive health care services in our Blue Cross and Blue Shield licensed markets.

  . Medicare + Choice members have enrolled in coverages that are managed care alternatives for the Medicare program.

  . The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents. Our FEP members work in Anthem markets and are covered by this program.

  . Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid program which we manage for the states of Connecticut and New Hampshire.

  . Our TRICARE program provided managed care services to active and retired military personnel and their dependents. We sold our TRICARE business on May 31, 2001, and thus we had no TRICARE members as of December 31, 2001. At December 31, 2000, our TRICARE membership totaled 128,000, was fully insured and included in the Midwest segment.

   Our BlueCard membership is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members' home plans. Generally, the administrative fees we receive are based on the number and type of claims processed and a portion of the network discount on those claims. The administrative fees are then divided by an assumed per member per month, or PMPM, factor to calculate the number of members. The assumed PMPM factor is based on an estimate of our experience and BCBSA guidelines.

   In addition to categorizing our membership by customer type, we categorize membership by funding arrangement according to the level of risk we assume in the product contract. Our two funding arrangement categories are fully insured and self-funded. Self-funded products are offered to customers, generally larger employers, with the ability and desire to retain some or all of the risk associated with their employees' health care costs.

   The renewal patterns of our membership are somewhat cyclical throughout the year. Typically, approximately 37% of our group fully insured business renews during the first quarter and approximately 30% renews during the third quarter. The remainder of our membership renewals are evenly distributed over the other two quarters.

   The following table presents our membership count by segment, customer type and funding arrangement as of December 31, 2001 and 2000. The membership data presented are unaudited and in certain instances include our estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

Membership

                                         December 31
                                         -----------
                                         2001  2000  Change % Change
                                         ----- ----- ------ --------
                                               (In Thousands)
            Segment
               Midwest.................. 4,854 4,582   272      6%
               East..................... 2,260 2,093   167      8
               West.....................   769   595   174     29
                                         ----- -----  ----   -----
                   Total................ 7,883 7,270   613      8%
                                         ===== =====  ====   =====
            Customer Type
               Local Large Group........ 2,827 2,634   193      7%
               Small Group..............   813   775    38      5
               Individual...............   701   650    51      8
               National accounts (1).... 2,903 2,468   435     18
               Medicare + Choice........    97   106    (9)    (8)
               Federal Employee Program.   423   407    16      4
               Medicaid.................   119   102    17     17
                                         ----- -----  ----   -----
               Total without TRICARE.... 7,883 7,142   741     10
               TRICARE..................    --   128  (128)  (100)
                                         ----- -----  ----   -----
                   Total................ 7,883 7,270   613      8%
                                         ===== =====  ====   =====
            Funding Arrangement
               Self-funded.............. 4,052 3,481   571     16%
               Fully insured............ 3,831 3,789    42      1
                                         ----- -----  ----   -----
                   Total................ 7,883 7,270   613      8%
                                         ===== =====  ====   =====

--------
(1) Includes BlueCard members of 1,626 as of December 31, 2001, and 1,320 as of December 31, 2000.

   During the year ended December 31, 2001, total membership increased 613,000, or 8%, primarily due to growth in National business and Local Large Group, including a significant increase in BlueCard membership as a result of strong sales activity and favorable retention. Excluding TRICARE, membership increased 741,000, or 10%. Local Large Group membership increased 193,000, or 7%, with growth in all regions attributable to the success of our PPO products, as more employer groups desire the broad, open access to our networks provided by these products. The 38,000, or 5%, growth in Small Group business reflects our initiatives to increase Small Group membership through revised commission structures, enhanced product offerings, brand promotion and enhanced relationships with brokers.

   Medicare + Choice membership decreased as we withdrew from the Medicare + Choice program in Connecticut effective January 1, 2001, due to losses in this line of business in that market. At December 31, 2000, our Medicare + Choice membership in Connecticut totaled 18,000. With such small membership, we concluded that attaining profitability in this program would be difficult. Offsetting this decrease was growth in our Medicare + Choice membership in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product. We decided to remain in these counties in Ohio because we believe we have a critical mass of membership and can continue to achieve improved results. We withdrew, effective on January 1, 2002, from the Medicare + Choice market in Colorado due to low membership in this market. Our Medicare + Choice membership in Colorado was 6,000 at December 31, 2001.

   Individual membership increased primarily due to new business resulting from higher sales of Individual (under age 65) products, particularly in our Midwest segment.

   Self-funded membership increased primarily due to our 23% increase in BlueCard membership. Fully insured membership, excluding TRICARE, grew by 170,000 members, or 5%, from December 31, 2000, due to growth in both Local Large and Small Group businesses.

   Our Midwest and West membership grew primarily from increases in BlueCard activity, Local Large Group and National accounts. Our East membership growth is attributed to increased sales of Local Large Group and growth in BlueCard. Local Large Group sales in our East segment increased primarily due to the withdrawal of two of our largest competitors from the New Hampshire and Maine markets.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

   The following table presents our consolidated results of operations for the years ended December 31, 2001 and 2000:

                                                                                 Change
                                                                         ---------------------
                                                     2001       2000        $           %
-                                                  ---------  ---------  --------  -----------
                                                                 ($ in Millions)
Operating revenue and premium equivalents (1)..... $14,057.4  $11,800.1  $2,257.3          19%
                                                   =========  =========  ========  ===========
Premiums.......................................... $ 9,244.8  $ 7,737.3  $1,507.5          19%
Administrative fees...............................     817.3      755.6      61.7            8
Other revenue.....................................      58.2       50.6       7.6           15
                                                   ---------  ---------  --------  -----------
       Total operating revenue....................  10,120.3    8,543.5   1,576.8           18
Benefit expense...................................   7,814.7    6,551.0   1,263.7           19
Administrative expense............................   1,986.1    1,808.4     177.7           10
                                                   ---------  ---------  --------  -----------
       Total operating expense....................   9,800.8    8,359.4   1,441.4           17
                                                   ---------  ---------  --------  -----------
Operating gain....................................     319.5      184.1     135.4           74
Net investment income.............................     238.6      201.6      37.0           18
Net realized gains on investments.................      60.8       25.9      34.9         NM(2)
Gain on sale of subsidiary operations (TRICARE)...      25.0         --      25.0         NM(2)
Interest expense..................................      60.2       54.7       5.5           10
Amortization of intangibles.......................      31.5       27.1       4.4           16
Demutualization expenses..........................      27.6         --      27.6         NM(2)
                                                   ---------  ---------  --------  -----------
Income before taxes and minority interest.........     524.6      329.8     194.8           59
Income taxes......................................     183.4      102.2      81.2           79
Minority interest (credit)........................      (1.0)       1.6      (2.6)        NM(2)
                                                   ---------  ---------  --------  -----------
Net income........................................ $   342.2  $   226.0  $  116.2          51%
                                                   =========  =========  ========  ===========
Benefit expense ratio (3).........................      84.5%      84.7%            (20) bp(4)
Administrative expense ratio: (5).................
   Calculated using operating revenue (6).........      19.6%      21.2%           (160) bp(4)
   Calculated using operating revenue and premium
     equivalents (7)..............................      14.1%      15.3%           (120) bp(4)
Operating margin (8)..............................                                      100 bp
                                                         3.2%       2.2%                   (4)

--------
The following definitions are also applicable to all other tables and schedules in this discussion:

(1) Operating revenue and premium equivalents is a measure of the volume of business commonly used in the health insurance industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the year ended December 31, 2001 were $3,937.1 million and for the year ended December 31, 2000 were $3,256.6 million.

(2) NM = Not meaningful.
(3) Benefit expense ratio = Benefit expense / Premiums.
(4) bp = basis point; one hundred basis points = 1%.
(5) While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio including premium equivalents.
(6) Administrative expense / Operating revenue.
(7) Administrative expense / Operating revenue and premium equivalents.
(8) Operating margin = Operating gain / Total operating revenue.

   Premiums increased $1,507.5 million, or 19%, to $9,244.8 million in 2001 in part due to our acquisition of BCBS-ME in June 2000 and the additional risk we recaptured as of January 1, 2001, associated with the TRICARE business. Our subsidiary Anthem Alliance had retained 35% of the risk on its TRICARE contract as of January 1, 2000, and we increased the retention as of January 1, 2001, to 90% of the total risk for the contract. We sold the TRICARE business on May 31, 2001. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, premiums increased $1,089.5 million, or 15%, due to premium rate increases and higher membership in all of our business segments. Our Midwest premiums increased due to higher membership and premium rate increases in our group accounts (both Local Large Group and Small Group) and higher membership in Medicare + Choice. Our East and West premiums increased primarily due to premium rate increases and higher membership in group business.

   Administrative fees increased $61.7 million, or 8%, from $755.6 million in 2000 to $817.3 million in 2001, with $30.2 million of this increase from our acquisition of BCBS-ME. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, administrative fees increased $112.2 million, or 20%, primarily from membership growth in National account self-funded business. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, other revenue, which is comprised principally of co-pays and deductibles associated with Anthem Prescription Management's, or APM's, sale of mail order drugs, increased $12.1 million, or 27%. APM is our pharmacy benefit manager and provides its services to other Anthem affiliates. Mail order revenues increased primarily due to additional volume resulting from the introduction of APM as the pharmacy benefit manager at BCBS-NH in late 2000 and BCBS-CO/NV and BCBS-ME in 2001.

   Benefit expense increased $1,263.7 million, or 19%, in 2001 due to our acquisition of BCBS-ME and the additional risk assumed by Anthem Alliance for TRICARE business on January 1, 2001. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, benefit expense increased $888.6 million, or 15%, due to higher average membership and increasing cost of care. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 20 basis points from 84.7% in 2000 to 84.5% in 2001 primarily due to disciplined pricing, implementation of disease management plans and improvement in provider contracting. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, our benefit expense ratio decreased 40 basis points from 84.3% in 2000 to 83.9% in 2001 for the same reasons.

   Total cost of care for 2001 increased approximately 13% from 2000. Excluding changes in our mix of business between regions, total cost of care for 2001 increased approximately 12%. Outpatient and professional services cost increases have varied among regions and products. For the year ended December 31, 2001, cost increases have generally averaged from 14% to 15% for outpatient services and from 11% to 12% for professional services. These increases resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend toward a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness of and demand for diagnostic procedures such as magnetic resonance imagings, or MRIs. In addition, improved medical technology has allowed more complicated medical procedures to be performed on an outpatient basis rather than on an inpatient (hospitalized) basis, increasing both outpatient utilization rates and unit costs.

   Prescription drug cost increases for the year varied among regions and by product, but have generally averaged from 16% to 17% in 2001 over 2000. The cost increases resulted from the introduction of new, higher cost drugs and higher overall utilization as a result of increases in direct-to-consumer advertising by pharmaceutical companies. In response to increasing prescription drug costs, we have implemented three-tiered drug programs and expanded the use of formularies for our members. Three-tiered drug programs reflect benefit designs that have three co-payment levels which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment, and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are a list of prescription drugs that have been reviewed and selected for their quality and efficacy by a committee of practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these listed brand name and generic drugs to ensure members receive quality and cost-effective medication.

   Growth in inpatient costs was nearly 10% during 2001, up from low-single digits in previous years. This increase was due to re-negotiation of provider contracts and higher overall utilization, particularly for cardiac services admissions. Hospitals have taken a more aggressive stance in their contracting with health insurance companies as a result of reduced hospital reimbursements from Medicare and pressure to recover the costs of additional investments in new medical technology and facilities.

   Administrative expense increased $177.7 million, or 10%, in 2001, which includes the impacts of our acquisition of BCBS-ME and the sale of our TRICARE business. Excluding our acquisition of BCBS-ME and the sale of our TRICARE business, administrative expense increased $194.0 million, or 12%, primarily due to higher commissions and premium taxes, which vary with premium, higher salary and benefit costs, additional costs associated with higher membership and investments in technology. Our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 120 basis points primarily due to operating revenue increasing faster than administrative expense.

   Net investment income increased $37.0 million, or 18%, primarily due to our higher investment portfolio balances. The higher portfolio balances included net cash generated from operations, as well as cash generated from improved balance sheet management, such as quicker collection of receivables and liquidation of non-strategic assets. Excluding the investment income earned by BCBS-ME and TRICARE, net investment income increased $31.7 million, or 16%. As returns on fixed maturity portfolios are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

   Net realized capital gains increased from $25.9 million in 2000 to $60.8 million in 2001. Included in net realized capital gains in 2001 was $65.2 million of gains resulting from restructuring our equity portfolio into fixed maturity securities and equity index funds in the early to mid third quarter of 2001. This offset $28.9 million of losses on equity securities that we recognized as other than temporary impairment during the second quarter of 2001. Net realized capital gains from sale of equities decreased $4.8 million, or 11%, to $38.7 million in 2001 from $43.5 million in 2000. Net realized capital gains from sale of fixed income securities were $20.7 million in 2001, while we experienced net realized capital losses of $17.6 million in 2000. Net gains or losses on investments are influenced by market conditions when an investment is sold, and will vary from year to year.

   Gain on sale of subsidiary operations of $25.0 million relates to the sale of our TRICARE business on May 31, 2001.

   Interest expense increased $5.5 million, or 10%, primarily reflecting the issuance of our 6.00% Equity Security Units, or Units, on November 2, 2001 and the commitment fee associated with our new $800.0 million line of credit.

   Amortization of intangibles increased $4.4 million, or 16%, from 2000 to 2001, primarily due to amortization expense associated with our acquisition of BCBS-ME. As we adopted SFAS 142 on January 1, 2002, this standard did not have any effect on these results. See Note 1 to our audited consolidated financial statements for additional information.

   Demutualization expenses, which are non-recurring, totaled $27.6 million in 2001.

   Income tax expense increased $81.2 million, or 79%, primarily due to higher income before taxes. Our effective income tax rate in 2001 was 35.0% and was 31.0% in 2000. Our rate was lower than the statutory effective tax rate in 2000 primarily as a result of changes in our deferred tax valuation allowance. Our effective tax rate increased in 2001 primarily due to the non-deductibility of demutualization expenses and a portion of goodwill amortization for income tax purposes.

   Net income increased $116.2 million, or 51%, primarily due to the improvement in our operating results, net realized capital gains, gain on sale of subsidiary operations and higher investment income. Excluding the gain on the sale of our TRICARE business ($16.3 million after tax), net realized gains on investments and demutualization expenses, net income increased $105.0 million, or 51%.

Midwest

   Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents our Midwest segment's summarized results of operations for the years ended December 31, 2001 and 2000:

                                  2001         2000       % Change
                                --------  --------------- --------
                                          ($ in Millions)
           Operating Revenue... $5,093.0     $4,460.5          14%
           Operating Gain...... $  161.5     $   87.8          84%
           Operating Margin....      3.2%         2.0%        120 bp
           Membership (in 000s)    4,854        4,454(1)        9%

--------
(1) Excludes 128,000 TRICARE members.

   Operating revenue increased $632.5 million, or 14%, in 2001 due primarily to premium rate increases and the effect of higher average membership in our Local Large Group, Small Group and Medicare + Choice businesses.

   Operating gain increased $73.7 million, or 84%, resulting in an operating margin of 3.2% at December 31, 2001, a 120 basis point improvement from the year ended December 31, 2000. This improvement was primarily due to revenue growth and effective expense control. Administrative expense increased at a slower rate than premiums as we gained operating efficiencies and leveraged our fixed costs over higher membership.

   Our Midwest segment assumed a portion of the risk for Anthem Alliance's TRICARE contract until December 31, 2000. Effective January 1, 2001, Anthem Alliance reassumed this risk. For the year ended December 31, 2000, our Midwest segment received $122.1 million of premium income, no administrative fees or other income, incurred $113.8 million of benefit expense and $7.4 million of administrative expense, resulting in a $0.9 million operating gain on the TRICARE contract. We also had 128,000 TRICARE members included in our Midwest segment's membership at December 31, 2000, and no members at December 31, 2001.

   Excluding TRICARE, membership increased 400,000, or 9%, to 4.9 million members, primarily due to sales in National business, higher BlueCard activity and favorable retention of business.

East

   Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents our East segment's summarized results of operations for the years ended December 31, 2001 and 2000. BCBS-ME is included from its acquisition date of June 5, 2000.

                                      2001      2000    % Change
                                    --------  --------  --------
                                           ($ in Millions)
               Operating Revenue... $3,667.3  $2,921.9     26%
               Operating Gain...... $  128.8  $  103.8     24%
               Operating Margin....      3.5%      3.6%   (10) bp
               Membership (in 000s)    2,260     2,093      8%

   Operating revenue increased $745.4 million, or 26%. Excluding our acquisition of BCBS-ME in June 2000 and the effect of our exit from the Medicare + Choice business in Connecticut on January 1, 2001, operating revenue increased $449.0 million, or 20%, in 2001 due to premium rate increases in group business and higher average membership. Increases in group membership accounted for most of our increase and were primarily in our Local Large Group business.

   Operating gain increased $25.0 million, or 24%, primarily due to improved underwriting results in Small Group and Local Large Group businesses, exiting the Medicare + Choice market in Connecticut, and higher overall membership. Operating margin decreased 10 basis points primarily due to the relatively lower margins on our Maine business.

   Membership increased 167,000, or 8%, primarily in Local Large Group and BlueCard businesses.

   On January 17, 2002, a subsidiary of Anthem Insurance, Anthem Health Plans of Maine, Inc., signed a stock purchase agreement to purchase the remaining 50% ownership interest in Maine Partners Health Plan, Inc. for an aggregate purchase price of $10.6 million. Subject to the terms and conditions of the agreement, the transaction is expected to close in the first quarter of 2002.

West

   Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. The following table presents our West segment's summarized results of operations for the years ended December 31, 2001 and 2000:

                                       2001    2000   % Change
                                      ------  ------  --------
                                          ($ in Millions)
                 Operating Revenue... $774.4  $622.4     24%
                 Operating Gain...... $ 20.1  $  2.5    704%
                 Operating Margin....    2.6%    0.4%   220 bp
                 Membership (in 000s)    769     595     29%

   Operating revenue increased $152.0 million, or 24%, primarily due to higher premium rates designed to bring our pricing in line with cost of care and higher membership in National and both Local Large Group and Small Group businesses.

   Operating gain increased $17.6 million, to $20.1 million in 2001, primarily due to improved underwriting performance as a result of premium rate increases exceeding cost of care increases and higher average membership, particularly in our Local Large Group business. This improvement in our operating gain resulted in a 220 basis point increase in operating margin to 2.6% in 2001.

   Membership increased 174,000, or 29%, to 769,000, due to increased BlueCard activity and higher sales in Local Large Group and Small Group businesses. We exited the Medicare + Choice market in Colorado effective January 1, 2002. At December 31, 2001, our Medicare + Choice membership in Colorado was approximately 6,000. We expect no material effect on operating results from exiting this market.

   We entered into an agreement with Sloan's Lake HMO in Colorado for the conversion of Sloan's Lake HMO business effective January 1, 2001. The terms of the agreement include payment to Sloan's Lake for each member selecting our product at the group's renewal date and continuing as our member for a minimum of nine months. Through December 31, 2001, we added approximately 35,000 members from Sloan's Lake.

Specialty

   Our Specialty segment includes our group life and disability, pharmacy benefit management, dental and vision administration services, and third party occupational health services. The following table presents our Specialty segment's summarized results of operations for the years ended December 31, 2001 and 2000:

                                      2001    2000   % Change
                                     ------  ------  --------
                                         ($ in Millions)
                   Operating Revenue $396.1  $332.3     19%
                   Operating Gain... $ 32.9  $ 24.9     32%
                   Operating Margin.    8.3%    7.5%  80 bp

   Operating revenue increased $63.8 million, or 19%, primarily due to higher revenue at APM. APM's operating revenue grew primarily due to increased mail order prescription volume and the implementation of APM's pharmacy benefit programs beginning in 2001 by BCBS-CO/NV and BCBS-ME, and in late 2000 by BCBS-NH. Mail service membership increased 28%, while retail service membership decreased 13%. Mail service prescription volume increased 38% and retail prescription volume increased 31%. This growth more than offset the effect of the termination of a special funding arrangement with a large life group on December 31, 2000. Life and disability premiums decreased $28.8 million, or 23%, primarily due to this termination. This group accounted for $35.9 million of life and disability premiums for 2000 and contributed very low margins to our Specialty segment's profitability.

   Operating gain increased $8.0 million, or 32%, primarily due to increased mail order prescription volume at APM. Improved APM results, coupled with the termination of the large life group, resulted in an 80 basis point increase in our operating margin to 8.3%.

Other

   Our Other segment includes various ancillary business units such as AdminaStar Federal, a subsidiary that administers Medicare Parts A and B programs in Indiana, Illinois, Kentucky and Ohio, and Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense's TRICARE program for military families until our TRICARE business was sold on May 31, 2001. Our Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments. The following table presents the summarized results of operations for our Other segment for the years ended December 31, 2001 and 2000:

                                      2001    2000   % Change
                                     ------  ------  --------
                                         ($ in Millions)
                   Operating Revenue $189.5  $206.4    (8)%
                   Operating Loss... $(23.8) $(34.9)    32%

   Operating revenue decreased $16.9 million, or 8%, to $189.5 million in 2001. Excluding intersegment operating revenue eliminations of $214.0 million in 2001 and $151.7 million in 2000, operating revenue increased $42.6 million, or 12%, primarily due to an increase in premiums resulting from the additional risk assumed as of January 1, 2001, by our TRICARE operations before its sale on May 31, 2001.

   Certain corporate expenses are not allocated to our business segments. These unallocated expenses accounted for $33.0 million in 2001 and $39.9 million in 2000, and primarily included such items as unallocated incentive compensation associated with better than expected performance. Excluding unallocated corporate expenses, operating gain was $9.2 million in 2001 versus $5.0 million in 2000.

MEMBERSHIP--YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED
DECEMBER 31, 1999

   Our membership data presented below are unaudited and in certain instances include our estimates of the number of members at the end of the period rounded to the nearest thousand.

   The following table presents membership data by segment, customer type and funding arrangement as of December 31, 2000 and 1999, comparing both total and same-store membership. The membership data presented are unaudited and in certain instances include our estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand. We define same-store membership as our membership at a given year-end in a segment or for a particular customer or funding type, after excluding the impact of members obtained through acquisitions or combinations during such year. As such, we believe that same-store membership data best captures the rate of organic growth of our operations year over year.

Membership

                                               Same          Total    Same Store
                             Total   BCBS-ME   Store Total ---------  -----------
                             2000  Acquisition 2000  1999  Change %   Change  %
                             ----- ----------- ----- ----- ------ --  ------ ----
                                                (In Thousands)
Segment
   Midwest.................. 4,582      --     4,582 4,382   200   5%  200    5%
   East..................... 2,093     487     1,606 1,397   696  50   209   15
   West.....................   595      --       595   486   109  22   109   22
                             -----     ---     ----- ----- -----  --   ---   ----
       Total................ 7,270     487     6,783 6,265 1,005  16%  518    8%
                             =====     ===     ===== ===== =====  ==   ===   ====
Customer Type
   Local Large Group........ 2,634     278     2,356 2,249   385  17%  107    5%
   Small Group..............   775      62       713   637   138  22    76   12
   Individual...............   650      84       566   586    64  11   (20)   (3)
   National accounts (1).... 2,468      32     2,436 2,106   362  17   330   16
   Medicare + Choice........   106      --       106    96    10  10    10   10
   Federal Employee Program.   407      31       376   362    45  12    14    4
   Medicaid.................   102      --       102   100     2   2     2    2
                             -----     ---     ----- ----- -----  --   ---   ----
   Total without TRICARE.... 7,142     487     6,655 6,136 1,006  16   519    8
   TRICARE..................   128      --       128   129    (1) (1)   (1)   (1)
                             -----     ---     ----- ----- -----  --   ---   ----
       Total................ 7,270     487     6,783 6,265 1,005  16%  518    8%
                             =====     ===     ===== ===== =====  ==   ===   ====
Funding Type
   Fully insured............ 3,789     360     3,429 3,354   435  13%   75    2%
   Self-funded.............. 3,481     127     3,354 2,911   570  20   443   15
                             -----     ---     ----- ----- -----  --   ---   ----
       Total................ 7,270     487     6,783 6,265 1,005  16%  518    8%
                             =====     ===     ===== ===== =====  ==   ===   ====

--------
(1) Includes BlueCard members of 1,320 as of December 31, 2000, and 974 as of December 31, 1999.

   Same-store membership increased 518,000, or 8%, from 1999 to 2000, primarily due to growth in National business, including a significant increase in enrollment in BlueCard programs. The 76,000, or 12%, growth in Small Group business in 2000 reflects our initiatives to increase Small Group membership, including revised commission structures, product offerings, brand promotion and enhanced relationships with our brokers.

   Medicare + Choice membership increased mostly due to growth in Ohio, where many competitors have left the market and we are one of the few remaining companies offering this product. We decided to remain in selected markets for Medicare + Choice in Ohio because we believe that with a critical mass of membership in those markets we can achieve satisfactory results. We withdrew from the Medicare + Choice program in Connecticut effective January 1, 2001, due to losses in this line of business. At December 31, 2000, membership in the Medicare + Choice program in Connecticut was 18,000.

   Individual membership dropped primarily due to a reduction in Medicare Supplement business in our Midwest region. This block of business, which has traditionally generated high profit margins, is shrinking due to terminations of grandfathered policies, primarily mortality related, exceeding new sales. Effective on January 1, 1992, the Center for Medicare and Medicaid Services, or CMS, then known as the Health Care Financing Administration, or HCFA, required that new sales of Medicare Supplement coverages be sold in the form of one of 10 standardized policies, while persons with existing Medicare Supplement coverages could retain their existing Medicare Supplement products, which generally had higher profit margins than the new products. Since that time, our Medicare Supplement membership has, through terminations of grandfathered policies and sales of new policies, reached the point where at December 31, 2000, approximately 50% of our Medicare Supplement membership in the Midwest was in the old plans and 50% in the new plans. During 2001, we introduced a line of competitive Medicare Supplement policies in the Midwest to improve the growth of this business and we modified the premium rate structures to improve the attractiveness of these products in the marketplace.

   Self-funded membership increased in 2000 primarily due to the increase in BlueCard membership, while fully insured membership grew primarily as a result of the growth in our Small Group membership sales.

   Our Midwest membership grew in 2000 primarily from the growth in BlueCard membership discussed above, Local Large Group and National accounts sales. Our East membership grew primarily due to increased sales of Small Group and growth in BlueCard. Small Group sales in our East segment increased primarily due to the withdrawal of two of our largest competitors from the New Hampshire market. Our West membership growth was primarily due to higher BlueCard membership.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

   The following table presents our consolidated results of operations for the years ended December 31, 2000 and 1999:

                                                                                          Change
                                                                                    ------------------
                                                                 2000       1999       $           %
                                                               ---------  --------  --------    --------
                                                                           ($ in Millions)
Operating revenue and premium equivalents (1)................. $11,800.1  $8,691.6  $3,108.5      36%
                                                               =========  ========  ========    ========
Premiums...................................................... $ 7,737.3  $5,418.5  $2,318.8      43%
Administrative fees...........................................     755.6     611.1     144.5      24
Other revenue.................................................      50.6      51.0      (0.4)     (1)
                                                               ---------  --------  --------    --------
   Total operating revenue....................................   8,543.5   6,080.6   2,462.9      41
Benefit expense...............................................   6,551.0   4,582.7   1,968.3      43
Administrative expense........................................   1,808.4   1,469.4     339.0      23
                                                               ---------  --------  --------    --------
   Total operating expense....................................   8,359.4   6,052.1   2,307.3      38
                                                               ---------  --------  --------    --------
Operating gain................................................     184.1      28.5     155.6     NM
Net investment income.........................................     201.6     152.0      49.6      33
Net realized gains on investments.............................      25.9      37.5     (11.6)    (31)
Interest expense..............................................      54.7      30.4      24.3      80
Amortization of intangibles...................................      27.1      12.7      14.4     113
Endowment of non-profit foundations...........................        --     114.1    (114.1)   (100)
                                                               ---------  --------  --------    --------
Income from continuing operations before taxes and minority
  interest                                                         329.8      60.8     269.0     NM
Income taxes..................................................     102.2      10.2      92.0     NM
Minority interest (credit)....................................       1.6      (0.3)      1.9     NM
                                                               ---------  --------  --------    --------
Income from continuing operations.............................     226.0      50.9     175.1     NM
Discontinued operations, net of income taxes
   Loss on disposal of discontinued operations................        --      (6.0)      6.0     NM
                                                               ---------  --------  --------    --------
Net income.................................................... $   226.0  $   44.9  $  181.1     NM
                                                               =========  ========  ========    ========
Benefit expense ratio.........................................      84.7%     84.6%               10  bp
Administrative expense ratio:
   Calculated using operating revenue.........................      21.2%     24.2%             (300) bp
   Calculated using operating revenue and premium equivalents       15.3%     16.9%             (160) bp
Operating margin..............................................       2.2%      0.5%               170 bp

--------
(1) Self-funded claims included for the year ended December 31, 2000, were $3,256.6 million and for the year ended December 31,1999, were $2,611.0 million.

   Premiums increased by $2,318.8 million, or 43%, to $7,737.3 million in 2000 primarily due to our acquisitions of BCBS-NH and BCBS-CO/NV in the fourth quarter of 1999 and BCBS-ME in June 2000. Excluding these acquisitions, premiums increased by $870.5 million, or 16%, primarily due to premium rate increases and higher membership in our Midwest and East segments. Our Midwest premiums increased $473.8 million, or 13%, while our East premiums increased $353.4 million, or 25%. Midwest premiums increased primarily due to higher membership and premium rate increases in our group accounts (both Local Large Group and Small Group) and higher membership in Medicare + Choice. East premiums increased primarily due to premium rate increases and higher membership in group business, as well as the conversion of the State of Connecticut account to fully insured from self-funded status in mid-1999.

   Administrative fees increased $144.5 million, or 24%, from $611.1 million in 1999 to $755.6 million in 2000, with $135.3 million of this increase resulting from our acquisitions of BCBS-NH, BCBS-CO/NV and BCBS-ME. In July 1999, we sold two non-strategic businesses which had combined 1999 revenues of $12.8 million. Excluding these acquisitions and divestitures, administrative fees increased $20.6 million, or 3%, primarily from membership growth in National account business. Excluding these acquisitions and divestitures, other revenue increased $6.0 million, or 14%, primarily due to Anthem Alliance assuming additional administrative functions under the TRICARE program.

   Benefit expense increased $1,968.3 million, or 43%, in 2000, primarily due to acquisitions. Excluding our acquisitions, benefit expense increased $729.9 million, or 16%, due to increasing cost of care and the effect of higher average membership throughout the year. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio increased 10 basis points from 84.6% in 1999 to 84.7% in 2000 due to our acquisition of BCBS-ME in 2000, which had a higher benefit expense ratio than our other operations. Excluding acquisitions, our benefit expense ratio remained constant at 84.6% in 2000 and 1999.

   Outpatient cost increases in our segments ranged from 15% to 20% in 2000 over 1999. These increases have resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend toward a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness of and demand for diagnostic procedures such as MRIs. In addition, improved medical technology has allowed more complicated medical procedures to be performed on an outpatient basis rather than on an inpatient (hospitalized) basis, increasing both outpatient utilization rates and unit costs.

   Prescription drug cost increases have varied among regions and by product, but generally ranged from 12% to 20% in 2000 over 1999, primarily due to introduction of new, higher cost drugs as well as higher overall utilization as a result of increases in direct-to-consumer advertising by pharmaceutical companies. In response to increasing prescription drug costs, we implemented a three-tiered drug program and expanded the use of formularies for our members.

   Administrative expense increased $339.0 million, or 23%, in 2000, primarily due to our acquisitions of BCBS-NH, BCBS-CO/NV and BCBS-ME. Administrative expense in 1999 included $41.9 million resulting from our settlement with the Office of Inspector General, or OIG, Health and Human Services to resolve an investigation into alleged misconduct in the Medicare fiscal intermediary operations in Connecticut during periods preceding Blue Cross and Blue Shield of Connecticut's, or BCBS-CT's, merger with Anthem. Excluding acquisitions and the effect of the OIG settlement, administrative expense increased $75.6 million, or 5%, primarily due to higher commissions and premium taxes, which vary with premium and higher incentive compensation costs. Additionally, in December 2000, we made a $20.0 million contribution to Anthem Foundation, Inc., which is a charitable and educational not-for-profit corporation. Excluding these costs, administrative expense would have been down slightly in 2000 due to productivity improvements resulting from our ongoing efforts to identify and implement more efficient processes in our customer service and claims operations.

   Our administrative expense ratio decreased 160 basis points primarily due to operating revenues increasing faster than administrative expense. Excluding acquisitions and the effect of the OIG settlement, our administrative expense ratio would have decreased 120 basis points.

   Net investment income increased $49.6 million, or 33%, primarily due to higher rates of investment returns earned on our fixed income portfolio and higher portfolio balances. The higher portfolio balances included net cash resulting from acquisitions, net proceeds of $295.9 million from our surplus note issuance in January 2000, as well as cash generated from operations and from improved balance sheet management, such as quicker collection of receivables and sales of non-core assets. Excluding acquisitions, net investment income increased $24.9 million, or 17%.

   Net realized capital gains decreased $11.6 million, or 31%, in 2000. Included in net realized capital gains in 1999 are capital losses of $20.5 million related to our sale of several non-core businesses. Excluding the effect of the capital losses on dispositions, net realized capital gains decreased $32.1 million, or 55%, primarily due to lower turnover in our portfolio resulting in fewer capital gains. Net realized capital gains from sale of equities decreased 37% to $43.5 million in 2000 from $69.3 million in 1999. Net realized capital losses from sale of fixed income securities increased 56% to a $17.6 million loss in 2000 from a $11.3 million loss in 1999. Net gains or losses on investments are influenced by market conditions when we sell an investment, and will vary from year to year as sales of investments are determined by our cash flow needs, as well as our portfolio allocation decisions.

   Interest expense increased $24.3 million, or 80%, primarily reflecting increased net borrowings following our private placement of $300.0 million principal amount of surplus notes in January 2000. The proceeds of those surplus notes were used to retire short-term borrowings which had been incurred to finance our purchases of BCBS-NH and BCBS-CO/NV in late 1999 and to bolster liquidity as a part of our Year 2000 readiness effort.

   Amortization of intangibles increased $14.4 million, or 113%, primarily due to amortization of goodwill associated with our acquisitions of BCBS-NH, BCBS-CO/NV and BCBS-ME.

   The payment to non-profit foundations of $114.1 million in 1999 represented our settlement of charitable asset claims brought by the Attorneys General of the states of Ohio, Kentucky and Connecticut.

   Income before taxes and minority interest increased $269.0 million as a result of improvement in our operating results in all business segments, partially offset by the non-recurring endowment of non-profit foundations during 1999.

   Income tax expense increased $92.0 million due to higher income before taxes. Our effective income tax rate in 2000 was 31.0% and in 1999 was 16.7%. These rates were lower than the statutory effective tax rate in both periods primarily as a result of changes in our deferred tax valuation allowance.

   Excluding the after-tax effect of payments to non-profit foundations in 1999, net income increased $109.3 million, or 94%, primarily due to our improvement in operating results, acquisitions and higher investment income.

Midwest

   Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents our Midwest segment's summarized results of operations for the years ended December 31, 2000 and 1999:

                                      2000      1999    % Change
                                    --------  --------  --------
                                          ($ in Millions)
               Operating Revenue... $4,460.5  $3,975.5     12%
               Operating Gain...... $   87.8  $   36.4    141%
               Operating Margin....      2.0%      0.9%   110 bp
               Membership (in 000s)    4,582     4,382      5%

   Operating revenue increased $485.0 million, or 12%, in 2000 primarily due to premium rate increases in group (both Local Large Group and Small Group) and Medicare + Choice businesses, and the effect of higher average membership throughout the year. Medicare + Choice premium rates increased due to both the aging of our insured Medicare + Choice population in 2000 and a 3% rate increase from CMS at the beginning of 2000. We receive higher premiums from CMS as our Medicare + Choice population ages. Medicare + Choice membership increased 28% due to reduced competition in the Ohio marketplace as a result of competitors discontinuing their participation in the Medicare + Choice product.

   Operating gain increased $51.4 million, or 141%, resulting in an operating margin of 2.0%, a 110 basis point improvement from the year ended December 31, 1999. Operating gain increased primarily due to our growth in premiums and improved underwriting results.

   Membership increased 5% to 4.6 million members, primarily due to growth in our National, BlueCard and Local Large Group businesses.

East

   Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents our East segment's summarized results of operations for the years ended December 31, 2000 and 1999. BCBS-NH is included from its October 27, 1999, acquisition date and BCBS-ME is included from its acquisition date of June 5, 2000.

                                      2000      1999     % Change
                                    --------  --------   --------
                                           ($ in Millions)
              Operating Revenue.... $2,921.9  $1,598.9      83%
              Operating Gain (Loss) $  103.8  $   (0.9)     NM
              Operating Margin.....      3.6%     (0.1)%   370 bp
              Membership (in 000s).    2,093     1,397      50%

   Operating revenue increased $1,323.0 million, or 83%, primarily due to an increase in premiums, resulting from our acquisitions of BCBS-NH in October 1999 and BCBS-ME in June 2000 and the conversion of the State of Connecticut account from self-funded to fully insured status in July 1999. Due to the State of Connecticut's conversion, 2000 included a full year of premiums versus six months of premiums (July through December) in 1999. For the first six months of 1999, we recorded administrative fee income for the State of Connecticut account. Excluding the effect of acquisitions and the conversion of the State of Connecticut account, premiums increased $155.7 million, or 12%, in 2000 due to premium rate increases in our group business and higher average membership.

   Operating gain increased $104.7 million and our operating margin increased 370 basis points as the effect of disciplined pricing, expense control and membership growth all contributed to the improvement in operating earnings. Additionally, administrative expense in 1999 included $41.9 million resulting from our settlement with the OIG, Health and Human Services to resolve an investigation into alleged misconduct in the Medicare fiscal intermediary operations in Connecticut during periods preceding BCBS-CT's merger with Anthem.

   Membership increased 50% to 2.1 million in 2000 primarily due to our acquisition of BCBS-ME and growth in both our Local Large Group and Small Group and our National businesses. Excluding our acquisition of BCBS-ME, membership grew 15%.

West

   Our West segment is comprised of health benefit and related business for members in Colorado and Nevada, and it was established following our acquisition of BCBS-CO/NV on November 16, 1999. Results of this segment have been included in our consolidated results from that date forward. Accordingly, our 1999 results include approximately one and one-half months of activity, while our 2000 results include 12 months of activity. The following table presents our West segment's summarized results of operations for the years ended December 31, 2000 and 1999:

                                        2000   1999    % Change
                                       ------  -----   --------
                                           ($ in Millions)
                 Operating Revenue.... $622.4  $72.7      NM
                 Operating Gain (Loss) $  2.5  $(3.5)     NM
                 Operating Margin.....    0.4%  (4.8)%   520 bp
                 Membership (in 000s).    595    486      22%

   Operating results in our West segment improved in 2000, primarily due to reduced administrative expense as a result of integration savings and cost reduction programs as well as higher membership. These cost reduction programs included reduced staffing levels and improved productivity in customer service and claims operations.

   Our membership increased 22% due to higher sales and better retention of business, which was the result of improved customer service and a more comprehensive product portfolio.

Specialty

   Our Specialty segment includes our group life and disability, pharmacy benefit management, dental and vision administration services and third party occupational health services operations. The following table presents our Specialty segment's summarized results of operations for the years ended December 31, 2000 and 1999:

                                      2000    1999   % Change
                                     ------  ------  --------
                                         ($ in Millions)
                   Operating Revenue $332.3  $249.1     33%
                   Operating Gain... $ 24.9  $ 16.2     54%
                   Operating Margin.    7.5%    6.5%   100 bp

   Operating revenue increased $83.2 million, or 33%, primarily due to an increase in life and disability premiums resulting from our acquisition of Rocky Mountain Life, or RML, an affiliate of BCBS-CO/NV, higher life sales in our Midwest region and increased administrative fees due to our acquisitions of Occupational Healthcare Management Services, Inc., a worker's compensation third party administration company, and Health Management Systems, Inc., a dental benefits third party administration company, both subsidiaries of BCBS-CO/NV. Additionally, other revenue increased primarily from APM. In 2000, APM began to provide pharmacy benefit management services to both BCBS-NH and Anthem Alliance. APM's revenues also increased due to higher mail and retail prescription volumes in line with increased membership and utilization. Mail service membership increased 26% while retail service membership increased 80%. Mail service prescription volume increased 15% and retail prescription volume increased 39%.

   Operating gain increased $8.7 million, or 54%, while operating margin increased 100 basis points to 7.5% in 2000, primarily due to improved underwriting results from our life and disability products and from increased APM volume, following its introduction as the pharmacy benefit manager for recently acquired membership.

Other

   Our Other segment includes various ancillary business units such as AdminaStar Federal, a subsidiary that administers Medicare Parts A and B programs in Indiana, Illinois, Kentucky and Ohio, and Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense's TRICARE program for military families. We sold the TRICARE business on May 31, 2001. Our Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments. The following table presents the summarized results of operations for our Other segment for the years ended December 31, 2000 and 1999:

                                      2000    1999   % Change
                                     ------  ------  --------
                                         ($ in Millions)
                   Operating Revenue $206.4  $184.4     12%
                   Operating Loss... $(34.9) $(19.7)    NM

   Operating revenue increased $22.0 million, or 12%, from 1999. Excluding intersegment operating revenue eliminations of $151.7 million in 2000 and $111.2 million in 1999, operating revenue increased $62.5 million, or 21%, primarily due to higher premiums at Anthem Alliance. These amounts were received in connection with our global settlement related to a series of bid price adjustments, requests for equitable adjustments and change orders filed during the past two years with the Department of Defense under our TRICARE program.

   Certain corporate expenses are not allocated to our business segments. These unallocated expenses accounted for $39.9 million in 2000 and $26.7 million in 1999, and primarily included such items as unallocated incentive compensation and other corporate expenses. Excluding unallocated corporate expenses, operating gain was $5.0 million in 2000, $2.0 million, or 29%, less than in 1999. Most of the decrease was due to higher non-reimbursable administrative expense at AdminaStar Federal.

INCOME TAXES

   Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between financial reporting and tax reporting. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion may be unrealized. See Note 13 to our audited consolidated financial statements for additional information.

   We believe a net deferred tax liability of $63.6 million properly reflects our net future tax obligation as of December 31, 2001. This net deferred tax liability is comprised of a gross tax asset of $467.1 million, less a valuation allowance of $250.4 million and a deferred tax liability of $280.3 million. We believe that our valuation allowance is sufficient and at each quarterly financial reporting date, we evaluate each of our gross deferred tax assets based on each of the five key elements that follow:

  .  the types of temporary differences making up our gross deferred tax asset;

  .  the anticipated reversal periods of those temporary differences;

  . the amount of taxes paid in prior periods and available for a carry-back claim;

  .  the forecasted near term future taxable income; and

  . any significant other issues impacting the likely realization of the benefit of the temporary differences.

   As an entity taxed under Internal Revenue Code Section 833, at December 31, 2001, we have tax temporary differences of approximately $199.7 million for net operating loss carry-forwards and alternative minimum tax and other credits. Due to uncertainty of the realization of these deferred tax assets, we have provided a valuation allowance included above of $188.3 million for these amounts. This amount is part of the total valuation allowance of $250.4 million at December 31, 2001.

   Further, because of challenges including industry-wide issues regarding both the timing and the amount of deductions, we have recorded reserves for probable exposure. To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate in any given period could be materially impacted. In addition, the Internal Revenue Service is currently examining two of our five open tax years.

LIABILITY FOR UNPAID LIFE, ACCIDENT AND HEALTH CLAIMS

   The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. We establish liabilities for pending claims and claims incurred but not reported. We determine the amount of this liability for each of our business segments by following a detailed process that entails using both historical claim payment patterns as well as emerging medical cost trends to project claim liabilities. We also look back to assess how our prior year's estimates developed and to the extent appropriate, incorporate those findings in our current year projections. Since the average life of a claim is just a few months, current medical cost trends and utilization patterns are very important in establishing this liability.

   In addition, the liability for unpaid life, accident and health claims includes reserves for premium deficiency losses which we recognize when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiency losses, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

GOODWILL AND OTHER INTANGIBLE ASSETS--FAS 141 AND FAS 142

   Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. FAS 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We adopted FAS 142 on January 1, 2002, and we do not expect to record an impairment charge upon adoption. See Note 1 to our audited consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

   Our cash receipts consist primarily of premiums and administrative fees, investment income and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from policyholder benefit payments, administrative expenses and taxes. We also use cash for purchases of investment securities, capital expenditures and acquisitions. Cash outflows can fluctuate because of uncertainties regarding the amount and timing of settlement of our liabilities for benefit claims and the timing of payments of operating expenses. Our investment strategy is to make prudent investments, consistent with insurance statutes and other regulatory requirements, with the principle of preserving our asset base. Cash inflows could be adversely impacted by general business conditions including health care costs increasing more than premium rates, our ability to maintain favorable provider agreements, reduction in enrollment, changes in federal and state regulation, litigation risks and competition. We believe that cash flow from operations, together with the investment portfolio, will continue to provide sufficient liquidity to meet general operations needs, special needs arising from changes in financial position and changes in financial markets. We also have lines of credit totaling $935.0 million and a $300.0 million commercial paper program to provide additional liquidity. We have made no borrowings under these facilities. Total borrowings under these facilities cannot exceed $935.0 million because borrowing under either facility reduces availability under the other facility.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Net cash flow provided by operating activities was $654.6 million for the year ended December 31, 2001, and $684.5 million for the year ended December 31, 2000, a decrease of $29.9 million, or 4%. In both 2001 and 2000, net cash flow provided by operating activities was impacted by better balance sheet management resulting from the conversion of certain operating assets, such as receivables and investments in non-strategic assets, to cash. As the continuing focus on balance sheet management in order to maximize invested assets began in early 2000, our cash flow provided by operating activities in 2000 is unusually high.

   Net cash used in investing activities was $498.1 million for the year ended December 31, 2001, and $761.1 million for the year ended December 31, 2000, a decrease of $263.0 million, or 35%. This decrease was due primarily to our having directed our investment managers to maintain greater liquidity at December 31, 2001, than at December 31, 2000. In part this liquidity will be necessary to fund the purchase of BCBS-KS, pending the outcome of the appeal of the Kansas Insurance Commissioner's decision (see Note 21 to our audited consolidated financial statements). In 2001 we received cash for the sale of our TRICARE operations, while in 2000 we used additional cash to purchase BCBS-ME.

   Net cash provided by financing activities was $46.6 million for the year ended December 31, 2001, and $75.5 million for the year ended December 31, 2000, a decrease of $28.9 million, or 38%. Our 2000 financing activities consisted of $295.9 million net proceeds received from the issuance of $300.0 million of surplus notes on a discounted basis less $220.4 million repayment of bank debt.

   On November 2, 2001, Anthem Insurance Companies, Inc., or Anthem Insurance, converted from a mutual insurance company to a stock insurance company in a process called demutualization. On the date of the demutualization, all membership interests in Anthem Insurance were extinguished and the eligible statutory members of Anthem Insurance were entitled to receive consideration in the form of Anthem Inc.'s, or Anthem's, common stock or cash, as provided in the demutualization.

   The demutualization required an initial public offering of common stock and provided for other capital raising transactions on the effective date of the demutualization. On November 2, 2001, Anthem completed an initial public offering of 55.2 million shares of common stock at an initial public offering price of $36.00 per share. The shares issued in the initial public offering are in addition to 48.1 million shares of common stock which were distributed to eligible statutory members in the demutualization. This number may ultimately vary when all distribution issues are finalized.

   Concurrent with our initial public offering of common stock, we issued 4.6 million 6.00% Equity Security Units. Each Unit contains a purchase contract under which the holder agrees to purchase, for $50.00, shares of common stock of Anthem on November 15, 2004, and a 5.95% subordinated debenture. The number of shares to be purchased will be determined based on the average trading price of Anthem common stock at the time of settlement. In addition, we will make quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of $50.00 per purchase contract, subject to our rights to defer these payments.

   After an underwriting discount and other offering expenses, net proceeds from our common stock offering were approximately $1,890.4 million (excluding demutualization expenses of $27.6 million). After underwriting discount and expenses, net proceeds from our Units offering were approximately $219.8 million. In December 2001, proceeds from our common stock and Units offerings in the amount of $2,063.6 million were used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of common stock in our demutualization.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net cash flow provided by operating activities was $684.5 million in 2000 and $219.8 million in 1999, an increase of $464.7 million, or 211%. Significant growth occurred in the amount of net income, increased depreciation and amortization expense related to acquisitions, amortization of a new claims and administration system in our Midwest region and better balance sheet management resulting from our conversion of certain operating assets, such as receivables and investments in non-strategic assets, to cash. These activities contributed $256.4 million of additional operating cash in 2000. The year 1999 included the following non-recurring disbursements of $156.0 million: payments for the settlement of charitable asset claims in the states of Ohio, Kentucky and Connecticut and the settlement with the OIG, Health and Human Services, with respect to BCBS-CT.

   Net cash used in investing activities was $761.1 million in 2000 and $356.8 million in 1999, an increase of $404.3 million, or 113%, primarily from our increased operating cash flow in 2000. Additionally, the net cash we paid to acquire BCBS-ME and other purchase price adjustments paid with respect to prior acquisitions in 2000 resulted in a decrease of approximately $161.7 million in cash used for investing activities, as compared to 1999 when we purchased BCBS-NH and BCBS-CO/NV.

   Net cash provided by financing activities was $75.5 million in 2000 and $220.1 million in 1999, a decrease of $144.6 million or 66%. The cash provided in 2000 was the net proceeds received from our issuance of $295.9 million of surplus notes on a discounted basis less $220.4 million repayment of bank debt.

Future Liquidity

   Additional future liquidity needs may include acquisitions, operating expenses, common stock repurchases and capital contributions to our subsidiaries and will include interest and contract fee payments on our Units. We anticipate that we will purchase BCBS-KS with cash flow from current operations, pending the outcome of the appeal of the Kansas Insurance Commissioner's decision (see Note 21 to our audited consolidated financial statements). We plan to utilize all or any combination of the following to fund our liquidity needs: cash flow from operations, our investment portfolio, new borrowings under our credit facilities, and future equity and debt offerings. Our source of liquidity would be determined at the time of need, based on market conditions at that time. For additional information on our future debt and lease commitments, see Notes 6 and 15 to our audited consolidated financial statements.

Investment Portfolio

   Our investment portfolio is carried at fair value. As a result, we evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. If any declines are determined to be other than temporary, we charge the losses to income. At December 31, 2001, we had gross unrealized gains of $90.4 million and gross unrealized losses of $18.4 million, none of which were deemed to be other than temporary.

Dividends from Subsidiaries

   The ability of our licensed insurance company subsidiaries to pay dividends to their parent companies is limited by regulations in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater or lesser (depending on state statute) of the prior year's statutory net income or 10% of statutory surplus. Dividends in excess of this amount are classified as extraordinary and require prior approval of the respective departments of insurance. Further, an insurance company may not pay a dividend unless, after such payment, its surplus is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, as determined by the department of insurance.

   In connection with our acquisitions of BCBS-ME and BCBS-NH, further limitations were imposed on their ability to pay dividends. Until June 2005, BCBS-ME may not declare any dividend without the prior approval of the Department of Insurance of Maine. BCBS-NH could not pay any dividends for as long as it continued to use certain favorable statutory accounting practices permitted by the New Hampshire Department of Insurance before our acquisition. Such practices permitted by the New Hampshire Department of Insurance had no effect on our consolidated financial statements. The application of these permitted statutory accounting practices have been discontinued subsequent to December 31, 2001. The maximum dividend payable to Anthem Insurance from its licensed insurance company subsidiaries without prior approval in 2001 was approximately $163.0 million. The dividends paid by such regulated subsidiaries in 2001 to Anthem Insurance were $368.1 million, which includes some extraordinary dividends. The amount of dividends planned to be paid by Anthem Insurance to Anthem in 2002 is $400.0 million. Pending approval of the Indiana Department of Insurance, this 2002 dividend is expected to be paid by the end of the first quarter of 2002, and will be classified as an ordinary dividend.

Credit Facilities and Commercial Paper

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities totaling $800.0 million. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under the facilities. Borrowings under these facilities bear interest at rates, as defined in the agreements, which generally provide for three different interest rate alternatives. One facility, which provides for borrowings of up to $400.0 million, expires as of November 5, 2006. The other facility, which provides for borrowings of up to $400.0 million, expires as of November 4, 2002. Any amount outstanding under this facility as of November 4, 2002 (other than amounts which bear interest rates determined by a competitive bid process) may be converted into a one-year term loan at the option of Anthem and Anthem Insurance. Each credit agreement requires Anthem to maintain certain financial ratios and contains minimal restrictive covenants. Availability under these facilities is reduced by the amount of any commercial paper outstanding. Upon execution of these facilities, Anthem Insurance terminated its prior $300.0 million unsecured revolving facility. No amounts were outstanding under the current or prior facilities as of December 31, 2001 or 2000 or during the years then ended. During February, 2002, Anthem and Anthem Insurance entered into two new agreements allowing aggregate additional borrowings of $135.0 million.

   In addition to the revolving credit facilities described above, Anthem Insurance currently has a $300.0 million commercial paper program available for general corporate purposes. Commercial paper notes are short term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. Availability under the commercial paper program is reduced by the amount of any borrowings outstanding under our revolving credit agreements. There were no commercial paper notes outstanding at December 31, 2001 or 2000.

Stock Repurchase Program

   Our Board of Directors approved a common stock repurchase program under which our management has been authorized to purchase up to $400.0 million worth of shares from time to time, subject to business and market conditions. Shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. During 2002, shares outstanding may be affected by share repurchases.

Risk-Based Capital

   Our subsidiaries' states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. The RBC Model Act sets forth the formula for calculating the RBC requirements which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. In general, under these laws, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, as of the end of the previous calendar year.

   Risk-based capital standards will be used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. It also provides an additional standard for minimum capital requirements that companies should meet to avoid being placed in rehabilitation or liquidation.

   Anthem's risk based capital as of December 31, 2001, continues to be substantially in excess of all mandatory RBC thresholds.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on Anthem's financial positions as of December 31, 2001. Actual results could vary significantly from these estimates. Our primary objective is the preservation of the asset base and the maximization of total return given an acceptable level of risk.

   Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk, and market valuation risk for equity holdings.

   The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits of our investment in securities of any individual issuer. Since we are advised immediately of circumstances surrounding credit rating downgrades, we are able to promptly avoid or minimize exposure to losses by selling the subject security. The result is a well-diversified portfolio of fixed income securities, with an average credit rating of approximately double-A. Interest rate risk is defined as the potential for economic losses on fixed-rate securities, due to a change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholder's equity. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. Our investment policy prohibits use of derivatives to manage interest rate risk.

   Our portfolio consists of corporate securities (approximately 36% of the total fixed income portfolio at December 31, 2001) which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed income portfolio. This risk is managed externally by our money managers--through fundamental credit analysis, diversification of issuers and industries, and an average credit rating of the corporate fixed income portfolio of approximately double-A.

   Our equity portfolio is exposed to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation and consumer confidence. These systematic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices, resulting in a diversified equity portfolio.

   All of our current investments are classified as available-for-sale. As of December 31, 2001, approximately 95% of these were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed income portfolio's fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $194.6 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $190.7 million increase in fair value. As of December 31, 2001, no portion of our fixed income portfolio was invested in non-US dollar denominated investments.

   We also maintain a diverse portfolio of large capitalization equity securities. An immediate 10% decrease in each equity investment's value, arising from market movement, would result in a fair value decrease of $18.9 million. Alternatively, an immediate 10% increase in each equity investment's value, attributable to the same factor, would result in a fair value increase of $18.9 million. No portion of our equity portfolio was invested in non-US dollar denominated investments as of December 31, 2001. As of December 31, 2001, we held no derivative financial or commodity-based instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 ANTHEM, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 2001, 2000 and 1999

                                   Contents

              Report of Independent Auditors................. 60

              Audited Consolidated Financial Statements:
              Consolidated Balance Sheets.................... 61
              Consolidated Statements of Income.............. 62
              Consolidated Statements of Shareholders' Equity 63
              Consolidated Statements of Cash Flows.......... 64
              Notes to Consolidated Financial Statements..... 65

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Anthem, Inc.

   We have audited the accompanying consolidated balance sheets of Anthem, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthem, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
January 28, 2002
except for Note 21, as to which
the date is February 19, 2002

                                 ANTHEM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31
(In Millions, Except Share Data)                                                  -----------------
                                                                                    2001     2000
                                                                                  -------- --------
Assets
Current assets:
   Investments available-for-sale, at fair value:
     Fixed maturity securities................................................... $3,882.7 $3,048.2
     Equity securities...........................................................    189.1    463.1
                                                                                  -------- --------
                                                                                   4,071.8  3,511.3
   Cash and cash equivalents.....................................................    406.4    203.3
   Premium and self funded receivables...........................................    544.7    510.5
   Reinsurance receivables.......................................................     76.7    105.1
   Other receivables.............................................................    169.1    241.0
   Income tax receivables........................................................      0.4     11.0
   Other current assets..........................................................     30.8     42.1
                                                                                  -------- --------
Total current assets.............................................................  5,299.9  4,624.3

Other noncurrent investments.....................................................     10.8     18.0
Restricted cash and investments..................................................     39.6     89.6
Property and equipment...........................................................    402.3    428.8
Goodwill and other intangible assets.............................................    467.4    498.9
Other noncurrent assets..........................................................     56.6     48.9
                                                                                  -------- --------
Total assets..................................................................... $6,276.6 $5,708.5
                                                                                  ======== ========
Liabilities and shareholders' equity
Liabilities
Current liabilities:
   Policy liabilities:
     Unpaid life, accident and health claims..................................... $1,411.3 $1,411.1
     Future policy benefits......................................................    247.9    240.4
     Other policyholder liabilities..............................................     57.3     72.0
                                                                                  -------- --------
   Total policy liabilities......................................................  1,716.5  1,723.5
   Unearned income...............................................................    320.6    260.2
   Accounts payable and accrued expenses.........................................    331.0    303.7
   Bank overdrafts...............................................................    310.7    250.5
   Income taxes payable..........................................................     52.4     22.6
   Other current liabilities.....................................................    231.4    237.5
                                                                                  -------- --------
Total current liabilities........................................................  2,962.6  2,798.0
Long term debt, less current portion.............................................    818.0    597.5
Retirement benefits..............................................................     96.1    175.1
Other noncurrent liabilities.....................................................    339.9    218.1
                                                                                  -------- --------
Total liabilities................................................................  4,216.6  3,788.7

Shareholders' equity
Preferred stock, without par value, shares authorized--100,000,000; shares
 issued and outstanding--none....................................................       --       --
Common stock, par value $0.01, shares authorized--900,000,000; shares issued
 and outstanding: 2001, 103,295,675; 2000, none..................................      1.1       --
Additional paid in capital.......................................................  1,960.8       --
Retained earnings................................................................     55.7  1,848.6
Accumulated other comprehensive income...........................................     42.4     71.2
                                                                                  -------- --------
Total shareholders' equity.......................................................  2,060.0  1,919.8
                                                                                  -------- --------
Total liabilities and shareholders' equity....................................... $6,276.6 $5,708.5
                                                                                  ======== ========

See accompanying notes.

                                 ANTHEM, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year ended December 31
(In Millions, Except Per Share Data)                                         ----------------------------
                                                                               2001       2000     1999
                                                                             ---------  -------- --------
Revenues
Premiums.................................................................... $ 9,244.8  $7,737.3 $5,418.5
Administrative fees.........................................................     817.3     755.6    611.1
Other revenue...............................................................      58.2      50.6     51.0
                                                                             ---------  -------- --------
   Total operating revenue..................................................  10,120.3   8,543.5  6,080.6
Net investment income.......................................................     238.6     201.6    152.0
Net realized gains on investments...........................................      60.8      25.9     37.5
Gain on sale of subsidiary operations.......................................      25.0        --       --
                                                                             ---------  -------- --------
                                                                              10,444.7   8,771.0  6,270.1
                                                                             ---------  -------- --------
Expenses
Benefit expense.............................................................   7,814.7   6,551.0  4,582.7
Administrative expense......................................................   1,986.1   1,808.4  1,469.4
Interest expense............................................................      60.2      54.7     30.4
Amortization of goodwill and other intangible assets........................      31.5      27.1     12.7
Endowment of non-profit foundations.........................................        --        --    114.1
Demutualization expenses....................................................      27.6        --       --
                                                                             ---------  -------- --------
                                                                               9,920.1   8,441.2  6,209.3
                                                                             ---------  -------- --------
Income from continuing operations before income taxes and minority
  interest..................................................................     524.6     329.8     60.8

Income taxes................................................................     183.4     102.2     10.2
Minority interest (credit)..................................................      (1.0)      1.6     (0.3)
                                                                             ---------  -------- --------
Income from continuing operations...........................................     342.2     226.0     50.9

Discontinued operations, net of income taxes
Loss on disposal of discontinued operations.................................        --        --     (6.0)
                                                                             ---------  -------- --------
Net income.................................................................. $   342.2  $  226.0 $   44.9
                                                                             =========  ======== ========
Pro forma basic earnings per share:
   Income from continuing operations........................................ $    3.31  $   2.19 $   0.49
   Discontinued operations..................................................        --        --    (0.06)
                                                                             ---------  -------- --------
   Net income............................................................... $    3.31  $   2.19 $   0.43
                                                                             =========  ======== ========
Pro forma diluted earnings per share:
   Income from continuing operations........................................ $    3.30  $   2.18 $   0.49
   Discontinued operations..................................................        --        --    (0.06)
                                                                             ---------  -------- --------
   Net income............................................................... $    3.30  $   2.18 $   0.43
                                                                             =========  ======== ========
Net income for the period from November 2, 2001 (date of demutualization
  and initial public offering) to December 31, 2001......................... $    55.7
                                                                             =========
Basic and diluted net income per share for the period from November 2,
  2001 (date of demutualization and initial public offering) to December 31,
  2001...................................................................... $    0.54
                                                                             =========

See accompanying notes.

                                 ANTHEM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock                           Accumulated
                                    ------------------ Additional                Other         Total
                                     Number of   Par    Paid in   Retained   Comprehensive Shareholders'
                                      Shares    Value   Capital   Earnings      Income      Equity (1)
(In Millions, Except Share Data)    ----------- ------ ---------- ---------  ------------- -------------
Balance at December 31, 1998.......          -- $   --  $     --  $ 1,577.7     $124.8       $ 1,702.5
Net income.........................          --     --        --       44.9         --            44.9
Change in net unrealized gains
  (losses) on investments..........          --     --        --         --      (88.5)          (88.5)
Change in additional minimum
  pension liability................          --     --        --         --        2.0             2.0
                                                                                             ---------
Comprehensive loss.................                                                              (41.6)
                                    ----------- ------  --------  ---------     ------       ---------
Balance at December 31, 1999.......          --     --        --    1,622.6       38.3         1,660.9

Net income.........................          --     --        --      226.0         --           226.0
Change in net unrealized gains on
  investments......................          --     --        --         --       36.8            36.8
Change in additional minimum
  pension liability................          --     --        --         --       (3.9)           (3.9)
                                                                                             ---------
Comprehensive income...............                                                              258.9
                                    ----------- ------  --------  ---------     ------       ---------
Balance at December 31, 2000.......          --     --        --    1,848.6       71.2         1,919.8

Net income before the date of
  demutualization and initial
  public offering..................          --     --        --      286.5         --           286.5
Net income after the date of
  demutualization and initial
  public offering..................          --     --        --       55.7         --            55.7
Change in net unrealized gains
  (losses) on investments..........          --     --        --         --      (29.3)          (29.3)
Change in additional minimum
  pension liability................          --     --        --         --        0.5             0.5
                                                                                             ---------
Comprehensive income...............                                                              313.4
Initial public offering of common
  stock............................  55,200,000    0.6   1,889.8         --         --         1,890.4
Common stock issued in the
  demutualization..................  48,095,675    0.5      71.0      (71.5)        --              --
Cash payments to eligible statutory
  members in lieu of stock.........          --     --        --   (2,063.6)        --        (2,063.6)
                                    ----------- ------  --------  ---------     ------       ---------
Balance at December 31, 2001....... 103,295,675 $  1.1  $1,960.8  $    55.7     $ 42.4       $ 2,060.0
                                    =========== ======  ========  =========     ======       =========

--------
(1)--Prior year amounts represent "Policyholders' surplus" prior to demutualization.

See accompanying notes.

                                 ANTHEM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31
                                                                            -------------------------------
                                                                              2001            2000            1999
(In Millions)                                                               ---------       ---------       ---------
Operating activities
Net income................................................................. $   342.2       $   226.0       $    44.9
Adjustments to reconcile net income to net cash provided by operating activities:
   Net realized gains on investments.......................................     (60.8)          (25.9)          (37.5)
   Gain on sale of subsidiary operations...................................     (25.0)             --              --
   Depreciation, amortization and accretion................................     120.5           102.1            61.8
   Deferred income taxes...................................................      71.4            36.6            23.0
   Loss from discontinued operations.......................................        --              --             6.0
   Loss on sale of assets..................................................       3.1             0.5             0.2
   Changes in operating assets and liabilities, net of effect of purchases and divestitures:
       Restricted cash and investments.....................................       8.1            10.0            (2.1)
       Receivables.........................................................     (28.0)          (70.7)            6.0
       Other assets........................................................     (16.7)           25.3            80.7
       Policy liabilities..................................................     155.7           124.1           105.6
       Unearned income.....................................................      66.7            22.3            15.9
       Accounts payable and accrued expenses...............................      27.8            69.9            (7.5)
       Other liabilities...................................................     (43.7)          119.0           (40.1)
       Income taxes........................................................      38.4            47.5           (20.4)
                                                                            ---------       ---------       ---------
Net cash provided by continuing operations.................................     659.7           686.7           236.5
Net cash used in discontinued operations...................................      (5.1)           (2.2)          (16.7)
                                                                            ---------       ---------       ---------
Cash provided by operating activities......................................     654.6           684.5           219.8

Investing activities
Purchases of investments...................................................  (3,957.3)       (3,544.8)       (2,331.1)
Sales or maturities of investments.........................................   3,484.6         2,925.2         2,308.3
Purchases of subsidiaries, net of cash acquired............................      (4.1)          (85.1)         (246.8)
Sales of subsidiaries, net of cash sold....................................      45.0             5.4             2.3
Proceeds from sale of property and equipment...............................       4.1            11.5             7.2
Purchases of property and equipment........................................     (70.4)          (73.3)          (96.7)
                                                                            ---------       ---------       ---------
Cash used in investing activities..........................................    (498.1)         (761.1)         (356.8)

Financing activities
Proceeds from long term borrowings.........................................        --           295.9           220.1
Payments on long term borrowings...........................................        --          (220.4)             --
Net proceeds from common stock issued in the initial public offering.......   1,890.4              --              --
Net proceeds from issuance of Equity Security Units........................     219.8              --              --
Payments to eligible statutory members in the demutualization..............  (2,063.6)             --              --
                                                                            ---------       ---------       ---------
Cash provided by financing activities......................................      46.6            75.5           220.1
                                                                            ---------       ---------       ---------
Change in cash and cash equivalents........................................     203.1            (1.1)           83.1
Cash and cash equivalents at beginning of year.............................     203.3           204.4           121.3
                                                                            ---------       ---------       ---------
Cash and cash equivalents at end of year................................... $   406.4       $   203.3       $   204.4
                                                                            =========       =========       =========

See accompanying notes.

                                 ANTHEM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001
                   (Dollars in Millions, Except Share Data)

1.  Basis of Presentation and Significant Accounting Policies

   Basis of Presentation: On November 2, 2001, Anthem Insurance Companies, Inc. ("Anthem Insurance") converted from a mutual insurance company to a stock insurance company after completion of required approvals and conditions, as set forth in the Plan of Conversion (the "Conversion"). The demutualization was accounted for as a reorganization using the historical carrying values of the assets and liabilities of Anthem Insurance. Accordingly, immediately following the demutualization and the initial public offering, Anthem Insurance's policyholders' surplus was reclassified to par value of common stock and additional paid in capital. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. ("Anthem").

   The accompanying consolidated financial statements of Anthem and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. Anthem Insurance or its subsidiary insurance companies are licensed in all states and are Blue Cross Blue Shield Association licensees in Indiana, Kentucky, Ohio, Connecticut, Maine, New Hampshire, Colorado and Nevada. Products include health and group life insurance, managed health care, and government health program administration.

   Minority interest represents other shareholders' interests in subsidiaries, which are majority-owned.

   Use of Estimates: Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Investments: All fixed maturity and equity securities are classified as "available-for-sale" securities and are reported at fair value. The Company has determined that all investments in its portfolio are available to support current operations and, accordingly, has classified such investment securities as current assets. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of shareholders' equity unless the decline in value is deemed to be other than temporary, in which case the loss is charged to income.

   Realized gains or losses, determined by specific identification of investments sold, are included in income.

   Cash Equivalents: All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

   Premium and Self Funded Receivables: Premium and self funded receivables include the uncollected amounts from insured and self funded groups, less an allowance for doubtful accounts of $32.6 and $35.1 at December 31, 2001 and 2000, respectively.

   Reinsurance Receivables: Reinsurance receivables represent amounts recoverable on claims paid or incurred, and amounts paid to the reinsurer for premiums collected but not yet earned, and are estimated in a manner consistent with the liabilities associated with the reinsured policies. There was no allowance for uncollectible reinsurance receivables at December 31, 2001 or 2000.

                                 ANTHEM, INC.

1.  Basis of Presentation and Significant Accounting Policies (continued)

   Other Receivables: Other receivables include amounts for interest earned on investments, proceeds due from brokers on investment trades, government programs, pharmacy sales and other miscellaneous amounts due to the Company. These receivables have been reduced by an allowance for uncollectible amounts of $23.2 and $32.3 at December 31, 2001 and 2000, respectively.

   Restricted Cash and Investments: Restricted cash and investments represent fiduciary amounts held under an insurance contract and other agreements.

   Property and Equipment: Property and equipment is recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

   Goodwill and Other Intangible Assets: Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to licenses, non-compete and other agreements. Goodwill and other intangible assets are amortized using the straight-line method over periods ranging from two to 20 years. Accumulated amortization of goodwill and other intangible assets at December 31, 2001 and 2000 was $90.8 and $58.4, respectively. The carrying value of goodwill and other intangible assets is reviewed annually to determine if the facts and circumstances indicate that they may be impaired. The carrying value of these assets is reduced to its fair value if this review, which includes comparison of asset carrying amounts to expected cash flows, indicates that such amounts will not be recoverable.

   In July 2001, the Financial Accounting Standards Board issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and certain other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company plans to adopt FAS 142 on January 1, 2002 and does not expect any impairment of goodwill upon adoption. If the Company had adopted FAS 142 on January 1, 2001, income before income taxes and minority interest and net income for the year ended December 31, 2001, would have increased by $17.5 and $15.2, respectively.

   Policy Liabilities: Liabilities for unpaid claims include estimated provisions for both reported and unreported claims incurred on an undiscounted basis. The liabilities are adjusted regularly based on historical experience and include estimates of trends in claim severity and frequency and other factors, which could vary as the claims are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes these liabilities are adequate.

   The life future policy benefit liabilities represent primarily group term benefits determined using standard industry mortality tables with interest rates ranging from 3.0% to 5.5%.

   Premium deficiency losses are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiency losses, contracts are deemed to be either short or long duration and are grouped in a manner consistent with the Company's method of acquiring, servicing and measuring the profitability of such contracts.

   Retirement Benefits: Retirement benefits represent outstanding obligations for retiree health, life and dental benefitsand any unfunded liability related to defined benefit pension plans.

   Comprehensive Income: Comprehensive income includes net income, the change in unrealized gains (losses) on investments and the change in the additional minimum pension liability.

                                 ANTHEM, INC.

1.  Basis of Presentation and Significant Accounting Policies (continued)

   Revenue Recognition: Gross premiums for fully insured contracts are prorated over the term of the contracts, with the unearned premium representing the unexpired term of policies. For insurance contracts with retrospective rated premiums, the estimated ultimate premium is recognized as revenue over the period of the contract. Actual experience is reviewed once the policy period is completed and adjustments are recorded when determined. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.

   Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. The Company charges self-funded groups an administrative fee which is based on the number of members in a group or the group's claim experience. Under the Company's self-funded arrangements, amounts due are recognized based on incurred claims paid plus administrative and other fees. In addition, administrative fees include amounts received for the administration of Medicare or certain other government programs. Administrative fees are recognized in accordance with the terms of the contractual relationship between the Company and the customer. Such fees are based on a percentage of the claim amounts processed or a combination of a fixed fee per claim plus a percentage of the claim amounts processed. All benefit payments under these programs are excluded from benefit expense.

   Other revenue principally includes amounts from the sales of prescription drugs and revenues are recognized as prescription drug orders are delivered or shipped.

   Federal Income Taxes: Anthem files a consolidated return with its subsidiaries that qualify as defined by the Internal Revenue Code.

   Stock-Based Compensation: The Company has a plan that provides for the award of stock options to employees. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of grant. The Company accounts for stock options using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense related to stock options.

   Earnings Per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares outstanding or deemed to be outstanding for the period after the date of the demutualization and initial public offering.

   Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of all stock options and purchase contracts included in Equity Security Units, using the treasury stock method. Under the treasury stock method, exercise of stock options and purchase contracts is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

   Reclassifications: Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Demutualization, Initial Public Offering and Equity Security Unit Offering

   On November 2, 2001, the date the Conversion became effective, all membership interests in Anthem Insurance were extinguished and the eligible statutory members of Anthem Insurance became entitled to receive consideration in the form of Anthem's common stock or cash, as provided in the Conversion.

                                 ANTHEM, INC.

2. Demutualization, Initial Public Offering and Equity Security Unit Offering (continued)

   The Conversion required an initial public offering of common stock and provided for other capital raising transactions on the effective date of the Conversion. On the Conversion effective date, Anthem completed an initial public offering of 55,200,000 shares of common stock at an initial public offering price of $36.00 per share. The shares issued in the initial public offering are in addition to 48,095,675 shares of common stock (which will ultimately vary slightly when all distribution issues are finalized) distributed to eligible statutory members in the demutualization.

   Concurrent with the initial public offering of common stock noted above, Anthem issued 4,600,000 of 6.00% Equity Security Units ("Units"). Each Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of common stock of Anthem on November 15, 2004, and a 5.95% subordinated debenture (see Note 6). The number of shares to be purchased will be determined based on the average trading price of Anthem common stock at the time of settlement. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of $50.00 per purchase contract, subject to Anthem's rights to defer these payments.

   After underwriting discount and other offering and demutualization expenses, net proceeds from the common stock offering were approximately $1,862.8. After underwriting discount and expenses, net proceeds from the Units offering were approximately $219.8. In December 2001, proceeds from the common stock and Units offerings in the amount of $2,063.6 were used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of common stock in the demutualization.

3.  Acquisitions, Divestitures and Discontinued Operations

Acquisitions:

Pending

   On January 17, 2002, a subsidiary of Anthem Insurance, Anthem Health Plans of Maine, Inc., signed a stock purchase agreement to purchase the remaining 50% ownership interest in Maine Partners Health Plan, Inc. for an aggregate purchase price of $10.6. Subject to terms and conditions of the agreement, the transaction is expected to close in the first quarter of 2002.

2000

   On June 5, 2000, the Company completed its purchase of substantially all of the assets and liabilities of Associated Hospital Service of Maine, formerly d/b/a Blue Cross and Blue Shield of Maine ("BCBS-ME"), in accordance with the Asset Purchase Agreement dated July 13, 1999. The purchase price was $95.4 (including direct costs of acquisition) and resulted in $90.5 of goodwill and other intangible assets which are being amortized over periods ranging from ten to 20 years. In 2001, goodwill was reduced by $2.1 for purchase price allocation adjustments based on final valuation studies. This acquisition was accounted for as a purchase and the net assets and results of operations have been included in the Company's consolidated financial statements from the purchase date. The pro forma effects of the BCBS-ME acquisition would not be material to the Company's consolidated results of operations for periods preceding the purchase date.

1999

   On October 27, 1999, the Company completed its purchase of the assets and liabilities of New Hampshire-Vermont Health Services, formerly d/b/a Blue Cross Blue Shield of New Hampshire ("BCBS-NH"), in accordance with the Asset Purchase Agreement entered into on February 19, 1999. The purchase price was $125.4 (including direct costs of acquisition), which resulted in $107.9 of goodwill and other intangible assets, which are being amortized over periods ranging from two to 20 years.

                                 ANTHEM, INC.

3.  Acquisitions, Divestitures and Discontinued Operations (continued)

   On November 16, 1999, the Company completed its purchase of the stock of Rocky Mountain Hospital and Medical Service, formerly d/b/a Blue Cross and Blue Shield of Colorado and Blue Cross and Blue Shield of Nevada ("BCBS-CO/NV"). The purchase price was $160.7 (including direct costs of acquisition) and resulted in $152.1 of goodwill and other intangible assets which are being amortized over periods ranging from five to 20 years.

   These acquisitions were accounted for as purchases and the net assets and results of operations have been included in the Company's consolidated financial statements from the respective purchase dates.

   Unaudited pro forma results of operations assuming the 1999 acquisitions occurred on January 1, 1999, would have resulted in total revenues of $7,186.4, income from continuing operations of $11.5 and net income of $5.5 for 1999.

Divestitures:
2001

   On May 31, 2001, Anthem Insurance and its subsidiary Anthem Alliance Health Insurance Company ("Alliance"), sold the TRICARE operations of Alliance to a subsidiary of Humana, Inc. for $45.0. The transaction, which closed on May 31, 2001, resulted in a gain on sale of subsidiary operations of $25.0, net of selling expenses.

1999

   During 1999, the Company disposed of several small business operations, which were no longer deemed strategically aligned with the Company's core business. The Company recognized a loss of $14.2 (net of income tax benefit of $6.1) on these disposals. The pro forma effects of these divestitures are insignificant to the consolidated results of operations.

Discontinued Operations:

1999

   During 1999, the Company recognized additional losses of $6.0, net of income tax benefit of $6.2, resulting from sales agreement contingency adjustments relating to the discontinued operations sold in prior years.

4.  Endowment of Non-Profit Foundations

   During 1999, Anthem Insurance reached agreements in the states of Kentucky, Ohio and Connecticut to resolve any questions as to whether Anthem Insurance or the predecessor/successor entities were in possession of property that was impressed with a charitable trust.

   In 1999, contributions of $45.0, $28.0 and $41.1, were made for the benefit of charitable foundations in Kentucky, Ohio, and Connecticut, respectively, from Anthem Insurance's subsidiaries, Anthem Health Plans of Kentucky, Inc., Community Insurance Company and Anthem Health Plans, Inc., respectively.

                                 ANTHEM, INC.

5.  Investments

   The following is a summary of available-for-sale investments:

                                                      Cost or    Gross      Gross
                                                     Amortized Unrealized Unrealized  Fair
                                                       Cost      Gains     (Losses)   Value
                                                     --------- ---------- ---------- --------
December 31, 2001
Fixed maturity securities:
   United States Government securities.............. $  684.7    $ 18.2     $ (4.7)  $  698.2
   Obligations of states and political subdivisions.      3.7       0.1         --        3.8
   Corporate securities.............................  1,381.4      35.2      (10.3)   1,406.3
   Mortgage-backed securities.......................  1,744.3      33.5       (3.4)   1,774.4
                                                     --------    ------     ------   --------
Total fixed maturity securities.....................  3,814.1      87.0      (18.4)   3,882.7
Equity securities...................................    185.7       3.4         --      189.1
                                                     --------    ------     ------   --------
                                                     $3,999.8    $ 90.4     $(18.4)  $4,071.8
                                                     ========    ======     ======   ========
December 31, 2000
Fixed maturity securities:
   United States Government securities.............. $  723.4    $ 25.6     $ (2.5)  $  746.5
   Obligations of states and political subdivisions.      0.8        --         --        0.8
   Corporate securities.............................  1,041.4      19.4      (20.1)   1,040.7
   Mortgage-backed securities.......................  1,250.3      21.1      (13.0)   1,258.4
   Preferred stocks.................................      1.9        --       (0.1)       1.8
                                                     --------    ------     ------   --------
Total fixed maturity securities.....................  3,017.8      66.1      (35.7)   3,048.2
Equity securities...................................    376.2     133.0      (46.1)     463.1
                                                     --------    ------     ------   --------
                                                     $3,394.0    $199.1     $(81.8)  $3,511.3
                                                     ========    ======     ======   ========

   The amortized cost and fair value of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                  Amortized  Fair
                                                    Cost     Value
                                                  --------- --------
           Due in one year or less............... $   51.6  $   52.6
           Due after one year through five years.    589.7     606.6
           Due after five years through ten years    833.3     845.5
           Due after ten years...................    595.2     603.6
                                                  --------  --------
                                                   2,069.8   2,108.3
           Mortgage-backed securities............  1,744.3   1,774.4
                                                  --------  --------
                                                  $3,814.1  $3,882.7
                                                  ========  ========

                                 ANTHEM, INC.

   The major categories of net investment income are as follows:

                                              2001    2000    1999
                                             ------  ------  ------
            Fixed maturity securities....... $220.5  $178.8  $137.0
            Equity securities...............    6.4     6.1     6.3
            Cash, cash equivalents and other   15.7    21.5    12.8
                                             ------  ------  ------
            Investment revenue..............  242.6   206.4   156.1
            Investment expense..............   (4.0)   (4.8)   (4.1)
                                             ------  ------  ------
            Net investment income........... $238.6  $201.6  $152.0
                                             ======  ======  ======

   Proceeds from sales of fixed maturity and equity securities during 2001, 2000 and 1999 were $3,488.8, $2,911.8 and $2,336.8, respectively. Gross gains of $164.3, $71.3 and $86.8 and gross losses of $103.5, $45.4 and $49.3 were realized in 2001, 2000 and 1999, respectively, on those sales.

6.  Long Term Debt and Commitments

   Debt consists of the following at December 31:

                                                         2001    2000
                                                        ------  ------
         Surplus notes at 9.125% due 2010.............. $295.9  $295.5
         Surplus notes at 9.00% due 2027...............  197.3   197.2
         Senior guaranteed notes at 6.75% due 2003.....   99.7    99.5
         Debentures included in Units at 5.95% due 2006  220.2      --
         Other.........................................    5.2     5.5
                                                        ------  ------
         Long term debt................................  818.3   597.7
         Current portion of long term debt.............   (0.3)   (0.2)
                                                        ------  ------
         Long term debt, less current portion.......... $818.0  $597.5
                                                        ======  ======

   Surplus notes are unsecured obligations of Anthem Insurance and are subordinate in right of payment to all of Anthem Insurance's existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance ("DOI"), and only out of capital and surplus funds of Anthem Insurance that the DOI determines to be available for the payment under Indiana insurance laws. For statutory accounting purposes, the surplus notes are considered a part of capital and surplus of Anthem Insurance.

   Senior guaranteed notes are unsecured and unsubordinated obligations of Anthem Insurance and will rank equally in right of payment with all other existing and future senior indebtedness of Anthem Insurance.

   On November 2, 2001, Anthem issued 4,600,000 of 6.00% Equity Security Units (see Note 2). Each Unit contains a 5.95% subordinated debenture. The debentures are unsecured and are subordinated in right of payment to all of Anthem's existing and future senior indebtedness. The debentures will mature on November 15, 2006. Each debenture will initially bear interest at the rate of 5.95% per year, payable quarterly, commencing February 15, 2002, subject to Anthem's rights to defer these payments.

                                 ANTHEM, INC.

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities totaling $800.0. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under the facilities. Upon execution of these facilities, Anthem Insurance terminated its prior $300.0 unsecured revolving facility. Borrowings under these facilities will bear interest at rates, as defined in the agreements, which generally provide for three different interest rate alternatives. One facility, which provides for borrowings of up to $400.0, expires on November 5, 2006. The second facility, which provides for borrowings of up to $400.0, expires on November 4, 2002. Certain amounts outstanding under this facility at November 4, 2002, as defined in the agreement, may be converted into a one-year term loan at the option of Anthem and Anthem Insurance. Each credit agreement requires Anthem to maintain certain financial ratios and contains minimal restrictive covenants. Availability under these facilities is reduced by the amount of any commercial paper outstanding. No amounts were outstanding under the current or prior facilities at December 31, 2001 or 2000 or during the years then ended.

   In addition to the revolving credit facilities described above, Anthem Insurance currently has a $300.0 commercial paper program available for general corporate purposes. Commercial paper notes are short term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. Availability under the commercial paper program is reduced by the amount of any borrowings outstanding under the Company's revolving credit facilities. There were no commercial paper notes outstanding at December 31, 2001 or 2000 or during the years then ended.

   Subsequent to December 31, 2001, Anthem and Anthem Insurance entered into two new agreements allowing aggregate indebtedness of $135.0. Anthem will guarantee all obligations of Anthem Insurance under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's guarantee of Anthem's obligations under the facilities.

   Interest paid during 2001, 2000 and 1999 was $57.4, $49.9 and $28.2, respectively.

   Future maturities of debt are as follows: 2002, $0.3; 2003, $100.1; 2004, $1.3; 2005, $0.5; 2006, $220.8 and thereafter $495.3.

7.  Fair Value of Financial Instruments

   Considerable judgment is required to develop estimates of fair value for financial instruments. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one time, current market exchange of all of the financial instruments.

   The carrying values and estimated fair values of certain financial instruments are as follows at December 31:

                                         2001              2000
                                   ----------------- -----------------
                                   Carrying  Fair    Carrying  Fair
                                    Value    Value    Value    Value
                                   -------- -------- -------- --------
         Fixed maturity securities $3,882.7 $3,882.7 $3,048.2 $3,048.2
         Equity securities........    189.1    189.1    463.1    463.1
         Restricted investments...     38.7     38.7     42.7     42.7
         Debt:
            Equity Security Units.    220.2    294.4       --       --
            Other.................    598.1    681.9    597.7    562.2

                                 ANTHEM, INC.

7.  Fair Value of Financial Instruments (continued)

   The carrying value of all other financial instruments approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization. Fair values for securities, restricted investments and Equity Security Units are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair value of other debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

8.  Property and Equipment

   Property and equipment includes the following at December 31:

                                                               2001   2000
                                                              ------ ------
     Land and improvements................................... $ 21.8 $ 21.0
     Building and components.................................  251.2  251.3
     Data processing equipment, furniture and other equipment  432.7  407.6
     Leasehold improvements..................................   36.4   37.2
                                                              ------ ------
                                                               742.1  717.1
     Less accumulated depreciation and amortization..........  339.8  288.3
                                                              ------ ------
                                                              $402.3 $428.8
                                                              ====== ======

   Property and equipment includes non-cancelable capital leases of $7.3 and $7.4 at December 31, 2001 and 2000, respectively. Total accumulated amortization on these leases at December 31, 2001 and 2000 was $3.9 and $3.7, respectively. The related lease amortization expense is included in depreciation and amortization expense. Depreciation and leasehold improvement amortization expense for 2001, 2000 and 1999 was $89.6, $75.3 and $47.1, respectively.

9.  Unpaid Life, Accident and Health Claims

   The following table provides a reconciliation of the beginning and ending balances for unpaid life, accident and health claims:

                                                                2001      2000      1999
                                                              --------  --------  --------
Balances at January 1, net of reinsurance.................... $1,382.1  $1,052.6  $  735.6
Business purchases (divestitures)............................   (139.1)    113.9     190.4
Incurred related to:
   Current year..............................................  7,894.1   6,593.6   4,608.9
   Prior years...............................................    (96.4)    (60.1)    (30.9)
                                                              --------  --------  --------
Total incurred...............................................  7,797.7   6,533.5   4,578.0
                                                              --------  --------  --------
Paid related to:
   Current year..............................................  6,521.5   5,361.9   3,769.8
   Prior years...............................................  1,115.5     956.0     681.6
                                                              --------  --------  --------
Total paid...................................................  7,637.0   6,317.9   4,451.4
                                                              --------  --------  --------
Balances at December 31, net of reinsurance..................  1,403.7   1,382.1   1,052.6
Reinsurance recoverables at December 31......................      7.6      29.0     109.2
                                                              --------  --------  --------
Reserve gross of reinsurance recoverables on unpaid claims at
  December 31................................................ $1,411.3  $1,411.1  $1,161.8
                                                              ========  ========  ========

                                 ANTHEM, INC.

   Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Negative amounts reported for incurred related to prior years resulted from claims being settled for amounts less than originally estimated.

10.  Reinsurance

   The Company reinsures certain of its risks with other companies and assumes risk from other companies and such reinsurance is accounted for as a transfer of risk. The Company is contingently liable for amounts recoverable from the reinsurer in the event that it does not meet its contractual obligations.

   The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

   The details of net premiums written and earned are as follows for the years ended December 31:

                            2001                2000                1999
                     ------------------  ------------------  ------------------
                     Written    Earned   Written    Earned   Written    Earned
                     --------  --------  --------  --------  --------  --------
Consolidated:
Direct.............. $9,325.7  $9,285.9  $7,993.0  $7,961.5  $5,674.8  $5,693.7
Assumed.............      1.6       1.7       0.7       1.9      23.9      26.9
Ceded...............    (42.5)    (42.8)   (229.2)   (226.1)   (305.6)   (302.1)
                     --------  --------  --------  --------  --------  --------
Net premiums........ $9,284.8  $9,244.8  $7,764.5  $7,737.3  $5,393.1  $5,418.5
                     ========  ========  ========  ========  ========  ========
Reportable segments:
Midwest............. $4,814.2  $4,774.2  $4,240.4  $4,203.1  $3,708.6  $3,729.3
East................  3,462.5   3,462.5   2,753.0   2,768.9   1,490.3   1,495.4
West................    716.1     716.1     571.1     569.6      64.5      64.2
Specialty...........     94.9      94.9     123.7     123.7      96.3      96.3
Other...............    197.1     197.1      76.3      72.0      33.4      33.3
                     --------  --------  --------  --------  --------  --------
Net premiums........ $9,284.8  $9,244.8  $7,764.5  $7,737.3  $5,393.1  $5,418.5
                     ========  ========  ========  ========  ========  ========

   The effect of reinsurance on benefit expense is as follows for the years ended December 31:

                                                 2001   2000   1999
                                                 ----- ------ ------
            Assumed--increase in benefit expense $ 6.2 $  8.6 $ 27.4
            Ceded--decrease in benefit expense..  38.0  233.0  299.8

   The effect of reinsurance on certain assets and liabilities is as follows at December 31:

                                                2001  2000
                                                ----- -----
                    Policy liabilities assumed. $29.2 $28.6
                    Unearned premiums assumed..   0.7   0.2
                    Premiums payable ceded.....   7.8   8.5
                    Premiums receivable assumed   0.3   0.3

                                 ANTHEM, INC.

11.  Employee Stock Purchase and Stock and Long Term Incentive Plans

   The Company has reserved 3,000,000 shares of common stock for the Employee Stock Purchase Plan ("Stock Purchase Plan"). The Stock Purchase Plan is expected to be implemented by mid 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than twenty five thousand dollars of stock in any calendar year.

   The Company's 2001 Stock Incentive Plan (the "Stock Plan") provides for the granting of stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights to eligible employees and non-employee directors. The Company has registered 7,000,000 shares of its common stock for issuance under the Stock Plan, including 2,000,000 shares solely for issuance under grants of stock options to substantially all employees and for issuance under similar grants to new employees. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms as set by the Committee at the time of grant. In accordance with the Plan, options to purchase 100 shares of common stock at the initial public offering price of $36.00 per share were granted to eligible employees. These options generally vest at the end of two years and expire 10 years from the grant date.

   A summary of the activity in the Stock Plan for the period from January 1, 2001 to December 31, 2001 is as follows:

                                               Number of Weighted Average
                                                Options   Exercise Price
                                               --------- ----------------
      Balance at January 1, 2001..............        --      $   --
      Granted................................. 1,479,000       36.00
      Forfeited...............................    20,368       36.00
                                               ---------      ------
      Balance at December 31, 2001............ 1,458,632      $36.00
                                               =========      ======
      Options exercisable at December 31, 2001        36      $36.00
                                               =========      ======

   The weighted average remaining contractual life of the options is 9.83 years. As of December 31, 2001, 5,541,368 shares were available for future grants.

   The pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company had accounted for its stock-based compensation under the fair value method of the Statement. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option-valuation model with the following weighted average assumptions for 2001:

                    Risk-free interest rate......................     4.96%
                    Volatility factor............................    42.00%
                    Dividend yield...............................       --
                    Weighted average expected life...............  4 years

   The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants.

                                 ANTHEM, INC.

11.  Employee Stock Purchase and Stock and Long Term Incentive Plans (continued)

   For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options' vesting periods. The Company's pro forma information for 2001 is as follows:

                                                                           As Reported Pro Forma
                                                                           ----------- ---------
Net income................................................................   $342.2     $341.1
Net income for the period from November 2, 2001 (date of demutualization
  and initial public offering) to December 31, 2001.......................     55.7       54.6
Earnings per share--basic and diluted net income after demutualization and
  initial public offering.................................................     0.54       0.53
Weighted average fair value of each option granted during the year........       --      14.12

   Certain executives are participants in a Long Term Incentive Plan ("LTIP"). The LTIP operates during successive three-year periods. At the beginning of each three-year period, the Compensation Committee establishes performance goals, which include specific strategic objectives such as growth in net income, operating margin and comparison of performance against peer companies. Each participant's target award is established as a percentage ranging from 30% to 150% of annual base salary for each year of the three-year period. The LTIP expense for 2001, 2000 and 1999 totaled $49.9, $50.9 and $14.9, respectively.

12.  Earnings Per Share

   The following sets forth the denominator for basic and diluted earnings per share for the period from November 2, 2001 (date of demutualization and initial public offering) through December 31, 2001:

Denominator for basic earnings per share--weighted average shares........ 103,295,675
Effect of dilutive securities--employee stock options....................     313,397
Effect of dilutive securities--incremental shares from conversion of Unit
  purchase contracts.....................................................     212,766
                                                                          -----------
Denominator for diluted earnings per share............................... 103,821,838
                                                                          ===========

   Weighted average shares used for basic earnings per share assumes that shares distributed to eligible statutory members as consideration in the demutualization were issued on the effective date of the Plan. Since the average market price of Anthem's common stock exceeds the grant price of stock options, such options are dilutive to Anthem's earnings per share. The purchase contracts included in the Units are dilutive to Anthem's earnings per share, because the average market price of Anthem's common stock exceeds a stated threshold price of $43.92 per share.

   There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 as shown above was used to calculate pro forma earnings per share for all periods presented.

                                 ANTHEM, INC.

13.  Income Taxes

   The components of deferred income taxes at December 31 are as follows:

                                                             2001     2000
                                                            -------  -------
  Deferred tax assets:
     Pension and postretirement benefits................... $  60.5  $  84.7
     Accrued expenses......................................    98.3     85.2
     Alternative minimum tax and other credits.............   133.5     83.7
     Insurance reserves....................................    47.8     33.0
     Net operating loss carryforwards......................    66.2    174.5
     Bad debt reserves.....................................    19.8     35.1
     Other.................................................    41.0     31.5
                                                            -------  -------
         Total deferred tax assets.........................   467.1    527.7
         Valuation allowance...............................  (250.4)  (338.7)
                                                            -------  -------
     Total deferred tax assets, net of valuation allowance.   216.7    189.0
  Deferred tax liabilities:
     Unrealized gains on securities........................    25.4     41.4
     Goodwill and other intangible assets..................    70.0     55.1
     Other.................................................   184.9     72.4
                                                            -------  -------
     Total deferred tax liabilities........................   280.3    168.9
                                                            -------  -------
  Net deferred tax asset (liability)....................... $ (63.6) $  20.1
                                                            =======  =======

   The resolution of an Internal Revenue Service examination during 2000 resulted in certain subsidiaries having an increase in alternative minimum tax credits and net operating loss carryforwards. Due to the uncertainty of the realization of these deferred tax assets, the Company increased its valuation allowance accordingly. During 2001, portions of these net operating loss carryforwards were utilized and the valuation allowance was reduced accordingly. The net change in the valuation allowance for 2001, 2000 and 1999 totaled $(88.3), $190.5 and $(14.4), respectively.

   Deferred tax assets and liabilities reported with other current assets or liabilities and other noncurrent assets or liabilities on the accompanying consolidated balance sheets at December 31 are as follows:

                                                        2001   2000
                                                       ------  -----
            Deferred tax asset (liability)--current... $ (8.3) $10.5
            Deferred tax asset (liability)--noncurrent  (55.3)   9.6
                                                       ------  -----
            Net deferred tax asset (liability)........ $(63.6) $20.1
                                                       ======  =====

   Significant components of the provision for income taxes consist of the following:

                                                 2001   2000  1999
                                                ------ ------ -----
            Current tax expense (benefit):
               Federal......................... $101.1 $ 53.9 $(2.6)
               State and local.................    7.7    3.9  (7.0)
                                                ------ ------ -----
            Total current tax expense (benefit)  108.8   57.8  (9.6)
            Deferred tax expense...............   74.6   44.4  19.8
                                                ------ ------ -----
            Total income tax expense........... $183.4 $102.2 $10.2
                                                ====== ====== =====

                                 ANTHEM, INC.

13.  Income Taxes (continued)

   Current federal income taxes consisted of amounts due for alternative minimum tax and tax obligations of subsidiaries not included in the consolidated return of Anthem. During 2001, 2000 and 1999 federal income taxes paid totaled $74.1, $26.3 and $0.0, respectively.

   A reconciliation between actual income tax expense and the amount computed at the statutory rate is as follows:

                                                          2001          2000           1999
                                                      ------------  ------------  -------------
                                                      Amount   %    Amount   %    Amount    %
                                                      ------  ----  ------  ----  ------  -----
Amount at statutory rate............................. $183.6  35.0  $115.4  35.0  $ 21.3   35.0
State and local income taxes (benefit) net of federal
  tax benefit........................................    3.5   0.7     2.6   0.8    (4.8)  (7.9)
Amortization of goodwill.............................    5.9   1.1     5.6   1.7     3.1    5.1
Dividends received deduction.........................   (1.4) (0.2)   (1.2) (0.4)   (1.3)  (2.1)
Deferred tax valuation allowance change,
 net of net operating loss carryforwards
 and other tax credits...............................  (20.3) (3.9)  (20.0) (6.0)  (14.4) (23.7)
Other, net...........................................   12.1   2.3    (0.2) (0.1)    6.3   10.4
                                                      ------  ----  ------  ----  ------  -----
                                                      $183.4  35.0  $102.2  31.0  $ 10.2   16.8
                                                      ======  ====  ======  ====  ======  =====

   At December 31, 2001, the Company had unused federal tax net operating loss carryforwards of approximately $189.1 to offset future taxable income. The loss carryforwards expire in the years 2002 through 2019.

14.  Accumulated Other Comprehensive Income

   The following is a reconciliation of the components of accumulated other comprehensive income at December 31:

                                                          2001    2000
                                                         ------  ------
        Gross unrealized gains on investments........... $ 90.4  $199.1
        Gross unrealized losses on investments..........  (18.4)  (81.8)
                                                         ------  ------
        Total pretax net unrealized gains on investments   72.0   117.3
        Deferred tax liability..........................  (25.4)  (41.4)
                                                         ------  ------
        Net unrealized gains on investments.............   46.6    75.9
                                                         ------  ------

        Additional minimum pension liability............   (6.5)   (7.2)
        Deferred tax asset..............................    2.3     2.5
                                                         ------  ------
        Net additional minimum pension liability........   (4.2)   (4.7)
                                                         ------  ------
        Accumulated other comprehensive income.......... $ 42.4  $ 71.2
                                                         ======  ======

   A reconciliation of the change in unrealized and realized gains (losses) on investments included in accumulated other comprehensive income follows:

                                                                                       2001    2000    1999
                                                                                      ------  ------  ------
Change in pretax net unrealized gains on investments................................. $ 15.5  $ 83.1  $(99.2)
Less change in deferred taxes........................................................   (5.3)  (28.4)   36.9
Less net realized gains on investments, net of income taxes (2001, $21.3; 2000, $8.0;
  1999, $11.3), included in net income...............................................  (39.5)  (17.9)  (26.2)
                                                                                      ------  ------  ------
Change in net unrealized gains (losses) on investments............................... $(29.3) $ 36.8  $(88.5)
                                                                                      ======  ======  ======

                                 ANTHEM, INC.

15.  Leases

   The Company leases office space and certain computer equipment using noncancelable operating leases. Related lease expense for 2001, 2000 and 1999 was $45.2, $64.0, and $60.9, respectively.

   At December 31, 2001, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following: 2002, $35.7; 2003, $32.0; 2004, $27.0; 2005, $24.4; 2006, $21.9; and
thereafter $145.8.

16.  Retirement Benefits

   Anthem Insurance and its subsidiary, Anthem Health Plans of New Hampshire, Inc. (which acquired the business of BCBS-NH), sponsor defined benefit pension plans. These plans generally cover all full-time employees who have completed one year of continuous service and attained the age of twenty-one.

   The Company's plan, which beginning January 1, 2001, includes all affiliates except for Anthem Health Plans of New Hampshire, Inc., is a cash balance arrangement where participants have an account balance and will earn a pay credit equal to three to six percent of compensation, depending on years of service. In addition to the pay credit, participant accounts earn interest at a rate based on the 10-year Treasury notes.

   Anthem Health Plans of New Hampshire, Inc. sponsors a plan that is also a cash balance arrangement where participants have an account balance and will earn a pay credit equal to five percent of compensation. The participant accounts earn interest at a rate based on the lesser of the 1-year Treasury note or 7%.

   Through December 31, 2000, a subsidiary of Rocky Mountain Hospital and Medical Service, Inc. ("RMHMS") (formerly known as BCBS-CO/NV) sponsored a pension equity plan where the participants earn retirement credit percentages based on their age and service when the credit was earned. A lump sum benefit is calculated for each participant based on this formula. Effective December 31, 2000, the RMHMS plan was frozen and its participants became participants of the Company's plan on January 1, 2001. Effective April 30, 2001, the RMHMS plan was merged into the Company's plan.

   Through December 31, 2000, Anthem Health Plans of Maine, Inc. (which acquired the business of BCBS-ME) sponsored a final average pay defined benefit plan with contributions made at a rate intended to fund the cost of benefits earned. The plan's benefits are based on years of service and the participant's highest five year average compensation during the last ten years of employment. Effective December 31, 2000, the Anthem Health Plans of Maine, Inc. plan was merged into the Company's plan and its participants became participants of the Company's plan on January 1, 2001.

   All of the plans' assets consist primarily of common and preferred stocks, bonds, notes, government securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members.

   The effect of acquisitions on the consolidated benefit obligation and plan assets is reflected through the business combination lines of the tables below.

   In addition to the Company's defined benefit and defined contribution plans, the Company offers most employees certain life, health, vision and dental benefits upon retirement. There are several plans, which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. The Company funds certain benefit costs through contributions to a Voluntary Employees' Beneficiary Association ("VEBA") trust and others are accrued, with the retiree paying a portion of the costs. Postretirement plan assets held in the VEBA trust consist primarily of bonds and equity securities.

                                 ANTHEM, INC.

16.  Retirement Benefits (continued)

   The reconciliations of the benefit obligation based on a measurement date of September 30 are as follows:

                                            Pension Benefits Other Benefits
                                            ---------------  --------------
                                             2001     2000    2001    2000
                                            ------   ------  ------  ------
    Benefit obligation at beginning of year $567.6   $471.8  $111.6  $117.1

    Service cost...........................   29.3     27.3     1.5     1.3
    Interest cost..........................   40.9     36.6     8.7     8.4
    Plan amendments........................   (6.8)    (1.2)    1.5    (5.2)
    Actuarial (gain) loss..................   (5.5)    35.4    31.7   (11.0)
    Benefits paid..........................  (42.6)   (53.1)  (10.7)   (8.0)
    Business combinations..................     --     50.8      --     9.0
                                            ------   ------  ------  ------
    Benefit obligation at end of year...... $582.9   $567.6  $144.3  $111.6
                                            ======   ======  ======  ======

   The changes in plan assets are as follows:

                                                Pension Benefits Other Benefits
                                                ---------------  -------------
                                                 2001     2000    2001   2000
                                                -------  ------  -----   -----
 Fair value of plan assets at beginning of year $ 650.6  $557.5  $28.4   $23.2

 Actual return on plan assets..................  (115.7)   75.3   (3.6)    3.1
 Employer contributions........................     3.0    30.0    2.0     1.2
 Benefits paid.................................   (42.6)  (53.1)  (3.1)   (3.7)
 Business combinations.........................      --    40.9     --     4.6
                                                -------  ------  -----   -----
 Fair value of plan assets at end of year...... $ 495.3  $650.6  $23.7   $28.4
                                                =======  ======  =====   =====

   The reconciliations of the funded status to the net benefit cost accrued are as follows:

                                              Pension Benefits  Other Benefits
                                              ---------------  ----------------
                                               2001     2000    2001     2000
                                              ------   ------  -------  -------
Funded status................................ $(87.6)  $ 83.0  $(120.6) $ (83.2)
Unrecognized net loss (gain).................  103.2    (61.5)    (5.1)   (44.1)
Unrecognized prior service cost..............  (25.3)   (22.8)   (33.6)   (41.9)
Unrecognized transition asset................     --     (1.0)      --       --
Additional minimum liability.................   (6.5)    (7.2)      --       --
                                              ------   ------  -------  -------
Accrued benefit cost at September 30.........  (16.2)    (9.5)  (159.3)  (169.2)
Payments made after the measurement date.....   76.7      1.0      2.7      2.6
                                              ------   ------  -------  -------
Prepaid (accrued) benefit cost at December 31 $ 60.5   $ (8.5) $(156.6) $(166.6)
                                              ======   ======  =======  =======

                                 ANTHEM, INC.

16.  Retirement Benefits (continued)

   The weighted average assumptions used in calculating the accrued liabilities for all plans are as follows:

                                          Pension Benefits   Other Benefits
                                          ----------------  ----------------
                                          2001  2000  1999  2001  2000  1999
                                          ----  ----  ----  ----  ----  ----
   Discount rate......................... 7.25% 7.50% 7.50% 7.25% 7.50% 7.50%

   Rate of compensation increase......... 4.50% 4.50% 4.50% 4.50% 4.50% 4.50%

   Expected rate of return on plan assets 9.00% 9.00% 9.00% 6.50% 6.27% 6.50%

   The assumed health care cost trend rate used in measuring the other benefit obligations is generally 6% in 2000 and 7% in 1999, and is assumed to decrease 1% per year to 5% through September 30, 2001. Beginning October 1, 2001, the assumed health care trend rate is 10% decreasing 1% per year to 5% in 2007.

   The health care cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-Percentage 1-Percentage
                                                               Point        Point
                                                              Increase     Decrease
                                                            ------------ ------------
Effect on total of service and interest cost components....     $0.4        $(0.4)
Effect on the accumulated postretirement benefit obligation      7.9         (6.5)

   Below are the components of net periodic benefit cost:

                                                          Pension Benefits        Other Benefits
                                                       ----------------------  -------------------
                                                        2001    2000    1999   2001   2000   1999
                                                       ------  ------  ------  -----  -----  -----
Service cost.......................................... $ 29.3  $ 27.3  $ 26.6  $ 1.5  $ 1.3  $ 2.1
Interest cost.........................................   40.9    36.6    31.4    8.7    8.4    6.2
Expected return on assets.............................  (55.1)  (49.9)  (39.6)  (1.8)  (1.4)  (1.2)
Recognized actuarial (gain) loss......................    0.3     2.8     1.2   (1.7)  (1.7)  (2.4)
Amortization of prior service cost....................   (3.9)   (3.3)   (3.3)  (6.8)  (6.5)  (5.4)
Amortization of transition asset......................   (1.0)   (1.7)   (2.0)    --     --     --
                                                       ------  ------  ------  -----  -----  -----

Net periodic benefit cost (credit) before curtailments   10.5    11.8    14.3   (0.1)   0.1   (0.7)

Net settlement/curtailment credit.....................     --      --    (7.9)    --     --     --
                                                       ------  ------  ------  -----  -----  -----

Net periodic benefit cost (credit).................... $ 10.5  $ 11.8  $  6.4  $(0.1) $ 0.1  $(0.7)
                                                       ======  ======  ======  =====  =====  =====

   The net settlement/curtailment credit in 1999 result from the divestitures of several non-core businesses as previously discussed in Note 3.

   The Company has several qualified defined contribution plans covering substantially all employees. Eligible employees may only participate in one plan. Voluntary employee contributions are matched at the rate of 50%, up to a maximum depending upon the plan, subject to certain limitations. Contributions made by the Company totaled $11.2, $10.3 and $8.7 during 2001, 2000 and 1999, respectively.

                                 ANTHEM, INC.

17.  Contingencies

  Litigation:

   A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA") have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, seeks injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

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

   Following the purchase of Blue Cross and Blue Shield of Maine ("BCBS-ME"), appeals were filed by two parties that intervened in the administrative proceedings before Maine's Superintendent of Insurance (the "Superintendent"), challenging the Superintendent's decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. In one appeal, Maine's Attorney General requested the Court to modify the Superintendent's decision, by requiring BCBS-ME to submit an update to the statutorily mandated appraisal of its fair market value and to deposit into the charitable foundation the difference between the net proceeds that have been transferred to the foundation and the final value of BCBS-ME, if greater. In the other appeal, a consumers' group also challenged that portion of the Superintendent's decision regarding the value of BCBS-ME. On December 21, 2001, the Court issued an opinion affirming the decision of the Superintendent of Insurance approving the conversion of BCBS-ME and the subsequent acquisition by Anthem Insurance. The Consumers for Affordable Health Care have appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. While the Consumer appeal is still pending, the Company does not believe that the appeal will have a material adverse effect on its consolidated financial position or results of operations.

                                 ANTHEM, INC.

17.  Contingencies (continued)

   On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of the Company's denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

   In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental and administrative proceedings. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated results of operations or financial condition.

  Other Contingencies:

   The Company, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by the federal Centers for Medicare and Medicaid Services, formerly the Health Care Financing Administration. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In the last five years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 to $51.6, plus a payment by one company of $144.0. While the Company believes it is currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of the Company's activities under certain of its Medicare fiscal intermediary contracts.

   On December 8, 1999, Anthem Health Plans, Inc. ("AHP"), a subsidiary of Anthem Insurance, reached a settlement agreement with the Office of Inspector General ("OIG"), Department of Health and Human Services, in the amount of $41.9, to resolve an investigation into misconduct in the Medicare fiscal intermediary operations of Blue Cross & Blue Shield of Connecticut ("BCBS-CT"), AHP's predecessor. The period investigated was before Anthem Insurance merged with BCBS-CT. The resolution of this case involved no criminal penalties against the Company nor any suspension or exclusion from federal programs. This expense was included in administrative expense in the statement of consolidated income for the year ended December 31, 1999.

                                 ANTHEM, INC.

17.  Contingencies (continued)

   AdminaStar Federal, Inc. ("AdminaStar"), a subsidiary of Anthem Insurance, has received several subpoenas from the OIG and the U.S. Department of Justice, one seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and the others requesting certain financial records and information of AdminaStar and Anthem Insurance related to the Company's Medicare fiscal intermediary (Part A) and carrier (Part B) operations. The Company has made certain disclosures to the government relating to its Medicare Part B operations in Kentucky. The Company was advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from these reviews would not have a material adverse effect on the consolidated financial condition of the Company.

   As a Blue Cross Blue Shield Association licensee, the Company participates in the Federal Employee Program ("FEP"), a nationwide contract with the Federal Office of Personnel Management to provide coverage to federal employees and their dependents. On July 11, 2001, the Company received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised the Company that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against the Company's FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government's ongoing review. The Company is currently cooperating with the OIG and the U.S. Department of Justice on these matters. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. There can be no assurance that the ultimate outcome of these reviews will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

   Anthem Insurance guaranteed certain financial contingencies of its subsidiary, Anthem Alliance Health Insurance Company ("Alliance"), under a contract between Alliance and the United States Department of Defense. Under that contract, Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001. There was no call on the guarantee for the period from May 1, 1998 to April 30, 1999 (which period is now "closed"), and the Company does not anticipate a call on the guarantee for the periods beginning May 1, 1999 through May 31, 2001 (which periods remain "open" for possible review by the Department of Defense).

  Vulnerability from Concentrations:

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and premiums receivable. All investment securities are managed by professional investment managers within policies authorized by the board of directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups that constitute the Company's customer base in the geographic regions in which we conduct business. As of December 31, 2001, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

                                 ANTHEM, INC.

18.  Segment Information

   The Company's principal reportable segments are strategic business units primarily delineated by geographic areas that essentially offer similar insurance products and services. They are managed separately because each geographic region has unique market, regulatory and healthcare delivery characteristics. The geographic regions are: the Midwest region, which operates primarily in Indiana, Kentucky and Ohio; the East region, which operates primarily in Connecticut, New Hampshire and Maine; and the West region, which operates in Colorado and Nevada. BCBS-NH was added to the East region effective with its October 27, 1999 acquisition, while the West region was established following the acquisition of BCBS-CO/NV on November 16, 1999. BCBS-ME is included in the East segment since its acquisition date of June 5, 2000.

   In addition to its three principal reportable geographic segments, the Company operates a Specialty segment, which includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and third party occupational health services. Various ancillary business units (reported with the Other segment) consist primarily of AdminaStar Federal which administers Medicare programs in Indiana, Illinois, Kentucky and Ohio and Anthem Alliance, which provided health care benefits and administration in nine states for the Department of Defense's TRICARE Program for military families. The TRICARE operations were sold on May 31, 2001. The Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments.

   Through its participation in the Federal Employee Program, Medicare, Medicare at Risk, and TRICARE Program, the Company generated approximately 20%, 22% and 23% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company defines operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products. Operating expenses are comprised of benefit and administrative expenses. The Company calculates operating gain or loss as operating revenue less operating expenses.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost, and eliminated in the consolidated financial statements. The Company evaluates performance of the reportable segments based on operating gain or loss as defined above. The Company evaluates investment income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

   The following tables present financial data by reportable segment for each of the years ended December 31, 2001, 2000 and 1999:

                                                   Reportable Segments
                                ---------------------------------------------------------
                                                                    Other and
                                Midwest    East    West  Specialty Eliminations   Total
                                -------- -------- ------ --------- ------------ ---------
2001
Operating revenue from external
  customers.................... $5,093.0 $3,667.3 $774.4  $182.1     $ 403.5    $10,120.3
Intersegment revenues..........       --       --     --   214.0      (214.0)          --
Operating gain (loss)..........    161.5    128.8   20.1    32.9       (23.8)       319.5
Depreciation and amortization..      1.0      2.4    2.8     2.6        80.8         89.6

                                 ANTHEM, INC.

                                                  Reportable Segments
                                --------------------------------------------------------
                                                                    Other and
                                Midwest    East    West  Specialty Eliminations  Total
                                -------- -------- ------ --------- ------------ --------
2000
Operating revenue from external
  customers.................... $4,452.3 $2,921.9 $622.4  $188.8     $ 358.1    $8,543.5
Intersegment revenues..........      8.2       --     --   143.5      (151.7)         --
Operating gain (loss)..........     87.8    103.8    2.5    24.9       (34.9)      184.1
Depreciation and amortization..     16.9     17.1    8.7     2.1        30.5        75.3

                                                   Reportable Segments
                                ---------------------------------------------------------
                                                                     Other and
                                Midwest    East    West   Specialty Eliminations  Total
                                -------- --------  -----  --------- ------------ --------
1999
Operating revenue from external
  customers.................... $3,968.0 $1,598.9  $72.7   $145.4     $ 295.6    $6,080.6
Intersegment revenues..........      7.5       --     --    103.7      (111.2)         --
Operating gain (loss)..........     36.4     (0.9)  (3.5)    16.2       (19.7)       28.5
Depreciation and amortization..     16.6      8.5    0.5      1.4        20.1        47.1

   Asset and equity details by reportable segment have not been disclosed, as they are not reported internally by the Company.

   A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for 2001, 2000 and 1999 is as follows:

                                                2001      2000     1999
                                              --------- -------- --------
       Reportable segments operating revenues $10,120.3 $8,543.5 $6,080.6
       Net investment income.................     238.6    201.6    152.0
       Net realized gains on investments.....      60.8     25.9     37.5
       Gain on sale of subsidiary operations.      25.0        -        -
                                              --------- -------- --------
       Total revenues........................ $10,444.7 $8,771.0 $6,270.1
                                              ========= ======== ========

   A reconciliation of reportable segment operating gain to income from continuing operations before income taxes and minority interest included in the consolidated statements of income for 2001, 2000 and 1999 is as follows:

                                                                    2001    2000    1999
                                                                   ------  ------  -------
Reportable segments operating gain................................ $319.5  $184.1  $  28.5
Net investment income.............................................  238.6   201.6    152.0
Net realized gains on investments.................................   60.8    25.9     37.5
Gain on sale of subsidiary operations.............................   25.0       -        -
Interest expense..................................................  (60.2)  (54.7)   (30.4)
Amortization of goodwill and other intangible assets..............  (31.5)  (27.1)   (12.7)
Endowment of non-profit foundations...............................      -       -   (114.1)
Demutualization expenses..........................................  (27.6)      -        -
                                                                   ------  ------  -------
Income from continuing operations before income taxes and minority interest........................................................ $524.6  $329.8  $  60.8
                                                                   ======  ======  =======

                                 ANTHEM, INC.

19.  Statutory Information

   Statutory-basis capital and surplus of Anthem Insurance amounted to $2,338.7 and $1,907.5 at December 31, 2001 and 2000, respectively. Statutory-basis net income of Anthem Insurance was $406.9, $91.7 and $201.7 for 2001, 2000 and 1999, respectively. Statutory-basis capital and surplus of Anthem Insurance is subject to regulatory restrictions with respect to amounts available for dividends to Anthem.

   In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles ("Codification") which became effective January 1, 2001. Codification resulted in changes to certain accounting practices that Anthem Insurance and its insurance subsidiaries use to prepare statutory-basis financial statements. The impact of these changes was not significant.

20.  Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data is as follows:

                                                                For the Quarter Ended
                                                      ------------------------------------------
                                                      March 31 June 30  September 30 December 31
                                                      -------- -------- ------------ -----------
2001 Data
Total revenues....................................... $2,560.5 $2,558.3   $2,663.7    $2,662.2
Operating gain.......................................     59.9     73.4       79.1       107.1
Net income...........................................     70.6     72.4      111.5        87.7
Pro forma basic earnings per share...................     0.68     0.70       1.08        0.85
Pro forma diluted earnings per share.................     0.68     0.70       1.07        0.85
Basic and diluted net income per share for the period
  from November 2, 2001 (date of demutualization
  and initial public offering) to December 31, 2001..       --       --         --        0.54

2000 Data
Total revenues....................................... $1,962.1 $2,104.1   $2,320.0    $2,384.8
Operating gain.......................................     32.4     34.2       53.3        64.2
Net income...........................................     40.4     49.9       63.5        72.2
Pro forma basic earnings per share...................     0.39     0.48       0.62        0.70
Pro forma diluted earnings per share.................     0.39     0.48       0.61        0.70

   There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all periods presented.

21.  Subsequent Events

   Anthem's Board of Directors approved a common stock repurchase program under which management has been authorized to purchase up to $400.0 worth of shares, subject to business and market conditions. Shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002.

   On May 30, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas ("BCBS-KS") signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS will seek to have the decision overturned in Shawnee County District Court. The Company will join BCBS-KS in the appeal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no changes in or disagreements with the Company's independent certified public accountants on accounting or financial disclosures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  1.  Financial Statements:

             The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

                Report of Independent Auditors

                Consolidated Balance Sheets as of December 31, 2001 and 2000

                Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements

       2.  Financial Statement Schedule

              The following financial statement schedule of the Company is included in Item 14(d):

             Schedule II--Condensed Financial Information of Registrant (Parent Company Only).

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.

       3.  Exhibits:

             A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

   (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed or furnished during the fourth quarter of 2001:

             1. Form 8-K filed November 14, 2001 attaching a press release dated November 14, 2001, announcing financial results for the third quarter 2001.

             2. Form 8-K furnished, not filed, December 17, 2001 reporting meetings at which it was expected that earnings expectations previously reported would be confirmed.

   (d)  Financial Statement Schedule

Schedule II--Condensed Financial Information of Registrant

                                  Anthem, Inc.
                             (Parent Company Only)
                                  Balance Sheet

                                                                                 December 31, 2001
                                                                                 ------------------
                                                                                   (In Millions,
                                                                                 Except Share Data)
Assets
Current assets:
   Cash and cash equivalents....................................................      $   24.6
   Interest receivable..........................................................           0.8
                                                                                      --------
Total current assets............................................................          25.4
Investment in subsidiary........................................................       2,259.0
                                                                                      --------
Total assets....................................................................      $2,284.4
                                                                                      ========

Liabilities and shareholders' equity
Liabilities
Current liabilities:
   Accounts payable and accrued expenses........................................      $    2.3
   Income taxes payable.........................................................           1.9
                                                                                      --------
Total current liabilities.......................................................           4.2
Debentures included in Equity Security Units....................................         220.2
                                                                                      --------
Total liabilities...............................................................         224.4
Shareholders' equity
Common stock, par value $0.01, shares authorized--900,000,000; shares issued and
  outstanding: 103,295,675......................................................           1.1
Additional paid in capital......................................................       1,960.8
Retained earnings...............................................................          55.7
Accumulated other comprehensive income..........................................          42.4
                                                                                      --------
Total shareholders' equity......................................................       2,060.0
                                                                                      --------
Total liabilities and shareholders' equity......................................      $2,284.4
                                                                                      ========


See accompanying notes.

                                  Anthem, Inc.
                              (Parent Company Only)
                               Statement of Income

                                                                 For the Period from
                                                                   November 2, 2001
                                                               (Date of Demutualization
                                                             and Initial Public Offering)
                                                                 to December 31, 2001
                                                             ----------------------------
                                                                    (In Millions)
Revenues
Net investment income.......................................            $ 7.7

Expenses
Interest expense............................................              2.6
                                                                        -----

Income before income taxes..................................              5.1
Income taxes................................................              1.9
                                                                        -----
Income before equity in undistributed earnings of subsidiary              3.2
Equity in undistributed earnings of subsidiary..............             52.5
                                                                        -----
Net income..................................................            $55.7
                                                                        =====

See accompanying notes.

                                  Anthem, Inc.
                             (Parent Company Only)
                             Statement of Cash Flow

                                                                                      For the Period from
                                                                                        November 2, 2001
                                                                                    (Date of Demutualization
                                                                                  and Initial Public Offering)
                                                                                      to December 31, 2001
                                                                                  ----------------------------
                                                                                         (In Millions)
Operating activities
Net income.......................................................................          $    55.7
Adjustments to reconcile net income to net cash provided by operating activities:
   Undistributed earnings of subsidiary..........................................              (52.5)
   Amortization of debt issuance costs...........................................                0.3
   Changes in operating assets and liabilities:
       Interest receivable.......................................................               (0.8)
       Accounts payable and accrued expenses.....................................                2.3
       Income taxes..............................................................                1.9
                                                                                           ---------
Cash provided by operating activities............................................                6.9

Investing activities
Capital contribution to subsidiary...............................................              (28.9)
                                                                                           ---------
Cash used in investing activities................................................              (28.9)

Financing activities
Net proceeds from common stock issued in the initial public offering.............            1,890.4
Net proceeds from issuance of Equity Security Units..............................              219.8
Payments to eligible statutory members in the demutualization....................           (2,063.6)
                                                                                           ---------
Cash provided by financing activities............................................               46.6
                                                                                           ---------
Change in cash and cash equivalents..............................................               24.6
Cash and cash equivalents at beginning of period.................................                 --
                                                                                           ---------
Cash and cash equivalents at end of period.......................................          $    24.6
                                                                                           =========

See accompanying notes.

                                 Anthem, Inc.
                             (Parent Company Only)
                    Notes to Condensed Financial Statements

                               December 31, 2001

                             (Dollars in Millions)

1.  Basis of Presentation and Significant Accounting Policy

   On November 2, 2001, Anthem Insurance Companies, Inc. ("Anthem Insurance") converted from a mutual insurance company to a stock insurance company. The demutualization was accounted for as a reorganization using the historical carrying values of the assets and liabilities of Anthem Insurance. Accordingly, immediately following the demutualization and the initial public offering, Anthem Insurance's policyholders' surplus was reclassified to par value of common stock and additional paid in capital. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. ("Anthem").

   In the parent company financial statements, Anthem's investment in subsidiary is stated at cost plus equity in undistributed earnings of the subsidiary since the effective date of the demutualization on November 2, 2001. Anthem's share of net income of its unconsolidated subsidiary is included in income using the equity method of accounting.

   Parent company only financial statements should be read in conjunction with Anthem's audited consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Form 10-K.

2.  Investment in Subsidiary

   Following the demutualization and initial public offering, Anthem made a capital contribution to Anthem Insurance in the amount of $28.9.

3.  Long Term Debt

   On November 2, 2001, Anthem issued 4,600,000 of 6.00% Equity Security Units. Each Unit contains a 5.95% subordinated debenture. The debentures are unsecured and are subordinated in right of payment to all of Anthem's existing and future senior indebtedness. The debentures will mature on November 15, 2006. Each debenture will initially bear interest at the rate of 5.95% per year, payable quarterly, commencing February 15, 2002, subject to Anthem's rights to defer these payments.

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities totaling $800.0. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under the facilities. Each credit agreement requires Anthem to maintain certain financial ratios and contains minimal restrictive covenants. Availability under these facilities is reduced by the amount of any commercial paper outstanding under Anthem Insurance's commercial paper program. No amounts were outstanding under these facilities at December 31, 2001 or during the year then ended.

   Subsequent to December 31, 2001, Anthem and Anthem Insurance entered into two new agreements allowing aggregate indebtedness of $135.0. Anthem will guarantee all obligations of Anthem Insurance under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's guarantee of Anthem's obligations under the facilities.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ANTHEM, INC.

                                               By:    /s/  LARRY C. GLASSCOCK
                                                   -----------------------------
                                                        Larry C. Glasscock
                                                   President and Chief Executive
                                                              Officer
Dated: March 25, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                          Title                  Date
            ----                          -----                  ----

   /s/  LARRY C. GLASSCOCK    President, Chief Executive    March 25, 2002
-----------------------------   Officer and Director
     Larry C. Glasscock         (Principal Executive
                                Officer)

    /S/  MICHAEL L. SMITH     Executive Vice President and  March 25, 2002
-----------------------------   Chief Financial and
      Michael L. Smith          Accounting Officer
                                (Principal Financial and
                                Principal Accounting
                                Officer)

      /S/  L. BEN LYTLE       Director                      March 25, 2002
-----------------------------
        L. Ben Lytle

     /S/  SUSAN B. BAYH       Director                      March 25, 2002
-----------------------------
        Susan B. Bayh

    /S/  WILLIAM B. HART      Director                      March 25, 2002
-----------------------------
       William B. Hart

    /S/  ALLAN B. HUBBARD     Director                      March 25, 2002
-----------------------------
      Allan B. Hubbard

     /S/  VICTOR S. LISS      Director                      March 25, 2002
-----------------------------
       Victor S. Liss

    /S/  WILLIAM G. MAYS      Director                      March 25, 2002
-----------------------------
       William G. Mays

 /S/  JAMES W. MCDOWELL, JR.  Director                      March 25, 2002
-----------------------------
   James W. McDowell, Jr.

   /S/  B. LARAE ORULLIAN     Director                      March 25, 2002
-----------------------------
      B. LaRae Orullian

 /S/  DONALD W. RIEGLE, JR.   Director                      March 25, 2002
-----------------------------
Senator Donald W. Riegle, Jr.

          Signature                        Title                  Date
          ---------                        -----                  ----

    /s/  WILLIAM J. RYAN       Director                      March 25, 2002
------------------------------
       William J. Ryan

  /s/  GEORGE A. SCHAEFER, JR. Director                      March 25, 2002
------------------------------
   George A. Schaefer, Jr.

  /s/  DENNIS J. SULLIVAN, JR. Director                      March 25, 2002
------------------------------
   Dennis J. Sullivan, Jr.

                               INDEX TO EXHIBITS

Exhibit
Number                                                Document
------                                                --------

  2.1   Plan of Conversion (1)

  2.2   Alliance Agreement, dated as of May 30, 2001, between Blue Cross and Blue Shield of Kansas, Inc.
        and Anthem Insurance Companies, Inc. (exhibits thereto will be furnished supplementally to the
        Securities and Exchange Commission upon request) (1)

  3.1   Restated Articles of Incorporation of the Registrant (1)

  3.2   By-Laws of the Registrant (1)

  4.1   Form of certificate for the common stock, $0.01 par value per share, of the Registrant (1)

  4.2   Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant

  4.3   Indenture, dated as of November 2, 2001, by and between Anthem, Inc. and The Bank of New York, as trustee (2)

  4.4   First Supplemental Indenture, dated as of November 2, 2001, between Anthem, Inc. and The Bank of
        New York, as trustee (2)

  4.5   Purchase Contract Agreement, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as purchase contract agent (2)

  4.6   Pledge Agreement, dated as of November 2, 2001, among Anthem, Inc., The Chase Manhattan Bank, as collateral agent, as custodial agent and as securities intermediary, and The Bank of New York, as purchase contract agent (2)

  4.7   Form of Debenture (Included in Exhibit 4.4) (2)

  4.8   Form of Normal Unit (Included in Exhibit 4.5) (2)

  4.9   Form of Stripped Unit (Included in Exhibit 4.5) (2)

 4.10   Form of Remarketing Agreement (3)

 4.11   Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies,
        Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent,
        Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent (2)

 4.12   364-Day Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies,
        Inc., Anthem, Inc., the Lenders party thereto, the Chase Manhattan Bank, as Administrative Agent,
        Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent (2)

 10.1*  Anthem 2001 Stock Incentive Plan (1)

 10.2*  Anthem Employee Stock Purchase Plan (1)

 10.3*  Employment Agreement by and between Anthem Insurance Companies, Inc. and Larry C.
        Glasscock, dated as of October 22, 1999 (1)

 10.4*  Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, dated as of January 1, 2000 (1)

 10.5*    (i)  Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R.
               Nussbaum, M.D., dated as of January 2, 2001 (1)

          (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
               Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2002

Exhibit
Number                                           Document
------                                           --------

  10.6* Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith,
        dated as of January 1, 2000 (1)

  10.7*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W.
              Dorr, dated as of January 1, 1999 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Marjorie W. Dorr, effective as of January 1, 2000 (1)

        (iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Marjorie W. Dorr, effective as of July 29, 2000 (1)

         (iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Marjorie W. Dorr, effective as of January 1, 2001 (1)

          (v) Amendment Four to Employment Agreement by and between Anthem Insurance Companies,
              Inc.  and Marjorie W. Dorr, effective as of January 1, 2002

  10.8*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R.
              Faller,  dated as of January 1, 1999 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Keith R. Faller, effective as of January 1, 2000 (1)

        (iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Keith R. Faller, effective as of January 1, 2001 (1)

         (iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Keith R. Faller, effective as of January 1, 2002

  10.9*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D.
              Houk, dated as of August 12, 2000 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Michael D. Houk, effective as of January 1, 2002

 10.10*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S.
              Matthews, dated as of April 1, 1999 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Caroline S. Matthews, effective as of January 1, 2000 (1)

        (iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Caroline S. Matthews, effective as of January 1, 2001 (1)

         (iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Caroline S. Matthews, effective as of January 1, 2002

 10.11*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and John M.
              Murphy, dated as of September 6, 2000 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and John M. Murphy, effective as of January 1, 2002

 10.12*   (i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane
              Niederberger, dated as of February 22, 1999 (1)

         (ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Jane Niederberger, effective as of January 1, 2000 (1)

        (iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies,
              Inc. and Jane Niederberger, effective as of January 1, 2002

Exhibit
Number                                             Document
------                                             --------

 10.13* Letter from Anthem Insurance Companies, Inc. to L. Ben Lytle regarding retirement benefits (1)

 10.14* (i)   Anthem Deferred Compensation Plan (1)

        (ii)  First Amendment to Anthem Deferred Compensation Plan (1)

        (iii) Second Amendment to Anthem Deferred Compensation Plan (1)

 10.15* Anthem Board of Directors Deferred Compensation Plan (1)

 10.16* (i)   Anthem Supplemental Executive Retirement Plan (1)

        (ii)  First Amendment to Anthem Supplemental Executive Retirement Plan (1)

        (iii) Second Amendment to Anthem Supplemental Executive Retirement Plan (1)

 10.17* Anthem 1998 Long-Term Incentive Plan (1)

 10.18* Anthem 2001-2003 Long-Term Incentive Plan (1)

 10.19* Anthem Annual Incentive Plan (1)

 10.20* Anthem Directed Executive Compensation Plan (1)

 10.21* Anthem Split Dollar Life Insurance Program (1)

 10.22  Blue Cross License Agreement by and between Blue Cross and Blue Shield Association and the
        Registrant, dated November 2, 2001.

 10.23  Blue Shield License Agreement by and between Blue Cross and Blue Shield Association and the
        Registrant, dated November 2, 2001.

    21  Subsidiaries of the Registrant

    23  Consent of Independent Auditors

    99  Risk Factors

--------
*  Indicates management contracts or compensatory plans or arrangements.
(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-67714) as filed with the Commission is incorporated herein by reference.
(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
(3) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-70566) as filed with the Commission is incorporated herein by reference.