Form 10-Q
period 2002-03-31
ANTHEM INC
filed 2002-05-10
CIK 1156039

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

    [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 2002

                                      OR

    [_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission file number: 001-16751

                                 ANTHEM, INC.
            (Exact name of registrant as specified in its charter)

                       INDIANA                 35-2145715
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)        Identification Number)

                120 MONUMENT CIRCLE,
                INDIANAPOLIS, INDIANA          46204-4903
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Title of Each Class    Outstanding at May 3, 2002
                 -------------------    --------------------------
               Common Stock, $0.01 par
                        value              103,345,192 shares

================================================================================

                                 Anthem, Inc.

                         Quarterly Report on Form 10-Q
                      For the Period Ended March 31, 2002

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.....................................................................   1
   Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001............   1
   Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001
     (Unaudited).................................................................................   2
   Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2002 and
     2001 (Unaudited)............................................................................   3
   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001
     (Unaudited).................................................................................   4
   Notes to Consolidated Financial Statements (Unaudited)........................................   5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....  13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...............................  25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings........................................................................  25
ITEM 2. Changes in Securities and Use of Proceeds................................................  29
ITEM 3. Defaults Upon Senior Securities..........................................................  30
ITEM 4. Submission of Matters to a Vote of Security Holders......................................  30
ITEM 5. Other Information........................................................................  30
ITEM 6. Exhibits and Reports on Form 8-K.........................................................  30

SIGNATURES.......................................................................................  31

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                 Anthem, Inc.
                          Consolidated Balance Sheets

                                                                                       March 31,  December 31,
                                                                                         2002         2001
                                                                                      ----------- ------------
                                                                                      (Unaudited)
                                                                                        (In Millions, Except
                                                                                            Share Data)
Assets
Current assets:
   Investments available-for-sale, at fair value:
       Fixed maturity securities.....................................................  $3,768.5     $3,882.7
       Equity securities.............................................................     192.4        189.1
                                                                                       --------     --------
                                                                                        3,960.9      4,071.8
   Cash and cash equivalents.........................................................     456.3        406.4
   Premium and self funded receivables...............................................     610.6        544.7
   Reinsurance receivables...........................................................      77.6         76.7
   Other receivables.................................................................     275.3        169.1
   Other current assets..............................................................      37.5         31.2
                                                                                       --------     --------
Total current assets.................................................................   5,418.2      5,299.9
Restricted cash and investments......................................................      39.6         39.6
Property and equipment...............................................................     406.6        402.3
Goodwill.............................................................................     342.8        338.1
Other intangible assets..............................................................     126.2        129.3
Other noncurrent assets..............................................................      69.6         67.4
                                                                                       --------     --------
Total assets.........................................................................  $6,403.0     $6,276.6
                                                                                       ========     ========
Liabilities and shareholders' equity
Liabilities
Current liabilities:
   Policy liabilities:
       Unpaid life, accident and health claims.......................................  $1,528.1     $1,411.3
       Future policy benefits........................................................     251.0        247.9
       Other policyholder liabilities................................................      56.1         57.3
                                                                                       --------     --------
   Total policy liabilities..........................................................   1,835.2      1,716.5
   Unearned income...................................................................     328.7        320.6
   Accounts payable and accrued expenses.............................................     245.8        331.0
   Bank overdrafts...................................................................     360.2        310.7
   Income taxes payable..............................................................      54.1         52.4
   Other current liabilities.........................................................     184.0        231.4
                                                                                       --------     --------
Total current liabilities............................................................   3,008.0      2,962.6
Long term debt, less current portion.................................................     818.7        818.0
Retirement benefits..................................................................      97.3         96.1
Other noncurrent liabilities.........................................................     353.0        339.9
                                                                                       --------     --------
Total liabilities....................................................................   4,277.0      4,216.6
Shareholders' equity
Preferred stock, without par value, shares authorized--100,000,000; shares issued and
  outstanding--none..................................................................        --           --
Common stock, par value $0.01, shares authorized--900,000,000; shares issued and
  outstanding: 2002, 103,323,299; 2001, 103,295,675..................................       1.1          1.1
Additional paid in capital...........................................................   1,960.9      1,960.8
Retained earnings....................................................................     155.5         55.7
Accumulated other comprehensive income...............................................       8.5         42.4
                                                                                       --------     --------
Total shareholders' equity...........................................................   2,126.0      2,060.0
                                                                                       --------     --------
Total liabilities and shareholders' equity...........................................  $6,403.0     $6,276.6
                                                                                       ========     ========

                            See accompanying notes.

                                 Anthem, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                         -------------------
                                                           2002       2001
                                                         --------   --------
                                                         (In Millions, Except
                                                           Per Share Data)
    Revenues
    Premiums............................................ $2,529.5   $2,268.9
    Administrative fees.................................    201.0      213.0
    Other revenue.......................................     18.1       11.5
                                                         --------   --------
       Total operating revenue..........................  2,748.6    2,493.4
    Net investment income...............................     60.5       53.9
    Net realized gains on investments...................      3.3       13.2
                                                         --------   --------
                                                          2,812.4    2,560.5
                                                         --------   --------
    Expenses
    Benefit expense.....................................  2,136.4    1,934.1
    Administrative expense..............................    505.6      499.4
    Interest expense....................................     17.6       14.4
    Amortization of goodwill and other intangible assets      3.3        7.7
    Demutualization expenses............................       --        0.6
                                                         --------   --------
                                                          2,662.9    2,456.2
                                                         --------   --------
    Income before income taxes and minority interest....    149.5      104.3
    Income taxes........................................     49.2       34.4
    Minority interest (credit)..........................      0.5       (0.7)
                                                         --------   --------
    Net income.......................................... $   99.8   $   70.6
                                                         ========   ========
    Net income per share (1):
       Basic............................................ $   0.97   $   0.68
                                                         ========   ========
       Diluted.......................................... $   0.95   $   0.68
                                                         ========   ========

--------
   (1) Prior year amounts represent pro forma earnings per share prior to the initial public offering.


                            See accompanying notes.

                                 Anthem, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                     Common Stock                         Accumulated
                                   ----------------- Additional              Other         Total
                                    Number of   Par   Paid in   Retained Comprehensive Shareholders'
                                     Shares    Value  Capital   Earnings    Income      Equity (1)
                                   ----------- ----- ---------- -------- ------------- -------------
                                                   (In Millions, Except Share Data)
Balance at December 31, 2001...... 103,295,675 $ 1.1  $1,960.8  $   55.7    $ 42.4       $2,060.0
Net income........................          --    --        --      99.8        --           99.8
Change in net unrealized losses on
  investments.....................          --    --        --        --     (33.9)         (33.9)
                                                                                         --------
Comprehensive income..............                                                           65.9
Adjustments related to the
  demutualization.................      27,624    --       0.1        --        --            0.1
                                   ----------- -----  --------  --------    ------       --------
Balance at March 31, 2002......... 103,323,299 $ 1.1  $1,960.9  $  155.5    $  8.5       $2,126.0
                                   =========== =====  ========  ========    ======       ========

Balance at December 31, 2000......          -- $  --  $     --  $1,848.6    $ 71.2       $1,919.8
Net income........................          --    --        --      70.6        --           70.6
Change in net unrealized losses on
  investments.....................          --    --        --        --      (9.5)          (9.5)
                                                                                         --------
Comprehensive income..............                                                           61.1
                                   ----------- -----  --------  --------    ------       --------
Balance at March 31, 2001.........          -- $  --  $     --  $1,919.2    $ 61.7       $1,980.9
                                   =========== =====  ========  ========    ======       ========

--------
   (1) - Prior year amounts represent "Policyholders' surplus" prior to demutualization.



                            See accompanying notes.

                                 Anthem, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                             ----------------
                                                              2002     2001
                                                             -------  -------
                                                               (In Millions)
Operating activities
Net income.................................................. $  99.8  $  70.6
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Net realized gains on investments........................    (3.3)   (13.2)
Depreciation, amortization and accretion....................    28.5     30.0
Deferred income taxes.......................................    13.6     12.2
   Changes in operating assets and liabilities, net
     of effect of purchases and divestitures:
       Restricted cash and investments......................      --    (46.2)
Receivables.................................................   (72.6)    39.5
Other assets................................................    (6.2)    (0.6)
Policy liabilities..........................................   118.8     48.7
Unearned income.............................................     8.2     85.8
Accounts payable and accrued expenses.......................   (85.2)   (48.2)
Other liabilities...........................................    79.6    (16.5)
Income taxes................................................     2.1     16.5
                                                             -------  -------
   Net cash provided by continuing operations...............   183.3    178.6
   Net cash used in discontinued operations.................      --     (0.1)
                                                             -------  -------
Cash provided by operating activities.......................   183.3    178.5

Investing activities
Purchases of investments....................................  (826.2)  (979.3)
Sales or maturities of investments..........................   730.3    891.3
Purchases of subsidiaries, net of cash acquired.............   (10.6)      --
Proceeds from sale of property and equipment................     0.9      0.1
Purchases of property and equipment.........................   (27.9)   (11.3)
                                                             -------  -------
Cash used in investing activities...........................  (133.5)   (99.2)

Financing activities
Adjustment to payments to eligible statutory members........     0.1       --
                                                             -------  -------
Cash provided by financing activities.......................     0.1       --
                                                             -------  -------
Change in cash and cash equivalents.........................    49.9     79.3
Cash and cash equivalents at beginning of period............   406.4    203.3
                                                             -------  -------
Cash and cash equivalents at end of period.................. $ 456.3  $ 282.6
                                                             =======  =======

                            See accompanying notes.

                                 Anthem, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2002
                   (Dollars in Millions, Except Share Data)

1. Basis of Presentation

   On November 2, 2001, Anthem Insurance Companies, Inc. ("Anthem Insurance") converted from a mutual insurance company to a stock insurance company in a process known as a demutualization. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. ("Anthem"). Effective with the demutualization, Anthem completed an initial public offering of 55,200,000 shares of common stock. The shares issued in the initial public offering are in addition to 48,095,675 shares of common stock (which will ultimately vary slightly as all distribution issues are finalized) distributed to eligible statutory members in the demutualization.

   The accompanying unaudited consolidated financial statements of Anthem Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three month periods ended March 31, 2002 and 2001 have been recorded. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in Anthem's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   Certain prior year balances have been reclassified to conform to current year presentation.

2. Acquisitions

   On April 29, 2002, Anthem and Trigon Healthcare, Inc. ("Trigon") announced that they entered into an agreement and plan of merger pursuant to which Trigon will become a wholly-owned subsidiary of Anthem. Trigon is Virginia's largest health care company and is the Blue Cross and Blue Shield licensee in the state of Virginia. Under the agreement, Trigon's shareholders will receive thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The value of the transaction is estimated to be approximately $4.0 billion, and is expected to close in three to six months, subject to regulatory and shareholder approvals.

   On February 28, 2002, a subsidiary of Anthem Insurance, Anthem Health Plans of Maine, Inc. completed its purchase of the remaining 50% ownership interest in Maine Partners Health Plan, Inc. ("MPHP") in accordance with a stock purchase agreement dated January 17, 2002. Full ownership of MPHP, an HMO serving southern Maine, is expected to result in expanded member service capabilities. The purchase price was $10.6 and resulted in $4.7 of non-tax deductible goodwill assigned to the East reportable segment. The Company previously consolidated the financial results of MPHP in its consolidated financial statements and recorded minority interest for the percentage not owned. The pro forma effects of the acquisition on results for periods preceding the purchase date are not material to the Company's consolidated financial statements.

   On May 30, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas ("BCBS-KS") signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. Hearings are scheduled to begin on June 7, 2002.

3. Goodwill and Other Intangible Assets

   On January 1, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company is required to complete its transitional impairment test of existing goodwill by June 30, 2002. This test will involve the use of estimates related to the fair value of the business with which the goodwill is associated. The Company does not expect any material impairment loss as a result of this test.

   Following is a summary of the change in the carrying amount of goodwill by reportable segment for the period ended March 31, 2002:

                                    Midwest  East  West  Specialty Total
                                    ------- ------ ----- --------- ------
      Balance as of January 1, 2002 $133.6  $121.5 $74.9   $8.1    $338.1
      Goodwill acquired............     --     4.7    --     --       4.7
                                    ------  ------ -----   ----    ------
      Balance as of March 31, 2002. $133.6  $126.2 $74.9   $8.1    $342.8
                                    ======  ====== =====   ====    ======

   The following table reflects the components of other intangible assets as of March 31, 2002 and December 31, 2001:

                                               March 31, 2002               December 31, 2001
                                       ------------------------------ ------------------------------
                                        Gross                  Net     Gross                  Net
                                       Carrying Accumulated  Carrying Carrying Accumulated  Carrying
                                        Amount  Amortization  Amount   Amount  Amortization  Amount
                                       -------- ------------ -------- -------- ------------ --------
Intangible assets with finite lives:
   Subscriber base....................  $ 64.9     $(32.1)    $ 32.8   $ 64.7     $(29.7)    $ 35.0
   Provider and hospital networks.....    24.2       (5.6)      18.6     24.2       (5.0)      19.2
   Other..............................    10.8       (3.5)       7.3     10.8       (3.2)       7.6
                                        ------     ------     ------   ------     ------     ------
                                          99.9      (41.2)      58.7     99.7      (37.9)      61.8
Intangible asset with indefinite life:
   Blue Cross and Blue Shield
     trademarks.......................    67.5         --       67.5     67.5         --       67.5
                                        ------     ------     ------   ------     ------     ------
                                        $167.4     $(41.2)    $126.2   $167.2     $(37.9)    $129.3
                                        ======     ======     ======   ======     ======     ======

   With the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill. The intangible asset established for Blue Cross and Blue Shield trademarks is deemed to have an indefinite life and is no longer amortized. The following table presents net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2001:

                                                                       Three Months
                                                                          Ended
                                                                         March 31
                                                                       ------------
                                                                        2002  2001
                                                                       -----  -----
Reported net income................................................... $99.8  $70.6
Amortization of goodwill (net of tax).................................    --    3.5
Amortization of Blue Cross and Blue Shield trademarks (net of tax)....    --    0.5
                                                                       -----  -----
Adjusted net income................................................... $99.8  $74.6
                                                                       =====  =====
Basic earnings per share:
   As reported and pro forma.......................................... $0.97  $0.68
   Amortization of goodwill (net of tax)..............................    --   0.03
   Amortization of Blue Cross and Blue Shield trademarks (net of tax).    --   0.01
                                                                       -----  -----
   Adjusted basic earnings per share.................................. $0.97  $0.72
                                                                       =====  =====
Diluted earnings per share:
   As reported and pro forma.......................................... $0.95  $0.68
   Amortization of goodwill (net of tax)..............................    --   0.03
   Amortization of Blue Cross and Blue Shield trademarks (net of tax).    --   0.01
                                                                       -----  -----
   Adjusted diluted earnings per share................................ $0.95  $0.72
                                                                       =====  =====

   Aggregate amortization expense for the three months ended March 31, 2002 was $3.3. Estimated amortization expense for each of the five calendar years ending December 31, is as follows:

                                   2002 $12.8
                                   2003   9.6
                                   2004   8.6
                                   2005   7.2
                                   2006   6.5

4. Earnings Per Share

   The following sets forth the denominator for basic and diluted earnings per share for the three months ended March 31, 2002. Weighted average shares used for basic earnings per share assumes that the adjustment to common stock issued in the demutualization occurred on January 1, 2002.

Denominator for basic earnings per share--weighted average shares................. 103,323,299
Effect of dilutive securities--employee stock options.............................     485,314
Effect of dilutive securities--incremental shares from conversion of Unit purchase
  contracts.......................................................................   1,011,959
                                                                                   -----------
Denominator for diluted earnings per share........................................ 104,820,572
                                                                                   ===========

   There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001, as shown below, was used to calculate pro forma earnings per share for the three months ended March 31, 2001.

Denominator for basic earnings per share--weighted average shares................. 103,295,675
Effect of dilutive securities--employee stock options.............................     313,397
Effect of dilutive securities--incremental shares from conversion of Unit purchase
  contracts.......................................................................     212,766
                                                                                   -----------
Denominator for diluted earnings per share........................................ 103,821,838
                                                                                   ===========

   On May 3, 2002, pursuant to the Company's 2001 Stock Incentive Plan (the "Stock Plan"), the Company granted 1,549,720 stock options to purchase shares of the Company's common stock to certain eligible executives, employees and non-employee directors. The exercise price of these options is $71.86 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors.

   On May 3, 2002, pursuant to the Stock Plan, the Company granted 93,600 shares of the Company's common stock as restricted stock awards to certain eligible executives at $71.86 per share, the fair value of the stock on the grant date. The shares vest on a pro-rata basis over the periods ending December 31, 2004 and 2005. None of the shares of restricted stock may be transferred or encumbered, except as provided for in the award agreements, until the restrictions on such shares lapse or are removed.

   The stock options and restricted stock awards will not be considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share, but will be included, from the grant date, in determining diluted earnings per share using the treasury stock method.

5. Credit Facilities

   Anthem has cash requirements of approximately $1.2 billion for the pending acquisition of Trigon, including both the cash portion of the purchase price and transaction costs. During April 2002, Anthem obtained a commitment for a bridge loan of up to $1.2 billion. Anthem plans to issue up to $1.0 billion of debt securities in a private placement or public offering to provide permanent financing for the acquisition. The net proceeds from issuance of these debt securities would reduce the amount of the commitment for the bridge loan and would be used to repay indebtedness under the bridge loan, to the extent it has been drawn down. Under the terms of the bridge loan commitment, which is subject to customary conditions, a required prepayment in an amount equal to all cash and cash equivalents of Trigon and its unregulated subsidiaries (which must be not less than $300.0) must be made no later than one month after the closing of the acquisition. All indebtedness under the bridge loan must be repaid in full no later than January 28, 2003.

   During February 2002, Anthem and Anthem Insurance entered into two new agreements allowing aggregate indebtedness of $135.0. Anthem will guarantee all obligations of Anthem Insurance under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's guarantee of Anthem's obligations under the facilities.

6. Stock Repurchase Program

   Anthem's Board of Directors approved a common stock repurchase program under which the Company may purchase up to $400.0 of shares from time to time, subject to business and market conditions. Shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. No shares were repurchased as of March 31, 2002. Through May 9, 2002, the Company repurchased 542,500 shares at a cost of $36.5.

7. Segment Information

   The following tables show financial data by segment for the three months ended March 31, 2002 and 2001:

                                                           Reportable Segments
                                          ------------------------------------------------------
                                                                            Other and
                                          Midwest   East   West  Specialty Eliminations  Total
                                          -------- ------ ------ --------- ------------ --------
Three Months Ended
  March 31, 2002
Operating revenue from external customers $1,451.8 $985.3 $221.2   $53.9      $ 36.4    $2,748.6
                                          ======== ====== ======   =====      ======    ========
Intersegment revenues.................... $     -- $   -- $   --   $66.2      $(66.2)   $     --
                                          ======== ====== ======   =====      ======    ========
Operating gain (loss).................... $   54.1 $ 42.2 $  7.5   $12.4      $ (9.6)   $  106.6
                                          ======== ====== ======   =====      ======    ========

                                                           Reportable Segments
                                          ------------------------------------------------------
                                                                            Other and
                                          Midwest   East   West  Specialty Eliminations  Total
                                          -------- ------ ------ --------- ------------ --------
Three Months Ended
  March 31, 2001
Operating revenue from external customers $1,219.9 $874.9 $176.5   $42.5      $179.6    $2,493.4
                                          ======== ====== ======   =====      ======    ========
Intersegment revenues.................... $     -- $   -- $   --   $46.6      $(46.6)   $     --
                                          ======== ====== ======   =====      ======    ========
Operating gain (loss).................... $   42.8 $ 22.6 $  0.2   $ 7.5      $(13.2)   $   59.9
                                          ======== ====== ======   =====      ======    ========

   A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three months ended March 31, 2002 and 2001 is as follows:

                                                            Three Months
                                                           Ended March 31
                                                           --------------
                                                            2002    2001
                                                           ------  ------
      Reportable segments operating gain.................. $106.6  $ 59.9
      Net investment income...............................   60.5    53.9
      Net realized gains on investments...................    3.3    13.2
      Interest expense....................................  (17.6)  (14.4)
      Amortization of goodwill and other intangible assets   (3.3)   (7.7)
      Demutualization expenses............................     --    (0.6)
                                                           ------  ------
      Income before income taxes and minority interest.... $149.5  $104.3
                                                           ======  ======

8. Contingencies

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

   On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company's Connecticut subsidiary. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits, one by the Connecticut State Dental Association, and the second by two dental providers, purportedly on behalf of a class of dental providers. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive).

   The Company intends to vigorously defend these proceedings. All of the proceedings are in the early stages of litigation, and their ultimate outcomes cannot presently be determined.

   Following the purchase of Blue Cross and Blue Shield of Maine ("BCBS-ME"), appeals were filed by two parties that intervened in the administrative proceedings before Maine's Superintendent of Insurance (the "Superintendent"), challenging the Superintendent's decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. In one appeal, Maine's Attorney General requested the Court to modify the Superintendent's decision, by requiring BCBS-ME to submit an update to the statutorily mandated appraisal of its fair market value and to deposit into the charitable foundation the difference between the net proceeds that have been transferred to the foundation and the final value of BCBS-ME, if greater. In the other appeal, a consumers' group also challenged that portion of the Superintendent's decision regarding the value of BCBS-ME. On December 21, 2001, the Court issued an opinion affirming the decision of the Superintendent of Insurance approving the conversion of BCBS-ME and the subsequent acquisition by Anthem Insurance. The Consumers for Affordable Health Care have appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. The Company does not believe that the Consumers' appeal will have a material adverse effect on its consolidated financial position or results of operations.

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

   In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental and administrative proceedings. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated results of operations or financial position.

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

   AdminaStar Federal, Inc. ("AdminaStar"), a subsidiary of Anthem Insurance, has received several subpoenas prior to May 2000 from the OIG and the U.S. Department of Justice, one seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and the others requesting certain financial records and information of AdminaStar and Anthem Insurance related to the Company's Medicare fiscal intermediary (Part A) and carrier (Part B) operations. The Company has made certain disclosures to the government relating to its Medicare Part B operations in Kentucky. The Company was advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from these reviews would not have a material adverse effect on the consolidated financial position or results of operations.

   As a Blue Cross Blue Shield Association licensee, the Company participates in the Federal Employee Program ("FEP"), a nationwide contract with the Federal Office of Personnel Management to provide coverage to federal employees and their dependents. On July 11, 2001, the Company received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised the Company that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against the Company's FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government's ongoing review. The Company is currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews cannot be determined at this time.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

   We are one of the nation's largest health benefits companies and an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to over eight million members throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado and Nevada.

   Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our business units with a local focus to address each geographic region's unique market, regulatory and healthcare delivery characteristics. Our geographic health segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; and West, which includes Colorado and Nevada.

   In addition to our three geographic health segments, our reportable segments include a Specialty segment that contains business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and third party occupational health services. Our Other segment is comprised of AdminaStar Federal, intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments. AdminaStar Federal is a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio. In 2001, our Other segment also contained Anthem Alliance Health Insurance Company, or Anthem Alliance. Anthem Alliance was a subsidiary that primarily provided health care benefits and administration in nine states for the Department of Defense's TRICARE Program for military families. We sold our TRICARE operations on May 31, 2001.

   We offer our health benefits customers traditional indemnity products and a diversified mix of managed care products, including health maintenance organizations or HMOs, preferred provider organizations or PPOs, and point of service or POS plans. We also provide a broad array of managed care services and partially insured products to self-funded employers, including underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, claims processing and other administrative services. Our operating revenue consists of premiums, administrative service fees and other revenue. The premiums come from fully or partially insured contracts where we indemnify our policyholders against loss. The administrative fees come from self-funded contracts where our contract holders are wholly or partially self-insured and from the administration of Medicare programs. Other revenue is principally generated by our pharmacy benefit management company in the form of co-pays and deductibles paid by the member associated with the sale of mail order drugs.

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

   On April 29, 2002, Anthem and Trigon Healthcare, Inc. ("Trigon") announced that they entered into an agreement and plan of merger pursuant to which Trigon will become a wholly-owned subsidiary of Anthem. Trigon is Virginia's largest health care company and is the Blue Cross and Blue Shield licensee in the State of Virginia. Under the agreement, Trigon's shareholders will receive thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The value of the transaction is estimated to be approximately $4.0 billion, and is expected to close in three to six months, subject to regulatory and shareholder approvals. Trigon reported the following unaudited financial results for the periods ended March 31, 2002 and 2001:

                                         2002    2001
                                        ------  ------
                                        ($ in Millions)
                         Total revenues $825.7  $728.2
                         Net income....   35.2    32.4

   As of March 31, 2002, Trigon reported total assets of $2.7 billion, total liabilities of $1.7 billion and total shareholders' equity of $1.0 billion.

   We sold our TRICARE operations on May 31, 2001. The results of our TRICARE operations during 2001 are reported in our Other segment and for the three months ended March 31, 2001 were $146.9 million in operating revenue and $1.1 million in operating gain.

   On May 30, 2001, we signed a definitive agreement with Blue Cross and Blue Shield of Kansas, or BCBS-KS, pursuant to which BCBS-KS would become a wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On March 7, 2002, BCBS-KS appealed the Kansas Insurance Commissioner's decision and sought to have the decision overturned in Shawnee County District Court. We joined BCBS-KS in the appeal, which is now scheduled for hearings to begin on June 7, 2002.

   This management's discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2002 and 2001 included in this Form 10-Q.

MEMBERSHIP--THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

   We categorize our membership into seven different customer types: Local Large Group, Small Group, Individual, National, Medicare + Choice, Federal Employee Program and Medicaid.

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

    . Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs which we manage for the states of Connecticut and New Hampshire.

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

   The following table presents our membership count by segment, customer type and funding arrangement as of March 31, 2002 and 2001. The membership data presented are unaudited and in certain instances include our estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

                                        March 31
                                       -----------
                                       2002  2001  Change % Change
                                       ----- ----- ------ --------
                                             (In Thousands)
              Segment
              Midwest................. 5,070 4,760   310       7%
              East.................... 2,292 2,186   106       5
              West....................   809   662   147      22
                                       ----- -----  ----    ----
              Total without TRICARE... 8,171 7,608   563       7
              TRICARE.................    --   419  (419)   (100)
                                       ----- -----  ----    ----
                 Total................ 8,171 8,027   144       2%
                                       ===== =====  ====    ====
              Customer Type
              Local Large Group....... 2,792 2,750    42       2%
              Small Group.............   811   790    21       3
              Individual..............   730   663    67      10
              National accounts (1)... 3,163 2,774   389      14
              Medicare + Choice.......   101   100     1       1
              Federal Employee Program   449   426    23       5
              Medicaid................   125   105    20      19
                                       ----- -----  ----    ----
              Total without TRICARE... 8,171 7,608   563       7
              TRICARE.................    --   419  (419)   (100)
                                       ----- -----  ----    ----
                 Total................ 8,171 8,027   144       2%
                                       ===== =====  ====    ====
              Funding Arrangement
              Self-funded............. 4,294 3,914   380      10%
              Fully insured........... 3,877 3,694   183       5
                                       ----- -----  ----    ----
              Total without TRICARE... 8,171 7,608   563       7
              TRICARE.................    --   419  (419)   (100)
                                       ----- -----  ----    ----
                 Total................ 8,171 8,027   144       2%
                                       ===== =====  ====    ====

--------
(1) Includes BlueCard members of 1,933 as of March 31, 2002, and 1,508 as of March 31, 2001.

   Our TRICARE program provided managed care services to active and retired military personnel and their dependents. We sold our TRICARE business on May 31, 2001, and thus we had no TRICARE members as of March 31, 2002. At March 31, 2001, our TRICARE membership totaled 419,000 and was fully insured.

   During the twelve months ended March 31, 2002, total membership increased 144,000, or 2%. Excluding our TRICARE business from 2001, membership increased 563,000, or 7%, primarily due to National, Individual and Local Large Group businesses. National membership increased 389,000, or 14%, primarily due to a significant increase in BlueCard activity and sales in our National accounts business. Individual membership increased 67,000, or 10%, with the majority of this growth resulting from higher sales in our under 65 business in all segments. Local Large Group membership, which includes both fully insured and self-funded business, increased 42,000, or 2%, primarily due to sales of new accounts and retention of insured business which more than offset a decrease in self-funded business. Local Large Group self-funded membership decreased slightly, particularly in the Midwest.

   Medicare + Choice membership increased 1,000, or 1%. Excluding our withdrawal from the Medicare + Choice market in Colorado as of January 1, 2002, Medicare + Choice membership increased 11,000, or 12%. This increase was primarily due to new business in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product. Our Medicare + Choice membership in Colorado was 10,000 at March 31, 2001.

   Self-funded membership increased 380,000, or 10%, primarily due to an increase in BlueCard membership. Fully insured membership, excluding our TRICARE business from 2001, grew by 183,000 members, or 5%, from March 31, 2001, primarily in Individual, Local Large Group and Small Group businesses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

   The following table presents our consolidated results of operations for the three months ended March 31, 2002 and 2001:

                                                                      Three Months Ended
                                                                           March 31                 Change
                                                                   ------------------------  ----------------
                                                                     2002         2001         $        %
                                                                   --------  --------------- ------  --------
                                                                             ($ in Millions)
Operating revenue and premium equivalents (1)..................... $3,793.2     $3,390.1     $403.1        12%
                                                                   ========     ========     ======  ========
Premiums.......................................................... $2,529.5     $2,268.9     $260.6        11%
Administrative fees...............................................    201.0        213.0      (12.0)       (6)
Other revenue.....................................................     18.1         11.5        6.6        57
                                                                   --------     --------     ------  --------
   Total operating revenue........................................  2,748.6      2,493.4      255.2        10

Benefit expense...................................................  2,136.4      1,934.1      202.3        10
Administrative expense............................................    505.6        499.4        6.2         1
                                                                   --------     --------     ------  --------
   Total operating expense........................................  2,642.0      2,433.5      208.5         9
                                                                   --------     --------     ------  --------

Operating gain....................................................    106.6         59.9       46.7        78

Net investment income.............................................     60.5         53.9        6.6        12
Net realized gains on investments.................................      3.3         13.2       (9.9)      (75)
Interest expense..................................................     17.6         14.4        3.2        22
Amortization of goodwill and other intangible assets..............      3.3          7.7       (4.4)      (57)
Demutualization expenses..........................................       --          0.6       (0.6)     (100)
                                                                   --------     --------     ------  --------
Income before taxes and minority interest.........................    149.5        104.3       45.2        43

Income taxes......................................................     49.2         34.4       14.8        43
Minority interest (credit)........................................      0.5         (0.7)       1.2       NM (2)
                                                                   --------     --------     ------  --------
Net income........................................................ $   99.8     $   70.6     $ 29.2        41%
                                                                   ========     ========     ======  ========
Benefit expense ratio (3).........................................     84.5%        85.2%             (70) bp (4)
Administrative expense ratio: (5).................................
    Calculated using operating revenue (6)........................     18.4%        20.0%            (160) bp (4)
    Calculated using operating revenue and premium equivalents (7)     13.3%        14.7%            (140) bp (4)
Operating margin (8)..............................................      3.9%         2.4%              150 bp (4)

   The following definitions are also applicable to all other tables and schedules in this discussion:

   (1) Operating revenue and premium equivalents is a measure of the volume of business commonly used in the health insurance industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the three months ended March 31, 2002 were $1,044.6 million and for the three months ended March 31, 2001 were $896.7 million.

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

   (8) Operating margin = Operating gain / Total operating revenue.

   Premiums increased $260.6 million, or 11%, to $2,529.5 million in 2002. Excluding our TRICARE business from 2001, premiums increased $369.8 million, or 17%, primarily due to premium rate increases, particularly in our Local Large Group and Small Group businesses, and higher membership in all of our business segments. Our Midwest premiums increased due to higher membership and premium rate increases in our group accounts (both Local Large Group and Small Group). Our East and West premiums increased primarily due to premium rate increases and higher membership in both our Local Large Group and Small Group businesses.

   Administrative fees decreased $12.0 million, or 6%, from $213.0 million in 2001 to $201.0 million in 2002 primarily due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, administrative fees increased $25.7 million, or 15%, primarily from membership growth in National account self-funded business. Excluding our TRICARE business from 2001, other revenue, which is comprised principally of co-pays and deductibles paid by the member associated with Anthem Prescription Management's, or APM's, sale of mail order drugs, increased $6.6 million, or 57%. APM is our pharmacy benefit manager and provides its services principally to other Anthem affiliates. Mail order revenues increased primarily due to additional volume resulting from the introduction of APM as the pharmacy benefit manager at Blue Cross and Blue Shield of Colorado and Nevada, or BCBS-CO/NV and Blue Cross and Blue Shield of Maine, or BCBS-ME, in the second quarter of 2001.

   Benefit expense increased $202.3 million, or 10%, in 2002. Excluding our TRICARE business from 2001, benefit expense increased $311.3 million, or 17%, due to higher average membership and increasing cost of care. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 70 basis points from 85.2% in 2001 to 84.5% in 2002 primarily due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, our benefit expense ratio remained flat at 84.5%.

   Overall, our cost of care trends have been approximately 13%, using a rolling 12-month calculation through March 2002. Outpatient and professional services cost increases for the quarter have varied among regions and products. For the rolling 12-month period ended March 31, 2002 compared to the rolling 12-month period ended

March 31, 2001, outpatient cost increases were approximately 13% while professional services cost increases were approximately 11%. These increases resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend toward a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness of and demand for diagnostic procedures such as magnetic resonance imagings, or MRIs. In addition, improved medical technology has allowed more complicated medical procedures to be performed on an outpatient basis rather than on an inpatient (hospitalized) basis, increasing both outpatient utilization rates and unit costs.

   Prescription drug cost increases for the 12-month period ended March 31, 2002 compared to the 12-month period ended March 31, 2001 varied among regions and by product, but were approximately 18%. These cost increases resulted from the introduction of new, higher cost drugs and higher overall utilization. In response to increasing prescription drug costs, we continue to implement three-tiered drug programs for our members. Three-tiered drug programs reflect benefit designs that have three co-payment levels which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are a list of prescription drugs that have been reviewed and selected for their quality and efficacy by a committee of practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these listed brand name and generic drugs to ensure members receive quality and cost-effective medication.

   Growth in inpatient costs was approximately 11% for the 12-month period ended March 31, 2002 compared to the 12-month period ended March 31, 2001. This increase was due to re-negotiation of provider contracts and higher overall utilization. Hospitals have taken a more aggressive stance in their contracting with health insurance companies as a result of reduced hospital reimbursements from Medicare and pressure to recover the costs of additional investments in new medical technology and facilities.

   Administrative expense increased $6.2 million, or 1%, for the three months ended March 31, 2002. Excluding our TRICARE business from 2001, administrative expense increased $43.0 million, or 9%, primarily due to commissions and premium taxes, which vary with premium, higher employment costs and other additional costs associated with higher membership and investments in technology. Excluding our TRICARE business from 2001, our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 100 basis points to 13.3% primarily due to operating revenue growth and continued focus on cost containment efforts.

   Net investment income increased $6.6 million, or 12%, primarily due to our higher average investment portfolio balances for the first three months of 2002, as compared to the average for the first three months of 2001. The higher portfolio balances included net cash generated from operations, as well as cash generated from improved balance sheet management, such as quicker collection of receivables. As returns on fixed maturity portfolios are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

   Net realized gains on investments decreased from $13.2 million for the three months ended March 31, 2001 to $3.3 million for the three months ended March 31, 2002. Net realized capital gains from sale of equities decreased $2.6 million, or 90%, to $0.3 million in 2002 from $2.9 million in 2001. Net realized capital gains from sale of fixed income securities decreased $7.3 million, or 71%, to $3.0 million in 2002 from $10.3 million in 2001. Net gains or losses on investments are influenced by market conditions when or if an investment is sold, and will vary from period to period.

   Interest expense increased $3.2 million, or 22%, primarily reflecting the issuance of our 6.00% Equity Security Units, or Units, on November 2, 2001.

   Amortization of goodwill and other intangible assets decreased $4.4 million, or 57%, from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily due to adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. See Note 3 to our March 31, 2002 unaudited consolidated financial statements for additional information.

   Income tax expense increased $14.8 million, or 43%, primarily due to higher income before taxes. Our effective income tax rate was 32.9% in the first quarter of 2002 and 33.0% in the first quarter of 2001.

   Net income increased $29.2 million, or 41%, primarily due to the improvement in our operating results, higher net investment income and lower amortization of goodwill and other intangible assets resulting from the adoption of FAS No. 142 on January 1, 2002. Assuming FAS 142 had been in effect for the quarter ended March 31, 2001, our net income would have increased $25.2 million, or 34%.

Midwest

   Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents our Midwest segment's summarized results of operations for the three months ended March 31, 2002 and 2001:

                                       Three Months
                                      Ended March 31
                                    ------------------
                                      2002      2001    % Change
                                    --------  --------  --------
                                      ($ in Millions)
               Operating Revenue... $1,451.8  $1,219.9     19%
               Operating Gain...... $   54.1  $   42.8     26%
               Operating Margin....      3.7%      3.5%    20 bp
               Membership (in 000s)    5,070     4,760      7%

   Operating revenue increased $231.9 million, or 19%, in 2002 primarily due to premium rate increases, membership gains, particularly in Local Large Group fully insured business, Small Group and Medicare + Choice, and overall good service that resulted in increased retention.

   Operating gain increased $11.3 million, or 26%, resulting in an operating margin of 3.7% at March 31, 2002, a 20 basis point improvement from the three months ended March 31, 2001. This improvement was primarily due to revenue growth and effective expense control. Administrative expense increased at a slower rate than premiums as we gained operating efficiencies and leveraged our fixed costs over higher membership.

   Membership increased 310,000, or 7%, to 5.1 million members, primarily due to growth in National business and additional sales in Individual business. Retention of members was favorable in all lines of business.

East

   Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents our East segment's summarized results of operations for the three months ended March 31, 2002 and 2001.

                                        Three Months
                                       Ended March 31
                                       --------------    %
                                        2002    2001   Change
                                       ------  ------  ------
                                       ($ in Millions)
                  Operating Revenue... $985.3  $874.9    13%
                  Operating Gain...... $ 42.2  $ 22.6    87%
                  Operating Margin....    4.3%    2.6%  170 bp
                  Membership (in 000s)  2,292   2,186     5%

   Operating revenue increased $110.4 million, or 13%, in 2002 due to premium rate increases and higher Small Group membership.

   Operating gain increased $19.6 million, or 87%, primarily due to improved underwriting results, primarily in New Hampshire and Maine group business. Operating margin increased 170 basis points to 4.3% for the three months ended March 31, 2002.

   Membership increased 106,000, or 5%, primarily in National accounts business.

   On February 28, 2002, a subsidiary of Anthem Insurance, Anthem Health Plans of Maine, Inc., completed its purchase of the remaining 50% ownership interest in Maine Partners Health Plan, Inc. for an aggregate purchase price of $10.6 million. We had previously consolidated the financial results of this entity in our consolidated financial statements and recorded minority interest for the percentage we did not own.

West

   Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. The following table presents our West segment's summarized results of operations for the three months ended March 31, 2002 and 2001:

                                      Three Months Ended
                                           March 31
                                      -----------------
                                        2002      2001   % Change
                                       ------    ------  --------
                                       ($ in Millions)
                 Operating Revenue... $221.2     $176.5     25%
                 Operating Gain...... $  7.5     $  0.2     NM
                 Operating Margin....    3.4%       0.1%   330 bp
                 Membership (in 000s)    809        662     22%

   Operating revenue increased $44.7 million, or 25%, primarily due to higher premium rates designed to bring our pricing in line with claim trends, and higher membership in Local Large Group, Small Group and Individual businesses.

   Operating gain increased $7.3 million to $7.5 million in 2002, primarily due to improved underwriting performance and higher average membership, particularly in our Local Large Group, Small Group and Individual businesses. In addition, we were able to leverage our fixed costs over a significantly increased membership base. These improvements in our operating gain resulted in a 330 basis point increase in operating margin to 3.4% in 2002.

   Membership increased 147,000, or 22%, to 809,000, due to higher sales in Local Large Group, Small Group and Individual businesses and increased National Accounts business, primarily BlueCard activity. We exited the Medicare + Choice market in Colorado effective January 1, 2002. At March 31, 2001, our Medicare + Choice membership in Colorado was approximately 10,000. We expect no material effect on operating results from exiting this market.

Specialty

   Our Specialty segment includes our group life and disability, pharmacy benefit management, dental and vision administration services and third party occupational health services. The following table presents our Specialty segment's summarized results of operations for the three months ended March 31, 2002 and 2001:

                                      Three Months
                                     Ended March 31
                   -                 --------------
                                      2002    2001   % Change
                                     ------   -----  --------
                                     ($ in Millions)
                   Operating Revenue $120.1   $89.1     35%
                   Operating Gain... $ 12.4   $ 7.5     65%
                   Operating Margin.   10.3%    8.4%   190 bp

   Operating revenue increased $31.0 million, or 35%, primarily due to higher revenue at Anthem Prescription Management, or APM, and increased life and disability premiums. APM's operating revenue grew primarily due to increased mail order prescription volume and the implementation of APM's pharmacy benefit programs in the second quarter of 2001 by BCBS-CO/NV and BCBS-ME. Excluding our TRICARE business from 2001, mail service membership increased 20%, while retail service membership increased 20%. Excluding our TRICARE business from 2001, mail service prescription volume increased 31% and retail prescription volume increased 22%. Life and disability premiums increased primarily due to higher premium rates and higher membership.

   Operating gain increased $4.9 million, or 65%, primarily due to increased mail order prescription volume at APM and the leveraging of our fixed costs over increased membership. Improved APM results and the leveraging of fixed costs resulted in a 190 basis point increase in our operating margin to 10.3%.

Other

   Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare Parts A and B programs in Indiana, Illinois, Kentucky and Ohio, intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments. In 2001, our Other segment also contained Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense's TRICARE program for military families. Our TRICARE business was sold on May 31, 2001. The following table presents the summarized results of operations for our Other segment, including elimination of intersegment revenue, for the three months ended March 31, 2002 and 2001:

                                    Three Months Ended
                                         March 31
                                    -----------------
                                      2002      2001   % Change
                                     ------    ------  --------
                                     ($ in Millions)
                  Operating Revenue $(29.8)    $133.0     NM
                  Operating Loss... $ (9.6)    $(13.2)    27%

   Operating revenue decreased $162.8 million to $(29.8) million in 2002. Excluding intersegment operating revenue eliminations of $66.2 million in 2002 and $46.6 million in 2001, operating revenue decreased $143.2 million, or 80%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE business from 2001 and intersegment operating revenue eliminations, operating revenue increased $3.7 million, or 11%, primarily due to additional revenues at AdminaStar Federal.

   Certain corporate expenses are not allocated to our business segments. These unallocated expenses accounted for $19.1 million for the three months ended March 31, 2002 and $16.7 million for the three months ended March 31, 2001, and primarily included such items as incentive compensation, certain technology related expenses and certain costs associated with becoming an investor-owned company.

CRITICAL ACCOUNTING POLICIES

   Anthem considers some of its most important accounting policies to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets and our investment portfolio. Application of these and other accounting policies requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For more detailed discussion of these accounting policies, see Note 1 of our audited consolidated financial statements for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our accounting policy for goodwill and other intangible assets is discussed below as we adopted FAS 141 and FAS 142 on January 1, 2002.

Goodwill and Other Intangible Assets--FAS 141 and FAS 142

   On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We are required to complete our transitional impairment test of existing goodwill by June 30, 2002. This test will involve the use of estimates related to the fair value of the business with which the goodwill is associated. We do not expect any material impairment loss as a result of this test. See Note 3 to our March 31, 2002 unaudited consolidated financial statements for additional information.

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

Cash Flow for the Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

   Net cash flow provided by operating activities was $183.3 million for the quarter ended March 31, 2002, and $178.5 million for the quarter ended March 31, 2001, an increase of $4.8 million, or 3%. In 2002, there was an increase in net income of $34.0 million, a $70.1 million increase in policy liabilities due to growth in membership and a $46.2 million reduction of restricted cash due to the sale of the TRICARE operations in May 2001. Offsetting these positives was an increase in receivables of $112.1 million generally attributable to premium increases and a reduction of unearned income caused by an acceleration of cash collection in the first quarter 2001 that now is part of our normal course of business.

   Net cash used in investing activities was $133.5 million for the quarter ended March 31, 2002, and $99.2 million for the quarter ended March 31, 2001, an increase of $34.3 million, or 35%. This increase was due primarily to a reduction of cash balances held by our investment managers, an increase in capital expenditures and our purchase of the remaining 50% interest of Maine Partners Health Plan.

   There was no material financing activity during the first quarter of 2002.

Future Liquidity

   We have cash requirements of approximately $1.2 billion for the pending acquisition of Trigon, including both the cash portion of the purchase price and transaction costs. A commitment for a bridge loan of up to

$1.2 billion has been obtained. We plan to issue up to $1.0 billion of debt securities in a private placement or public offering to provide permanent financing for the acquisition. The net proceeds from issuance of these debt securities would reduce the amount of the commitment for the bridge loan and would be used to repay indebtedness under the bridge loan to the extent that it has been drawn down. Under the terms of the bridge loan commitment, which is subject to customary conditions, a required prepayment in an amount equal to all cash and cash equivalents of Trigon and its unregulated subsidiaries (which must be not less than $300 million) must be made no later than one month after the closing of the acquisition. All indebtedness under the bridge loan must be repaid in full no later than January 28, 2003. We plan to use the permanent financing and other sources of cash, including cash on hand, to fund the remaining purchase price or to repay any remaining indebtedness under the bridge loan promptly after completing the acquisition.

   Additional future liquidity needs may include acquisitions, operating expenses, common stock repurchases and capital contributions to our subsidiaries and will include interest and contract fee payments on our Units. We anticipate that we will purchase BCBS-KS with cash from current operations, pending the outcome of the appeal of the Kansas Insurance Commissioner's decision (see Note 2 to our March 31, 2002 unaudited consolidated financial statements). We plan to use all or any combination of the following to fund our liquidity needs: cash from operations, our investment portfolio, new borrowings under our credit facilities, and future equity and debt offerings. Our source of liquidity would be determined at the time of need, based on market conditions at that time.

Dividends from Subsidiaries

   The ability of our licensed insurance company subsidiaries to pay dividends to their parent companies is limited by regulations in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater or lesser (depending on state statute) of the prior year's statutory net income or 10% of statutory surplus. Dividends in excess of this amount are classified as extraordinary and require prior approval of the respective departments of insurance. Further, an insurance company may not pay a dividend unless, after such payment, its surplus is reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, as determined by the department of insurance. In connection with our acquisition of BCBS-ME further limitations were imposed on its ability to pay dividends. Until June 2005, BCBS-ME may not declare any dividend without the prior approval of the Department of Insurance of Maine.

   The dividends paid by regulated subsidiaries to Anthem Insurance were $368.1 million in 2001 and are expected to be approximately $300.0 million in 2002. In April 2002, Anthem Insurance paid $400.0 million to Anthem.

Credit Facilities and Commercial Paper

   On November 5, 2001, Anthem and Anthem Insurance entered into two new unsecured revolving credit facilities totaling $800.0 million. Anthem is jointly and severally liable for all borrowings under the facilities. Anthem also will be permitted to be a borrower under the facilities, if the Indiana Insurance Commissioner approves Anthem Insurance's joint liability for Anthem's obligations under the facilities. Borrowings under these facilities bear interest at rates, as defined in the agreements, which generally provide for three different interest rate alternatives. One facility, which provides for borrowings of up to $400.0 million, expires as of November 5, 2006. The other facility, which provides for borrowings of up to $400.0 million, expires as of November 4, 2002. Any amount outstanding under this facility as of November 4, 2002 (other than amounts which bear interest rates determined by a competitive bid process) may be converted into a one-year term loan at the option of Anthem and Anthem Insurance. Each credit agreement requires Anthem to maintain certain financial ratios and contains minimal restrictive covenants. Availability under these facilities is reduced by the amount of any commercial paper outstanding. Upon execution of these facilities, Anthem Insurance terminated its prior $300.0 million unsecured revolving facility. No amounts were outstanding under the current or prior facilities as of March 31, 2002 or December 31, 2001 or during the periods then ended. During February 2002, Anthem and Anthem Insurance entered into two new agreements allowing aggregate additional borrowings of $135.0 million.

   In addition to the revolving credit facilities described above, Anthem Insurance currently has a $300.0 million commercial paper program available for general corporate purposes. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. Availability under the commercial paper program is reduced by the amount of any borrowings outstanding under our revolving credit agreements. There were no commercial paper notes outstanding at March 31, 2002 or December 31, 2001.

Stock Repurchase Program

   Our Board of Directors approved a common stock repurchase program under which we may purchase up to $400.0 million of shares from time to time, subject to business and market conditions. Shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning
February 6, 2002. During 2002, shares outstanding may be affected by share repurchases. No shares were repurchased as of March 31, 2002. Through May 9, 2002, we repurchased 542,500 shares at a cost of $36.5 million.

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

   Anthem's risk based capital as of December 31, 2001 continues to be substantially in excess of all mandatory RBC thresholds.

This management's discussion and analysis contains certain forward-looking information. Words such as "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "estimate(s)", "should", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to consummate our acquisition of Trigon, to achieve expected synergies and operating efficiencies in the Trigon acquisition and to successfully integrate our operations; our expectations regarding the timing, completion and accounting and tax treatments of the transaction and the value of the transaction consideration; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment strategy is the preservation of our asset base and the maximization of portfolio income given an acceptable level of risk. Our portfolio is exposed to three primary sources of market risk: interest rate risk, credit risk and market valuation risk for equity holdings. No material changes to any of these risks have occurred since December 31, 2001. For a more detailed discussion of market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

   On October 10, 2001, the Connecticut State Dental Association along with five dental providers filed suit against our Connecticut subsidiary. Connecticut State Dental Association, Dr. Martin Rutt, Dr. Michael Egan, Dr. Sheldon Natkin, Dr. Suzanna Nemeth, and Dr. Bruce Tandy v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross and Blue Shield of Connecticut was filed in the Superior Court Judicial District of Hartford, Connecticut. On November 9, 2001, this suit was, with the consent of the parties, voluntarily withdrawn without prejudice. The suit alleged that our Connecticut subsidiary violated the Connecticut Unfair Trade Practices Act by allegedly unilaterally altering fee schedules without notice or a basis to do so, instituting unfair and deceptive cost containment measures and refusing to enroll new providers unless they agreed to participate in all available networks. The plaintiffs sought declaratory relief that the practices alleged in the complaint constituted deceptive and unfair trade practices. A permanent injunction was also sought prohibiting us from, among other things, failing and refusing to inform network providers of the methodology supporting our fee schedules and substituting our medical judgment for that of dental providers. The suit requested costs and attorney fees, but no other specified monetary damages. Anthem denied the allegations set forth in this complaint and vigorously defended this suit.

   On April 15, 2002, the Connecticut State Dental Association and two dental providers re-filed the claims as two separate suits. Connecticut State Dental Association v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross Blue Shield of Connecticut was filed in the Superior Court Judicial District of New Haven, Connecticut. Martin Rutt, D.D.S and Michael Egan, D.D.S, et al., v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross Blue Shield of Connecticut was also filed in the Superior Court Judicial District of New Haven, Connecticut. The suits make many of the same allegations as the prior withdrawn suit. The Rutt suit is filed as a purported class action. Both suits seek injunctive relief, as well as unspecified monetary damages (both compensatory and punitive), along with costs and attorneys' fees. Anthem denies the allegations set forth in these complaints and intends to vigorously defend these suits.

   Following our purchase of BCBS-ME, the Attorney General of Maine and Consumers for Affordable Health Care filed administrative appeals challenging the Superintendent of Insurance's (the "Superintendent") decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. Both the Attorney General and the consumers group filed a petition for administrative review seeking, among other things, a determination that the decision of the Superintendent in regard to the application of BCBS-ME to convert to a stock insurer was in violation of statute or unsupported by substantial evidence on the record. Consumers for Affordable Health Care, et al. v. Superintendent of Insurance, et al., Nos. AP-00-37, AP-00-42 (Consolidated). On December 21, 2001, the court issued an opinion affirming the decision of the Superintendent approving the conversion of BCBS-ME and the subsequent acquisition by Anthem. The Consumers for Affordable Health Care have appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. We do not believe that the Consumers' appeal will have a material adverse effect on our consolidated financial position or results of operations.

   On March 11, 1998, Anthem and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of our denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem. The court also reversed the award of $49.0 million in punitive damages against both Anthem and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

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

Other Contingencies

   Anthem, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by the federal Centers for Medicare and Medicaid Services. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In the last five years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 million to $51.6 million, plus a payment by one company of $144.0 million. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of Anthem's activities under certain of its Medicare fiscal intermediary contracts.

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

   AdminaStar Federal, Inc., one of our subsidiaries, has received several subpoenas prior to May 2000 from the OIG and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from us related to our Medicare fiscal intermediary Part A and Part B operations. We have made certain disclosures to the government relating to our Medicare Part B operations in Kentucky. We were advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. We are not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against us. However, we believe any fines or penalties that may arise from these reviews would not have a material adverse effect on our consolidated financial position or results of operations.

   As a BCBSA licensee, we participate in a nationwide contract with the federal Office of Personnel Management to provide coverage to federal employees and their dependents in our core eight-state area. The program is called the Federal Employee Program, or FEP. On July 11, 2001, we received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to our operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised us that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against our FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government's ongoing review. We are currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews can not be determined at this time.

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

ITEM 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

   Effective November 2, 2001, the Company issued to certain eligible statutory members of Anthem Insurance, in exchange for their membership interests in Anthem Insurance, 48,095,675 shares of the Company's Common Stock in connection with the demutualization of Anthem Insurance. The number of shares issued will ultimately vary slightly as all distribution matters are finalized. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof based on the Indiana Insurance Commissioner's approval of the plan of conversion.

Use of Proceeds

   On October 29, 2001, the Securities and Exchange Commission declared effective (i) the Registration Statement on Form S-1 (Registration No. 333-67714) of the Company with respect to the Company's Common Stock; and (ii) the Registration Statement on Form S-1 (Registration No. 333-70566) of the Company with respect to the Company's 6.00% Equity Security Units (the "Units"). In addition, on October 29, 2001, the Company filed a Registration Statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Registration No. 333-72438) to increase the amount of the Common Stock offering, which was effective upon filing.

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

   None.

ITEM 5. Other Information

   None.

ITEM 6. Exhibits and Reports on Form 8-K

     a)  The following exhibits are submitted herewith:

         4.2 Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant not previously filed

     b) Current Reports on Form 8-K filed during the quarter covered by this Form 10-Q are as follows:

         1. Form 8-K furnished, not filed, on January 7, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

         2. Form 8-K furnished, not filed, on January 14, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

         3. Form 8-K filed on February 6, 2002 attaching a press release reporting financial results for the fourth quarter and full year 2001.

         4. Form 8-K filed on February 12, 2002 attaching a press release reporting that the Kansas Insurance Commissioner has disapproved the Company's agreement to acquire Blue Cross and Blue Shield of Kansas.

         5. Form 8-K filed on February 20, 2002 attaching a press release reporting that the Company was joining Blue Cross and Blue Shield of Kansas in its appeal of the Kansas Insurance Commissioner's decision to deny Blue Cross and Blue Shield of Kansas' affiliation with the Company.

         6. Form 8-K, furnished, not filed on March 4, 2002 reporting meetings at which it was expected that the Company's ability to meet the earnings expectations previously reported would be confirmed.

         7. Form 8-K, furnished, not filed, on March 11, 2002 reporting meetings at which it was expected that the Company's ability to meet the earnings expectations previously reported would be confirmed.

         8. Form 8-K, furnished, not filed, on March 25, 2002 reporting meetings at which it was expected that the Company's ability to meet the earnings expectations previously reported would be confirmed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ANTHEM, INC.
                              Registrant

    Date: May 10, 2002        By: /S/  MICHAEL L. SMITH
                              --------------------------------------
                                 Michael L. Smith
                                 Executive Vice President and
                                 Chief Financial and Accounting Officer
                                 (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

    Exhibit
    Number                              Document
    ------                              --------
      4.2 Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant not previously filed