Form 10-Q
period 2002-06-30
ANTHEM INC
filed 2002-08-05
CIK 1156039

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-16751

ANTHEM, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-2145715 (I.R.S. Employer Identification Number)
120 MONUMENT CIRCLE, INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204-4903 (Zip Code)

Registrant's telephone number, including area code (317) 488-6000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 30, 2002
Common Stock, $0.01 par value	102,894,923 shares

Anthem, Inc.

Quarterly Report on Form 10-Q
For the Period Ended June 30, 2002

Table of Contents

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Anthem, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$3,831.5	$3,882.7
Equity securities	168.5	189.1

	4,000.0	4,071.8
Cash and cash equivalents	665.7	406.4
Premium and self funded receivables	596.1	544.7
Reinsurance receivables	77.3	76.7
Other receivables	272.6	169.1
Other current assets	58.5	31.2

Total current assets	5,670.2	5,299.9
Restricted cash and investments	40.4	39.6
Property and equipment	396.5	402.3
Goodwill	350.0	338.1
Other intangible assets	121.9	129.3
Other noncurrent assets	62.4	67.4

Total assets	$6,641.4	$6,276.6

Liabilities and shareholders' equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,517.5	$1,411.3
Future policy benefits	255.5	247.9
Other policyholder liabilities	56.6	57.3

Total policy liabilities	1,829.6	1,716.5
Unearned income	302.7	320.6
Accounts payable and accrued expenses	247.3	331.0
Bank overdrafts	304.7	310.7
Income taxes payable	30.5	52.4
Other current liabilities	377.3	231.4

Total current liabilities	3,092.1	2,962.6
Long term debt, less current portion	819.3	818.0
Retirement benefits	98.4	96.1
Other noncurrent liabilities	400.9	339.9

Total liabilities	4,410.7	4,216.6
Shareholders' equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2002, 102,892,103; 2001, 103,295,675	1.1	1.1
Additional paid in capital	1,957.1	1,960.8
Retained earnings	234.8	55.7
Unearned restricted stock compensation	(6.4)	—
Accumulated other comprehensive income	44.1	42.4

Total shareholders' equity	2,230.7	2,060.0

Total liabilities and shareholders' equity	$6,641.4	$6,276.6

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Income

(Unaudited)
(In Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues
Premiums	$2,601.9	$2,273.9	$5,131.4	$4,542.8
Administrative fees	216.1	217.3	417.1	430.3
Other revenue	19.8	11.1	37.9	22.6

Total operating revenue	2,837.8	2,502.3	5,586.4	4,995.7
Net investment income	59.7	55.1	120.2	109.0
Net realized gains (losses) on investments	2.6	(24.1)	5.9	(10.9)
Gain on sale of subsidiary operations	—	25.0	—	25.0

	2,900.1	2,558.3	5,712.5	5,118.8

Expenses
Benefit expense	2,174.8	1,936.7	4,311.2	3,870.8
Administrative expense	544.4	492.2	1,050.0	991.6
Interest expense	17.5	13.6	35.1	28.0
Amortization of goodwill and other intangible assets	4.1	8.0	7.4	15.7
Demutualization expenses	—	2.4	—	3.0

	2,740.8	2,452.9	5,403.7	4,909.1

Income before income taxes and minority interest	159.3	105.4	308.8	209.7
Income taxes	52.8	34.2	102.0	68.6
Minority interest (credit)	0.3	(1.2)	0.8	(1.9)

Net income	$106.2	$72.4	$206.0	$143.0

Net income per share(1)
Basic	$1.03	$0.70	$2.00	$1.38

Diluted	$1.01	$0.70	$1.96	$1.38

(1)
Prior year amounts represent pro forma earnings per share prior to the initial public offering.

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)
(In Millions, Except Share Data)

	Common Stock
					Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings			Total Shareholders' Equity (1)
Balance at December 31, 2001	103,295,675	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	206.0	—	—	206.0
Change in net unrealized gains on investments	—	—	—	—	—	1.7	1.7

Comprehensive income							207.7
Repurchase and retirement of common stock	(557,500)	—	(10.6)	(26.9)	—	—	(37.5)
Issuance of common stock for restricted stock awards, net of amortization, and stock options exercised	93,700	—	6.7	—	(6.4)	—	0.3
Adjustments related to the demutualization	60,228	—	0.2	—	—	—	0.2

Balance at June 30, 2002	102,892,103	$1.1	$1,957.1	$234.8	$(6.4)	$44.1	$2,230.7

Balance at December 31, 2000	—	$—	$—	$1,848.6	$—	$71.2	$1,919.8
Net income	—	—	—	143.0	—	—	143.0
Change in net unrealized gains on investments	—	—	—	—	—	1.1	1.1

Comprehensive income							144.1

Balance at June 30, 2001	—	$—	$—	$1,991.6	$—	$72.3	$2,063.9

(1)
Prior year amounts represent "Policyholders' surplus" prior to demutualization.

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
(In Millions)

	Six Months Ended June 30
	2002	2001
Operating activities
Net income	$206.0	$143.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(5.9)	10.9
Gain on sale of subsidiary operations	—	(25.0)
Depreciation, amortization and accretion	55.9	61.2
Deferred income taxes	29.9	16.9
Loss on sale of assets	—	2.9
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(0.8)	(3.3)
Receivables	(67.8)	12.2
Other assets	(13.3)	(3.7)
Policy liabilities	113.2	27.0
Unearned income	(17.9)	64.7
Accounts payable and accrued expenses	(83.7)	6.7
Other liabilities	58.5	(63.4)
Income taxes	(30.7)	12.5

Net cash provided by continuing operations	243.4	262.6
Net cash used in discontinued operations	—	(1.5)

Cash provided by operating activities	243.4	261.1
Investing activities
Purchases of investments	(1,446.3)	(1,957.9)
Sales or maturities of investments	1,559.0	1,721.4
Purchases of subsidiaries, net of cash acquired	(18.1)	(2.7)
Sale of subsidiaries, net of cash sold	—	45.0
Proceeds from sale of property and equipment	1.5	0.9
Purchases of property and equipment	(42.9)	(32.2)

Cash provided by (used in) investing activities	53.2	(225.5)
Financing activities
Repurchase and retirement of common stock	(37.5)	—
Adjustment to payments to eligible statutory members in the demutualization	0.2	—

Cash used in financing activities	(37.3)	—

Change in cash and cash equivalents	259.3	35.6
Cash and cash equivalents at beginning of period	406.4	203.3

Cash and cash equivalents at end of period	$665.7	$238.9

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

(Unaudited)
June 30, 2002
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

        The accompanying unaudited consolidated financial statements of Anthem Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 have been recorded. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in Anthem's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

        Certain prior year amounts have been reclassified to conform to current year presentation.

2. Acquisitions

Acquisition of Trigon Healthcare, Inc.

        On April 29, 2002, Anthem and Trigon Healthcare, Inc. ("Trigon") announced that they entered into an agreement and plan of merger pursuant to which Trigon will become a wholly-owned subsidiary of Anthem. Trigon is Virginia's largest health care company and is the Blue Cross and Blue Shield licensee in the Commonwealth of Virginia, excluding the northern Virginia suburbs of Washington, D.C.

        On July 31, 2002, Anthem completed its purchase of 100% of Trigon's outstanding stock. The merger provides the Company with a new geographic segment ("Anthem Southeast") and is expected to provide further economies of scale. Trigon's shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4.2 billion and included the issuance of an estimated 39,007,625 shares of Anthem common stock, valued at $2.7 billion, cash of $1.1 billion and approximately $0.4 billion of other transaction costs. On July 31, 2002, the Company issued $950.0 of long term unsecured and unsubordinated notes which were used along with the sale of investment securities and available cash to fund the cash portion of the purchase price. In accordance with FAS 141, Business Combinations, Anthem will be required to allocate the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired will be assigned to goodwill. The Company has not yet completed its fair value analysis, but estimates that approximately $2.8 billion of goodwill and non-amortizable intangible assets and $0.3 billion of amortizable intangible assets will result from this purchase.

        The results of operations for Trigon will be included in Anthem's consolidated income statement in periods after the completion of the acquisition. The following unaudited pro forma summary presents revenues, net income and per share data of Anthem as if the Trigon acquisition had occurred on January 1, 2001. The pro forma information includes the results of operations for Trigon for the periods prior to the acquisition, adjusted for interest expense on long term debt and reduced investment income related to the cash used to fund the acquisition, amortization of amortizable intangible assets associated with the purchase and the related income tax effects.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues	$3,731.6	$3,284.3	$7,376.1	$6,575.8
Net income	118.4	80.8	235.8	166.2
Pro forma earnings per share:
Basic	$0.83	$0.57	$1.66	$1.17
Diluted	0.81	N/A	1.61	N/A
Pro forma shares outstanding:
Basic	142,035,386	142,303,300	142,182,339	142,303,300
Diluted	146,608,036	N/A	146,262,144	N/A

        The diluted pro forma earnings per share for the three and six months ended June 30, 2001 were not calculated as such amounts would not be meaningful as no stock or dilutive securities existed for the majority of the year and a relevant market price for the entire year does not exist. There were no dilutive securities outstanding prior to November 2, 2001, the effective date of the demutualization. The pro forma basic earnings per share for the three and six months ended June 30, 2001 were calculated using the weighted average shares outstanding for the period from November 2, 2001 to December 31, 2001.

Acquisitions Consummated During the Six Months Ended June 30, 2002

        Effective June 1, 2002, the Company completed its purchase of Pro Behavioral Health ("Pro"), a Denver, Colorado-based behavioral health care company. The Company will use Pro's capabilities and experience to build a foundation for an internal behavioral health division, Anthem Behavioral, and will seek opportunities to convert its health members to this division. The purchase price was $4.5 and resulted in $4.2 of tax deductible goodwill assigned to the Specialty reportable segment. The Company is in the process of valuing certain other identifiable intangible assets, which primarily consist of covenants not to compete, subscriber lists and provider contracts; thus, the allocation of the purchase price is subject to refinement.

        In accordance with a purchase agreement dated October 17, 1999, a portion of the purchase price of Matthew Thornton Health Plan, Inc., an indirect subsidiary of Anthem Insurance, is contingent on the financial performance of Anthem Health Plans of New Hampshire, Inc. During May 2002, a $3.0 payment was made in accordance with the purchase agreement, resulting in $3.0 of tax deductible goodwill for the East reportable segment. Future contingent purchase price payments for 2003 through 2005 can not be estimated at this time but will not exceed $12.0 in the aggregate.

        On February 28, 2002, a subsidiary of Anthem Insurance, Anthem Health Plans of Maine, Inc. completed its purchase of the remaining 50% ownership interest in Maine Partners Health Plan, Inc. ("MPHP") in accordance with a stock purchase agreement dated January 17, 2002. Full ownership of MPHP, an HMO serving southern Maine, is expected to result in expanded member service capabilities. The purchase price was $10.6 and resulted in $4.7 of non-tax deductible goodwill and $0.1 of other identifiable intangible assets for the East reportable segment. The Company previously consolidated the financial results of MPHP in its consolidated financial statements and recorded minority interest for the percentage not owned.

        The pro forma effects of the acquisitions on results for periods prior to the purchase date are not material to the Company's consolidated financial statements.

Pending Acquisition

        On May 31, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas ("BCBS-KS") announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal. The Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner's decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court's order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court's ruling to the Kansas Supreme Court.

3. Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill during the second quarter of 2002. This test involved the use of estimates related to the fair value of the business with which the goodwill is allocated. There were no impairment losses as a result of this test.

        Following is a summary of the change in the carrying amount of goodwill by reportable segment for the period ended June 30, 2002:

	Midwest	East	West	Specialty	Total
Balance as of January 1, 2002	$133.6	$121.5	$74.9	$8.1	$338.1
Goodwill acquired	—	7.7	—	4.2	11.9

Balance as of June 30, 2002	$133.6	$129.2	$74.9	$12.3	$350.0

        The following table reflects the components of other intangible assets as of June 30, 2002 and December 31, 2001:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$64.8	$(35.3)	$29.5	$64.7	$(29.7)	$35.0
Provider and hospital networks	24.2	(6.2)	18.0	24.2	(5.0)	19.2
Other	10.8	(3.9)	6.9	10.8	(3.2)	7.6

	99.8	(45.4)	54.4	99.7	(37.9)	61.8
Intangible asset with indefinite life:
Blue Cross and Blue Shield trademarks	67.5	—	67.5	67.5	—	67.5

	$167.3	$(45.4)	$121.9	$167.2	$(37.9)	$129.3

        With the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill. The intangible asset established for Blue Cross and Blue Shield trademarks is deemed to have an indefinite life and beginning January 1, 2002 is no longer amortized. The following table presents net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2001:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Reported net income	$106.2	$72.4	$206.0	$143.0
Amortization of goodwill (net of tax)	—	3.3	—	6.8
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	0.5	—	1.0

Adjusted net income	$106.2	$76.2	$206.0	$150.8

Basic earnings per share:
As reported and pro forma	$1.03	$0.70	$2.00	$1.38
Amortization of goodwill (net of tax)	—	0.03	—	0.06
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	0.01	—	0.02

Adjusted basic earnings per share	$1.03	$0.74	$2.00	$1.46

Diluted earnings per share:
As reported and pro forma	$1.01	$0.70	$1.96	$1.38
Amortization of goodwill (net of tax)	—	0.03	—	0.06
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	—	—	0.01

Adjusted diluted earnings per share	$1.01	$0.73	$1.96	$1.45

        Aggregate amortization expense for the three months and six months ended June 30, 2002 was $4.1 and $7.4, respectively. As of June 30, 2002, estimated amortization expense for each of the five calendar years ending December 31, is as follows:

2002	$12.9
2003	9.9
2004	9.0
2005	7.3
2006	6.4

4. Capital Stock

Shares Issued for the Trigon Acquisition

        Effective July 31, 2002, as partial consideration for the purchase of Trigon, the Company issued 1.062 shares of Anthem common stock for each Trigon share outstanding, resulting in estimated additional outstanding shares of 39,007,625. The aggregate fair value of $2.7 billion will be recorded as par value of common stock and additional paid in capital.

Stock Repurchase Program

        Anthem's Board of Directors approved a common stock repurchase program under which the Company may purchase up to $400.0 of shares from time to time, subject to business and market conditions. Subject to applicable law, shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. As of June 30, 2002, the Company had repurchased 557,500 shares at a cost of $37.5. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

Stock Incentive Plan

        On May 3, 2002, pursuant to the Company's 2001 Stock Incentive Plan ("Stock Plan"), the Company granted 1,549,720 stock options to purchase shares of the Company's common stock to certain eligible executives, employees and non-employee directors. The exercise price of these options is $71.86 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors.

        On May 3, 2002, pursuant to the Stock Plan, the Company granted 93,600 shares of the Company's common stock as restricted stock awards to certain eligible executives at $71.86 per share, the fair value of the stock on the grant date. The shares vest on a pro-rata basis over the periods ending December 31, 2004 and 2005. None of the shares of restricted stock may be transferred or encumbered, except as provided for in the award agreements, until the restrictions on such shares lapse or are removed. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the vesting period. Amortization expense of $0.3 was recorded since the issue date.

        Stock options and restricted stock awards are not considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share, but are included, from the grant date, in determining diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. The restricted stock awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized.

Stock Purchase Plan

        The Company has registered 3,000,000 shares of common stock for the Employee Stock Purchase Plan ("Stock Purchase Plan") which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. The Stock Purchase Plan was initiated in June 2002. Any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year.

Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each plan quarter and applied toward the purchase of stock on the last trading day of each plan quarter. Once purchased, the stock is accumulated in the employee's investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. As of June 30, 2002, payroll deductions of $0.9 had been accumulated toward purchases for the plan quarter ending August 31, 2002.

5. Earnings Per Share

        The following sets forth the denominator for basic and diluted earnings per share for the three and six months ended June 30, 2002. Weighted average shares used for basic earnings per share assumes that the adjustment to common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Denominator for basic earnings per share—weighted average shares	103,027,761	103,174,714
Effect of dilutive securities—employee stock options	650,550	567,932
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	1,832,413	1,422,186

Denominator for diluted earnings per share	105,510,724	105,164,832

        There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001, as shown below, was used to calculate pro forma earnings per share for the three and six months ended June 30, 2001.

Denominator for basic earnings per share—weighted average shares	103,295,675
Effect of dilutive securities—employee stock options	313,397
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	212,766

Denominator for diluted earnings per share	103,821,838

6. Credit Facilities and Long Term Debt

        Anthem had cash requirements of approximately $1.2 billion for the acquisition of Trigon, including both the cash portion of the purchase price and certain transaction costs.

        On May 29, 2002, Anthem entered into a bridge loan agreement to borrow up to $1.2 billion; however, on July 2, 2002, Anthem requested the bridge loan amount to be reduced to $600.0. Immediately following the acquisition of Trigon on July 31, 2002, Anthem terminated the bridge facility.

        On July 31, 2002, Anthem issued $950.0 of long-term unsecured and unsubordinated notes ($150.0 of 4.875% notes due 2005, and $800.0 of 6.800% notes due 2012). The proceeds from the note offering were used to pay a portion of the approximately $1.2 billion of cash merger consideration and expenses associated with Anthem's acquisition of Trigon.

        On July 2, 2002, Anthem amended and restated its revolving lines of credit with its lender group to make Anthem the borrower and to increase the available borrowings to $1.0 billion. Under one facility, which expires on November 5, 2006, Anthem may borrow up to $400.0. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem's option. Borrowings under both credit facilities bear interest at rates determined under two interest rate options or through a competitive bid process. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem's senior, unsecured debt. Under the competitive bid process, borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem's ability to borrow under these credit facilities is subject to typical conditions and to compliance with certain financial ratios. Anthem's two previous revolving credit facilities totaling $800.0 were terminated on July 2, 2002 as well as the two credit agreements entered into in February 2002, allowing for $135.0 of additional borrowings. Anthem Insurance's commercial paper program has been discontinued as of July 2, 2002. No amounts were outstanding under the current or prior facilities as of June 30, 2002 or December 31, 2002.

7. Comprehensive Income

        The following table shows comprehensive income for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income	$106.2	$72.4	$206.0	$143.0
Change in net unrealized gains on investments	35.6	10.6	1.7	1.1

Comprehensive income	$141.8	$83.0	$207.7	$144.1

8. Segment Information

        The following tables show financial data by segment for the three and six months ended June 30, 2002 and 2001:

	Reportable Segments
	Midwest	East	West	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2002
Operating revenue from external customers	$1,508.6	$993.8	$236.0	$55.8	$43.6	$2,837.8

Intersegment revenues	$—	$—	$—	$71.1	$(71.1)	$—

Operating gain (loss)	$61.5	$52.9	$10.1	$12.8	$(18.7)	$118.6

	Reportable Segments
	Midwest	East	West	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2001
Operating revenue from external customers	$1,246.8	$883.8	$180.4	$45.5	$145.8	$2,502.3

Intersegment revenues	$—	$—	$—	$50.9	$(50.9)	$—

Operating gain (loss)	$42.2	$25.8	$2.9	$8.4	$(5.9)	$73.4

	Reportable Segments
	Midwest	East	West	Specialty	Other and Eliminations	Total
Six Months Ended June 30, 2002
Operating revenue from external customers	$2,960.4	$1,979.1	$457.2	$109.7	$80.0	$5,586.4

Intersegment revenues	$—	$—	$—	$137.3	$(137.3)	$—

Operating gain (loss)	$115.6	$95.1	$17.6	$25.2	$(28.3)	$225.2

	Reportable Segments
	Midwest	East	West	Specialty	Other and Eliminations	Total
Six Months Ended June 30, 2001
Operating revenue from external customers	$2,466.7	$1,758.7	$356.9	$88.0	$325.4	$4,995.7

Intersegment revenues	$—	$—	$—	$97.5	$(97.5)	$—

Operating gain (loss)	$85.0	$48.4	$3.1	$15.9	$(19.1)	$133.3

        A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Reportable segments operating gain	$118.6	$73.4	$225.2	$133.3
Net investment income	59.7	55.1	120.2	109.0
Net realized gains (losses) on investments	2.6	(24.1)	5.9	(10.9)
Gain on sale of subsidiary operations	—	25.0	—	25.0
Interest expense	(17.5)	(13.6)	(35.1)	(28.0)
Amortization of goodwill and other intangible assets	(4.1)	(8.0)	(7.4)	(15.7)
Demutualization expenses	—	(2.4)	—	(3.0)

Income before income taxes and minority interest	$159.3	$105.4	$308.8	$209.7

9. Contingencies

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

        On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of the Company's denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

        Anthem's primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants.The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. 02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court.

        Both suits allege that the four companies acted in combination and collusion with one another to enter into illegal agreements with hospitals in the area, under which the defendants agreed to reduce the reimbursement rates paid to physicians practicing medicine at these hospitals and to physicians in the area. The suits allege that as a direct result of the defendants' alleged anti-competitive actions, health care in the area has suffered, namely: that there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state's antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys' fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. These suits are in the preliminary stages. We intend to vigorously defend the suits and believe that any liability from these suits will not have a material adverse effect on our consolidated financial position or results of operations.

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

        AdminaStar Federal, Inc. ("AdminaStar"), a subsidiary of Anthem Insurance, has received several subpoenas prior to May 2000 from the Office of Inspector General ("OIG") and the U.S. Department of Justice, one seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and the others requesting certain financial records and information of AdminaStar and Anthem Insurance related to the Company's Medicare fiscal intermediary (Part A) and carrier (Part B) operations. The Company has made certain disclosures to the government relating to its Medicare Part B operations in Kentucky. The Company was advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from these reviews would not have a material adverse effect on the consolidated financial position or results of operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        We are one of the nation's largest health benefits companies and an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to over eight million members throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, and Nevada. As of August 1, 2002, with the acquisition of Trigon described below, we offer Blue Cross Blue Shield branded products to over two million members in the Commonwealth of Virginia, excluding the northern Virginia suburbs of Washington, D.C.

        Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our business units with a local focus to address each geographic region's unique market, regulatory and healthcare delivery characteristics. Our geographic health segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; and West, which includes Colorado and Nevada. As of August 1, 2002, we also operate a Southeast segment, which includes the Commonwealth of Virginia excluding the northern Virginia suburbs of Washington, D.C.

        In addition to our three geographic health segments, our reportable segments include a Specialty segment that contains business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services, behavioral health benefits and third party occupational health services. Our Other segment is comprised of AdminaStar Federal, intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments. AdminaStar Federal is a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio. In 2001, our Other segment also contained Anthem Alliance Health Insurance Company, or Anthem Alliance. Anthem Alliance was a subsidiary that primarily provided health care benefits and administration in nine states for the Department of Defense's TRICARE Program for military families. We sold our TRICARE operations on May 31, 2001.

        We offer our health benefits customers traditional indemnity products and a diversified mix of managed care products, including health maintenance organizations or HMOs, preferred provider organizations or PPOs, and point of service or POS plans. We also provide a broad array of managed care services and partially insured products to self-funded employers, including underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, claims processing and other administrative services. Our operating revenue consists of premiums, administrative service fees and other revenue. The premiums come from fully or partially insured contracts where we indemnify our policyholders against loss. The administrative fees come from self-funded contracts where our contract holders are wholly or partially self-insured and from the administration of Medicare programs. Other revenue is principally generated by our pharmacy benefit management company and is associated with the sale of mail order drugs.

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

        This management's discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six-month periods ended June 30, 2002 and 2001 included in this Form 10-Q.

Significant Transactions

        On April 29, 2002, we and Trigon Healthcare, Inc., or Trigon, announced that we entered into an agreement and plan of merger pursuant to which Trigon will become our wholly-owned subsidiary. Trigon is Virginia's largest health care company and is the Blue Cross and Blue Shield licensee for the Commonwealth of Virginia, excluding the northern Virginia suburbs of Washington, D.C.

        On July 31, 2002, we completed our purchase of 100% of Trigon's outstanding stock. The merger provides us with a new geographic segment, Anthem Southeast, and is expected to provide further economies of scale. Trigon's shareholders received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4.2 billion and included the issuance of an estimated 39,007,625 shares of Anthem common stock, valued at $2.7 billion, cash of $1.1 billion, and approximately $0.4 billion of other transaction costs. Refer to the Liquidity and Capital Resources section of this discussion for more information related to the sources of funds for this acquisition.

        The results of operations for Trigon will be included in our consolidated income statement beginning August 1, 2002. Trigon reported the following unaudited financial results for the six-month and three-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
	($ in Millions)

Total revenues	$1,641.7	$1,450.9	$816.0	$722.7
Net income	65.0	58.9	29.8	26.5

        As of June 30, 2002, Trigon reported total assets of $2.5 billion, total liabilities of $1.4 billion and total shareholders' equity of $1.1 billion.

        We sold our TRICARE operations on May 31, 2001. The results of our TRICARE operations during 2001 were reported in our Other segment. The results of our TRICARE operations for the second quarter of 2001 were $116.3 million in operating revenue and $3.1 million in operating gain, and for the five months ended May 31, 2001 were $263.2 million in operating revenue and $4.2 million in operating gain.

        On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that they had signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner's decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. We joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Court ruled in favor of us and BCBS-KS, vacating the Commissioner's disapproval and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court's order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court's ruling to the Kansas Supreme Court.

Membership—June 30, 2002 Compared To June 30, 2001

        We categorize our membership into seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

  •
  Local Large Group consists of those customers with 51 or more eligible employees, which are not considered National Accounts.

  •
  Small Group consists of those customers with one to 50 employees.

  •
  Individual members include those in our under age 65 business and our Medicare Supplement (age 65 and over) business.

  •
  Our National Accounts customers are employer groups which have multi-state locations and require partnering with other Blue Cross and Blue Shield plans for administration and/or access to non-Anthem provider networks. Included within the National Accounts business are our BlueCard customers who represent enrollees of health plans marketed by other Blue Cross and Blue Shield Plans, or the home plans, who receive health care services in our Blue Cross and Blue Shield licensed markets.

  •
  Medicare + Choice members have enrolled in coverages that are managed care alternatives for the Medicare program.

  •
  The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents. Our FEP members work in Anthem markets and are covered by this program.

  •
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

        The following table presents our membership count by segment, customer type and funding arrangement as of June 30, 2002 and 2001. The membership data presented are unaudited and in certain instances include our estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	June 30
				% Change
	2002	2001	Change
	(In Thousands)
Segment
Midwest	5,132	4,826	306	6%
East	2,346	2,216	130	6
West	843	737	106	14

Total	8,321	7,779	542	7%

Customer Type
Local Large Group	2,807	2,786	21	1%
Small Group	820	807	13	2
Individual	755	674	81	12
National Accounts (1)	3,255	2,877	378	13
Medicare + Choice	103	101	2	2
Federal Employee Program	447	426	21	5
Medicaid	134	108	26	24

Total	8,321	7,779	542	7%

Funding Arrangement
Self-funded	4,380	4,039	341	8%
Fully insured	3,941	3,740	201	5

Total	8,321	7,779	542	7%

(1)
Includes BlueCard members of 2,056 as of June 30, 2002, and 1,610 as of June 30, 2001.

        During the twelve months ended June 30, 2002, total membership increased 542,000, or 7%, primarily in National Accounts and Individual businesses. National Accounts membership increased 378,000, or 13%, primarily due to a significant increase in BlueCard activity. Individual membership increased 81,000, or 12%, with the majority of this growth resulting from higher sales in our under 65 business in all segments.

        Medicaid membership increased 26,000, or 24%, primarily due to the State of Connecticut's broadening of eligibility standards and increased promotion of its Medicaid product to its residents. Medicare + Choice membership increased 2,000, or 2%. Excluding our withdrawal from the Medicare + Choice market in Colorado as of January 1, 2002, Medicare + Choice membership increased 12,000, or 13%. This increase was primarily due to new business in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product. Our Medicare + Choice membership in Colorado was approximately 10,000 at June 30, 2001.

        Local Large Group membership increased 21,000 or 1%, as we experienced favorable sales and retention in fully insured business, primarily in our Midwest segment, which was partially offset by the anticipated decrease in our self-funded business. Local Large Group self-funded membership fell primarily as a result of pricing actions taken in the Midwest to better align revenue with costs.

        Self-funded membership increased 341,000, or 8%, primarily due to an increase in National Accounts BlueCard membership. Fully insured membership grew by 201,000 members, or 5%, from June 30, 2001, primarily in Individual, Medicaid and Local Large Group businesses, as explained above.

Cost of Care

        Cost increases have varied among regions and products. Overall, our cost of care trends have been approximately 13%, using a rolling 12-month calculation through June 2002. For the 12-month period ended June 30, 2002 compared to the 12-month period ended June 30, 2001, outpatient cost increases were approximately 13% while professional services cost increases were approximately 11%. These increases resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend toward a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness of and demand for diagnostic procedures such as magnetic resonance imagings, or MRIs. In addition, improved medical technology has allowed more complicated medical procedures, such as colonoscopies and cardiac services, to be performed on an outpatient basis rather than on an inpatient or hospitalized basis, increasing both outpatient utilization rates and unit costs. We are addressing these cost increases through contracting with providers and the use of disease and advanced care management programs.

        Prescription drug cost increases for the 12-month period ended June 30, 2002 compared to the 12-month period ended June 30, 2001 varied among regions and products, averaging approximately 18%. These cost increases resulted from increases in brand name drug prices, the introduction of new, higher cost drugs and higher overall utilization. In response to increasing prescription drug costs, we have and continue to implement three-tiered drug programs for our members. Three-tiered drug programs reflect benefit designs that have three co-payment levels, which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are a list of prescription drugs that have been reviewed and selected for their quality and efficacy by a committee of practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these listed brand name and generic drugs to ensure members receive quality and cost-effective medication. However, the favorable impact of three-tier drug programs on prescription drug cost trends is most significant in the first year of implementation.

        Growth in inpatient costs was approximately 9% for the 12-month period ended June 30, 2002 compared to the 12-month period ended June 30, 2001 and has decreased from the previous quarter's 12-month trend of approximately 11%. This lower trend growth is primarily due to lower utilization. The overall growth in inpatient costs is primarily due to higher unit costs as a result of re-negotiation of provider contracts. Hospitals have taken a more aggressive stance in their contracting with health insurance companies as a result of reduced hospital reimbursements from Medicare and pressure to recover the costs of additional investments in new medical technology and facilities.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        The following table presents our consolidated results of operations for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30		Change
	2002	2001	$	%
	($in Millions)
Operating revenue and premium equivalents(1)	$3,961.9	$3,493.0	$468.9	13%

Premiums	$2,601.9	$2,273.9	$328.0	14%
Administrative fees	216.1	217.3	(1.2)	(1)
Other revenue	19.8	11.1	8.7	78

Total operating revenue	2,837.8	2,502.3	335.5	13
Benefit expense	2,174.8	1,936.7	238.1	12
Administrative expense	544.4	492.2	52.2	11

Total operating expense	2,719.2	2,428.9	290.3	12

Operating gain	118.6	73.4	45.2	62
Net investment income	59.7	55.1	4.6	8
Net realized gains (losses) on investments	2.6	(24.1)	26.7	NM	(2)
Gain on sale of subsidiary operations (TRICARE)	—	25.0	(25.0)	NM	(2)
Interest expense	17.5	13.6	3.9	29
Amortization of goodwill and other intangible assets	4.1	8.0	(3.9)	(49)
Demutualization expenses	—	2.4	(2.4)	NM	(2)

Income before taxes and minority interest	159.3	105.4	53.9	51
Income taxes	52.8	34.2	18.6	54
Minority interest (credit)	0.3	(1.2)	1.5	NM	(2)

Net income	$106.2	$72.4	$33.8	47%

Benefit expense ratio(3)	83.6%	85.2%		(160) bp	(4)
Administrative expense ratio:(5)
Calculated using total operating revenue(6)	19.2%	19.7%		(50) bp	(4)
Calculated using operating revenue and premium equivalents(7)	13.7%	14.1%		(40) bp	(4)
Operating margin(8)	4.2%	2.9%		130 bp	(4)

        The following definitions are also applicable to all other tables and schedules in this discussion:

(1)
Operating revenue and premium equivalents is a measure of the volume of business commonly used in the health insurance industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the three months ended June 30, 2002 were $1,124.1 million and for the three months ended June 30, 2001 were $990.7 million.

(2)
NM = Not meaningful.

(3)
Benefit expense ratio = Benefit expense ÷ Premiums.

(4)
bp = basis point; one hundred basis points =1%.

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

(6)
Administrative expense ÷ Total operating revenue.

(7)
Administrative expense ÷ Operating revenue and premium equivalents.

(8)
Operating margin = Operating gain ÷ Total operating revenue.

        Premiums increased $328.0 million, or 14%, to $2,601.9 million in 2002. Excluding our TRICARE business from 2001, premiums increased $415.4 million, or 19%, primarily due to premium rate increases which averaged 14%, particularly in our Local Large Group and Small Group businesses, and higher membership in all of our business segments.

        Administrative fees decreased $1.2 million, or 1%, from $217.3 million in 2001 to $216.1 million in 2002 primarily due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, administrative fees increased $27.7 million, or 15%, primarily from membership growth in National Accounts self-funded business. Excluding our TRICARE business from 2001, other revenue, which is comprised principally of Anthem Prescription Management's, or APM's, sale of mail order drugs, increased $8.7 million, or 78%. APM, which is included in our Specialty business segment, is our pharmacy benefit manager and provides its services principally to other Anthem affiliates. Mail order revenue increased primarily due to additional volume and from the introduction of APM as the pharmacy benefit manager at Blue Cross and Blue Shield of Maine, or BCBS-ME, in the second quarter of 2001.

        Benefit expense increased $238.1 million, or 12%, in 2002. Excluding our TRICARE business from 2001, benefit expense increased $326.5 million, or 18%, due to cost of care trends and higher average membership. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 160 basis points from 85.2% in 2001 to 83.6% in 2002 in part due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, our benefit expense ratio decreased 90 basis points from 84.5% in 2001 to 83.6% in 2002, primarily due to better than expected claims experience, particularly in our East segment.

        Administrative expense increased $52.2 million, or 11%, for the three months ended June 30, 2002. Excluding our TRICARE business from 2001, administrative expense increased $76.9 million, or 16%, primarily due to higher employment costs and other additional costs associated with higher membership as well as higher commissions and premium taxes, which vary with premium. Excluding our TRICARE business from 2001, our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 10 basis points to 13.7% primarily due to operating revenue growth and continued focus on cost containment efforts.

        Net investment income increased $4.6 million, or 8%, primarily due to our higher average investment portfolio balances for the first three months of 2002, as compared to the average for the first three months of 2001. The higher portfolio balances included net cash generated from operations and the impact of increasing fixed income securities as a percentage of our investment portfolio in August 2001. As returns on fixed maturity portfolios are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

        Net realized gains on investments of $2.6 million for the three months ended June 30, 2002 are compared to net realized losses on investments of $24.1 million for the three months ended June 30,

2001, resulting in an increase of $26.7 million. Included in net realized losses on investments for the three months ended June 30, 2002, is $1.2 million in unrealized losses on a limited partnership being recognized as other than temporary, and for the three months ended June 30, 2001 is $28.9 million in unrealized losses on equity securities being recognized as other than temporary. Net realized capital gains from sale of equities for the three months ended June 30, 2002 were $0.0 million compared to $3.7 million for the three months ended June 30, 2001. Net realized capital gains from sale of fixed income securities increased $2.7 million to $3.8 million in 2002 from $1.1 million in 2001. Net gains or losses on investments are influenced by market conditions when or if an investment is sold, and will vary from period to period.

        The gain on sale of subsidiary operations of $25.0 million in the three months ended June 30, 2001 relates to the sale of our TRICARE business on May 31, 2001.

        Interest expense increased $3.9 million, or 29%, primarily reflecting the issuance of our 6.00% Equity Security Units, or Units, on November 2, 2001.

        Amortization of goodwill and other intangible assets decreased $3.9 million, or 49%, from the three months ended June 30, 2001 to the three months ended June 30, 2002, primarily due to adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or FAS 142, on January 1, 2002. See Note 3 to our June 30, 2002 unaudited consolidated financial statements for additional information.

        Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder owned insurance company on November 2, 2001 totaled $2.4 million in the three months ended June 30, 2001.

        Income tax expense increased by $18.6 million, or 54%, primarily due to increased income before taxes. Our effective income tax rate increased to 33.1% in the second quarter of 2002 from 32.4% in the second quarter of 2001. The 70 basis point increase in effective income tax rate is primarily due to the impact of higher taxable income on consistent amounts of net deductible permanent tax differences and a small increase in the state income tax expense partially offset by the impact of FAS 142.

        As taxable income increases, if permanent differences remain at a constant dollar amount, the effective tax rate will move toward the statutory rate of 35% for large corporate United States taxpayers. FAS 142, effective January 1, 2002, eliminated amortization of goodwill for financial statement reporting, a portion of which was non-tax deductible goodwill. Deductible permanent differences are items that are deductible for income tax purposes and not deductible for financial reporting purposes.

        Net income increased $33.8 million, or 47%, primarily due to the improvement in our operating results, higher net investment income and lower amortization of goodwill and other intangible assets resulting from the adoption of FAS 142 on January 1, 2002. Assuming FAS 142 had been in effect for the quarter ended June 30, 2001, our net income would have increased $30.0 million, or 39%.

Midwest

        Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents our Midwest segment's summarized results of operations for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$1,508.6	$1,246.8	21%
Operating Gain	$61.5	$42.2	46%
Operating Margin	4.1%	3.4%	70	bp
Membership (in 000s)	5,132	4,826	6%

        Operating revenue increased $261.8 million, or 21%, in 2002 primarily due to premium rate increases, membership increases, particularly in Local Large Group fully insured business, Individual and Medicare + Choice, and overall good service that contributed to retention of over 90% of our membership from June 30, 2001.

        Operating gain increased $19.3 million, or 46%, in 2002 primarily due to revenue growth, effective expense control and better underwriting results in our Local Large group fully insured and Individual businesses. Administrative expense increased at a slower rate than premiums as we gained operating efficiencies and leveraged our fixed costs over higher membership. These improvements in our operating gain resulted in a 70 basis point increase in operating margin to 4.1% in 2002.

        Membership increased 306,000, or 6%, primarily due to growth in National Accounts business and additional sales in Individual business. Individual sales benefited from the introduction of lower cost products. Retention of members was favorable in all lines of business other than Local Large Group self-funded business. The anticipated decrease in Local Large Group self-funded membership was a result of pricing actions designed to better align revenue with costs.

East

        Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents our East segment's summarized results of operations for the three months ended June 30, 2002 and 2001.

	Three Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$993.8	$883.8	12%
Operating Gain	$52.9	$25.8	105%
Operating Margin	5.3%	2.9%	240	bp
Membership (in 000s)	2,346	2,216	6%

        Operating revenue increased $110.0 million, or 12%, in 2002 primarily due to premium rate increases, particularly in Local Large Group and Small Group businesses, and higher membership in Small Group, Individual and Medicaid. In addition, retention of membership exceeded 90% as a result of good service.

        Operating gain increased $27.1 million, or 105% to $52.9 million in 2002 primarily due to favorable overall claims experience, particularly in Local Large Group fully-insured and Medicare Supplement businesses. These improvements in our operating gain resulted in a 240 basis point increase in operating margin to 5.3% in 2002.

        Membership increased 130,000, or 6%, primarily in National Accounts and Medicaid businesses. National Accounts membership increased primarily due new sales and increased BlueCard activity,

while Medicaid membership increased primarily as a result of the State of Connecticut's broadening of eligibility standards and increased promotion of its Medicaid product to its residents.

West

        Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. The following table presents our West segment's summarized results of operations for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$236.0	$180.4	31%
Operating Gain	$10.1	$2.9	248%
Operating Margin	4.3%	1.6%	270	bp
Membership (in 000s)	843	737	14%

        Operating revenue increased $55.6 million, or 31%, primarily due to higher premium rates, particularly in Local Large Group fully-insured business and higher membership in Individual, Local Large Group and Small Group businesses.

        Operating gain increased $7.2 million to $10.1 million in 2002, primarily due to higher administrative fees associated with our National Accounts business, improved underwriting performance, and higher average membership, particularly in our Small Group and Individual businesses. In addition, we were able to leverage our fixed costs over a significantly increased membership base. These improvements in our operating gain resulted in a 270 basis point increase in operating margin to 4.3% in 2002.

        Membership increased 106,000, or 14%, to 843,000, due to increased National Accounts business, primarily BlueCard activity and higher sales in Individual and Small Group businesses. We exited the Medicare + Choice market in Colorado effective January 1, 2002. At June 30, 2001, our Medicare + Choice membership in Colorado was approximately 10,000.

Specialty

        Our Specialty segment includes our group life and disability, pharmacy benefit management, dental and vision administration services, behavioral health benefits and third party occupational health services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, or Pro, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date, but are not material. The following table presents our Specialty segment's summarized results of operations for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$126.9	$96.4	32%
Operating Gain	$12.8	$8.4	52%
Operating Margin	10.1%	8.7%	140	bp

        Operating revenue increased $30.5 million, or 32%, primarily due to higher revenue at APM. APM's operating revenue grew primarily due to increased mail order prescription volume and the implementation of APM's pharmacy benefit programs in the second quarter of 2001 by BCBS-ME. On August 31, 2001, APM's contract with TRICARE terminated as we sold TRICARE on May 31, 2001. Excluding our TRICARE business from 2001, mail service membership increased 17%, while retail service membership increased 12%. Excluding our TRICARE business from 2001, mail service prescription volume increased 31% and retail prescription volume increased 18%.

        Operating gain increased $4.4 million, or 52%, primarily due to increased mail order prescription volume at APM and the leveraging of our fixed costs over increased membership. These improvements in our operating gain resulted in a 140 basis point increase in our operating margin to 10.1% in 2002.

Other

        Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare Parts A and B programs in Indiana, Illinois, Kentucky and Ohio, intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments. In 2001, our Other segment also contained Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense's TRICARE program for military families. Our TRICARE business was sold on May 31, 2001. The following table presents the summarized results of operations for our Other segment, including elimination of intersegment revenue, for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$(27.5)	$94.9	NM
Operating Loss	$(18.7)	$(5.9)	(217%)

        Operating revenue decreased $122.4 million to $(27.5) million in 2002. Excluding intersegment operating revenue eliminations of $71.1 million in 2002 and $50.9 million in 2001, operating revenue decreased $102.2 million, or 70%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE business from 2001 and intersegment operating revenue eliminations, operating revenue increased $14.1 million, or 48%, primarily due to additional revenue at AdminaStar Federal.

        Operating loss increased $12.8 million primarily due to higher unallocated corporate expenses and the absence of TRICARE operating income. These unallocated expenses accounted for $23.1 million for the three months ended June 30, 2002 and $6.9 million for the three months ended June 30, 2001. This increase in unallocated expenses is primarily related to higher incentive compensation costs as a result of better than planned operating results.

Results of Operations For the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        The following table presents our consolidated results of operations for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30		Change
	2002	2001	$	%
	($ in Millions)
Operating revenue and premium equivalents(1)	$7,755.1	$6,883.1	$872.0	13%

Premiums	$5,131.4	$4,542.8	$588.6	13%
Administrative fees	417.1	430.3	(13.2)	(3)
Other revenue	37.9	22.6	15.3	68

Total operating revenue	5,586.4	4,995.7	590.7	12
Benefit expense	4,311.2	3,870.8	440.4	11
Administrative expense	1,050.0	991.6	58.4	6

Total operating expense	5,361.2	4,862.4	498.8	10

Operating gain	225.2	133.3	91.9	69
Net investment income	120.2	109.0	11.2	10
Net realized gains (losses) on investments	5.9	(10.9)	16.8	NM	(2)
Gain on sale of subsidiary operations (TRICARE)	—	25.0	(25.0)	NM	(2)
Interest expense	35.1	28.0	7.1	25
Amortization of goodwill and other intangible assets	7.4	15.7	(8.3)	(53)
Demutualization expenses	—	3.0	(3.0)	NM	(2)

Income before taxes and minority interest	308.8	209.7	99.1	47
Income taxes	102.0	68.6	33.4	49
Minority interest (credit)	0.8	(1.9)	2.7	NM	(2)

Net income	$206.0	$143.0	$63.0	44%

Benefit expense ratio(3)	84.0%	85.2%		(120) bp	(4)
Administrative expense ratio:(5)
Calculated using total operating revenue(6)	18.8%	19.8%		(100) bp	(4)
Calculated using operating revenue and premium equivalents(7)	13.5%	14.4%		(90) bp	(4)
Operating margin(8)	4.0%	2.7%		130 bp	(4)

(1)
The self-funded claims included for the six months ended June 30, 2002 were $2,168.7 million and for the six months ended June 30, 2001 were $1,887.4 million.

        Premiums increased $588.6 million, or 13%, to $5,131.4 million in 2002. Excluding our TRICARE business from 2001, premiums increased $785.1 million, or 18%, primarily due to premium rate increases, particularly in our Local Large Group and Small Group businesses, and higher membership in all of our business segments.

        Administrative fees decreased $13.2 million, or 3%, from $430.3 million in 2001 to $417.1 million in 2002 primarily due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, administrative fees increased $53.5 million, or 15%, primarily from membership growth in National Accounts self-funded business. Excluding our TRICARE business from 2001, other revenue, which is comprised principally of APM's sale of mail order drugs, increased $15.3 million, or 68%. Mail order revenues increased primarily due to additional volume and from the introduction of APM as the pharmacy benefit manager at Blue Cross and Blue Shield of Colorado and Nevada, or BCBS-CO/NV and BCBS-ME, in the first six months of 2001.

        Benefit expense increased $440.4 million, or 11%, in 2002. Excluding our TRICARE business from 2001, benefit expense increased $637.8 million, or 17%, due to higher cost of care trends and higher average membership. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 120 basis points from 85.2% in 2001 to 84.0% in 2002 primarily due to the sale of our TRICARE business. Excluding our TRICARE business from 2001, our benefit expense ratio decreased 50 basis points from 84.5% in 2001 to 84.0% in 2002, primarily due to better than expected claims experience in our East and West segments.

        Administrative expense increased $58.4 million, or 6%, for the six months ended June 30, 2002. Excluding our TRICARE business from 2001, administrative expense increased $119.9 million, or 13%, primarily due to higher employment costs and other additional costs associated with higher membership as well as higher commissions and premium taxes, which vary with premium. Excluding our TRICARE business from 2001, our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 60 basis points to 13.5% primarily due to operating revenue growth and continued focus on cost containment efforts.

        Net investment income increased $11.2 million, or 10%, primarily due to our higher average investment portfolio balances for the first six months of 2002, as compared to the average for the first six months of 2001. The higher portfolio balances included net cash generated from operations and the impact of increasing fixed income securities as a percentage of our investment portfolio in August 2001. As returns on fixed maturity portfolios are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

        Net realized gains on investments of $5.9 million for the six months ended June 30, 2002 are compared to net realized losses on investments of $10.9 million for the six months ended June 30, 2001, resulting in an increase of $16.8 million. Included in net realized losses on investments for the six months ended June 30, 2002, is $1.2 million in unrealized losses on a limited partnership being recognized as other than temporary, and for the six months ended June 30, 2001 is $28.9 million in unrealized losses on equity securities being recognized as other than temporary. Net realized capital gains from sale of equities for the six months ended June 30, 2002 decreased $6.3 million, or 95%, to $0.3 million in 2002 from $6.6 million in 2001. Net realized capital gains from sale of fixed income securities decreased $4.6 million, or 40%, to $6.8 million in 2002 from $11.4 million in 2001. Net gains or losses on investments are influenced by market conditions when or if an investment is sold, and will vary from period to period.

        The gain on sale of subsidiary operations of $25.0 million in the six months ended June 30, 2001 relates to the sale of our TRICARE business on May 31, 2001.

        Interest expense increased $7.1 million, or 25%, primarily reflecting the issuance of our 6.00% Equity Security Units on November 2, 2001.

        Amortization of goodwill and other intangible assets decreased $8.3 million, or 53%, from the six months ended June 30, 2001 to the six months ended June 30, 2002, primarily due to adoption of FAS 142 on January 1, 2002. See Note 3 to our June 30, 2002 unaudited consolidated financial statements for additional information.

        Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder owned insurance company on November 2, 2001 totaled $3.0 million in the six months ended June 30, 2001.

        Income tax expense increased $33.4 million, or 49%, primarily due to increased income before taxes. Our effective income tax rate increased to 33.0% in the first six months of 2002 from 32.7% in the first six months of 2001. The 30 basis point increase in effective income tax rate is primarily due to the impact of higher taxable income on consistent amounts of net deductible permanent tax differences and a small increase in the state income tax expense partially offset by the impact of FAS 142.

        As taxable income increases, if permanent differences remain at a constant dollar amount, the effective tax rate will move toward the statutory rate of 35% for large corporate United States taxpayers. FAS 142, effective January 1, 2002, eliminated amortization of goodwill for financial statement reporting, a portion of which was non-tax deductible goodwill. Deductible permanent differences are items that are deductible for income tax purposes and not deductible for financial reporting purposes.

        Net income increased $63.0 million, or 44%, primarily due to the improvement in our operating results, higher net investment income and lower amortization of goodwill and other intangible assets resulting from the adoption of FAS 142 on January 1, 2002. Assuming FAS 142 had been in effect for the six months ended June 30, 2001, our net income would have increased $55.2 million, or 37%.

Midwest

        Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. The following table presents our Midwest segment's summarized results of operations for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$2,960.4	$2,466.7	20%
Operating Gain	$115.6	$85.0	36%
Operating Margin	3.9%	3.4%	50	bp

        Operating revenue increased $493.7 million, or 20%, in 2002 primarily due to premium rate increases, membership increases, particularly in Local Large Group fully insured business, Small Group and Medicare + Choice, and overall good service that contributed to retention of over 90% of our membership from June 30, 2001.

        Operating gain increased $30.6 million, or 36%, in 2002 primarily due to revenue growth, effective expense control and better underwriting results in our Local Large group fully insured, Individual and Small Group businesses. Administrative expense increased at a slower rate than premiums as we gained operating efficiencies and leveraged our fixed costs over higher membership. These improvements in our operating gain resulted in a 50 basis point increase in operating margin to 3.9% in 2002.

East

        Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. The following table presents our East segment's summarized results of operations for the six months ended June 30, 2002 and 2001.

	Six Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$1,979.1	$1,758.7	13%
Operating Gain	$95.1	$48.4	96%
Operating Margin	4.8%	2.8%	200	bp

        Operating revenue increased $220.4 million, or 13%, in 2002 primarily due to premium rate increases, particularly in Local Large Group and Small Group businesses, and higher membership in Small Group, Individual and Medicaid. In addition, retention of membership exceeded 90% as a result of good service.

        Operating gain increased $46.7 million, or 96%, primarily due to favorable overall claims experience, particularly in Local Large Group fully-insured, Individual and Medicare Supplement businesses. These improvements in our operating gain resulted in a 200 basis point increase in operating margin to 4.8% in 2002.

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

West

        Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. The following table presents our West segment's summarized results of operations for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$457.2	$356.9	28%
Operating Gain	$17.6	$3.1	NM
Operating Margin	3.8%	0.9%	290	bp

        Operating revenue increased $100.3 million, or 28%, primarily due to higher premium rates, particularly in Local Large Group fully-insured and Small Group businesses and higher membership in Individual, Local Large Group and Small Group businesses.

        Operating gain increased $14.5 million to $17.6 million in 2002, primarily due to higher administrative fees associated with our National Accounts business, improved underwriting performance and higher membership in our Small Group business and higher average membership in our Local Large Group and Individual businesses. In addition, we were able to leverage our fixed costs over a significantly increased membership base. These improvements in our operating gain resulted in a 290 basis point increase in operating margin to 3.8% in 2002.

Specialty

        Our Specialty segment includes our group life and disability, pharmacy benefit management, dental and vision administration services, behavioral health benefits and third party occupational health services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, or Pro, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date, but are not material. The following table presents our Specialty segment's summarized results of operations for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$247.0	$185.5	33%
Operating Gain	$25.2	$15.9	58%
Operating Margin	10.2%	8.6%	160	bp

        Operating revenue increased $61.5 million, or 33%, primarily due to higher revenue at APM. APM's operating revenue grew primarily due to increased mail order prescription volume and the implementation of APM's pharmacy benefit programs in the first six months of 2001 by BCBS-CO/NV and BCBS-ME. Excluding our TRICARE business from 2001, mail service membership increased 17%, while retail service membership increased 12%. Excluding our TRICARE business from 2001, mail service prescription volume increased 31% and retail prescription volume increased 20%.

        Operating gain increased $9.3 million, or 58%, primarily due to increased mail order prescription volume at APM and the leveraging of our fixed costs over increased membership. These improvements in our operating gain resulted in a 160 basis point increase in operating margin to 10.2% in 2002.

Other

        Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare Parts A and B programs in Indiana, Illinois, Kentucky and Ohio, intersegment revenue and expense eliminations and corporate expenses not allocated to operating segments. In 2001, our Other segment also contained Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense's TRICARE program for military families. Our TRICARE business was sold on May 31, 2001. The following table presents the summarized results of operations for our Other segment, including elimination of intersegment revenue, for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30
			% Change
	2002	2001
	($ in Millions)
Operating Revenue	$(57.3)	$227.9	NM
Operating Loss	$(28.3)	$(19.1)	(48%)

        Operating revenue decreased $285.2 million to $(57.3) million for the six months ended June 30, 2002 from $227.9 million for the six months ended June 30, 2001. Excluding intersegment operating revenue eliminations of $137.3 million in 2002 and $97.5 million in 2001, operating revenue decreased $245.4 million, or 75%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE business from 2001 and intersegment operating revenue eliminations, operating revenue increased $17.8 million, or 29%, primarily due to additional revenue at AdminaStar Federal.

        Operating loss increased $9.2 million primarily due to higher unallocated corporate expenses and the absence of TRICARE operating income. These unallocated expenses accounted for $42.2 million for the six months ended June 30, 2002 and $23.6 million for the six months ended June 30, 2001. This increase in unallocated corporate expenses is primarily related to higher incentive compensation costs as a result of better than planned operating results.

CRITICAL ACCOUNTING POLICIES

        We consider some of our most important accounting policies to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets and our investment portfolio. Application of these and other accounting policies requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and this discussion.

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

Income Taxes

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between financial reporting and tax reporting. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion may be unrealized. See Note 13 to our December 31, 2001 audited consolidated financial statements for additional information.

        We believe that our valuation allowance is sufficient and at each quarterly financial reporting date, we evaluate each of our gross deferred tax assets based on each of the five key elements that follow:

  •
  the types of temporary differences making up our gross deferred tax asset;

  •
  the anticipated reversal periods of those temporary differences;

  •
  the amount of taxes paid in prior periods and available for a carry-back claim;

  •
  the forecasted near term future taxable income; and

  •
  any significant other issues impacting the likely realization of the benefit of the temporary differences.

        Further, because of challenges including industry-wide issues regarding both the timing and the amount of deductions, we have recorded reserves for possible exposure. To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate in any given period could be materially impacted. In addition, the Internal Revenue Service is currently examining two of our five open tax years.

Goodwill and Other Intangible Assets—FAS 141 and FAS 142

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our transitional impairment test of existing goodwill during the second quarter of 2002. This test involved the use of estimates related to the fair value of the business in which the goodwill had been allocated. There were no impairment losses as a result of this test. See Note 3 to our June 30, 2002 unaudited consolidated financial statements for additional information.

Investment Portfolio

        Our investment portfolio is carried at fair value. As a result, we evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. If any declines are determined to be other than temporary, we charge the losses to income.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash receipts consist primarily of premiums and administrative fees, investment income and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from policyholder benefit payments, administrative expenses and taxes. We also use cash for purchases of investment securities, capital expenditures and acquisitions. Cash outflows fluctuate because of uncertainties regarding the amount and timing of settlement of our liabilities for benefit claims and the timing of payments of operating expenses. Our investment strategy is to make prudent investments, consistent with insurance statutes and other regulatory requirements, with the intention of preserving our asset base. Cash flows could be adversely impacted by general business conditions including health care costs increasing more than premium rates, our ability to maintain favorable provider agreements, reduction in enrollment, changes in federal and state regulation, litigation risks and competition. We believe that cash flow from operations, together with the investment portfolio, will continue to provide sufficient liquidity to meet general operational needs, special needs arising from changes in financial position and changes in financial markets. We also have lines of credit totaling $1.0 billion to provide additional liquidity. We have made no borrowings under these facilities.

Cash Flow for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Net cash flow provided by operating activities was $243.4 million for the six months ended June 30, 2002 and $261.1 million for the six months ended June 30, 2001, a decrease of $17.7 million. This decrease is generally associated with the timing of receivables and disbursements, and it more than offset the increase in net income.

        Net cash flow provided by investing activities was $53.2 million for the six months ended June 30, 2002 and net cash flow used in investing activities was $225.5 million for the six months ended June 30, 2001, an increase of $278.7 million. This increase was due primarily to higher cash balances held by our investment managers at June 30, 2002. Additionally, in 2002, we purchased the remaining 50% interest of Maine Partners Health Plan and we purchased Pro Behavioral Health, a Denver, Colorado-based behavioral health care company. These and other acquisitions resulted in cash used in investing activities of $18.1 million during 2002 compared to the $42.3 million cash provided by investing activities resulting primarily from the sale of our TRICARE operations during 2001.

        Net cash flow used in financing activities was $37.3 million for the six months ended June 30, 2002. This activity was principally the result of our re-purchase of our common stock. There were no financing activities that impacted cash flow for the six months ended June 30, 2001.

Trigon Transaction

        We incurred cash requirements of approximately $1.2 billion for the Trigon merger, including both the cash portion of the purchase price and certain of our transaction costs. To fund this transaction, we issued $950.0 million of unsecured and unsubordinated notes with a weighted coupon of 6.50% on July 31, 2002 (see Note 6 to our June 30, 2002 unaudited consolidated financial statements). We also used available cash and sold investments to generate the remaining cash to complete the transaction. The total purchase price paid for the Trigon transaction was approximately $4.2 billion and included the issuance of approximately 39,007,625 shares of Anthem common stock, valued at $2.7 billion.

        On May 29, 2002, we entered into a bridge loan agreement under which we could borrow up to $1.2 billion to fund the transaction with Trigon. We reduced the amount available under this bridge loan to $600.0 million effective July 2, 2002 when we amended and restated our revolving credit facilities. Immediately following the Trigon acquisition, we terminated this bridge facility.

Future Liquidity and Credit Facilities

        On July 2, 2002 we amended and restated revolving credit facilities of up to $1.0 billion with our lender group. Under one facility, which expires on November 5, 2006, we may borrow up to $400.0 million. Under the other facility, which expires July 1, 2003, we may borrow up to $600.0 million. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at our option. Borrowings under both credit facilities bear interest at rates determined under two interest rate options or through a competitive bid process. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of our senior unsecured debt. Under the competitive bid process, borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Our ability to borrow under these credit facilities is subject to typical conditions and to compliance with certain financial ratios. We terminated our previous revolving credit facilities totaling $800.0 million and our two additional agreements for aggregate additional borrowings of $135.0 million on July 2, 2002. Anthem Insurance Companies, Inc.'s, or Anthem Insurance's, commercial paper program has been discontinued as of July 2, 2002. No amounts were outstanding under the current or prior facilities as of June 30, 2002 or December 31, 2001.

        Additional future liquidity needs may include acquisitions, operating expenses, common stock repurchases and capital contributions to our subsidiaries and will include interest and contract fee payments on our debt. We anticipate that we will purchase BCBS-KS with cash from current operations, pending the ultimate outcome of the appeal of the Kansas Insurance Commissioner's decision (see Note 2 to our June 30, 2002 unaudited consolidated financial statements). We plan to use all or any combination of the following to fund our liquidity needs: cash from operations, our investment portfolio, new borrowings under our credit facilities and future equity and debt offerings. Our source of liquidity would be determined at the time of need, based on market conditions at that time.

Dividends from Subsidiaries

        Generally, dividends paid by a regulated insurance company in any 12-month period are limited to the greater or lesser (depending on state statute) of the prior year's statutory net income or 10% of statutory surplus. Dividends in excess of this amount are classified as extraordinary and require prior approval of the respective departments of insurance.

        We are the parent company of Anthem Insurance and the newly formed entity Anthem Southeast. Among our sources of liquidity are dividends from Anthem Insurance and Anthem Southeast. In 2001, Anthem Insurance received $368.1 million in dividends from its operating subsidiaries. Then in April 2002, Anthem Insurance paid us an ordinary dividend of $400.0 million. Anthem Southeast will pay us dividends of $125.0 million during the third quarter of 2002. In addition, we expect dividends of approximately $300.0 million to be available to be paid to us from Anthem Insurance in 2003.

Stock Repurchase Program

        Our board of directors approved a common stock repurchase program under which we may purchase up to $400.0 million of shares from time to time, subject to business and market conditions. Subject to applicable law, shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. Through August 5, 2002, we had repurchased 557,500 shares at a cost of $37.5 million.

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

        Our risk based capital as of December 31, 2001, which was the most recent date for which compliance was required, was substantially in excess of all mandatory RBC thresholds.

        This management's discussion and analysis contains certain forward-looking information. Words such as "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "estimate(s)", "should", "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies in the Trigon acquisition and to successfully integrate our operations; our expectations regarding the accounting and tax treatments of the transaction and the value of the transaction consideration; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment strategy is the preservation of our asset base and the maximization of portfolio income given an acceptable level of risk. Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk and market valuation risk. No material changes to any of these risks have occurred since December 31, 2001. For a more detailed discussion of market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

        On March 11, 1998, Anthem and its Ohio subsidiary, Community Insurance Company ("CIC") were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of our denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys' fees in an amount to be determined by the court. The court later granted attorneys' fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem. The court also reversed the award of $49.0 million in punitive damages against both Anthem and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff's appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

        Anthem's primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc.,No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner,M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc.,No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court.

        Both suits allege that the four companies acted in combination and collusion with one another to enter into illegal agreements with hospitals in the area, under which the defendants agreed to reduce the reimbursement rates paid to physicians practicing medicine at these hospitals and to physicians in the area. The suits allege that as a direct result of the defendants' alleged anticompetitve actions, health care in the area has suffered, namely: that there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state's antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys' fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. These suits are in the preliminary stages. We intend to vigorously defend the suits and believe that any liability from these suits will not have a material adverse effect on our consolidated financial position or results of operations.

        On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that we failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with us. We paid our customers' claims for the health care providers' services by sending payments to our customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers' services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for us on the health care providers' equitable lien claims. The Court also entered summary judgment for us on the health care providers' contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of our networks, (2) did not receive direct payment from us for services rendered to a patient covered by one of our insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by our payment to our customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. We filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted our motion seeking an interlocutory appeal of the class certification order. In any event, we intend to continue to vigorously defend the case and believe that any liability that may result from the case will not have a material adverse effect on our consolidated financial position or results of operations.

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

        AdminaStar Federal, Inc., one of our subsidiaries, has received several subpoenas prior to May 2000 from the Office of Inspector General, or OIG, and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from us related to our Medicare fiscal intermediary Part A and Part B operations. We have made certain disclosures to the government relating to our Medicare Part B operations in Kentucky. We were advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government's ongoing review. We are not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against us. However, we believe any fines or penalties that may arise from these reviews would not have a material adverse effect on our consolidated financial position or results of operations of the Company.

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

        The offering of the Common Stock closed on November 2, 2001 and resulted in gross proceeds of $1,987.2 million (including $259.2 million of gross proceeds attributable to the shares of Common Stock sold pursuant to exercise of the underwriters' over-allotment option), of which $91.4 million was applied to the underwriting discount. The proceeds to the Company equaled $1,895.8 million. Of such amount, $28.9 million was contributed to Anthem Insurance and $5.4 million has been used to pay additional expenses of the Common Stock offering and the demutualization. Of the resulting net proceeds to the Company from the Common Stock offering, $1,843.8 million has been used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of shares of Common Stock in the demutualization of Anthem Insurance (including payments to eligible statutory members pursuant to the "top up provision" of the plan of conversion), and the remaining net proceeds of $17.7 million retained by the Company will be available for general corporate purposes. In February 2002, $3.9 million of the $17.7 million remaining net proceeds was used for interest payments on the Units. In May 2002, an additional $3.4 million of net proceeds was used for interest payments on the Units. The $10.4 million remaining balance of net proceeds was applied toward the repurchase of shares of common stock by the Company during May 2002.

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

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 13, 2002, the following persons were elected to the Board of Directors:

	Votes For	Votes Withheld
Susan B. Bayh	64,556,783	283,208
Allan B. Hubbard	64,629,443	210,548
William G. Mays	64,629,077	210,914
Donald W. Riegle, Jr.	64,553,468	286,523
William J. Ryan	64,630,034	209,957

        The following directors' term of office continued after the Annual Meeting of Shareholders:

        Larry C. Glasscock, William B. Hart, Victor S. Liss, L. Ben Lytle, James W. McDowell, Jr., B. LaRae Orullian, George A. Schaefer, Jr., Dennis J. Sullivan, Jr.

        The matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

        Ratification of Ernst & Young as independent auditors of the Company for 2002

Votes For	63,768,000
Votes Against	855,546
Votes Abstained	215,557

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

        a) Exhibits:

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

        b) Current Reports on Form 8-K filed during the quarter covered by this Form 10-Q are as follows:

  1.
  Form 8-K furnished, not filed, on April 9, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

  2.
  Form 8-K furnished, not filed, on April 15, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

  3.
  Form 8-K filed on April 30, 2002 attaching an Agreement and Plan of Merger, a Stock Option Agreement and a press release reporting that the Company had entered into a definitive merger agreement with Trigon Healthcare, Inc. ("Trigon") to merge in a transaction valued at approximately $4.0 billion, with each Trigon shareholder receiving $30.00 in cash and 1.062 shares of Anthem common stock.

  4.
  Form 8-K furnished, not filed, on June 3, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

  5.
  Form 8-K furnished, not filed, on June 17, 2002 reporting meetings at which it was expected that the Company's ability to meet earnings expectations previously reported would be confirmed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant
Date: August 5, 2002	By:	/s/ MICHAEL L. SMITH Michael L. Smith Executive Vice President and Chief Financial and Accounting Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number		Document
4.11	(i)
First Amendment, dated as of July 2, 2002, to the Five-Year Credit Agreement, dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc., the bank's party thereto, J.P. Morgan Chase Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and Bank of America, N.A., as Syndication Agent. (The copy of this exhibit filed as exhibit number 4.11(i) to Anthem, Inc.'s Registration Statement on Form S-1 (Registration No. 333-90478) as filed with the Commission is incorporated herein by reference.)
4.12
364-Day Credit Agreement, dated as of July 2, 2002, among Anthem, Inc., the Lenders party thereto, and J.P. Morgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and Fleet National Bank, as Documentation Agent. (The copy of this exhibit filed as exhibit number 4.12 to Anthem, Inc.'s Registration Statement on Form S-1 (Registration No. 333-90478) as filed with the Commission is incorporated herein by reference.)
4.13		Indenture, dated as of July 31, 2002, between Anthem, Inc. and The Bank of New York, as Trustee.
4.14		First Supplemental Indenture, dated as of July 31, 2002, by and between Anthem, Inc. and The Bank of New York, as Trustee.
10.1	(i)	Amendment to Anthem's 2001 Stock Incentive Plan, dated April 25, 2002.
10.18	(i)	Amendment to Anthem's 2001-2003 Long-Term Incentive Plan, dated April 25, 2002.
10.28
Credit Agreement, dated as of May 29, 2002, by and among Anthem, Inc., Goldman Sachs Credit Partners L.P., as Administrative Agent, Sole Lead Arranger and Bookrunner, Bank of America, N.A. and J.P. Morgan Chase Bank, Inc., as Co-Syndication Agents, and Fleet National Bank, as Documentation Agent. (The copy of this exhibit filed as exhibit number 10.28 to Anthem, Inc.'s Registration Statement on Form S-4 (Registration No. 333-88776) as filed with the Commission is incorporated herein by reference.)
99.1		Anthem's 401(k) Long-Term Savings Investment Plan, dated to be effective as of January 1, 1997.
99.2		Amendment to Anthem's 401(k) Long-Term Savings Investment Plan, dated June 1, 2002.
99.3		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  (Mark One)
Anthem, Inc. Quarterly Report on Form 10-Q For the Period Ended June 30, 2002 Table of Contents
  PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements
Anthem, Inc. Consolidated Balance Sheets (In Millions, Except Share Data)
Anthem, Inc. Consolidated Statements of Income (Unaudited) (In Millions)
Anthem, Inc. Consolidated Statements of Shareholders' Equity (Unaudited) (In Millions, Except Share Data)
Anthem, Inc. Consolidated Statements of Cash Flows (Unaudited) (In Millions)
Anthem, Inc. Notes to Consolidated Financial Statements (Unaudited) June 30, 2002 (Dollars in Millions, Except Share Data)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Introduction
  Significant Transactions
  Membership—June 30, 2002 Compared To June 30, 2001
  Cost of Care
  Results of Operations for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001
  Midwest
  East
  West
  Specialty
  Other
  Results of Operations For the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001
  Midwest
  East
  West
  Specialty
  Other
  CRITICAL ACCOUNTING POLICIES
  Liability for Unpaid Life, Accident and Health Claims
  Income Taxes
  Goodwill and Other Intangible Assets—FAS 141 and FAS 142
  Investment Portfolio
  LIQUIDITY AND CAPITAL RESOURCES
  Cash Flow for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001
  Trigon Transaction
  Future Liquidity and Credit Facilities
  Dividends from Subsidiaries
  Stock Repurchase Program
  Risk-Based Capital
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  Litigation
  Other Contingencies
  ITEM 2. Changes in Securities and Use of Proceeds
  Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS