Form 10-Q
period 2002-09-30
ANTHEM INC
filed 2002-11-04
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-16751

ANTHEM, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-2145715
(State or other jurisdiction of incorporatio or organization)	(I.R.S. Employer Identification Number)

120 MONUMENT CIRCLE, INDIANAPOLIS, INDIANA	46204-4903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (317) 488-6000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2002
Common Stock, $0.01 par value	141,445,904 shares

Anthem, Inc.

Quarterly Report on Form 10-Q
For the Period Ended September 30, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Anthem, Inc.
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In Millions, Except Share Data)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$5,548.5	$3,882.7
Equity securities	139.8	189.1

	5,688.3	4,071.8
Cash and cash equivalents	912.0	406.4
Premium and self funded receivables	835.7	544.7
Reinsurance receivables	78.8	76.7
Other receivables	216.3	169.1
Other current assets	62.5	31.2

Total current assets	7,793.6	5,299.9
Restricted cash and investments	52.1	39.6
Property and equipment	536.7	402.3
Goodwill	2,502.3	338.1
Other intangible assets	1,286.4	129.3
Other noncurrent assets	64.1	67.4

Total assets	$12,235.2	$6,276.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,925.0	$1,411.3
Future policy benefits	335.0	247.9
Other policyholder liabilities	56.4	57.3

Total policy liabilities	2,316.4	1,716.5
Unearned income	562.5	320.6
Accounts payable and accrued expenses	413.5	331.0
Bank overdrafts	371.2	310.7
Income taxes payable	74.6	52.4
Other current liabilities	717.5	231.4

Total current liabilities	4,455.7	2,962.6
Long term debt, less current portion	1,658.5	818.0
Retirement benefits	35.0	96.1
Other noncurrent liabilities	760.7	339.9

Total liabilities	6,909.9	4,216.6
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2002, 141,243,802; 2001, 103,295,675	1.4	1.1
Additional paid in capital	4,835.1	1,960.8
Retained earnings	372.6	55.7
Unearned restricted stock compensation	(5.8)	—
Accumulated other comprehensive income	122.0	42.4

Total shareholders’ equity	5,325.3	2,060.0

Total liabilities and shareholders’ equity	$12,235.2	$6,276.6

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In Millions, Except Per Share Data)
Revenues
Premiums	$3,221.5	$2,323.3	$8,352.9	$6,866.1
Administrative fees	257.7	191.7	674.8	622.0
Other revenue	24.6	15.2	62.5	37.8

Total operating revenue	3,503.8	2,530.2	9,090.2	7,525.9
Net investment income	67.3	61.4	187.5	170.4
Net realized gains on investments	7.3	72.1	13.2	61.2
Gain on sale of subsidiary operations	1.0	—	1.0	25.0

	3,579.4	2,663.7	9,291.9	7,782.5

Expenses
Benefit expense	2,626.6	1,976.8	6,937.8	5,847.6
Administrative expense	683.7	474.3	1,733.7	1,465.9
Interest expense	30.3	13.8	65.4	41.8
Amortization of goodwill and other intangible assets	9.4	8.1	16.8	23.8
Demutualization expenses	—	13.6	—	16.6

	3,350.0	2,486.6	8,753.7	7,395.7

Income before income taxes and minority interest	229.4	177.1	538.2	386.8
Income taxes	56.9	64.6	158.9	133.2
Minority interest (credit)	1.3	1.0	2.1	(0.9)

Net income	$171.2	$111.5	$377.2	$254.5

Net income per share (1)
Basic	$1.33	$1.08	$3.37	$2.46

Diluted	$1.29	$1.07	$3.30	$2.45

(1)	Prior year amounts represent pro forma earnings per share prior to the initial public offering.

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
	(In Millions, Except Share Data)
Balance at December 31, 2001	103,295,675	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	377.2	—	—	377.2
Change in net unrealized gains on investments	—	—	—	—	—	79.6	79.6

Comprehensive income							456.8
Acquisition of Trigon Healthcare, Inc., net of issue costs	38,971,908	0.3	2,899.2	—	—	—	2,899.5
Repurchase and retirement of common stock	(1,721,800)	—	(48.9)	(60.3)	—	—	(109.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	643,501	—	23.8	—	(5.8)	—	18.0
Adjustments related to the demutualization	54,518	—	0.2	—	—	—	0.2

Balance at September 30, 2002	141,243,802	$1.4	$4,835.1	$372.6	$(5.8)	$122.0	$5,325.3

Balance at December 31, 2000 (1)	—	$—	$—	$1,848.6	$—	$71.2	$1,919.8
Net income (1)	—	—	—	254.5	—	—	254.5
Change in net unrealized gains on investments (1)	—	—	—	—	—	0.6	0.6

Comprehensive income (1)							255.1

Balance at September 30, 2001 (1)	—	$—	$—	$2,103.1	$—	$71.8	$2,174.9

(1)	Prior year Total Shareholders’ Equity amounts represent “Policyholders’ surplus” prior to demutualization.

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2002	2001
	(In Millions)
Operating activities
Net income	$377.2	$254.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(13.2)	(61.2)
Gain on sale of subsidiary operations	(1.0)	(25.0)
Depreciation, amortization and accretion	101.0	90.2
Deferred income taxes	50.5	54.9
Loss on sale of assets	1.3	2.6
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	7.3	(5.6)
Receivables	(30.6)	5.8
Other assets	13.1	(23.2)
Policy liabilities	126.1	137.4
Unearned income	29.5	42.9
Accounts payable and accrued expenses	34.5	9.4
Other liabilities	(69.0)	(9.4)
Income taxes	(2.8)	40.1

Net cash provided by continuing operations	623.9	513.4
Net cash used in discontinued operations	—	(1.6)

Cash provided by operating activities	623.9	511.8
Investing activities
Purchases of investments	(3,537.4)	(2,913.9)
Sales or maturities of investments	3,441.9	2,573.5
Purchases of subsidiaries, net of cash acquired	(790.5)	(3.8)
Sale of subsidiaries, net of cash sold	1.3	45.0
Proceeds from sale of property and equipment	5.6	2.1
Purchases of property and equipment	(81.7)	(53.4)

Cash used in investing activities	(960.8)	(350.5)
Financing activities
Proceeds from long term borrowings	938.5	—
Repurchase and retirement of common stock	(109.2)	—
Proceeds from exercise of stock options and employee stock purchase plan	17.1	—
Costs related to the issuance of shares for the Trigon acquisition	(4.1)	—
Adjustment to payments to eligible statutory members in the demutualization	0.2	—

Cash provided by financing activities	842.5	—

Change in cash and cash equivalents	505.6	161.3
Cash and cash equivalents at beginning of period	406.4	203.3

Cash and cash equivalents at end of period	$912.0	$364.6

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2002
(Dollars in Millions, Except Share Data)

1. Basis of Presentation

On November 2, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) converted from a mutual insurance company to a stock insurance company in a process known as a demutualization. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. (“Anthem”). Effective with the demutualization, Anthem completed an initial public offering of 55,200,000 shares of common stock. The shares issued in the initial public offering are in addition to 48,095,675 shares of common stock (which will ultimately vary slightly as all distribution issues are finalized) distributed to eligible statutory members in the demutualization.

The accompanying unaudited consolidated financial statements of Anthem, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001 have been recorded. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Acquisitions and Divestitures

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”), in accordance with an agreement and plan of merger announced April 29, 2002. Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in the Commonwealth of Virginia, excluding the northern Virginia suburbs of Washington, D.C. The merger provides the Company with a new Southeast segment and is expected to provide further economies of scale.

Trigon’s shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4,038.1 and included cash of $1,104.3, the issuance of 38,971,908 shares of Anthem common stock, valued at $2,708.1, Trigon stock options converted into Anthem stock options for 3,866,770 shares, valued at $195.5 and approximately $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long term unsecured and unsubordinated notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

In accordance with FAS 141, Business Combinations, Anthem has allocated the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $2,178.5 of estimated non-tax deductible goodwill. Anthem has not yet finalized its fair value analysis, therefore, the allocation of the purchase price is subject to refinement.

The estimated fair values of Trigon assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

Current assets	$1,953.5
Goodwill	2,178.5
Other intangible assets	1,172.7
Other non-current assets	212.1

Total assets acquired	5,516.8
Current liabilities	952.3
Non-current liabilities	526.4

Total liabilities assumed	1,478.7

Net assets acquired	$4,038.1

Of the $1,172.7 of acquired intangible assets, $706.4 was assigned to Blue Cross and Blue Shield trademarks, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $453.7 of subscriber base with a weighted average useful life of 23 years, $8.4 of provider and hospital networks with a 20 year useful life, and $4.2 of non-compete agreements with a 26 month useful life.

The results of operations for Trigon are included in Anthem’s consolidated income statement after the completion of the acquisition. The following unaudited pro forma summary presents revenues, net income and per share data of Anthem as if the Trigon acquisition had occurred on January 1, 2001. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Trigon been owned by Anthem for the full three and nine months ended September 30, 2002 and 2001, nor is it necessarily indicative of future results of operations. The pro forma information includes the results of operations for Trigon for the periods prior to the acquisition, adjusted for interest expense on long term debt and reduced investment income related to the cash and investment securities used to fund the acquisition, additional amortization and depreciation associated with the purchase and the related income tax effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues	$3,888.0	$3,406.7	$11,264.1	$9,982.5
Net income	184.3	103.3	420.1	269.5
Pro forma earnings per share:
Basic	$1.30	$0.73	$2.96	$1.89
Diluted	1.26	N/A	2.91	N/A
Pro forma shares outstanding:
Basic	141,999,669	142,267,583	142,146,622	142,267,583
Diluted	146,572,319	N/A	144,136,740	N/A

The diluted pro forma earnings per share for the three and nine months ended September 30, 2001 were not calculated as such amounts would not be meaningful as no stock or dilutive securities existed for the majority of the year and a relevant market price for the entire year does not exist. There were no dilutive securities outstanding prior to November 2, 2001, the effective date of the demutualization. The pro forma basic earnings per share for the three and nine months ended September 30, 2001 were calculated using the weighted average shares outstanding for the period from November 2, 2001 to December 31, 2001.

Other Acquisitions Consummated during the Nine Months Ended September 30, 2002

During the nine months ended September 30, 2002, the Company completed the following three other acquisitions for an aggregate purchase price of $18.1:

•	PRO Behavioral Health, a Denver, Colorado-based behavioral health care company;

•	Remaining 50% ownership interest in Maine Partners Health Plan, Inc.; and

•	Contingent purchase price payment in accordance with a purchase agreement dated October 17, 1999 for Matthew Thornton Health Plan, Inc.

Goodwill recognized in these transactions amounted to $10.8 of which $6.1 is expected to be fully deductible for tax purposes. Goodwill was assigned to the East and Specialty segments in the amounts of $7.7 and $3.1, respectively. The pro forma effects of the acquisitions on results for periods prior to the purchase dates are not material to the Company’s consolidated financial statements.

Pending Acquisition

On May 31, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal. The Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. The Company expects the Supreme Court to hear oral arguments of the parties to this case in late 2002 or early 2003.

Divestitures

During the three months ended September 30, 2002, the Company divested of several small business operations, which were no longer deemed to be strategically aligned with objectives of the Company’s Specialty business segment. The Company recognized an aggregate pretax gain of $1.0 million on these dispositions. The pro forma effects of these divestitures are insignificant to the consolidated results of operations.

3. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. The Company completed its transitional impairment test of existing goodwill and other intangible assets with indefinite lives during the second quarter of 2002. This test involved the use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives is allocated. There were no impairment losses as a result of this test.

A summary of the change in the carrying amount of goodwill by reportable segment for the period ended September 30, 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Total
Balance as of January 1, 2002	$133.6	$121.5	$74.9	$—	$8.1	$338.1
Goodwill acquired	—	7.7	—	2,178.5	3.1	2,189.3
Adjustments	—	(5.1)	(12.1)	(6.0)	(0.8)	(24.0)
Goodwill related to divestitures	—	—	—	—	(1.1)	(1.1)

Balance as of September 30, 2002	$133.6	$124.1	$62.8	$2,172.5	$9.3	$2,502.3

Adjustments of $18.0 were to reduce goodwill for the post-acquisition adjustment of deferred tax assets established in purchase accounting relating to previous acquisitions (see Note 7). Further, goodwill was adjusted by $6.0 for the tax benefit that resulted from the exercise of stock options issued as part of the Trigon acquisition.

The components of other intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$518.9	$(43.3)	$475.6	$64.7	$(29.7)	$35.0
Provider and hospital networks	33.2	(6.9)	26.3	24.2	(5.0)	19.2
Other	15.1	(4.5)	10.6	10.8	(3.2)	7.6

	567.2	(54.7)	512.5	99.7	(37.9)	61.8
Intangible asset with indefinite life:
Blue Cross and Blue Shield trademarks	773.9	—	773.9	67.5	—	67.5

	$1,341.1	$(54.7)	$1,286.4	$167.2	$(37.9)	$129.3

With the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill. The intangible asset established for Blue Cross and Blue Shield trademarks is deemed to have an indefinite life and beginning January 1, 2002 is no longer amortized. Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2001 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported net income	$171.2	$111.5	$377.2	$254.5
Amortization of goodwill (net of tax)	—	3.1	—	9.9
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	0.5	—	1.6

Adjusted net income	$171.2	$115.1	$377.2	$266.0

Basic earnings per share:
As reported and pro forma	$1.33	$1.08	$3.37	$2.46
Amortization of goodwill (net of tax)	—	0.03	—	0.09
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	—	—	0.02

Adjusted basic earnings per share	$1.33	$1.11	$3.37	$2.57

Diluted earnings per share:
As reported and pro forma	$1.29	$1.07	$3.30	$2.45
Amortization of goodwill (net of tax)	—	0.03	—	0.09
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	0.01	—	0.02

Adjusted diluted earnings per share	$1.29	$1.11	$3.30	$2.56

Aggregate amortization expense for the three months and nine months ended September 30, 2002 was $9.4 and $16.8, respectively. As of September 30, 2002, estimated amortization expense for each of the five calendar years ending December 31, is as follows:

2002	$29.2
2003	47.3
2004	44.3
2005	39.6
2006	37.0

4. Capital Stock

Shares and Options Issued for the Trigon Acquisition

Effective July 31, 2002, as partial consideration for the purchase of Trigon, the Company issued 1.062 shares of Anthem common stock for each Trigon share outstanding, resulting in additional outstanding shares of 38,971,908. The $2,708.1 fair value of the common shares issued was determined based on the average market price of Anthem’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. Offering costs of $4.1 reduced the aggregate fair value and $2,704.0 was recorded as par value of common stock and additional paid in capital.

Trigon stock options were converted into 3,866,770 Anthem stock options, valued at $195.5 and recorded as additional paid in capital. The Trigon stock options converted into Anthem stock options and were valued at the acquisition date using a Black-Scholes option-pricing model using weighted average assumptions as follows:

Risk-free interest rate	4.96%
Volatility factor	42.00%
Dividend yield	—
Weighted average expected life	7 years

Stock Repurchase Program

Anthem’s Board of Directors approved a common stock repurchase program under which the Company may purchase up to $400.0 of shares from time to time, subject to business and market conditions. Subject to applicable law, shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. Through September 30, 2002, the Company has repurchased and retired 1,721,800 shares at a cost of $109.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

Stock Incentive Plan

On May 3, 2002, pursuant to the Company’s 2001 Stock Incentive Plan (“Stock Plan”), the Company granted 1,547,720 stock options to purchase shares of the Company’s common stock to certain eligible executives, employees and non-employee directors. The exercise price of these options is $71.86 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors. During the three months ended September 30, 2002, the Company granted 35,661 stock options to purchase shares of the Company’s common stock to its employees and non-employee directors.

Further, as noted above, options for 3,866,770 shares of the Company’s common stock were issued on July 31, 2002 for certain options of Trigon that were outstanding at the time of the acquisition. These shares have an average exercise price of $30.86 per share and can be exercised anytime through their expiration date.

For the nine months ended September 30, 2002, 493,969 options were exercised, including those related to the Trigon acquisition, for an aggregate total of $14.2.

On May 3, 2002, pursuant to the Stock Plan, the Company granted 93,600 shares of the Company’s common stock as restricted stock awards to certain eligible executives at $71.86 per share, the fair value of the stock on the grant date. Fifty percent of the shares vest on December 31, 2004, with the remaining fifty percent vesting on December 31, 2005. None of the shares of restricted stock may be transferred or encumbered, except as provided for in the award agreements, until the restrictions on such shares lapse or are removed. For grants of restricted stock, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Amortization expense of $0.9 has been recorded from the issue date through September 30, 2002.

During the three months ended September 30, 2002, the Company granted 1,323 shares of the Company’s common stock as partial payment of board retainer fees. The shares have no restrictions.

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

Employee Stock Purchase Plan

The Company has registered 3,000,000 shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. The Stock Purchase Plan was initiated in June 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each plan quarter and applied toward the purchase of stock on the last trading day of each plan quarter. Once purchased, the stock is accumulated in the employee’s investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Employee purchases under the Stock Purchase Plan were 54,609 shares, with a total purchase amount of $2.9, during the plan quarter ended August 31, 2002. As of September 30, 2002, payroll deductions of $0.9 had been accumulated toward purchases for the plan quarter ending November 30, 2002.

5. Earnings Per Share

The following sets forth the denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2002. Weighted average shares used for basic earnings per share assumes that the adjustment to common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Denominator for basic earnings per share—weighted average shares	128,844,685	111,793,857
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	1,815,421	983,762
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	1,632,908	1,492,427

Denominator for diluted earnings per share	132,293,014	114,270,046

There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001, as shown below, were used to calculate pro forma earnings per share for the three and nine months ended September 30, 2001.

Denominator for basic earnings per share—weighted average shares	103,295,675
Effect of dilutive securities—employee stock options	313,397
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	212,766

Denominator for diluted earnings per share	103,821,838

6. Credit Facilities and Long Term Debt

On July 31, 2002, Anthem issued $950.0 of long-term unsecured and unsubordinated notes ($150.0 of 4.875% notes due 2005, and $800.0 of 6.800% notes due 2012). The net proceeds of $938.5 from the note offering were used to pay a portion of the approximately $1.1 billion of cash merger consideration and expenses associated with Anthem’s acquisition of Trigon.

On July 2, 2002, Anthem amended and restated its revolving lines of credit with its lender group to make Anthem the borrower and to increase the available borrowings to $1.0 billion. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. The Company can select from three options for borrowing under both credit facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem’s senior, unsecured debt. The third option, is a competitive bid process, under which borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. Anthem’s two previous revolving credit facilities totaling $800.0 were terminated on July 2, 2002, as well as the two credit agreements entered into in February 2002, allowing for $135.0 of additional borrowings. Anthem Insurance’s commercial paper program has been discontinued as of July 2, 2002. No amounts were outstanding under the current or prior facilities as of September 30, 2002 or December 31, 2001.

Senior guaranteed notes of $99.8, which mature in July 2003, were reported with other current liabilities as of September 30, 2002.

7. Income Taxes

During the third quarter of 2002, the Company evaluated its valuation allowance and determined that, as of September 30, 2002, the only items that require a valuation allowance are those that relate to specific deferred tax temporary differences and no allowance is required due to taxable income in future reversal periods. This determination was due to the levels of taxable income reported on Anthem’s recently filed 2001 consolidated income tax return, its taxable income reported for the first nine months of 2002 and expected taxable income for future periods. Pursuant to FAS 109, Accounting for Income Taxes, the deferred tax valuation allowance adjustment has been deemed to be a discrete period event and was reported entirely in the three months ended September 30, 2002. A $26.8 credit to income tax expense was recorded, and reduced Anthem’s effective tax rate for the three months ended September 30, 2002 to 24.8%. The diluted earnings per share impact was $0.20 and $0.23, respectively, for the three months and nine months ended September 30, 2002. In addition to the credit to income tax expense, an $18.0 reduction of prior acquisition goodwill was recorded (see Note 3). This post acquisition adjustment was the result of recognition of deferred tax assets from previous acquisitions originally estimated to be unrealizable.

8. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income	$171.2	$111.5	$377.2	$254.5
Change in net unrealized gains on investments	77.9	(0.5)	79.6	0.6

Comprehensive income	$249.1	$111.0	$456.8	$255.1

9. Segment Information

Financial data by reportable segment for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30, 2002
	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Operating revenue from external customers	$1,520.5	$1,078.7	$225.3	$573.4	$57.3	$48.6	$3,503.8

Intersegment revenues	$0.5	$0.1	$0.1	$0.1	$78.7	$(79.5)	$—

Operating gain (loss)	$67.3	$61.7	$31.7	$46.3	$13.4	$(26.9)	$193.5

	Three Months Ended September 30, 2001
	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Operating revenue from external customers	$1,294.3	$941.1	$211.4	$—	$46.1	$37.3	$2,530.2

Intersegment revenues	$—	$—	$—	$—	$54.2	$(54.2)	$—

Operating gain (loss)	$34.3	$30.3	$7.2	$—	$9.1	$(1.8)	$79.1

	Nine Months Ended September 30, 2002
	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Operating revenue from external customers	$4,480.9	$3,057.8	$682.5	$573.4	$167.0	$128.6	$9,090.2

Intersegment revenues	$0.5	$0.1	$0.1	$0.1	$216.0	$(216.8)	$—

Operating gain (loss)	$182.9	$156.8	$49.3	$46.3	$38.6	$(55.2)	$418.7

	Nine Months Ended September 30, 2001
	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Operating revenue from external customers	$3,761.0	$2,699.8	$568.3	$—	$134.1	$362.7	$7,525.9

Intersegment revenues	$—	$—	$—	$—	$151.7	$(151.7)	$—

Operating gain (loss)	$119.3	$78.7	$10.3	$—	$25.0	$(20.9)	$212.4

A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reportable segments operating gain	$193.5	$79.1	$418.7	$212.4
Net investment income	67.3	61.4	187.5	170.4
Net realized gains on investments	7.3	72.1	13.2	61.2
Gain on sale of subsidiary operations	1.0	—	1.0	25.0
Interest expense	(30.3)	(13.8)	(65.4)	(41.8)
Amortization of goodwill and other intangible assets	(9.4)	(8.1)	(16.8)	(23.8)
Demutualization expenses	—	(13.6)	—	(16.6)

Income before income taxes and minority interest	$229.4	$177.1	$538.2	$386.8

10. Contingencies

Litigation:

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, seeks injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

In addition, the Company’s Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. Two of the suits seek injunctive relief and monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, seeks injunctive relief only. On July 19, 2001, one of the suits was certified as a class suit as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with the Company and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. The Company has appealed the class certification decision.

On September 26, 2002, Anthem, Inc. was added as a defendant to a Multi District Litigation (“MDL”) class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and Wellpoint. The complaint alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages.

On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company’s Connecticut subsidiary. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits, one by the Connecticut State Dental Association, and the second by two dental providers, purportedly on behalf of a class of dental providers. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive).

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

Following the purchase of Blue Cross and Blue Shield of Maine (“BCBS-ME”), appeals were filed by two parties that intervened in the administrative proceedings before Maine’s Superintendent of Insurance (the “Superintendent”), challenging the Superintendent’s decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. In one appeal, Maine’s Attorney General requested the Court to modify the Superintendent’s decision, by requiring BCBS-ME to submit an update to the statutorily mandated appraisal of its fair market value and to deposit into the charitable foundation the difference between the net proceeds that have been transferred to the foundation and the final value of BCBS-ME, if greater. In the other appeal, a consumers’ group also challenged that portion of the Superintendent’s decision regarding the value of BCBS-ME. On December 21, 2001, the Court issued an opinion affirming the decision of the Superintendent approving the conversion of BCBS-ME and the subsequent acquisition by Anthem Insurance. The Consumers for Affordable Health Care appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. On October 16, 2002, the Maine Supreme Judicial Court affirmed the decision of the lower Court and thereby affirmed the Superintendent’s decision regarding the value of BCBS-ME, approving the conversion of BCBS-ME and the subsequent acquisition by the Company. This matter has now been fully adjudicated.

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of the Company’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. 02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court.

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that we failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of the Company’s insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. In any event, the Company intends to continue to vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

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

Other Contingencies:

The Company, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by the federal Centers for Medicare and Medicaid Services, formerly the Health Care Financing Administration. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In recent years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 to $51.6, plus a payment by one company of $144.0. While the Company believes it is currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of the Company’s activities under certain of its Medicare fiscal intermediary contracts.

AdminaStar Federal, Inc. (“AdminaStar”), a subsidiary of Anthem Insurance, has received several subpoenas prior to May 2000 from the Office of Inspector General (“OIG”) and the U.S. Department of Justice, one seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and the others requesting certain financial records and information of AdminaStar and Anthem Insurance related to the Company’s Medicare fiscal intermediary (Part A) and carrier (Part B) operations. The Company has made certain disclosures to the government relating to its Medicare Part B operations in Kentucky. The Company was advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government’s ongoing review. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from these reviews would not have a material adverse effect on the consolidated financial position or results of operations.

As a Blue Cross Blue Shield Association licensee, the Company participates in the Federal Employee Program (“FEP”), a nationwide contract with the Federal Office of Personnel Management to provide coverage to federal employees and their dependents. On July 11, 2001, the Company received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised the Company that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against the Company’s FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government’s ongoing review. The Company is currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews cannot be determined at this time.

Anthem Insurance guaranteed certain financial contingencies of its subsidiary, Anthem Alliance Health Insurance Company (“Alliance”), under a contract between Alliance and the United States Department of Defense. Under that contract, Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001, at which time Alliance was sold. There was no call on the guarantee for the period from May 1, 1998 to April 30, 2001 (which period is now “closed”), and the Company does not anticipate a call on the guarantee for the periods beginning May 1, 2001 through May 31, 2001 (which periods remain “open” for possible review by the Department of Defense).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are one of the nation’s largest health benefits companies and an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to approximately eleven million members throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the northern Virginia suburbs of Washington, D.C.).

Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our health business segments with a local focus to address each geographic region’s unique market, regulatory and healthcare delivery characteristics. Our health business segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; West, which includes Colorado and Nevada; and Southeast, which is Virginia, excluding the northern Virginia suburbs of Washington D.C.

In addition to our four health business segments, our reportable segments include a Specialty segment that includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. During the third quarter of 2002, we sold our third party occupational health services businesses, which were part of our Specialty segment. The results of these businesses were not material to earnings of this segment or our consolidated results. Our Other segment is comprised of AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio, intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments. In 2001, our Other segment also contained Anthem Alliance Health Insurance Company, or Anthem Alliance. Anthem Alliance primarily provided health care benefits and administration in nine states for the Department of Defense’s TRICARE Program for military families. We sold our TRICARE operations on May 31, 2001.

We offer our health benefits customers a diversified mix of managed care products such as preferred provider organizations or PPOs, health maintenance organizations or HMOs, point of service or POS plans and traditional indemnity products. We also provide a broad array of managed care services to self-funded employers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from insured contracts where we indemnify our policyholders against loss. The administrative fees come from contracts where our contract holders are self-insured, from the administration of Medicare programs and from other health related businesses including disease management programs and health promotion products. Other revenue is principally generated by our pharmacy benefit management company and is associated with the mail order sale of drugs.

Our benefit expense consists mostly of four cost of care components: outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and broader social and lifestyle patterns of the population as a whole. A portion of benefit expense for each period consists of actuarial estimates of claims incurred but not yet reported to us for reimbursement. Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members. Several economic factors related to health care costs have a direct impact on the risks associated with our business. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose risks on our business due to their impact on the affordability of health care insurance.

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2001 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q.

Significant Transactions

On July 31, 2002, we completed the purchase of Trigon Healthcare, Inc., or Trigon, by acquiring 100% of Trigon’s outstanding stock, and we established a new Southeast segment. Trigon was Virginia’s largest health benefits company and was the exclusive Blue Cross and Blue Shield licensee for Virginia, excluding the northern Virginia suburbs of Washington, D.C. Trigon’s shareholders received thirty dollars in cash and 1.062 shares of

Anthem common stock for each Trigon share outstanding. The transaction value was approximately $4.0 billion and included the issuance of 38,971,908 shares of Anthem common stock, valued at $2.7 billion, cash of $1.1 billion, and approximately $0.2 billion of transaction and other costs. Refer to the Liquidity and Capital Resources section of this discussion for more information related to the sources of funds for this acquisition. (See Note 2 of our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001, included in Part I, Item 1, of this Form 10-Q for additional information concerning the pro forma impact of Trigon on our consolidated financial statements.)

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that we had signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. We joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Court ruled in favor of us and BCBS-KS, vacating the Commissioner’s disapproval and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. We expect the Supreme Court to hear oral arguments of the parties to this case in late 2002 or early 2003.

On May 31, 2001, we sold our TRICARE operations. The results of our TRICARE operations during 2001 were reported in our Other segment. The results of our TRICARE operations for the five months ended May 31, 2001 were $263.2 million in operating revenue and $4.2 million in operating gain.

Membership—September 30, 2002 Compared to September 30, 2001

We categorize our membership into seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more eligible employees, which are not considered National Accounts.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those in our under age 65 business and our Medicare Supplement (age 65 and over) business.

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

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•
The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management, or OPM. FEP revenue represents the reimbursements by OPM of medical costs incurred including the actual cost of administering the program, as well as a performance-based share of the national program’s overall profit.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs which we manage for the states of Connecticut and New Hampshire.

Our BlueCard membership is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. Generally, the administrative fees we receive are based on the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims from providers in our network who have provided service to BlueCard members. The administrative fees are then divided by an average per member per month, or PMPM, factor to calculate the number of members. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines.

In addition to reporting our membership by customer type, we report membership by funding arrangement according to the level of risk we assume in the product contract. Our two funding arrangement categories are fully insured and self-funded. Self-funded products are offered to customers, generally larger employers, with the ability and desire to retain some or all of the risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to indemnify themselves from catastrophic loss.

The following table presents our membership count by segment, customer type and funding arrangement as of September 30, 2002 and 2001, comparing total and same store membership respectively. We define same store membership as our membership at a given period end in a segment or for a particular customer or funding type, after excluding the impact of members obtained through acquisitions during such period. We believe that same store membership counts best capture the rate of organic growth of our operations period over period. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	Total September 30, 2002	Trigon Acquisition	Same Store September 30, 2002	Total September 30, 2001	Total Change	Total %	Same Store Change		Same Store %
	(in thousands)
Segment
Midwest	5,188	—	5,188	4,846	342	7%	342		7%
East	2,408	—	2,408	2,225	183	8	183		8
West	823	—	823	763	60	8	60		8

Same Store	8,419	—	8,419	7,834	585	7	585		7
Southeast	2,533	2,533	—	—	2,533	NM (2)	—		—

Total	10,952	2,533	8,419	7,834	3,118	40%	NM	(2)	NM (2)

Customer Type
Local Large Group	3,836	968	2,868	2,800	1,036	37%	68		2%
Small Group	1,156	337	819	818	338	41	1		—
Individual	1,060	286	774	688	372	54	86		13
National Accounts (1)	3,921	650	3,271	2,890	1,031	36	381		13
Medicare + Choice	104	—	104	100	4	4	4		4
Federal Employee Program	675	228	447	426	249	58	21		5
Medicaid	200	64	136	112	88	79	24		21

Total	10,952	2,533	8,419	7,834	3,118	40%	585		7%

Funding Arrangement
Self-funded	5,572	1,159	4,413	4,048	1,524	38%	365		9%
Fully insured	5,380	1,374	4,006	3,786	1,594	42	220		6

Total	10,952	2,533	8,419	7,834	3,118	40%	585		7%

(1)	Includes Total September 30, 2002 BlueCard members of 2,395 (including 320 from our Trigon Acquisition) and Total September 30, 2001 BlueCard members of 1,617.
(2)	NM = Not meaningful.

During the twelve months ended September 30, 2002, total membership increased 3.1 million, or 40%, primarily due to our acquisition of Trigon, which became our Southeast segment. Excluding the impact of our Trigon acquisition, total membership increased 585,000, or 7%, primarily in National Accounts, Individual and Local Large Group businesses.

The following discussion of membership changes between periods excludes the impact of our Trigon acquisition, which is identified separately in the table above.

National Accounts membership increased 381,000, or 13%, primarily due to a significant increase in BlueCard activity.

Individual membership increased 86,000, or 13%, with the majority of this growth resulting from higher sales in our under 65 business in all segments due to the introduction of new, more affordable products.

Local Large Group membership increased 68,000 or 2%, as we experienced favorable sales and retention in fully insured business in our Midwest and East segments. In our Midwest segment, this growth was partially offset by the anticipated decrease in our self-funded business primarily as a result of pricing actions taken to better align revenue with costs.

Medicaid membership increased 24,000, or 21%, primarily due to the State of Connecticut’s broadening of eligibility standards and increased promotion of its Medicaid product.

Federal Employee Program membership increased 21,000, or 5%, primarily due to our concentrated effort to serve our customers well, fewer competitors in the market and a new cost-effective product offering.

Medicare + Choice membership increased 4,000, or 4%. Our 2001 membership count included 9,000 Colorado Medicare + Choice members. As of January 1, 2002, we exited this market. Excluding our withdrawal from this market, membership increased 13,000, or 14%. This increase was primarily due to new business in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product.

Self-funded membership increased 365,000, or 9%, primarily due to an increase in National Accounts BlueCard membership. Fully insured membership grew by 220,000 members, or 6%, primarily in Individual and Local Large Group businesses, as explained above.

Cost of Care

The following discussion represents our aggregate cost of care trends for the 12-month period ended September 30, 2002, excluding the impact of our Trigon acquisition, for our Local Large Group and Small Group fully insured businesses only. Cost increases have varied among segments and products. Our aggregate cost of care trend was approximately 13%, driven primarily by pharmacy and outpatient costs.

Pharmacy costs increased by approximately 17% for the 12-month period ended September 30, 2002. In response to increasing pharmacy costs, we have and continue to implement three-tier drug programs for our members. Three-tier drug programs reflect benefit designs that have three co-payment levels, which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are lists of prescription drugs that have been reviewed and selected for their quality and effectiveness by a committee of practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these formulary listed brand name and generic drugs to ensure members receive quality and cost-effective medication. The favorable impact of three-tier drug programs on prescription drug cost trends is most significant in the first year of implementation, and as of September 30, 2002, we have already implemented three-tier drug programs for approximately 64% of our members.

Cost increases for outpatient services were approximately 14%. Drivers of this outpatient trend include a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, and increased cost of emergency room services as more procedures are being performed at each emergency room visit. Costs are also increasing for outpatient surgery and radiology services. We are addressing these trend increases by ensuring that procedures are being performed in the most appropriate setting and through provider contracting.

Cost increases for professional services were approximately 12%. This trend is due to both higher utilization and higher unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging procedures, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Unit cost increases were driven primarily by increases in physician fee schedules.

Cost increases for inpatient services have experienced an overall trend of approximately 9%. Approximately two thirds of this trend resulted from unit cost increases and approximately one third of this trend resulted from utilization increases. The growth in inpatient costs was primarily due to the shift of lower-cost procedures to the outpatient setting and our re-negotiation of provider contracts. Hospitals have taken a more aggressive stance in their contracting with health benefit companies as a result of reduced hospital reimbursements from Medicare and pressure to recover the costs of additional investments in new medical technology and facilities. Utilization increases resulted primarily from increases in the frequency of inpatient surgeries.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Our consolidated results of operations for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30		Change
	2002	2001	$	%
	($ in Millions)
Operating revenue and premium equivalents (1)	$4,976.7	$3,545.5	$1,431.2	40%

Premiums	$3,221.5	$2,323.3	$898.2	39%
Administrative fees	257.7	191.7	66.0	34
Other revenue	24.6	15.2	9.4	62

Total operating revenue	3,503.8	2,530.2	973.6	38
Benefit expense	2,626.6	1,976.8	649.8	33
Administrative expense	683.7	474.3	209.4	44

Total operating expense	3,310.3	2,451.1	859.2	35

Operating gain (2)	193.5	79.1	114.4	145
Net investment income	67.3	61.4	5.9	10
Net realized gains on investments	7.3	72.1	(64.8)	(90)
Gain on sale of subsidiary operations	1.0	—	1.0	NM	(3)
Interest expense	30.3	13.8	16.5	120
Amortization of goodwill and other intangible assets	9.4	8.1	1.3	16
Demutualization expenses	—	13.6	(13.6)	NM	(3)

Income before taxes and minority interest	229.4	177.1	52.3	30
Income taxes	56.9	64.6	(7.7)	(12)
Minority interest	1.3	1.0	0.3	30

Net income	$171.2	$111.5	$59.7	54%

Average basic shares outstanding (in millions) (4)	128.8	103.3	25.5	25%
Average diluted shares outstanding (in millions) (4)	132.3	103.8	28.5	27%
Basic net income per share (4)	$1.33	$1.08	$0.25	23%
Diluted net income per share (4)	$1.29	$1.07	$0.22	21%
Benefit expense ratio (5)	81.5%	85.1%		(360	)bp(6)
Administrative expense ratio: (7)
Calculated using total operating revenue (8)	19.5%	18.7%		80	bp(6)
Calculated using operating revenue and premium equivalents (9)	13.7%	13.4%		30	bp(6)
Operating margin (10)	5.5%	3.1%		240	bp(6)

The following definitions are also applicable to all other results of operations tables and schedules in this discussion:

(1) Operating revenue and premium equivalents is a measure of the volume of business commonly used in the health benefits industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue, the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the three months ended September 30, 2002 were $1,472.9 million and for the three months ended September 30, 2001 were $1,015.3 million.

(2) Operating gain is intended to be used as a measure of operating performance of our health care business and does not capture the performance of our investment portfolio, gain on sale of subsidiary operations, interest expense, amortization of goodwill and other intangible assets, demutualization expenses, income taxes and minority interest. Our definition of operating gain may not be comparable to similarly titled measures reported by other companies and should not be construed as a better indicator of pretax profitability than income before income taxes and minority interest, which is determined in accordance with generally accepted accounting principles.

(3) NM = Not meaningful

(4) September 30, 2001 amounts represent pro forma earnings per share prior to our initial public offering. See Note 5 to our unaudited consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 included in Part I, Item I of this Form 10-Q.

(5) Benefit expense ratio = Benefit expense ÷ Premiums.

(6) bp = basis point; one hundred basis points = 1%.

(7) While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of fully insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio including premium equivalents.

(8) Administrative expense ÷ Total operating revenue.

(9) Administrative expense ÷ Operating revenue and premium equivalents.

(10) Operating margin = Operating gain ÷ Total operating revenue.

Premiums increased $898.2 million, or 39%. Excluding the impact of our Trigon acquisition in 2002, premiums increased $370.9 million, or 16%, primarily due to premium rate increases which averaged 15% on a rolling 12-month basis ended September 30, 2002 in our Local Large Group fully insured and Small Group businesses, and higher fully insured membership in all of our business segments.

Administrative fees increased $66.0 million, or 34%, primarily due to our acquisition of Trigon. Excluding the impact of our Trigon acquisition in 2002, administrative fees increased $22.3 million, or 12%, primarily from membership growth in National Accounts self-funded business. Excluding the impact of our Trigon acquisition in 2002, other revenue, which is comprised principally of Anthem Prescription Management’s, or APM’s, sale of mail order drugs, increased $6.9 million, or 45%. Other revenue primarily represents co-pays and deductibles from mail order prescriptions received from members. Approximately two thirds of the increase in mail order revenue was due to additional volume and approximately one third of the increase was due to unit cost increases.

Benefit expense increased $649.8 million, or 33%, in 2002. Excluding the impact of our Trigon acquisition in 2002, benefit expense increased $222.9 million, or 11%, due to increased cost of care trends and higher average membership. Cost of care trend increases were driven primarily by higher costs in pharmacy and outpatient services. Our benefit expense ratio decreased 360 basis points from 85.1% in 2001 to 81.5% in 2002, primarily due to better than expected claims experience in all of our business segments, a $26.6 million favorable adjustment for reserve developments in 2002 and the $21.0 million of adjustments to strengthen reserves in the third quarter of 2001. Excluding these adjustments in both quarters, our benefit expense ratio improved 180 basis points, decreasing to 82.4%.

Administrative expense increased $209.4 million, or 44%, in 2002. Excluding the impact of our Trigon acquisition in 2002, administrative expense increased $109.1 million, or 23%, primarily due to higher employee compensation costs and other variable costs associated with higher membership, such as commissions and premium taxes. This growth also reflected a $23.0 million adjustment for additional premium tax expense accrued for our business in the state of Ohio and a reduction of $5.7 million in the carrying value of our investment in MedUnite, an independent full-service technology firm which we co-founded with six of the nation’s other largest health plans. Excluding the impact of our Trigon acquisition in 2002, our administrative expense ratio, calculated using operating revenue and premium equivalents, increased 70 basis points to 14.1% primarily due to the increase in administrative expenses.

Net investment income increased $5.9 million, or 10%. This increase in investment income primarily resulted from the impact of our Trigon acquisition, higher average investment portfolio balances during 2002 compared to 2001 and the impact of an increased allocation of fixed income securities as a percentage of our investment portfolio during the third quarter of 2001. As yields on investment securities are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

Net realized gains on investments decreased $64.8 million, or 90%. Included in net realized gains on investments are net realized gains and losses from the sale of equity and fixed income securities and other than temporary impairments of investments. Net realized capital gains from the sale of equity securities decreased $62.1 million to $0.1 million from $62.2 million in 2001. This decrease was primarily due to our realization of $65.2 million of gains in 2001 resulting from the restructuring of our portfolio to sell some of our equity securities and purchase more fixed income securities and equity index funds. Net realized capital gains from the sale of fixed income securities were $9.1 million in 2002 compared to $9.9 million in 2001. Also included in our net realized gains on investments is $1.9 million in 2002 of realized losses on a limited partnership. Net realized gains or losses on investments are influenced by market conditions when an investment is sold or deemed to be impaired, and will vary from period to period.

Our gain on the sale of subsidiary operations of $1.0 million in 2002 relates to the sale of our third party occupational health services businesses during the third quarter of 2002.

Interest expense increased $16.5 million, or 120%, primarily reflecting interest incurred on the debt issued in conjunction with our Trigon acquisition in July 2002 and the issuance of our 6.00% Equity Security Units on November 2, 2001.

Amortization of goodwill and other intangible assets increased $1.3 million, or 16%, from 2001 to 2002, primarily due to the impact of two months amortization of $466.3 million of amortizable intangible assets resulting from our Trigon acquisition. This increase was partially offset by our adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, on January 1, 2002. See Note 3 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001, included in Part I, Item 1, of this Form 10-Q.

Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder owned insurance company on November 2, 2001 totaled $13.6 million in the third quarter of 2001.

Income tax expense decreased by $7.7 million, or 12%, primarily due to the non-recurring reduction of a tax valuation allowance during the third quarter of 2002. Continued momentum in our operating results over the last several quarters contributed to the expected full recovery of certain deferred tax assets. Our effective income tax rate decreased to 24.8% in the third quarter of 2002 from 36.5% in the third quarter of 2001. This decrease in our effective income tax rate is primarily due to the decrease in income tax expense and nondeductible demutualization expenses which were incurred during the third quarter of 2001.

Net income increased $59.7 million, or 54%, primarily due to the impact of our Trigon acquisition, membership growth and improved underwriting results in each of our health business segments. Assuming FAS 142 had been in effect for the quarter ended September 30, 2001, our net income would have increased $56.1 million, or 49%.

Both basic and fully diluted earnings per share increased as a result of increased net income as described above. These increases were partially offset by an increase in the number of respective shares outstanding due to the stock issued in conjunction with our Trigon acquisition during the third quarter of 2002 and the dilutive impact of approximately 1.8 million shares subject to options granted to directors, key managers and officers.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$1,521.0	$1,294.3	18%
Operating Gain	$67.3	$34.3	96%
Operating Margin	4.4%	2.7%	170	bp
Membership (in 000s)	5,188	4,846	7%

Operating revenue increased $226.7 million, or 18%, in 2002 primarily due to premium rate increases, particularly in our Local Large Group fully insured and Small Group businesses and membership increases particularly in our Local Large Group fully insured, Individual and Medicare + Choice businesses.

Operating gain increased $33.0 million, or 96%, in 2002 primarily due to improved underwriting results in our Local Large Group fully insured and Small Group businesses and the recognition of a $15.7 million favorable adjustment for reserve developments in 2002. The comparability of our results was also impacted by an adjustment to strengthen reserves by $11.2 million during the third quarter of 2001. Operating gain improvements in the quarter were partially offset by an unfavorable $23.0 million adjustment recorded in the third quarter of 2002 to reflect the accrual of additional premium taxes in the state of Ohio.

Membership increased 342,000, or 7%, primarily due to enrollment gains in National Accounts BlueCard, Local Large Group fully insured and Individual businesses. Individual sales benefited from the introduction of new, lower premium products. Our Midwest segment experienced a decrease in Local Large Group self-funded membership, which was anticipated and was a result of pricing actions designed to better align revenue with costs of services to this membership class.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$1,078.8	$941.1	15%
Operating Gain	$61.7	$30.3	104%
Operating Margin	5.7%	3.2%	250	bp
Membership (in 000s)	2,408	2,225	8%

Operating revenue increased $137.7 million, or 15%, in 2002 primarily due to premium rate increases, particularly in Local Large Group and Small Group businesses, and higher membership primarily in our Local Large Group and Medicaid businesses.

Operating gain increased $31.4 million, or 104% to $61.7 million in 2002 primarily due to improved underwriting results, particularly in our Small Group business, and an unfavorable reserve strengthening adjustment of $9.4 million recorded during the third quarter of 2001.

Membership increased 183,000, or 8%, primarily in National Accounts BlueCard, Local Large Group and Medicaid businesses. National Accounts membership increased primarily due to increased BlueCard activity and new sales. Local Large Group membership increased due to a new account relationship with the State of New Hampshire, and Medicaid membership increased primarily as a result of the State of Connecticut’s broadening of eligibility standards and increased promotion of its Medicaid product to its residents.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$225.4	$211.4	7%
Operating Gain	$31.7	$7.2	340%
Operating Margin	14.1%	3.4%	1,070	bp
Membership (in 000s)	823	763	8%

Operating revenue increased $14.0 million, or 7%, primarily due to higher premium rates particularly in Local Large Group fully-insured and Small Group businesses, and higher membership in our Individual business.

Operating gain increased by $24.5 million in the third quarter of 2002, primarily due to improved underwriting results in our Small Group and Individual businesses and a $10.9 million favorable adjustment for reserve developments recorded in 2002.

Membership increased 60,000, or 8%, to 823,000, primarily due to increased National Accounts BlueCard business and higher sales in our Individual business. We exited the Medicare + Choice market in Colorado effective January 1, 2002.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the northern Virginia suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the two months ended September 30, 2002 are as follows:

Two Months Ended September 30, 2002
($ in Millions)
Operating Revenue	$573.5
Operating Gain	$46.3
Operating Margin	8.1%
Membership (in 000s)	2,533

Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. These two months of operating results may not be sustainable or indicative of future performance, as we are in the very early stages of transitioning business practices and policies that will govern our Southeast segment’s operations.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. During the third quarter of 2002, we sold our third party occupational health services businesses, the operating results of which were not material to the earnings of this segment or our consolidated results. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, or PRO, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward and are not material to results for this segment in the quarter. Our Specialty segment’s summarized results of operations for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$136.0	$100.3	36%
Operating Gain	$13.4	$9.1	47%
Operating Margin	9.9%	9.1%	80	bp

Operating revenue increased $35.7 million, or 36%, primarily due to increased mail order prescription volume at APM. Excluding the effects of our TRICARE operations, mail service prescription volume increased 32% and retail prescription volume increased 15%.

Operating gain increased $4.3 million, or 47%, primarily due to increased mail order prescription volume and further penetration of generic drug prescriptions. Improved results in the life and dental businesses also contributed to the growth in operating gain, which was modestly offset by start-up expenses associated with our behavioral health and vision operations.

Other

Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio, elimination of intersegment revenue and expenses, and corporate expenses not allocated to operating segments. The summarized results of operations for our Other segment for the three months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$(30.9)	$(16.9)	(83%)
Operating Loss	$(26.9)	$(1.8)	NM

Operating revenue decreased $14.0 million, or 83%, in 2002 on an as-reported basis. Excluding intersegment operating revenue eliminations of $79.5 million in 2002 and $54.2 million in 2001, operating revenue increased $11.3 million, or 30%, primarily due to additional revenue from AdminaStar Federal’s 1-800 Call Center contract. This contract is with the Center for Medicare and Medicaid Services for our operation of the 1-800 Medicare Help Line.

Operating loss increased $25.1 million to $(26.9) million in 2002 primarily due to higher unallocated corporate expenses. These unallocated expenses accounted for $22.9 million in 2002 and $2.8 million in 2001. This increase in unallocated expenses was primarily related to higher incentive compensation costs as a result of better than expected operating results under our incentive compensation plans. Also contributing to this increased operating loss was the reduction in our carrying value of our investment in MedUnite.

Results of Operations For the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Our consolidated results of operations for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30		Change
	2002	2001	$	%
	($ in Millions)
Operating revenue and premium equivalents (1)	$12,731.7	$10,428.6	$2,303.1	22%

Premiums	$8,352.9	$6,866.1	$1,486.8	22%
Administrative fees	674.8	622.0	52.8	8
Other revenue	62.5	37.8	24.7	65

Total operating revenue	9,090.2	7,525.9	1,564.3	21
Benefit expense	6,937.8	5,847.6	1,090.2	19
Administrative expense	1,733.7	1,465.9	267.8	18

Total operating expense	8,671.5	7,313.5	1,358.0	19

Operating gain (2)	418.7	212.4	206.3	97
Net investment income	187.5	170.4	17.1	10
Net realized gains on investments	13.2	61.2	(48.0)	(78)
Gain on sale of subsidiary operations	1.0	25.0	(24.0)	(96)
Interest expense	65.4	41.8	23.6	56
Amortization of goodwill and other intangible assets	16.8	23.8	(7.0)	(29)
Demutualization expenses	—	16.6	(16.6)	NM	(3)

Income before taxes and minority interest	538.2	386.8	151.4	39
Income taxes	158.9	133.2	25.7	19
Minority interest (credit)	2.1	(0.9)	3.0	NM	(3)

Net income	$377.2	$254.5	$122.7	48%

Average basic shares outstanding (in millions) (4)	111.8	103.3	8.5	8%
Average diluted shares outstanding (in millions) (4)	114.3	103.8	10.5	10%
Basic net income per share (4)	$3.37	$2.46	$0.91	37%
Diluted net income per share (4)	$3.30	$2.45	$0.85	35%
Benefit expense ratio (5)	83.1%	85.2%		(210	)bp(6)
Administrative expense ratio: (7)
Calculated using total operating revenue (8)	19.1%	19.5%		(40	)bp(6)
Calculated using operating revenue and premium equivalents (9)	13.6%	14.1%		(50	)bp(6)
Operating margin (10)	4.6%	2.8%		180	bp(6)

(1)	The self-funded claims included for the nine months ended September 30, 2002 were $3,641.5 million and for the nine months ended September 30, 2001 were $2,902.7 million.

For the remaining footnote explanations, see the corresponding table included in the “Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001” section.

Premiums increased $1,486.8 million, or 22%, to $8,352.9 million in 2002. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, premiums increased $1,156.0 million, or 17%, primarily due to premium rate increases. Also contributing to this growth was higher fully insured membership in all of our business segments.

Administrative fees increased $52.8 million, or 8%, primarily due to the impact of our Trigon acquisition in 2002. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, administrative fees increased $75.8 million, or 14%, primarily from membership growth in National Accounts self-funded business. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, other revenue, which is comprised principally of APM’s sale of mail order drugs, increased $22.2 million, or 59%. Mail order revenues increased primarily due to additional volume and the introduction of APM as the pharmacy benefit manager in our West segment and in Maine in the first six months of 2001.

Benefit expense increased $1,090.2 million, or 19%, in 2002. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, benefit expense increased $860.7 million, or 15%, due to increased cost of care and higher average membership. Higher costs of care were driven primarily by higher costs in pharmacy and outpatient services. Our benefit expense ratio decreased 210 basis points from 85.2% in 2001 to 83.1% in 2002 due partly to the sale of our TRICARE operations in 2001 and the impact of our Trigon acquisition in 2002. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, our benefit expense ratio decreased 150 basis points from 84.7% in 2001 to 83.2% in 2002, primarily due to better than expected claims experience in all of our business segments. Furthermore, our 2002, year to date improvement was also impacted by favorable adjustments for reserve developments in 2002 and adjustments to strengthen reserves in 2001.

Administrative expense increased $267.8 million, or 18%, in 2002. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, administrative expense increased $229.0 million, or 16%, primarily due to higher employee compensation costs and other additional costs associated with higher membership including higher commissions and premium taxes. This growth also reflected a $23.0 million adjustment for additional premium tax expense accrued for our business in the state of Ohio and a reduction of $10.1 million in the carrying value of our investment in MedUnite. Excluding our TRICARE operations from 2001 and the impact of our Trigon acquisition in 2002, our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 10 basis points to 13.7%.

Net investment income increased $17.1 million, or 10%. This increase in investment income primarily resulted from the impact of our Trigon acquisition, higher average investment portfolio balances during 2002 compared to 2001 and the impact of an increased allocation of fixed income securities as a percentage of our investment portfolio during the third quarter of 2001. As yields on investment securities are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

Net realized gains on investments decreased $48.0 million, or 78%. Included in net realized gains on investments are net realized gains and losses from the sale of equity and fixed income securities and other than temporary impairments of investments. Net realized capital gains from the sale of equity securities decreased $68.4 million to $0.4 million in 2002 from $68.8 million in 2001. This decrease was primarily due to our realization of $65.2 million of gains in 2001 resulting from the restructuring of our portfolio. Net realized capital gains from the sale of fixed income securities were $15.9 million in 2002 compared to $21.3 million in 2001. Also included in our net realized gains on investments is $3.1 million in 2002 of realized losses on a limited partnership and $28.9 million in 2001 of impairment losses on equity securities. Net realized gains or losses on investments are influenced by market conditions when an investment is sold or deemed to be impaired, and will vary from period to period.

Our gain on the sale of subsidiary operations of $1.0 million in 2002 relates to the sale of our third party occupational health services businesses, and the $25.0 million gain in 2001 relates to the sale of our TRICARE operations on May 31, 2001.

Interest expense increased $23.6 million, or 56%, primarily reflecting additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition and the issuance of our 6.00% Equity Security Units on November 2, 2001.

Amortization of goodwill and other intangible assets decreased $7.0 million, or 29%, primarily due to our adoption of FAS 142 on January 1, 2002. This decrease was partially offset by the impact of two months amortization of $466.3 million of amortizable intangible assets resulting from our Trigon acquisition during the third quarter of 2002. See Note 3 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q for additional information concerning our adoption of FAS 142.

Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder owned insurance company on November 2, 2001 totaled $16.6 million in 2001.

Income tax expense increased $25.7 million, or 19%, primarily due to increased income before taxes. Our effective income tax rate decreased to 29.5% in 2002 from 34.4% in 2001. This 490 basis point decrease in the effective income tax rate is primarily due to the reduction of a deferred tax valuation allowance in 2002, nondeductible demutualization expenses incurred during 2001 and the impact of FAS 142. Effective January 1, 2002, FAS 142 eliminated amortization of goodwill for financial statement reporting, a portion of which was non-tax deductible goodwill.

Net income increased $122.7 million, or 48%, primarily due to our Trigon acquisition, the improvement in our operating results in each health business segment as further described below, higher net investment income and lower amortization of goodwill and other intangible assets resulting from the adoption of FAS 142 on January 1, 2002. Assuming FAS 142 had been in effect for the nine months ended September 30, 2001, our net income would have increased $111.2 million, or 42%.

Both basic and fully diluted earnings per share increased as a result of increased net income as described above. These increases were partially offset by an increase in the number of respective shares outstanding due to the stock issued in conjunction with our Trigon acquisition during the third quarter of 2002 and the dilutive impact of approximately 1.0 million shares subject to options granted to directors, key mangers and officers.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$4,481.4	$3,761.0	19%
Operating Gain	$182.9	$119.3	53%
Operating Margin	4.1%	3.2%	90	bp

Operating revenue increased $720.4 million, or 19%, in 2002 primarily due to premium rate increases and membership increases particularly in our Local Large Group fully insured and Individual businesses.

Operating gain increased $63.6 million, or 53%, in 2002 primarily due to improved underwriting results in our Local Large Group fully insured and Small Group businesses. Our operating gain was also impacted by the recognition of a $15.7 million favorable adjustment for reserve developments recorded in the third quarter of 2002 and a strengthening of reserves during 2001. Operating gain improvements were partially offset by a $23.0 million unfavorable adjustment recorded in the third quarter of 2002 to reflect the accrual of additional premium taxes in the state of Ohio.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$3,057.9	$2,699.8	13%
Operating Gain	$156.8	$78.7	99%
Operating Margin	5.1%	2.9%	220	bp

Operating revenue increased $358.1 million, or 13%, in 2002 primarily due to premium rate increases, particularly in Local Large Group and Small Group businesses.

Operating gain increased $78.1 million, or 99%, primarily due to improved underwriting results, particularly in our Small Group and Local Large Group fully-insured businesses, and the absence of an unfavorable reserve strengthening adjustment of $9.4 million recorded during the third quarter of 2001.

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

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$682.6	$568.3	20%
Operating Gain	$49.3	$10.3	379%
Operating Margin	7.2%	1.8%	540	bp

Operating revenue increased by $114.3 million, or 20%, primarily due to higher premium rates particularly in Local Large Group fully-insured and Small Group businesses, and higher membership in our Individual business.

Operating gain increased $39.0 million to $49.3 million in 2002, primarily due to improved results in our Small Group, Local Large Group fully insured and Individual businesses and an adjustment of $10.9 million for favorable reserve developments recorded during the third quarter of 2002.

Southeast

The Southeast business segment was formed on July 31, 2002 at the effective date of our merger with Trigon. See our Southeast discussion of operations in the “Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001” section.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. During the third quarter of 2002, we sold our third party occupational health services businesses, the operating results of which were not material to the earnings of this segment or our consolidated results. On June 1, 2002, we acquired certain assets of PRO, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward and are not material to the operating revenue or operating gain of this segment in the nine months ended September 30, 2002. Our Specialty segment’s summarized results of operations for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$383.0	$285.8	34%
Operating Gain	$38.6	$25.0	54%
Operating Margin	10.1%	8.7%	140	bp

Operating revenue increased $97.2 million, or 34%, primarily due to increased mail order prescription volume at APM and the implementation of APM’s pharmacy benefit programs in the first six months of 2001 in our West segment and in Maine. Excluding the effects of our TRICARE operations, mail service prescription volume increased 31% and retail prescription volume increased 18%.

Operating gain increased $13.6 million, or 54%, primarily due to increased mail order prescription volume and further penetration of generic drug prescriptions at APM. Improved results in the life and dental businesses also contributed to the growth in operating gain, which was modestly offset by start-up expenses associated with our behavioral health and vision operations.

Other

Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio, elimination of intersegment revenue and expenses and corporate expenses not allocated to operating segments. In 2001, our Other segment also contained Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense’s TRICARE program for military families. Our TRICARE operations were sold on May 31, 2001. Our summarized results of operations for our Other segment for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30
	2002	2001	% Change
	($ in Millions)
Operating Revenue	$(88.2)	$211.0	(142%)
Operating Loss	$(55.2)	$(20.9)	(164%)

Operating revenue decreased $299.2 million to $(88.2) million in 2002 from $211.0 million in 2001, on an as-reported basis. Excluding intersegment operating revenue eliminations of $216.8 million in 2002 and $151.7 million in 2001, operating revenue decreased $234.1 million, or 65%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE operations from 2001 and intersegment operating revenue eliminations, operating revenue increased $29.1 million, or 29%, primarily due to additional revenue from AdminaStar Federal’s 1-800 Call Center contract. This contract is with the Center for Medicare and Medicaid Services for our operation of the 1-800 Medicare Help Line.

Operating loss increased $34.3 million primarily due to higher unallocated corporate expenses and the absence of TRICARE operating gain. These unallocated expenses accounted for $65.1 million in 2002 and $26.4 million in 2001. This increase in unallocated corporate expenses was primarily related to higher incentive compensation costs as a result of better than expected operating results. Also contributing to this increased operating loss was the reduction in our carrying value of our investment in MedUnite.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets and our investment portfolio, which are discussed below. For a summary of our significant accounting policies, see Note 1 to our audited consolidated financial statements for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. This liability was $1,925.0 million and represented 28% of our total consolidated liabilities at September 30, 2002. We establish liabilities and the corresponding benefit expense for pending claims and claims that are incurred but not reported. We determine the amount of this liability for each of our business segments by following a detailed process that entails using both historical claim payment patterns as well as emerging medical cost trends to project claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are incorporated in current period estimates. Since the average life of most claims is just a few months, current medical cost trends and utilization patterns are very important in establishing this liability. For a discussion of cost trends see the “Cost of Care” section included within this Management’s Discussion and Analysis.

In addition to the pending claims and incurred but not reported claims, the liability for unpaid life, accident and health claims includes reserves for premium deficiency losses. The premium deficiency losses are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiency losses, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

Management constantly reviews its assumptions regarding our claims liabilities, and makes adjustments to claims expense recorded, if necessary, in the period it deems appropriate. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant.

For additional information, see Note 9 to our audited consolidated financial statements for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized.

At each quarterly financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our gross deferred tax assets based on the key elements that follow:

•	The types of temporary differences making up our gross deferred tax asset;

•	The amount of taxes paid in prior periods and available for a carry-back claim;

•	The forecasted future taxable income; and

•	Any significant other issues impacting the likely realization of the benefit of the temporary differences.

During the third quarter of 2002, we evaluated our valuation allowance and determined that as of September 30, 2002, the only items that require a valuation allowance are those that relate to specific deferred tax temporary differences and not those that relate to the anticipation of future taxable income. This determination was due to the levels of taxable income reported on our recently filed 2001 tax return, income generated through the nine months ended September 2002 and taxable income expected in future periods. As a result of this determination, during the three months ended September 30, 2002, we recorded a $26.8 million favorable adjustment to income tax expense, which reduced our effective tax rate to 24.8% for the three month period.

Further, because of challenges including industry-wide issues regarding both the timing and the amount of deductions, we have recorded reserves for possible reversal or denial of tax deductions we have taken on our consolidated tax returns filed in prior years. To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate and net income in any given period could be materially impacted. In addition, the Internal Revenue Service continues its examination of two of our five open tax years.

For additional information, see Note 13 to our audited consolidated financial statements for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission, as well as Note 7 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q.

Goodwill and Other Intangible Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

On July 31, 2002, we completed our purchase of 100% of the outstanding stock of Trigon. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The allocation resulted in $2,178.5 million of estimated non-tax deductible goodwill and $1,172.7 million of acquired intangible assets. Following this acquisition, our consolidated goodwill at September 30, 2002 was $2,502.3 million and intangible assets were $1,286.4 million. The sum of goodwill and intangible assets represented 31% of our total consolidated assets at September 30, 2002.

Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our transitional impairment test of existing goodwill and other intangible assets (with indefinite lives) during the second quarter of 2002. This test involved the use of estimates related to the fair value of the business in which the goodwill and other intangible assets (with indefinite lives) had been allocated. There were no impairment losses as a result of this test.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 will require us to make judgements in the future regarding the estimated fair value of our goodwill and intangibles. Because of the significant amounts of goodwill and other intangible assets included in our consolidated balance sheet, the impairment analysis will be important. If we are unable to support a fair value estimate in future annual impairment tests, we may be required to record impairment losses against future income.

See Note 3 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q for additional information.

Investments

Total investment securities were $5,688.3 million at September 30, 2002 and represented 46% of our total consolidated assets at September 30, 2002. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when sold.

We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets. Management believes it has adequately reviewed for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other than temporary declines being charged against future income.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our primary objective is the preservation of the asset base and maximization of portfolio income given an acceptable level of risk. We manage the market risks through our investment policy, which establishes credit quality limits and percentage amount limits of investments in individual issuers. If we are unable to effectively manage these risks, it could have an impact on our future earnings and financial position. For additional information regarding these risks, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2001 included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash receipts consist primarily of premiums and administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from benefit expenses, administrative expenses and taxes. Cash outflows fluctuate with the amount and timing of settlement of our liabilities for claims and the timing of payments of administrative expenses. Cash flows could be adversely impacted by general business conditions including benefit expenses increasing more than premium income, our inability to maintain our existing provider agreements, reductions in membership, changes in federal and state regulations, litigation risks and competition. We believe that cash flows from operations and our investment portfolio will continue to provide sufficient liquidity to meet general operational needs, special needs arising from changes in financial position and changes in financial markets. We also have access to an additional source of liquidity through our revolving credit agreements with our lenders.

Cash Flow for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net cash flow provided by operating activities was $623.9 million in 2002 and $511.8 million in 2001, an increase of $112.1 million. This increase is generally associated with additional net income and improvements to our working capital position. Offsetting this increase is the $136.9 million funding to our pension trust, which was made during the third quarter of 2002. No such funding occurred during the nine months ended September 30, 2001. Our 2002 funding was for the maximum tax-deductible amount.

Net cash flow used in investing activities was $960.8 million in 2002, compared to $350.5 million in 2001, an increase of $610.3 million. In 2002, acquisitions and divestitures resulted in net cash used of $789.2 million. This included $772.4 million, net of cash acquired, for our Trigon acquisition, as well as $18.1 million used for the purchase of three other small acquisitions made during 2002. Offsetting these uses of cash for acquisitions were $1.3 million of proceeds from the divestiture of several small business operations. During 2001, net proceeds from acquisitions and divestitures were $41.2 million, primarily from the sale of our TRICARE operations. Offsetting this increase of cash used for acquisitions was a decline in net investment purchases of $244.9 million.

Net cash flow provided by financing activities was $842.5 million in 2002. Issuance of debt to finance our Trigon acquisition resulted in proceeds of $938.5 million. In addition, $17.1 million of proceeds resulted from issuance of common stock related to our stock option and employee stock purchase programs. These proceeds were offset by $109.2 million used to repurchase our common stock, and costs associated with the issuance of stock to former Trigon shareholders. There were no financing activities for the nine months ended September 30, 2001.

Trigon Acquisition

We expended cash of approximately $1.1 billion for our Trigon acquisition, including both the cash portion of the purchase price and certain other transaction costs. To fund a portion of the $1.1 billion cash used, we issued $950.0 million of senior notes with a weighted coupon of 6.50% on July 31, 2002. For additional information on this debt issuance, see Note 6 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q. We also used available cash to complete the transaction. The total purchase price paid for the Trigon acquisition was approximately $4.0 billion and included the issuance of 38,971,908 shares of Anthem common stock, valued at $2.7 billion.

On May 29, 2002, we entered into a bridge loan agreement under which we could borrow up to $1.2 billion to fund our acquisition of Trigon. We reduced the amount available under this bridge loan to $600.0 million effective July 2, 2002, when we amended and restated our revolving credit facilities. Immediately following our Trigon acquisition, we terminated this $600.0 million bridge facility.

Future Liquidity and Credit Facilities

On July 2, 2002 we amended and restated our revolving credit facilities with our lender group. Under one facility, which expires on November 5, 2006, we may borrow up to $400.0 million. Under the other facility, which expires July 1, 2003, we may borrow up to $600.0 million. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) may convert to a one-year term loan at our option. We can select from three interest rate options for borrowing under both credit facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of our senior unsecured debt. In our third option related to the competitive bid process, borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Our ability to borrow under these credit facilities is subject to compliance with certain financial covenants. We were in compliance with all of these covenants at September 30, 2002 and December 31, 2001. On July 2, 2002, we terminated our previous revolving credit facilities totaling $800.0 million and our two additional agreements for aggregate additional borrowings of $135.0 million. Anthem Insurance Companies, Inc.’s, or Anthem Insurance’s, commercial paper program has been discontinued as of July 2, 2002. No amounts were outstanding under the current or prior facilities as of September 30, 2002 or December 31, 2001.

Additional future liquidity needs may include business acquisitions, benefit expenses, administrative expenses and common stock repurchases and will include interest and contract fee payments on our debt. Anthem Insurance anticipates that it will purchase BCBS-KS with cash from current operations, pending the ultimate outcome of the appeal of the Kansas Insurance Commissioner’s decision. For additional information concerning our potential BCBS-KS transaction, see Note 2 to our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 included in Part I, Item 1, of this Form 10-Q. We plan to use all or any combination of the following to fund our future liquidity needs: cash from operations, our investment portfolio, new borrowings under our credit facilities and future equity and debt offerings. Our source of funding would be determined at the time of need, based on market conditions at that time.

Current Senior Unsecured Debt Ratings

Debt ratings are the opinions of the rating agencies regarding the financial ability of an insurance company to meet its obligations to its creditors. Rating agencies continually review the financial performance and condition of insurers, and higher ratings generally indicate financial stability and a strong ability to repay interest and principal owed on outstanding debt. Our debt ratings as of September 30, 2002 were as follows: Standard & Poor’s Rating Services “BBB+ “, Moody’s Investor Service, Inc. “Baa2”, Fitch, Inc. “A-” and AM Best Company, Inc. “a-”. In August 2002, Fitch, Inc. upgraded our debt rating from “BBB+” to “A-”.

Dividends from Subsidiaries

Generally, dividends paid by a regulated insurance company in any 12-month period are limited to the greater or lesser, depending on state statute, of the prior year’s statutory net income or 10% of statutory surplus. Dividends in excess of this amount are classified as extraordinary and require prior approval of the respective departments of insurance.

Anthem, Inc. is the parent company of Anthem Insurance and the newly formed entity Anthem Southeast. Among our sources of liquidity are dividends from Anthem Insurance and Anthem Southeast. In April 2002, Anthem Insurance paid to Anthem, Inc. an ordinary dividend of $400.0 million. Anthem Southeast paid Anthem, Inc. a dividend of $260.0 million during the third quarter of 2002. In addition, we expect dividends of approximately $300.0 million to be available to be paid to Anthem, Inc. from Anthem Insurance and Anthem Southeast in 2003.

Stock Repurchase Program

Our board of directors approved a common stock repurchase program under which we may purchase up to $400.0 million of shares from time to time, subject to business and market conditions. Subject to applicable law, shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. Through September 30, 2002, we repurchased 1,721,800 shares at a cost of $109.2 million.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Acts. These RBC requirements are intended to assess capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Acts set forth the formula for calculating the RBC requirements which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under these Acts, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year.

Risk-based capital standards are used by regulators to initiate appropriate regulatory actions relating to insurers that show indications of weak or deteriorating capital conditions. They also provide an additional standard for minimum capital requirements that companies should meet to avoid being placed in rehabilitation or liquidation.

In addition to RBC requirements, we are required to maintain liquidity and capital requirements as a licensee of the Blue Cross Blue Shield Association.

Our risk based capital as of December 31, 2001, which was the most recent date for which reporting was required, was substantially in excess of all mandatory RBC thresholds.

This management’s discussion and analysis contains certain forward-looking information. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies in the Trigon acquisition and to successfully integrate our operations; our expectations regarding the accounting and tax treatments of the Trigon transaction and the value of the transaction consideration; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment strategy is the preservation of our asset base and the maximization of portfolio income given an acceptable level of risk. Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk and market valuation risk. No material changes to any of these risks have occurred since December 31, 2001. For a more detailed discussion of market risk, refer to Part II, Item 7A of our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

ITEM 4. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this

Quarterly Report on Form 10-Q. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) have been filed in Connecticut against Anthem and/or our Connecticut subsidiary. One proceeding, The State of Connecticut v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 1716 (AWT), filed on September 7, 2000 in the United States District Court, District of Connecticut, was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude us from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, William Strand v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 2037 (SRU), filed on October 20, 2000 in the United States District Court, District of Connecticut, was brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, and seeks injunctive relief to preclude us from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

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

On July 19, 2001, the court in the Collins suit certified a class as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating

Physicians Group Agreement with Anthem and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: Anthem’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and Anthem staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. We have appealed the class certification decision.

On September 26, 2002, the Judge in a Multi District Litigation (“MDL”) class action lawsuit pending in the United States District Court for the Southern District of Florida, Miami Division captioned In re: Humana, Inc. Managed Care Litigation, MDL No. 1334, granted plaintiffs’ motion to amend the pleadings to add Anthem, Inc. as a defendant. The amended complaint adds Anthem, Inc. to a list of defendants, including Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and Wellpoint. The plaintiffs include individual doctors, as well as several medical societies. This suit has been pending for several years prior to Anthem being added. The complaint alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages.

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

On April 15, 2002, the Connecticut State Dental Association and two dental providers re-filed the claims as two separate suits. Connecticut State Dental Association v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross Blue Shield of Connecticut was filed in the Superior Court Judicial District of New Haven, Connecticut. Martin Rutt, D.D.S. and Michael Egan, D.D.S., et al., v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross Blue Shield of Connecticut was also filed in the Superior Court Judicial District of New Haven, Connecticut. The suits make many of the same allegations as the prior withdrawn suit. The Rutt suit is filed as a purported class action. Both suits seek injunctive relief, as well as unspecified monetary damages (both compensatory and punitive), along with costs and attorneys’ fees.

Anthem intends to vigorously defend all these proceedings, however, their ultimate outcomes cannot presently be determined.

Following our purchase of BCBS-ME, the Attorney General of Maine and Consumers for Affordable Health Care filed administrative appeals challenging the Superintendent of Insurance’s (the “Superintendent”) decision approving the conversion of BCBS-ME to a stock insurer, which was a required step before the acquisition. Both the Attorney General and the consumers group filed a petition for administrative review seeking, among other things, a determination that the decision of the Superintendent in regard to the application of BCBS-ME to convert to a stock insurer was in violation of statute or unsupported by substantial evidence on the record. Consumers for Affordable Health Care, et al. v. Superintendent of Insurance, et al., Nos. AP-00-37, AP-00-42 (Consolidated). On December 21, 2001, the court issued an opinion affirming the decision of the Superintendent approving the conversion of BCBS-ME and the subsequent acquisition by Anthem. The Consumers for Affordable Health Care appealed this decision to the Maine Supreme Judicial Court. The Attorney General did not appeal the decision, and the appeals time has passed. On October 16, 2002, the Maine Supreme Judicial Court affirmed the decision of the lower Court and thereby affirmed the Superintendent’s decision regarding the value of BCBS-ME, approving the conversion of BCBS-ME and the subsequent acquisition by the Company. This matter has now been fully adjudicated.

On March 11, 1998, Anthem and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of our denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem. The court also reversed the award of $49.0 million in punitive damages against both Anthem and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. The ultimate outcome of the matters that are the subject of the pending appeal cannot be determined at this time.

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc.,No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner,M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc.,No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court.

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anticompetitve actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. These suits are in the preliminary stages. We intend to vigorously defend the suits and believe that any liability from these suits will not have a material adverse effect on our consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that we failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with us. We paid our customers’ claims for the health care providers’ services by sending payments to our customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for us on the health care providers’ equitable lien claims. The Court also entered summary judgment for us on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of our networks, (2) did not receive direct payment from us for services rendered to a patient covered by one of our insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by our payment to our customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. We filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted our motion seeking an interlocutory appeal of the class certification order. In any event, we intend to continue to vigorously defend the case and believe that any liability that may result from the case will not have a material adverse effect on our consolidated financial position or results of operations.

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

Other Contingencies

Anthem, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by the federal Centers for Medicare and Medicaid Services. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. In recent years, at least eight Medicare fiscal intermediaries have made payments to settle issues raised by such audits and reviews. These payments have ranged from $0.7 million to $51.6 million, plus a payment by one company of $144.0 million. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of Anthem’s activities under certain of its Medicare fiscal intermediary contracts.

AdminaStar Federal, Inc., one of our subsidiaries, has received several subpoenas prior to May 2000 from the Office of Inspector General, or OIG, and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from us related to our Medicare fiscal intermediary Part A and Part B operations. We have made certain disclosures to the government relating to our Medicare Part B operations in Kentucky. We were advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar, which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government’s ongoing review. We are not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against us. However, we believe any fines or penalties that may arise from these reviews would not have a material adverse effect on our consolidated financial position or results of operations of the Company.

As a BCBSA licensee, we participate in a nationwide contract with the federal Office of Personnel Management to provide coverage to federal employees and their dependents in our core eight-state area. The program is called the Federal Employee Program, or FEP. On July 11, 2001, we received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to our operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised us that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against our FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government’s ongoing review. We are currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews can not be determined at this time.

We guaranteed certain financial contingencies of our subsidiary, Anthem Alliance Health Insurance Company (“Anthem Alliance”), under a contract between Anthem Alliance and the United States Department of Defense. Under that contract, Anthem Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001. The contract required Anthem Alliance, as the prime contractor, to assume certain risks in the event, and to the extent, the actual cost of delivering health care services exceeded the health care cost proposal submitted by Anthem Alliance (the “Health Care Risk”). The contract has a five-year term, but was transferred to a third party, effective May 31, 2001. We guaranteed Anthem Alliance’s assumption of the Health Care Risk, which is capped by the contract at $20.0 million annually and $75.0 million cumulatively over the contract period. Through December 31, 2000, Anthem Alliance had subcontracts with two other BCBS companies not affiliated with us by which the subcontractors agreed to provide certain services under the contract and to assume approximately 50% of the Health Care Risk. Effective January 1, 2001, one of those subcontracts terminated by mutual agreement of the parties, which increased Anthem Alliance’s portion of the Health Care Risk to 90%. Effective May 1, 2001, the other subcontract was amended to eliminate the Health Care Risk sharing provision, which resulted in Anthem Alliance assuming 100% of the Health Care Risk for the period from May 1, 2001 to May 31, 2001, at which time Anthem Alliance was sold. There was no call on the guarantee for the period from May 1, 1998 to April 30, 2001 (which period is now “closed”), and we do not anticipate a call on the guarantee for the periods beginning May 1, 2001 through May 31, 2001 (which periods remain “open” for possible review by the Department of Defense).

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 23, 2002 the Company held a special meeting to seek shareholder approval of the issuance of Anthem, Inc. common stock in the proposed merger with Trigon Healthcare, Inc., pursuant to the terms of the Agreement and Plan of Merger dated April 28, 2002, and in accordance with the vote required by the New York Stock Exchange.

Shares of Common Stock Voted in Favor of the Proposal	66,688,715
Shares of Common Stock Voted Against the Proposal	580,017
Shares of Common Stock Abstained	317,882

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1. Form 8-K filed on August 2, 2002 reporting that the Company had completed its merger with Trigon Healthcare, Inc. (“Trigon”). The Form 8-K incorporated by reference the Agreement and Plan of Merger and press release previously issued regarding the definitive merger agreement. The Form 8-K included audited consolidated financial statements of Trigon as of, and for, the years ended, December 31, 2001, 2000 and 1999, as well as unaudited consolidated financial statements of Trigon as of and for the three months ended March 31, 2002 and March 31, 2001. The Form 8-K also included unaudited pro forma financial statements of Anthem and Trigon as of, and for, the three months ended March 31, 2002 and for the year ended December 31, 2001.

2. Form 8-K furnished, not filed, on August 5, 2002 reporting that each of the Principal Executive Officer, Larry C. Glasscock, and the Principal Financial Officer, Michael L. Smith, of Anthem, Inc. submitted to the Securities and Exchange Commission (the “SEC”) sworn statements pursuant to SEC Order No. 4-460. A copy of each of those statements was attached to the Form 8-K as an Exhibit.

3. Form 8-K furnished, not filed, on September 3, 2002 reporting meetings at which it was expected that the Company’s ability to meet earnings expectations previously reported would be confirmed.

4. Form 8-K furnished, not filed, on September 16, 2002 reporting meetings at which it was expected that the Company’s ability to meet earnings expectations previously reported would be confirmed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC. Registrant

By:	/S/ MICHAEL L. SMITH

Michael L. Smith Executive Vice President and Chief Financial and Accounting Officer (Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer)
Date: November 4, 2002

CERTIFICATIONS

I, Larry C. Glasscock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthem, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/S/ LARRY C. GLASSCOCK
Chief Executive Officer

I, Michael L. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthem, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/S/ MICHAEL L. SMITH
Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Document
10.1(ii)	Amendment No. 2 to Anthem 2001 Stock Incentive Plan dated July 29, 2002

10.2 (i)	Amendment No. 1 to Anthem Employee Stock Purchase Plan dated July 2, 2002

10.2(ii)	Amendment No. 2 to Anthem Employee Stock Purchase Plan dated July 29, 2002