Form 10-K
period 2002-12-31
ANTHEM INC
filed 2003-03-07
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16751

ANTHEM, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Monument Circle Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 488-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
6.00% Equity Security Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 28, 2002 was approximately $6,941,086,057.

As of February 24, 2003, 138,499,729 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2003	PART III

ANTHEM, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2002

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including Exhibit 99 “Risk Factors” filed as an exhibit hereto and incorporated into this Form 10-K by reference and our reports filed with the Securities and Exchange Commission from time to time.

References in this Annual Report on Form 10-K to the term “Anthem Insurance” refer to Anthem Insurance Companies, Inc., an Indiana insurance company. References to the term “Anthem” or “the Company” refer to Anthem Insurance and its direct and indirect subsidiaries before the demutualization, and to Anthem, Inc., an Indiana holding company, and its direct and indirect subsidiaries, including Anthem Insurance, after the demutualization, as the context requires. References to the terms “we,” “our,” or “us,” refer to Anthem, before and after the demutualization. The demutualization was consummated on November 2, 2001.

PART I

ITEM 1.    BUSINESS.

General Description of Anthem’s Business

We are the fifth largest publicly traded health benefits company in the United States, serving approximately eleven million members, or customers, primarily in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia, excluding the Northern Virginia suburbs of Washington, D.C. We own the exclusive right to market our products and services using the Blue Cross® Blue Shield®, or BCBS, names and marks in all nine states under license agreements with the Blue Cross Blue Shield Association, or BCBSA, an association of independent BCBS plans. We seek to be a leader in our industry by offering a broad selection of flexible and competitively priced health benefits products.

Our product portfolio includes a diversified mix of managed care products, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and point of service, or POS plans, as well as traditional indemnity products. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include claims processing, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. In addition, we offer our customers several specialty products including group life and disability insurance benefits, pharmacy benefit management, dental, vision and behavioral health benefits services. Our products allow our customers to choose from a wide array of funding alternatives. For our insured products, we charge a premium and assume all or a majority of the health care risk. Under our self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or a majority of the health care costs. Our 2002 operating revenue was 91.9% derived from fully-insured products, while 8.1% was derived from administrative services and other revenues.

Our customer base primarily includes local large groups (51 or more employees), small groups (one to 50 employees) and individuals (includes individuals under age 65, Medicare Supplement and Medicare + Choice business) each of which accounted for 40.6%, 18.7% and 18.0% of our 2002 operating revenue, respectively. Other major customer categories include National accounts, Medicare recipients, federal employees and other federally funded programs. We principally market our products through an extensive network of independent agents and brokers who are compensated on a commission basis for new sales and retention of existing business.

Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit plans by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market shares enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses.

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

Anthem, Inc. is an Indiana corporation that was formed in July 2001 as a wholly owned subsidiary of Anthem Insurance. Anthem, Inc. was formed in connection with the conversion of Anthem Insurance from a mutual insurance company into a stock insurance company in a process called demutualization. The demutualization was effective on November 2, 2001, and at that time Anthem Insurance was converted into a stock insurance company and became a wholly owned subsidiary of Anthem, Inc., and Anthem, Inc. became a publicly held company. In addition, effective November 2, 2001, all statutory membership interests in Anthem Insurance were extinguished and Anthem Insurance’s eligible statutory members received shares of Anthem, Inc. common stock or cash, as consideration for the extinguishment of their statutory membership interests in Anthem Insurance.

Anthem, is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission (“SEC”). Our website is www.anthem.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Industry Overview

The health benefits industry has experienced significant change in recent years. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans, incorporating features of each, are among the various forms of managed care products that have developed in recent years. Through these types of products, the cost of health care is contained by negotiating contracts with hospitals, physicians and other providers to deliver health care at favorable rates. These products also can feature medical management and other quality and cost optimization measures such as pre-admission review and approval for non-emergency hospital services, pre-authorization of outpatient surgical procedures, and network credentialing to determine that network doctors and hospitals have the required certifications and expertise. In addition, providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. HMO, PPO and POS members generally are charged periodic, pre-paid premiums, and pay co-payments or deductibles when they receive services. PPO and POS plans provide benefits for out-of-network usage, typically at higher out-of-pocket costs to members. HMO members generally select one of the network’s primary care physicians, who then assume responsibility for coordinating their health care services. Typically, there is no out-of-network benefit for HMO members. PPOs and other open access plans generally provide coverage when members select non-network providers without coordination through a primary care physician, but at a higher out-of-pocket cost. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to self refer or to choose non-network providers at higher out-of-pocket costs similar to those of PPOs.

Recently, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage and the ability to self refer within those networks. There is also a growing preference for greater flexibility for customers to assume larger deductibles and co-payments in exchange for lower premiums. We believe we are well positioned in each of our regions to respond to these market preferences. Our PPO products, which contain most or all of the features noted above, have experienced significant growth over the past few years.

The BCBSA has also undergone significant change in recent years. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid 1980s there were more than 125 separate Blue Cross or Blue Shield companies. Many of these organizations have merged, reducing the number of independent licensees to 42 as of December 31, 2002. We expect this trend to continue, with BCBS companies merging or affiliating to address capital needs and other competitive pressures.

Each of the BCBS companies work cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any member from one state works or travels outside of the state in which the policy is written. This program is referred to as BlueCard©, and we receive a substantial and growing source of revenue for providing member services in our states for individuals who are customers of other BCBS plans.

Our Operating Segments

Our reportable segments are strategic business units delineated by geographic areas within which we offer similar products and services, but manage with a local focus to address each geographic region’s unique market, regulatory and health care delivery characteristics. The regions are:

•	the Midwest, which includes Indiana, Kentucky and Ohio;

•	the East, which includes Connecticut, New Hampshire and Maine;

•	the West, which includes Colorado and Nevada; and

•	the Southeast, which operates in Virginia, excluding the Northern Virginia suburbs of Washington, D.C.

In addition to our four geographic regions, we have a Specialty reportable segment, which includes business units providing:

•	group life and disability insurance benefits;

•	pharmacy benefit management;

•	dental and vision administration services; and

•	behavioral health benefits services.

Various ancillary businesses (reported with the Other segment) include:

•	administration of Medicare programs in Indiana, Illinois, Kentucky and Ohio; and

•	the program which primarily provided health care benefits and administration in nine states for the Department of Defense’s TRICARE program for military families. On May 31, 2001, the TRICARE operations were sold.

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

Promote Quality Care

We believe that our ability to help our members receive quality, cost-effective health care will be key to our success. We promote the health of our members through education and through products that cover prevention and early detection programs that help our members and their providers manage illness before higher cost intervention is required. To help develop those programs, we collaborate with the providers in our networks to promote improved quality of care for our members. The following policies and programs are key to improving the quality of care that our members receive:

•	Selection and continued assessment of provider networks: Our networks consist of providers who meet and maintain our standards of medical education, training and professional experience.

•	Disease management: We develop disease management programs that educate members on actions they can take to help monitor and better control their health and to manage diseases such as diabetes, asthma and congestive heart failure.

•	Advanced care management: We develop programs aimed at helping our network physicians better manage and improve the health of the small percent of members with complex or chronic illnesses, including home care services and other support.

•	Hospital quality programs: We actively work with hospitals to allow them to develop quality programs that improve medical care and achieve better outcomes for our members.

•	Prevention measures: We work with providers and members to promote preventive measures such as childhood and adult immunizations, as well as breast cancer screening.

•	Education: We help our members prevent disease and illness or minimize their impact by promoting lifestyle modification through education. For example, our nationally recognized smoking cessation program in Maine has helped to reduce the number of our members in Maine who smoke.

•	Technology: We also use technology to evaluate the medical care provided to our customers. For example, our Anthem Prescription Management decision support system helps to identify potentially harmful drug interactions and helps prevent members from receiving potentially dangerous combinations of drugs.

Product Value

We work to create products that offer value to our customers. By offering a wide spectrum of products supported by broad provider networks, we seek to meet the differing needs of our various customers. The breadth and flexibility of our benefit plan options, coupled with quality care initiatives, are designed to appeal to a broad base of employer groups and individuals with differing product and service preferences. We use innovative product design, such as a three-tiered prescription management program that provides customer choices among generic, brand and formulary drugs at various out-of-pocket costs. Innovative product designs help us contain costs and allow our products to be competitively priced in the market.

Formulary drugs are prescription drugs that have been reviewed and selected by a committee of practicing doctors and clinical pharmacists for their quality and effectiveness. Use of medications from the formulary, which includes hundreds of brand name and generic medications, is encouraged through pharmacy benefit design. A three-tier pharmacy benefit and the use of formulary drugs allow members access to highly effective prescription medications, while also helping to control the cost of pharmacy benefits to employers. Members have the same access to medications but share a greater portion of the cost for brand name drugs through the co-payment structure. Under a three-tier program, the customer pays the lowest price for generic drugs, a higher price for formulary brand name drugs and the highest price for brand name drugs not included in the formulary.

Operational Excellence

To provide cost-effective products, we continuously strive to improve operational efficiency. We actively benchmark our performance against other leading health benefits companies to identify opportunities to drive continuous performance improvement. Important performance measures we use include operating margin, administrative expense ratio, administrative expense per member per month, or PMPM, and return on equity. Current initiatives to drive operational efficiency include:

•	consolidating and eliminating information systems;

•	standardizing operations and processes;

•	identifying and implementing best practices throughout our operating segments;

•	implementing e-business strategies; and

•	integrating acquired businesses.

Technology

We continuously review opportunities to improve our interactions with customers, brokers and providers. By using technologies, we seek to make the interactions as simple, efficient and productive as possible. We monitor ourselves using industry standard customer service metrics, which measure, among other things, call center efficiency, claims paying accuracy and speed of enrollment. We ease the administrative burden of enrolling new accounts, processing claims and updating records for our brokers and providers by automating many of these processes. We also collect information that enables us to further improve customer service, product design and underwriting decisions.

Growth

We believe that profitable growth, both organic and through acquisitions, is an important part of our business. Increased scale allows us to increase customer convenience and improve operating margins, while keeping our products competitively priced. Expansion into new geographic markets enables us to reduce exposure to economic cycles and regulatory changes and provides options for business expansion. We plan to generate earnings growth first by increasing revenues through new enrollment, while maintaining pricing discipline. In addition, we plan to grow our specialty segment by increasing the penetration of specialty products to existing health members through cross selling and expansion into non-Anthem markets. These specialty products include prescription management, vision, dental, behavioral health benefits administration, group life and disability insurance. We also intend to make strategic acquisitions to augment our internal growth. We also intend to contain administrative expense costs by leveraging our technologies and by employing standard business practices throughout our business regions.

Our History

We were formed in 1944 under the name of Mutual Hospital Insurance, Inc., commonly known as Blue Cross of Indiana. In 1946, Mutual Medical Insurance Inc., also known as Blue Shield of Indiana, was incorporated as an Indiana mutual insurance company. In 1985, these two companies merged under the name Associated Insurance Companies, Inc. In 1993, Southeastern Mutual Insurance Company, a Kentucky-domiciled mutual insurance company doing business as Blue Cross and Blue Shield of Kentucky, merged with us. In 1995, Community Mutual Insurance Company, an Ohio-domiciled mutual insurance company doing business as Community Mutual Blue Cross and Blue Shield, also merged with us. We changed our name to Anthem Insurance Companies, Inc. in 1996. In 1997, Blue Cross & Blue Shield of Connecticut, Inc., or BCBS-CT, a Connecticut-domiciled mutual insurance company, was merged with Anthem Insurance. During 1999, we completed our purchases of New Hampshire-Vermont Health Service, which did business as Blue Cross and Blue Shield of New Hampshire, or BCBS-NH, and Rocky Mountain Hospital and Medical Service, which did business as Blue Cross and Blue Shield of Colorado and Blue Cross and Blue Shield of Nevada, or BCBS-CO/NV. In 2000, we completed our purchase of Associated Hospital Service of Maine, which did business as Blue Cross and Blue Shield of Maine, or BCBS-ME. In November 2001, we completed our demutualization and initial public offering, in which Anthem Insurance converted from a mutual insurance company to a stock insurance company, and became a wholly owned subsidiary of Anthem, Inc., a publicly held holding company formed in connection with the demutualization. In July 2002, we completed our acquisition of Trigon Healthcare, Inc., or Trigon, which was Virginia’s BCBSA licensee and largest health benefits company.

Our Mergers and Acquisitions

Much of our recent growth in membership has resulted from strategic mergers and acquisitions, primarily with other Blue Cross and Blue Shield licensees. These combinations, coupled with growth in existing markets, have enabled us to establish multi-regional centers of focus with a significant share of each region’s health benefits market. The following table sets forth our membership by state as of the dates indicated:

Membership

	December 31
	2002	2001	2000	1999	1998
	(in thousands)
Midwest
Indiana	1,723	1,543	1,410	1,358	1,175
Kentucky	1,141	1,099	1,054	1,037	928
Ohio	2,370	2,212	2,118	1,987	2,096

Subtotal	5,234	4,854	4,582	4,382	4,199
East
Connecticut	1,322	1,217	1,127	1,031	968
New Hampshire	594	539	479	366	—
Maine	518	504	487	—	—

Subtotal	2,434	2,260	2,093	1,397	968
West
Colorado	636	606	463	395	—
Nevada	200	163	132	91	—

Subtotal	836	769	595	486	—
Southeast—Virginia	2,549	—	—	—	—

Total	11,053	7,883	7,270	6,265	5,167

Percentage increase (decrease) from previous year end	40%	8%	16%	21%	(2)%

During the last four years, we have completed the following acquisitions:

•	On July 31, 2002, we purchased 100% of the outstanding stock of Trigon. The purchase price was $4,038.1 million, including cash and Anthem stock.

•	On June 5, 2000, we purchased substantially all of the assets and liabilities of BCBS-ME. The cash purchase price was $95.4 million.

•	On November 16, 1999, we purchased the stock of BCBS-CO/NV. The cash purchase price was $160.7 million.

•	On October 27, 1999, we purchased the assets and liabilities of BCBS-NH. The cash purchase price was $125.4 million.

When integrating new operations, we focus on improving customer service, underwriting, medical management and administrative operations. We improve operations by centralizing certain management and support functions across our organization, sharing best practices and consolidating information systems. We also improve underwriting practices by establishing discipline in our data analysis and product design.

Pending Acquisition of Blue Cross and Blue Shield of Kansas

On May 30, 2001, we signed a definitive agreement with Blue Cross and Blue Shield of Kansas, Inc., or BCBS-KS, pursuant to which we agreed to acquire BCBS-KS, which would become our wholly owned subsidiary. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. The Kansas Supreme Court began to hear oral arguments of the parties to this case on March 5, 2003.

Under the proposed transaction, BCBS-KS would convert from a mutual insurance company to a stock insurance company through a process known as a sponsored demutualization. Under the agreement, BCBS-KS policyholders eligible to receive consideration in its demutualization would be entitled to receive $190.0 million, a portion of which totaling $48.0 million we would pay in cash to the escrow described below at the closing of the transaction. The portion of the $190.0 million not placed in escrow would be distributed directly to eligible BCBS-KS policyholders. The amount placed in the escrow account would be held in escrow pending the resolution of a matter involving a subpoena dated February 28, 2001, received by BCBS-KS from the Office of Inspector General, or OIG. The subpoena seeks documents related to an investigation of possible improper claims against Medicare. The amount held in escrow would be used to pay costs, expenses and liabilities related to the OIG investigation, and to pay costs and expenses of the escrow, with any remaining amount to be distributed to eligible BCBS-KS members following final resolution of the matter. In addition, at or prior to the closing, BCBS-KS would declare a special distribution payable after the closing to its eligible policyholders in an amount equal to the excess of BCBS-KS’ consolidated closing book value over $155.0 million.

Core Health Benefits Products and Services

We offer a diversified mix of managed care products, including HMO, PPO and POS plans, as well as traditional indemnity products. Our managed care products incorporate a broad range of options and financial incentives for both members and participating providers, including co-payments and provider risk pools. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include claims processing, stop loss insurance, actuarial services, network access, medical cost management, and other administrative services. We charge a premium for insured plans and typically assume all or a majority of the liability for the cost of health care. For self-funded or partially-insured products, we charge a fee for services while the employer assumes all or a majority of the risks. The fee is based upon the customer’s selection from our portfolio of services. We also provide specialty products including group life, disability, prescription management, dental, vision and behavioral health administration. Our principal health products, offered both on an insured and employer-funded basis, are described below. Some managed care and medical cost optimization features may be included in each of these products, such as inpatient pre-certification, benefits for preventive services and reimbursement at our maximum allowable amount with no additional billing to members.

Preferred Provider Organization, or PPO.    PPO products offer the member an option to select any health care provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums.

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

BlueCard Plan.    BCBS plans across the United States share their local provider networks in a unique arrangement, where one plan’s enrolled members travel or live in another plan’s service area. The local or “host” plan is paid an administrative fee by the “home” or selling plan in exchange for providing claims and member services to home plan customers in the host plan’s service area. All claims are reimbursed by the home plan, which may have an insured or self-funded relationship with the member’s employer under any of the product designs discussed above. BlueCard membership is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. Generally, the administrative fees we receive are based on the number and type of claims processed and a portion of the network discount on those claims. The administrative fees are then divided by an assumed per member per month, or PMPM, factor in order to calculate the number of members. The assumed PMPM factor is based on an estimate of Anthem’s experience and BCBSA guidelines.

The following table sets forth our health benefits membership data by product:

	December 31
	2002	2001	2000
	(in thousands)
PPO	4,718	3,193	2,733
Traditional Indemnity	1,394	1,113	1,155
HMO	1,658	1,211	1,121
POS	864	740	813

Directly Contracted Membership	8,634	6,257	5,822
BlueCard (Anthem Host)	2,419	1,626	1,320

Total without TRICARE	11,053	7,883	7,142
TRICARE	—	—	128

Total	11,053	7,883	7,270

Specialty Products and Services

Prescription Management Services.    We provide pharmacy network management, pharmacy benefits and mail-order prescription services through our subsidiary, Anthem Prescription Management, or APM, our pharmacy benefit manager. APM administers its programs primarily to customers who are also Anthem health plan members. Anthem Rx, our retail pharmacy network, provides members access to more than 48,000 chain and independent pharmacies across the United States, and Anthem Rx Direct, our mail service pharmacy, provides long-term therapy medications through convenient home delivery.

Group Life and Disability.    We offer an array of competitive group life insurance and disability benefit products to both large and small group customers through our subsidiary Anthem Life Insurance Company. We have over $27.6 billion of life insurance in force, insuring over 37,000 groups with more than 800,000 employees. Our traditional group insurance products include term life, accidental death and dismemberment, short-term disability income and long-term disability income. In addition, we offer voluntary group life and disability products through employers which payroll-deduct premiums from their participating employees.

Vision and Dental Care Programs.    These programs are primarily for customers enrolled in our Blue Cross and Blue Shield health plans. Vision and dental products available include both fully-insured and self-insured products. In addition, we provide dental third-party administration services through Health Management Systems, Inc., our wholly owned subsidiary.

Behavioral Health Services.    We provide behavioral health benefits and employee assistance programs through our subsidiary, Anthem Behavioral Health, or ABH. ABH administers behavioral health benefits to customers enrolled in our Blue Cross and Blue Shield health plans, as well as to customers of non-Anthem health plans. These customers have access to established provider networks within Anthem states. Anthem’s employee assistance programs, which includes an array of employee and family services, as well as employer services, are also offered to non-Anthem customers.

Other Products and Services

In addition to the above-described products and services, we provide services as a fiscal intermediary for the Medicare programs.

Marketing

We market our managed care and specialty products through four regional business units. Our health plans are generally marketed under the Blue Cross and Blue Shield brand, except for certain government programs. We organize our marketing efforts by customer segment and by region in order to maximize our ability to meet the specific needs of our customers. Marketing programs are developed by a cross-functional team including the actuarial, underwriting, sales, operations and finance departments to evaluate risk and pricing and to ensure adherence to established underwriting guidelines. We believe our reputation, financial stability, high quality customer service and exclusive BCBS license provide us with competitive advantages and allow us to gain share in our markets. We strive to develop solutions for our customers. Our keys to success include developing long-term relationships and providing stable pricing of our products. Most contracts are for one year, although we occasionally enter into multi-year arrangements.

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

Customers

In each region, we balance the need to customize products with the efficiencies of product standardization. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. As of December 31, 2002, our customers include several distinguishable categories:

•

Local Large groups, defined as contracts with 51 or more eligible employees (but excluding “National business,” described below), accounted for 40.6% of our operating revenue and 35.0% of our members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Large group cases may be experience rated or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability and our ability to effectively service large complex accounts.

•	Small groups, defined as contracts with one to 50 eligible employees, accounted for 18.7% of our operating revenue and 10.6% of our members. These groups are sold exclusively through independent agents and brokers. Small group cases are sold on a fully-insured basis. Underwriting and pricing is typically done on a community rated basis, with individual state insurance departments approving the rates. See “Regulation—Small Group Reform” below. Small group customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Account turnover is generally higher with small groups as compared to large groups.

•	Individual policies (under age 65 and Medicare Supplement) accounted for 12.9% of our operating revenue and 9.8% of our members. These policies are generally sold through independent agents and brokers. In some cases an in-house telemarketing unit is used to generate leads. This business is usually medically underwritten at the point of initial issuance. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and approved by state insurance departments. In several of our markets, there is much less competition for individual business than group contracts.

•	Medicare + Choice accounted for 5.1% of our operating revenue and 0.9% of our members. This program is the managed care alternative to the federally funded Medicare program. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare + Choice is marketed in the same manner as Medicare Supplement products.

•	The Federal Employee Program accounted for 11.1% of our operating revenue and 6.1% of our members. As a BCBSA licensee, we participate in a nationwide contract with the Federal government whereby we cover Federal employees and their dependents in our nine-state service area. Under a complex formula, we are reimbursed for our costs plus a fee. We also participate in the overall financial risk for medical claims on a pooled basis with the other participating BCBS companies.

•	National business (including BlueCard) accounted for 5.3% of our operating revenue, but 35.7% of our members, because much of our National business is self-insured. These groups are generally sold through brokers or consultants working with our in-house sales force. We have a significant competitive advantage when competing for very large National accounts due to our ability to access the national network of BCBS companies and take advantage of their provider discounts in their local markets.

The following chart shows our membership by customer segment:

Membership

	December 31
	2002	2001	2000
Customer Segment	(in thousands)
Local Large group	3,867	2,827	2,634
Small group	1,168	813	775
Individual	1,084	701	650
Federal Employee Program	677	423	407
Medicare + Choice	103	97	106
National	3,951	2,903	2,468
Other (1)	203	119	230

Total	11,053	7,883	7,270

(1)	Includes TRICARE and Medicaid at December 31, 2000. Consists of Medicaid only at December 31, 2002 and 2001, since we sold our TRICARE operations on May 31, 2001.

The Blue Cross Blue Shield License

We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia, excluding the Northern Virginia suburbs of Washington, D.C. We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia and the BCBSA could thereafter issue a license to use the BCBS names and marks in these states to another entity. Events that could cause the termination of a license agreement with the BCBSA include:

•	failure to comply with minimum capital requirements imposed by the BCBSA;

•	impending financial insolvency;

•	the appointment of a trustee or receiver;

•	a change of control or violation of the BCBSA ownership limitations on our capital stock; and

•	the commencement of any action against Anthem Insurance seeking its dissolution.

Pursuant to the rules and license standards of the BCBSA, we guarantee the contractual and financial obligations to respective customers of our subsidiaries that hold controlled affiliate licenses from the BCBSA. Those subsidiaries are: Anthem Health Plans of Kentucky, Inc., Anthem Life Insurance Company, Anthem Health Plans, Inc., Community Insurance Company, Anthem Health Plans of New Hampshire, Inc., Rocky Mountain Hospital and Medical Service, Inc., Anthem Health Plans of Maine, Inc., HMO Colorado, Inc., Matthew Thornton Health Plan, Inc., Maine Partners Health Plan, Inc., Health Management Systems, Inc., Anthem Benefit Administrators, Inc., Anthem Health Plans of Virginia, Inc., Healthkeepers, Inc., Peninsula Health Care, Inc. and Priority Health Care, Inc.

In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify BCBSA against any claims asserted against it resulting from the contractual and financial obligations of AdminaStar Federal, our subsidiary which serves as a fiscal intermediary providing administrative services for Medicare Part A and B.

Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross and Blue Shield names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the Blue Cross and Blue Shield names and marks outside of our nine core states.

Information Systems

Information systems have played and will continue to play a key role in our ongoing efforts to continuously improve quality, reduce our administrative expenses and increase benefit flexibility for our customers. Our analytical technologies are designed to support increasingly sophisticated methods of optimizing costs and monitoring quality of care, and we believe that our information systems are sufficient to meet current needs and future expansion plans.

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

We anticipate that consumer demand will cause an increasing need for more of our business to be conducted electronically. Toward that end we have developed several Internet-enabled initiatives focused on improving interactions with our customers, members, providers, brokers and associates. We also are improving communication and data collection through compliance with the provisions of the Federal Health Insurance Portability and Accountability Act or HIPAA. See “Regulation—HIPAA and Gramm-Leach-Bliley Act” below.

We are also developing and deploying a series of programs that deliver web-enabled services such as Internet self-service, on-line membership enrollment and on-line price quoting for brokers. Brokers will receive on-line quoting capabilities for life, dental and vision related products. For our members, we have on-line access to health information using carefully chosen content providers for consumer health information. Members and providers will also be able to inquire through the web and transact business electronically. All of our members with accessibility to the internet currently have on-line access to physician and hospital network directories for their specific health plan.

Collaborations

In addition to internal efforts to leverage technology, we are actively involved as leaders in collaborative technology initiatives. One example includes the Council for Affordable Quality Healthcare, of which we are a founding member, and our CEO currently serves as chairman. This group, founded by 26 of the nation’s largest health benefits companies and associations, develops programs to improve access to quality health care coverage and to simplify plan administration.

Pricing and Underwriting of Our Products

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

For larger groups (over 300 persons) with PPO, POS or traditional benefit designs, we may employ retrospective rating reviews. In retrospective rating, a premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected), then a refund may be credited to the policy. If the experience is negative, then the resulting deficit may either be recovered through contractual provisions or the deficit may be considered in setting future premium levels for the group.

We have contracts with the Federal Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financial Administration, or HCFA), to provide HMO Medicare + Choice coverage to Medicare beneficiaries who choose health care coverage through one of our HMO programs. Under these annual contracts, CMS pays us a set rate based on membership that is adjusted for demographic factors. These rates are subject to annual unilateral revision by CMS. In addition to premiums received from CMS, most of the Medicare products offered by us require a supplemental premium to be paid by the member.

See “Regulation—Small Group Reform” below for a discussion of certain regulatory restrictions on our underwriting and pricing.

Liability for Unpaid Life, Accident and Health Claims

We establish and report liabilities or reserves on our balance sheet for unpaid life, accident and health claims by estimating the ultimate cost of incurred claims that have not yet been reported to us by members or providers and reported claims that we have not yet paid. These reserves represent our estimates and the process requires a high degree of judgment. Reserves are established according to Actuarial Standards of Practice and generally accepted actuarial principles and are based on a number of factors, including experience derived from historical claims payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include health care cost trends, the incidence of incurred claims, the extent to which all claims have been reported and internal claims processing expenses. Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change. See Note 8 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K for quantitative information on our reserves, including a progression of reserve balances for each of the last three years. Also see the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, of this Form 10-K.

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost effective medical care. One of the goals of our medical management strategies is to assure that the care delivered to our members is supported by appropriate medical and scientific evidence.

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract.

Concurrent review.    Another traditional medical management strategy we use is concurrent review, which is based on nationally recognized criteria developed for the industry. With concurrent review, the requirements and intensity of services during a patient’s hospital stay are reviewed, often by an onsite skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting.

Disease management. More and more, health plans, including ours, are moving away from traditional medical management approaches to more sophisticated models built around disease management and advanced care management. These programs focus on those members who have chronic and/or complex illness and require the greatest amount of medical services. We provide important information to our physician providers and members to help them optimally manage the care of their specific conditions. For example, certain therapies and interventions for patients with diabetes help prevent some of the serious, long-term medical consequences of diabetes and reduce the risks of kidney, eye and heart disease. Our information systems can provide feedback to our physicians to enable them to improve the quality of care. For other prevalent medical conditions such as heart disease and asthma, our ability to correlate pharmacy data and medical management data allows us to provide important information to our members and providers which enables them to more effectively manage these conditions.

Formulary management. Anthem has developed a formulary, a selection of drugs based on clinical quality and effectiveness, which is used across all of our regions. A pharmacy and therapeutics committee uses scientific and clinical evidence to assure that our members have access to the best available therapies. This committee is comprised of 18 members, 13 of whom are academic and community physicians practicing in our markets. Our three-tiered co-pay strategy enables members to have access to all drugs that are not covered on formulary for an additional co-pay.

Medical policy. A medical policy group comprised of physician leaders from all Anthem regions, working in close cooperation with academic medical centers, practicing community physicians, and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and the American Cancer Society determines Anthem’s national policy for the application of new technologies.

Advanced care management. A significant amount of health care expenditures are used by a small percent of our members who suffer from complex or chronic illnesses. We have developed a series of programs aimed at helping our network physicians better manage and improve the health of these members. Often, these programs provide benefits for home care services and other support to reduce the need for repeated, expensive hospitalizations.

Quality programs. We are actively engaged with our hospital networks to enable them to improve medical and surgical care and achieve better outcomes for our members. We endorse, encourage and incent hospitals to support national initiatives to improve clinical care, patient outcomes and reduce medication errors and hospital infections. We have been recognized as a national leader in developing hospital quality programs.

External review procedures. In light of increasing public concerns about health plans denying coverage of medical services, we work with outside experts through a process of external review to provide our members scientifically and clinically, evidenced-based medical care. When we receive member concerns, we have formal appeals procedures that ultimately allow coverage disputes related to medical necessity decisions under the benefits contract to be settled by independent expert physicians.

Service management. In HMO and POS networks, primary care physicians serve as the overall coordinators of members’ health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have access to network physicians without a primary care physician serving as the coordinator of care.

Health Care Quality Initiatives

Increasingly, the health care industry is able to define quality health care based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the health care services provided to our members. Our ability to promote high quality medical care has been recognized by the National Committee on Quality Assurance, or NCQA, the largest and most respected national accreditation program for managed care health plans. All three of our HMO plans in the East region hold the highest NCQA rating of Excellent. During 2002, our HMO plan for Colorado also received the highest NCQA accreditation. In our Midwest region, our Ohio HMO and POS plans hold the highest NCQA rating. We expect to seek accreditation for our managed care plans in Indiana and Kentucky in 2003. Anthem Southeast’s HealthKeepers, Peninsula and Priority HMOs also hold the highest NCQA accreditation. Anthem Health Plans of Virginia, formerly Trigon Insurance Company, holds the highest level of PPO accreditation from NCQA.

A range of quality health care measures, the Health Plan Employer Data and Information Set, or HEDIS, have been incorporated into the oversight certification by NCQA. These HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. We are seeing continuous improvement, overall, in our HEDIS measurements, and a number of our state plans are among the best performers in the nation with respect to HEDIS. All three of our HMO plans in the East region are listed among the top fifteen plans which have the highest HEDIS scores in the nation.

In addition, we have initiated a broad array of quality programs, including those built around smoking cessation and transplant management, and increasingly effective hospital and physician quality initiatives centered on women’s health care, diabetes and patient safety.

Provider Arrangements

Our relationships with physicians, hospitals and professionals that provide health care services are guided by regional and national standards for network development, reimbursement and contract methodologies.

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. While capitation can be a useful method to lower costs and reduce underwriting risk, only highly integrated physician organizations have the information infrastructure to successfully manage these contracts.

We attempt to provide market-based hospital reimbursement along industry standards. We also seek to ensure physicians in our network are paid in a timely manner at appropriate rates. We use multi-year contracting strategies, including case or fixed rates, to limit our exposure to medical cost inflation and increase cost predictability. In all regions, we seek to maintain broad provider networks to ensure member choice while implementing programs designed to improve the quality of care received by our members.

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee for service is our predominant reimbursement methodology for physicians. We generally use a resource-based relative value system fee schedule to determine fee for service reimbursement. This structure was developed and is maintained by CMS and is used by the Medicare system and other major payers. This system is independent of submitted fees and therefore is not as vulnerable to inflation. In addition, physician incentive contracting is used to recognize clinical quality and performance.

Like our physician contracts, our hospital contracts provide for a variety of reimbursement arrangements depending on the network. Our hospital contracts recognize unique hospital attributes (e.g., academic medical centers or community hospitals) and the volume of care performed for our members. Many hospitals are reimbursed on a fixed allowance per day for covered services (per diem) or a case rate basis similar to Medicare (Diagnosis Related Groups). Other hospitals are reimbursed on a discount from approved charge basis for covered services. Hospital outpatient services are reimbursed based on fixed case rates, fee schedules or percent of charges. To improve predictability of expected cost, we frequently use a multi-year contracting approach which provides stability in our competitive position versus other health benefit plans in the market, and have been transitioning to case rate payment methodologies. Many of our renewing hospital contracts have reimbursement linked to improved clinical performance, patient safety and medical error reduction.

We believe our market share enables us to negotiate responsible provider reimbursement rates. In some markets, we have a “modified favored rate” provision in our hospital and ancillary contracts that guarantees contracted rates at least as favorable as those given to our competitors with an equal or smaller volume of business.

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

During 2002, we completed the acquisition of PRO Behavioral Health, a Denver, Colorado-based behavioral health care company. From this acquisition, we have created Anthem Behavioral Health, which, in addition to our third party behavioral health networks, is providing behavioral health benefits and employee assistance programs to our members and other non-Anthem health plans.

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

Industry participants compete for customers mainly on the following factors:

•	price;

•	quality of service;

•	access to provider networks;

•	flexibility of benefit designs;

•	reputation (including NCQA accreditation status);

•	brand recognition; and

•	financial stability.

We believe our exclusive right to market products under the Blue Cross Blue Shield brand in our markets provides us with an advantage over our competition. In addition, our strong market share and existing provider networks in our Midwest, East and Southeast regions enable us to achieve cost-efficiencies and service levels that allow us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. In our West region, the marketplace is highly fragmented with no single player having a dominant market share. There, as in all regions, we strive to distinguish our products through excellent service, product value and brand recognition.

Competitors in our markets include local and regional managed care plans, and national health benefits companies. In our Midwest region, our largest competitors include UnitedHealthcare, Humana, Aetna and Medical Mutual of Ohio. In our East region, our main competitors are Aetna, Health Net, CIGNA, ConnectiCare and Harvard Pilgrim. In our West region, our principal competitors include Sierra Health, PacifiCare, UnitedHealthcare, Kaiser, Aetna and Hometown Health. In our Southeast region, our competitors include Aetna, CIGNA, Kaiser and UnitedHealthcare.

To build our provider networks, we also compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the “non-hassle” factor or reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan. At the distribution level, we compete for qualified agents and brokers to distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such agents and brokers are:

•	commission structure;

•	support services;

•	reputation and prior relationships; and

•	quality of the products.

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

Rating Agency	Financial Strength Rating	Rating Description
AM Best Company, Inc. (“Best”)	A (“Excellent”)	Second highest of nine ratings categories and highest within the category based on modifiers (i.e., A and A- are “Excellent”)

Standard & Poor’s Rating Services (“S&P”)	A (“Strong”)	Third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”)

Moody’s Investor Service, Inc. (“Moody’s”)	A2 (“Good”)	Third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A1, A2 and A3 are “Good”)

Fitch, Inc. (“Fitch”)	AA- (“Excellent”)	Second highest of eight ratings categories and lowest within the category based on modifiers (i.e., AA+, AA and AA- are “Excellent”)

These financial strength ratings reflect each rating agency’s opinion as to our financial strength, operating performance and ability to meet our claim obligations to our policyholders. In May 2002, Best upgraded our rating to A. In August 2002, S&P reaffirmed it’s A rating and Fitch upgraded its rating to AA- and revised its outlook to stable. In January 2003, Moody’s reaffirmed its A2 rating and upgraded its outlook to positive. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. We believe our strong ratings are an important factor in marketing our products to our customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors in our common stock or debt securities.

Investments

Our investment objective is to preserve our asset base and to achieve rates of return, which are consistent with our defined risk parameters, mix of products, liabilities and surplus. Our portfolio is structured to provide sufficient liquidity to meet general operating needs, special needs arising from changes in our financial position and changes in financial markets. As of December 31, 2002, fixed maturity securities accounted for 97% of total investments. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. As of December 31, 2002, our corporate fixed maturity portfolio (approximately 40% of the total fixed maturity portfolio as of December 31, 2002) had an average credit rating of approximately AA. We do not invest in derivatives or structured products that create leverage. We do however invest in structured products that have low volatility which are credit rated AA or better by Moody’s and/or S&P. An example of such an investment is mortgage backed securities.

Our portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk, and market valuation risk for equity holdings. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits of our investment in securities of individual issuers. Interest rate risk is defined as the potential for economic losses on fixed-rate securities, due to an adverse change in market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholders’ equity. Market valuation risk for the equity holdings is defined as the potential for economic losses due to an adverse change in equity prices. We manage these risks by investing in index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices, resulting in a diversified equity portfolio.

For additional information regarding Investments, refer to Note 4 to our audited consolidated financial statements included in Part II, Item 8, of this Form 10-K. Also see the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, of this Form 10-K.

Employees

As of December 31, 2002, we had approximately 19,500 full-time equivalent employees primarily located in Cincinnati and Columbus, Ohio; Indianapolis, Indiana; Louisville, Kentucky; North Haven, Connecticut; Denver, Colorado; South Portland, Maine; Manchester, New Hampshire; and Richmond, Virginia. Employees were also located in various other cities within our regions, as well as in Illinois and New York. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationships with our employees are good. No employees are subject to collective bargaining agreements.

Regulation

General

Our operations are subject to comprehensive and detailed state and federal regulation throughout the United States in the jurisdictions in which we do business. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of our products and services;

•	monitor our solvency and reserve adequacy; and

•	scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria.

To carry out these tasks, these regulators periodically examine our operations and accounts.

Regulation of Insurance Company and HMO Business Activities

The federal government as well as the governments of the states in which we conduct our operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include:

•	licensure;

•	premium rates;

•	benefits;

•	service areas;

•	market conduct;

•	utilization review activities;

•	prompt payment of claims;

•	member rights and responsibilities;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures;

•	collection, access or use of protected health information;

•	eligibility requirements;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	assessments for the uninsured;

•	underwriting, marketing and rating restrictions for small group products;

•	member and provider complaints and appeals;

•	underwriting and pricing;

•	financial arrangements;

•	financial condition (including reserves); and

•	corporate governance.

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

There has been a recent trend of increased health care regulation at the federal and state levels. Proposed actions and legislation, regulation and initiatives relating to this trend include, among other things, the following:

•	eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith claims under state law, thereby exposing health benefits companies to expanded liability for punitive and other extra-contractual damages;

•	requiring an insurer to pay claims during grace periods irrespective of whether a premium is ultimately paid;

•	extending malpractice and other liability for medical and other decisions from providers to health plans;

•	imposing liability for negligent denials or delays in coverage;

•	requiring

—	coverage of experimental procedures and drugs,

—	direct access to specialists for patients with chronic conditions,

—	direct access to specialists (including OB/GYNs) and chiropractors,

—	direct payment of certain providers (whether or not such providers are participants, e.g., ambulance providers),

—	expanded consumer disclosures and notices and expanded coverage for emergency services,

—	liberalized definitions of medical necessity,

—	liberalized internal and external grievance and appeal procedures (including expedited decision making),

—	maternity and other lengths of hospital inpatient stay,

—	point of service benefits for HMO plans, and

—	payment of claims within specified time frames or payment of interest on claims that are not paid within those time frames;

•	prohibiting

—	so-called “gag” and similar clauses in physician agreements,

—	incentives based on utilization, and

—	limitation of arrangements designed to manage medical costs such as capitated arrangements with providers or provider financial incentives;

•	regulating and restricting the use of utilization management and review;

•	regulating and monitoring the composition of provider networks, such as “any willing provider” and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan);

•	imposing payment levels for out-of-network care and requirements to apply lifetime and other limits to mental health benefits with parity;

•	exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	restricting the use of health plan claims information;

•	regulating procedures that protect the confidentiality of health and financial information;

•	implementation of a state-run single payer system;

•	imposing third-party review of denials of benefits (including denials based on a lack of medical necessity);

•	allowing entry of Multiple Employer Welfare Associations and Association Health Plans into group markets without regulation comparable to regulation of insurers;

•	limiting withdrawal from and reentry to market segments; and

•	restricting or eliminating the use of formularies for prescription drugs.

The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation or regulation.

Small Group Reform

All of the principal states in which we do business have enacted statutes that limit the flexibility of us and other health insurers relative to their small group underwriting and rating practices. Commonly referred to as “small group reform” statutes, these laws are generally consistent with model laws originally adopted by the National Association of Insurance Commissioners, or NAIC.

In 1991, the NAIC adopted the Small Group Health Insurance Availability Model Act. This model law limits the differentials in rates carriers can charge between new business and health insurance renewal business, and with respect to small groups with similar demographic characteristics (commonly referred to as a “rating law”). It also requires that insurers disclose to customers the basis on which the insurer establishes new business and renewal rates, restricts the applicability of pre-existing condition exclusions and prohibits an insurer from terminating coverage of an employer group because of the adverse claims experience of that group. The model law requires that all small group insurers accept for coverage any employer group applying for a basic or standard plan of benefits (commonly known as a “guarantee issue law”), and provides for a voluntary reinsurance mechanism to spread the risk of high risk employees among all small group carriers participating in the reinsurance mechanism. Our representatives actively participated in the committees of the NAIC, which drafted and proposed this model law. NAIC model laws are not applicable to the industry until adopted by individual states, and there is significant variation in the degree to which states adopt and/or alter NAIC model laws. Some, if not all, of these rating and underwriting limitations are present in small group reform statutes currently adopted in all of the principal states in which we do business.

Underwriting Limitations.    In the past, insurance companies were free to select and reject risks based on a number of factors, including the medical condition of the person seeking to become insured. Small group health insurers were free to accept some employees and reject other employees for coverage within one employer group. An insurance company was also free to exclude from coverage medical conditions existing within a group which the insurance company believed represented an unacceptable risk level. Also, for the most part, insurance companies were free to cancel coverage of a group due to the medical conditions, which were present in that group. Additionally, a new employee seeking medical coverage under an existing group plan could be either accepted or rejected for coverage, or could have coverage excluded or delayed for existing medical conditions.

The small group health insurance reform laws limit or abolish a number of these commonly utilized practices to address a societal need to extend availability of insurance coverage more broadly to those who were previously not eligible for coverage. Reform laws have been adopted which at a minimum generally require that a group either be accepted or rejected for coverage as one unit. The law in all of the states in which we do business now prohibits the practice of terminating the coverage of an employer group based on the medical conditions existing within that group (Insurers may still cancel business for a limited number of other reasons.) These states also generally require “portability” of coverage, which means that an insurer cannot exclude coverage for a pre-existing condition of a new employee of an existing employer group if that person had previously satisfied a pre-existing condition limitation period with the prior insurer, and if that person maintained continuous coverage. Most state small group reform statutes also prohibit insurers from denying coverage to employer groups based upon industry classification.

All states in which we do business require the “guarantee issue” of small group policies, either through specific state law or the states’ requirement to enforce a federal law, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA. These laws require an insurer to issue coverage to any group that applies for coverage under any of the small group policies marketed by the insurer in that state, regardless of the medical risks presented by that group. The small group legislation also requires insurers to “guarantee renew” existing small group policies at the time of renewal.

Rating Limitations.    Prior to the adoption of state rate reform laws, there was very limited regulation of the rating practices used in the small group health insurance market. There was virtually no regulation of the amount by which one group’s rate could vary from that of a demographically similar group with different claims experience, and there was no statutorily placed limit on the extent and frequency of rate increases that could be applied to any one employer group.

Over the last nine years, all of the principal states in which we do business have enacted rating laws. These laws are designed to reduce the variation in rates charged to insured groups who have favorable and unfavorable claims experience. They also limit the extent and frequency of rate increases. They do not, however, establish an appropriate base or “manual” rate level for an insurer. The most stringent rate reform regulation would be a pure community rating requirement, pursuant to which all persons in a geographic region would receive the same rate for the same coverage as any other person, without consideration of demographic factors such as age, gender, geographic location, medical risk or occupation. Most existing rating laws also impose a limit on the extent and frequency of a group’s rate increases.

Small Group Statutory Reinsurance Mechanisms

At this time, our Connecticut and New Hampshire plans are subject to involuntary assessments from small group reinsurance mechanisms within these states. Our plan in New Hampshire is subject to two risk sharing mechanisms. One is an assessment to fund a newly created high risk pool in the individual market. Our New Hampshire plan is also subject to a soon to lapse assessment mechanism to contribute an amount sufficient to cover the expenses and losses of writers of individual products. These mechanisms are designed to provide risk-spreading mechanisms for insurers doing business in jurisdictions that mandate that health insurance be issued on a guarantee issue basis. Guarantee issue requirements increase underwriting risk for insurers by forcing them to accept higher-risk business than they would normally accept. This reinsurance mechanism allows the insurer to cede this high-risk business to the reinsurance facility, thus sharing the underwriting experience with all insurers in the state. Connecticut and New Hampshire statutes subject insurance companies doing business in those jurisdictions to assessments to fund losses from the reinsurance mechanisms. In addition, New Hampshire recently created a high risk pool in the individual market. Indiana, Ohio and Nevada statutes provide voluntary reinsurance mechanisms in which the assessment is against only those carriers electing to participate in the reinsurance mechanism. We have elected not to participate in these voluntary reinsurance mechanisms in Indiana and Ohio; however, Anthem does participate in Nevada. Kentucky, Colorado, Maine and Virginia do not have a small group reinsurance mechanism.

Recent Medicare Changes

In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has reduced the premiums payable to us compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires us to pay a “user fee.” The changes began to be phased in on January 1, 1998 and will continue over five years. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. While we cannot predict exactly what effect these Medicare reforms will have on our results of operations, we anticipate that the net impact of the risk adjustments will be to reduce the premiums payable to us.

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

In addition, HIPAA authorized the Secretary of the United States Department of Health and Human Services, known as HHS, to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to plan sponsors, health plans, health care providers and health care clearinghouses as well as health care providers that transmit, maintain or have maintained health information electronically (collectively referred to as “Covered Entities”). Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these Covered Entities be contractually obligated to meet HIPAA standards.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released three rules to date mandating the use of new standards with respect to certain health care transactions, including health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. The new transaction standards became effective in October 2000. Originally, almost all Covered Entities were required to comply with these standards by October 16, 2002. However, legislation was enacted in December 2001 giving Covered Entities the option of extending their compliance date to October 16, 2003, provided that a filing is made with HHS prior to October 16, 2002. We took advantage of the extension and intend to be compliant by October 16, 2003.

Second, HHS has developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards became effective on April 14, 2001. We must comply with these privacy standards by April 14, 2003. On February 20, 2003, HHS published the final regulation addressing security requirements to be met regarding accessibility of personal health information. Health plans (other than small health plans) have until April 20, 2005 to comply with these new security standards. We are currently assessing the impact of this new regulation.

Other recent federal legislation includes the Gramm-Leach-Bliley Act, which generally required insurers to provide affected customers with notice regarding how their personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. These requirements were to be implemented on a state-by-state basis by July 1, 2001. We have implemented and are complying with the new law. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Investment and Retirement Products and Services

We are subject to regulation by various government agencies where we conduct business, including the insurance departments of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

ERISA

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (“DOL”). ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA.

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company’s general account that were attributable to a portion of a group pension contract issued to the plan that was not a “guaranteed benefit policy” were “plan assets” for purposes of ERISA and that the insurance company had fiduciary responsibility with respect to those assets. In reaching its decision, the Supreme Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

The Small Business Job Protection Act (the “Act”) was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurs before the date that is 18 months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2000, address ERISA’s application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA’s fiduciary obligations. We are not currently able to predict how these matters may ultimately affect our businesses.

The United States Supreme Court recently decided a case which held that health plans provided to employers under ERISA must still comply with state insurance laws which give patients the right to independent external review of medical coverage decisions.

In 2001, the DOL promulgated new regulations under ERISA setting out standards for claim payment and member appeals along with associated notice and disclosure requirements. These rules became effective for employers with plan years beginning on or after January 1, 2002 for disability plans and July 1, 2002 for health plans.

HMO and Insurance Holding Company Laws

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates.

Additionally, the holding company acts for the states of domicile of our regulated subsidiaries restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Guaranty Fund Assessments

Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Substantially all of our premiums are currently derived from insurance underwritten in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia.

Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance, such as Anthem, are made retrospectively and are based (up to prescribed percentage of premium limits) upon the ratio of (i) the insurance company’s premiums received in the applicable state over the previous three calendar years on accident and sickness insurance to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund assessments made under these acts are administered by the state’s guaranty association, which has its own board of directors selected by member insurers with the approval of the state insurance department. In general, an assessment may be abated or deferred by the guaranty association if, in the opinion of the board of the guaranty association, payment would endanger the ability of the member to fulfill its contractual obligations. The other member insurers, however, may be assessed for the amount of such abatement or deferral. All or a portion of such assessment paid by a member insurance company may be offset against its premium tax liability to the state in question over a multiple year period (generally five to 10 years) following the year in which the assessment was paid. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond our control.

While the amount of any assessments applicable to life and health guaranty funds cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources.

Risk-Based Capital Requirements

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act sets forth the formula for calculating the RBC requirements which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year.

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200 percent but greater than or equal to 150 percent of its risk-based capital. At the “Company Action Level”, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250 percent and 200 percent of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190 percent, then “Company Action Level” regulatory action would be triggered. The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150 percent but greater than or equal to 100 percent of its risk-based capital. At the “Regulatory Action Level”, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100 percent but greater than or equal to 70 percent of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 70 percent of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

The law requires increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2002, the RBC levels of our insurance subsidiaries exceeded all RBC thresholds.

NAIC IRIS Ratios

In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System, or IRIS, that were designed for early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit statutory financial data on an annual basis to the NAIC, which in turn analyzes the data using ratios covering eleven categories of data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions or events that are, in and of themselves, immaterial. Generally, an insurance company will become subject to regulatory scrutiny if its IRIS results fall outside of the usual ranges on four or more of the ratios. If a company is outside the ranges on four or more of the ratios, a written explanation is prepared and sent to regulators. None of our insurance subsidiaries is currently subject to regulatory scrutiny based on IRIS ratios.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this property, our principal operating facilities are located in Denver, Colorado; North Haven, Connecticut; Indianapolis, Indiana; Mason/Cincinnati, Ohio; Worthington/Columbus, Ohio; Manchester, New Hampshire; Louisville, Kentucky; South Portland, Maine and Richmond, Virginia. In total, we own approximately 17 facilities and lease approximately 67 facilities. These locations total 5.8 million square feet, of which we occupy 5.4 million square feet, and are located in 17 states. We believe that our properties are adequate and suitable for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS.

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) have been filed in Connecticut against the Company and/or our Connecticut subsidiary. One proceeding, The State of Connecticut v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 1716 (AWT), filed on  September 7, 2000 in the United States District Court, District of Connecticut, was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, William Strand v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et al., No. 3:00 CV 2037 (SRU), filed on October 20, 2000 in the United States District Court, District of Connecticut, was brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, and seeks injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

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

On September 26, 2002, the Judge in a Multi District Litigation (“MDL”) class action lawsuit pending in the United States District Court for the Southern District of Florida, Miami Division captioned In re: Humana, Inc. Managed Care Litigation, MDL No. 1334, granted plaintiffs’ motion to amend the pleadings to add Anthem, Inc. as a defendant. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida under the MDL rules. The Court has split the cases into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers and members of the various health plan defendants. The provider track plaintiffs include individual doctors, as well as several medical societies. This suit has been pending for several years prior to the Company being added. The complaint against the Company and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The Court certified a class in the provider track class action cases on September 26, 2002 but denied class certification of the subscriber track cases. Defendants in the provider track cases sought and on November 20, 2002 were granted an interlocutory appeal to the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order and is therefore not a party to the appeal; however, the Company may be affected by the outcome of the appeal.

On October 10, 2001, the Connecticut State Dental Association along with five dental providers filed suit against the Company’s Connecticut subsidiary. Connecticut State Dental Association, Dr. Martin Rutt, Dr. Michael Egan, Dr. Sheldon Natkin, Dr. Suzanna Nemeth, and Dr. Bruce Tandy v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross and Blue Shield of Connecticut was filed in the Superior Court Judicial District of Hartford, Connecticut. On November 9, 2001, this suit was, with the consent of the parties, voluntarily withdrawn without prejudice. The claims were refiled on April 15, 2002. The suit alleged that the Company’s Connecticut subsidiary violated the Connecticut Unfair Trade Practices Act by allegedly unilaterally altering fee schedules without notice or a basis to do so, instituting unfair and deceptive cost containment measures and refusing to enroll new providers unless they agreed to participate in all available networks. The plaintiffs sought declaratory relief that the practices alleged in the complaint constituted deceptive and unfair trade practices. A permanent injunction was also sought prohibiting us from, among other things, failing and refusing to inform network providers of the methodology supporting our fee schedules and substituting our medical judgment for that of dental providers.

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

The Company intends to vigorously defend all these proceedings, however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 million in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 million to $30.0 million plus interest. The Court also ruled that the plaintiff would receive $10.0 million of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 million plus interest and that the remainder of the award should be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. The plaintiff filed motions in response to the remittitur. The Company has not decided whether to seek an appeal to the United States Supreme Court. The ultimate outcome cannot presently be determined.

The Company’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Company’s subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio,

Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner,M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court.

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anticompetitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration per the provider contracts were filed with both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants will appeal both rulings. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that the Company failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of our insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. On February 26, 2003, the Indiana Court of Appeals affirmed the trial court’s class certification order. Anthem will move for reconsideration of the order with the Indiana Court of Appeals. In any event, the Company intends to continue to vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

In addition to the lawsuits described above, the Company is involved in other pending and threatened litigation of the character incidental to its business or arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental and administrative proceedings. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its financial position or results of operations.

Other Contingencies

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

AdminaStar Federal, Inc., one of the Company’s subsidiaries, has received several subpoenas prior to May 2000 from the Office of Inspector General, or OIG, and the U.S. Department of Justice, seeking documents and information concerning its responsibilities as a Medicare Part B contractor in its Kentucky office, and requesting certain financial records from AdminaStar Federal, Inc. and from the Company related to Medicare fiscal intermediary Part A and Part B operations. The Company has made certain disclosures to the government relating to Medicare Part B operations in Kentucky. The Company was advised by the government that, in conjunction with its ongoing review of these matters, the government has also been reviewing separate allegations made by individuals against AdminaStar Federal, Inc., which are included within the same timeframe and involve issues arising from the same nucleus of operative facts as the government’s ongoing review. The Company is not in a position to predict either the ultimate outcome of these reviews or the extent of any potential exposure should claims be made against the Company. However, the Company believes any fines or penalties that may arise from these reviews would not have a material adverse effect on its consolidated financial position or results of operations.

As a BCBSA licensee, the Company participates in the Federal Employee Program (“FEP”), a nationwide contract with the Federal Office of Personnel Management to provide coverage to federal employees and their dependents in our core nine-state area. On July 11, 2001, the Company received a subpoena from the OIG, Office of Personnel Management, seeking certain financial documents and information, including information concerning intercompany transactions, related to the operations in Ohio, Indiana and Kentucky under the FEP contract. The government has advised the Company that, in conjunction with its ongoing review, the government is also reviewing a separate allegation made by an individual against the Company’s FEP operations, which is included within the same timeframe and involves issues arising from the same nucleus of operative facts as the government’s ongoing review. The Company is currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews cannot be determined at this time.

The Company guaranteed certain financial contingencies of its subsidiary, Anthem Alliance Health Insurance Company (“Anthem Alliance”), under a contract between Anthem Alliance and the United States Department of Defense. Under that contract, Anthem Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001, at which time the TRICARE operations were sold. There was no call on the guarantee for the period from May 1, 1998 to May 31, 2001 (which period is now “closed”).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

The Company’s Common Stock, par value $0.01 per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “ATH” on October 30, 2001. On February 24, 2003, there were 263,989 shareholders of record of the Common Stock. The following table presents high and low sales prices for the Common Stock on the NYSE for the periods indicated.

	High	Low
2002:
First Quarter	$58.95	$46.40
Second Quarter	75.25	57.50
Third Quarter	70.50	56.75
Fourth Quarter	75.50	54.50
2001:
First Quarter	N/A (1)	N/A (1)
Second Quarter	N/A (1)	N/A (1)
Third Quarter	N/A (1)	N/A (1)
Fourth Quarter (2)	$51.90	$40.35

(1)	N/A—Not applicable.
(2)	Commencing October 30, 2001.

Dividends

No cash dividends have been paid on our common stock and our board of directors does not presently intend to declare any such dividends. The declaration and payment of future dividends will be at the discretion of our board of directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our board of directors. In addition, we are a holding company whose primary assets are 100% of the capital stock of Anthem Insurance and Anthem Southeast, Inc. Our ability to pay dividends to our shareholders, if authorized by our board of directors, is primarily dependent upon the receipt of dividends from these companies and their receipt of dividends from our other regulated insurance subsidiaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under our equity compensation plans at December 31, 2002 are as follows:

Plan Category (a)	Number of securities to be issued upon exercise of outstanding options (b)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	2,876,487	$55.51	6,889,441

(a)	We have no equity compensation plans not approved by security holders.
(b)	Excludes 2,988,249 shares to be issued upon the exercise of outstanding stock options under the Trigon Healthcare, Inc. 1997 Stock Incentive Plan, as amended, the Trigon Healthcare Non-Employee Directors Stock Incentive Plan, as amended and certain options granted to consultants to Trigon Healthcare, Inc. (“Trigon”) assumed by us as part of the acquisition of Trigon on July 31, 2002. The weighted-average exercise price of these options was $31.90.
(c)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options”. Includes 4,025,034 shares available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under our 2001 Stock Incentive Plan. Includes 2,864,407 shares of common stock available for issuance under our Employee Stock Purchase Plan.

See Note 10 to our audited consolidated financial statements included in Part II, Item 8, of this Form 10-K for additional information regarding our equity compensation plans.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2002, which have been audited by Ernst & Young LLP. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes included in Part II, Item 8, of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.

	As of and for the Year Ended December 31
	2002(1)	2001	2000(1)	1999(1), (2)	1998
	($ in Millions, Except Per Share Data)
Income Statement Data (3)
Total operating revenue	$12,990.5	$10,120.3	$8,543.5	$6,080.6	$5,389.7
Total revenues	13,282.3	10,444.7	8,771.0	6,270.1	5,682.4
Income from continuing operations	549.1	342.2	226.0	50.9	178.4
Net income	549.1	342.2	226.0	44.9	172.4

Per Share Data (3), (4)
Basic income from continuing operations	$4.61	$3.31	$2.19	$0.49	$1.73
Diluted income from continuing operations	4.51	3.30	2.18	0.49	1.72

Other Data - (unaudited) (5), (6), (7)
Operating revenue and premium equivalents	$18,261.5	$14,057.4	$11,800.1	$8,691.6	$7,987.4
Operating gain	644.5	319.5	184.1	28.5	35.4
Benefit expense ratio	82.4%	84.5%	84.7%	84.6%	83.0%
Administrative expense ratio:
Calculated using operating revenue	19.3%	19.6%	21.2%	24.2%	26.3%
Calculated using operating revenue and premium equivalents	13.7%	14.1%	15.3%	16.9%	17.8%
Operating margin	5.0%	3.2%	2.2%	0.5%	0.7%
Members (000s)
Midwest	5,234	4,854	4,454	4,253	4,046
East	2,434	2,260	2,093	1,397	968
West	836	769	595	486	—
Southeast	2,549	—	—	—	—
Total	11,053	7,883	7,142	6,136	5,014

Balance Sheet Data (8)
Total assets	$12,293.1	$6,276.6	$5,708.5	$4,816.2	$4,359.2
Long term debt	1,659.4	818.0	597.5	522.0	301.9
Total shareholders’ equity	5,362.3	2,060.0	1,919.8	1,660.9	1,702.5

(1)	The net assets and results of operations for BCBS-NH, BCBS-CO/NV, BCBS-ME and Trigon are included from their respective acquisition dates of October 27, 1999, November 16, 1999, June 5, 2000 and July 31, 2002.
(2)	The 1999 operating gain and net income includes a non-recurring charge of $41.9 million related to the settlement agreement with the Office of Inspector General, or OIG. Net income for 1999 includes contributions totaling $114.1 million ($71.8 million, net of tax) to non-profit foundations in the states of Kentucky, Ohio and Connecticut to settle charitable asset claims.
(3)	We adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of FAS 142, we ceased amortization of goodwill. The intangible assets established for Blue Cross and Blue Shield trademarks are deemed to have indefinite lives, and beginning January 1, 2002, are no longer amortized. Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 1998, are as follows:

	2002	2001	2000	1999	1998
Net income adjusted for FAS 142	N/A	$357.3	$238.5	$52.0	$179.2
Basic earnings per share adjusted for FAS 142	N/A	3.46	2.32	0.51	1.74
Diluted earnings per share adjusted for FAS 142	N/A	3.44	2.31	0.51	1.73

For additional detail, see Note 3 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

(4)	There were no shares or dilutive securities outstanding prior to November 2, 2001 (date of demutualization and initial public offering). Accordingly, amounts prior to 2002 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all periods prior to 2002.
(5)	Operating revenue and premium equivalents is a measure of the volume of business serviced by the Company that is commonly used in the health benefits industry to allow for a comparison of operating efficiency among companies. It is calculated by adding to premiums, administrative fees and other revenue the amount of claims attributable to non-Medicare, self-funded health business where Anthem provides a complete array of customer service, claims administration and billing and enrollment services. The self-funded claims included for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 were $5,271.0, $3,937.1, $3,256.6, $2,611.0, and $2,597.7, respectively.
(6)	Operating gain consists of operating revenue less benefit and administrative expenses. The benefit expense ratio represents benefit expense as a percentage of premium revenue. The administrative expense ratio represents administrative expense as a percentage of operating revenue and has also been presented as a percentage of operating revenue and premium equivalents. Operating margin represents operating gain as a percentage of operating revenue.
(7)	Members exclude TRICARE members of 128,000, 129,000 and 153,000 at December 31, 2000, 1999, and 1998, respectively. The TRICARE operations were sold on May 31, 2001.
(8)	Shareholders’ equity represents policyholders’ surplus prior to 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We are one of the nation’s largest health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the Northern Virginia suburbs of Washington, D.C.). As of December 31, 2002, we provided health benefit services to more than 11 million members of our health plans.

Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our health business segments with a local focus to address each market’s unique competitive, regulatory and healthcare delivery characteristics. Our health business segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; West, which includes Colorado and Nevada; and Southeast, which is Virginia, excluding the Northern Virginia suburbs of Washington D.C.

In addition to our four health business segments, our reportable segments include a Specialty segment that is comprised of business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. During the third quarter of 2002, we sold our third party occupational health services businesses, which were part of our Specialty segment. The results of these businesses were not material to earnings of this segment or our consolidated results.

Our Other segment is comprised of AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio; intersegment revenue and expense eliminations; and corporate expenses not allocated to our health or Specialty segments. In 2001, our Other segment also contained Anthem Alliance Health Insurance Company, or Anthem Alliance. Anthem Alliance primarily provided health care benefits and administration in nine states for the Department of Defense’s TRICARE Program for military families. We sold our TRICARE operations on May 31, 2001.

We offer a diversified mix of managed care products such as preferred provider organizations or PPOs, health maintenance organizations or HMOs, point of service or POS plans and traditional indemnity benefits to members of our fully-insured products. We also provide a broad array of managed care services to self-funded employers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for health benefits. Our administrative fees come from contracts where our customers are self-insured, from the administration of Medicare programs and from other health related businesses including disease management programs. Other revenue is principally generated from the mail-order sale of drugs by our pharmacy benefit management company.

Our benefit expense consists of costs of care for health services consumed by our members for outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense for each reporting period consists of actuarial estimates of claims incurred but not yet reported to us for reimbursement.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members. Several economic factors related to health care costs such as regulatory mandates for coverage and direct-to-consumer advertising by providers and pharmaceutical companies have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business.

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K.

Significant Transactions

On July 31, 2002, we completed the purchase of 100% of the outstanding stock of Trigon Healthcare, Inc., or Trigon, in accordance with an agreement and plan of merger announced April 29, 2002. Trigon was Virginia’s largest health benefits company and was the exclusive Blue Cross and Blue Shield licensee in Virginia, excluding the Northern Virginia suburbs of Washington, D.C. The merger provides us with a new segment, our Southeast segment, with approximately 2.5 million members and a nearly forty percent share of the Virginia market. The Trigon merger allows us to further expand our licensed territory as a Blue Cross Blue Shield licensee. We believe the merger will enhance our earnings over time, as it will allow us opportunities to leverage our corporate and other fixed costs and to expand our specialty businesses.

Trigon’s shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4,038.1 million, which included cash of approximately $1,104.3 million, the issuance of approximately 39.0 million shares of Anthem common stock, valued at approximately $2,708.1 million, Trigon stock options converted into Anthem stock options for approximately 3.9 million shares, valued at approximately $195.5 million and approximately $30.2 million of transaction costs. Refer to the Liquidity and Capital Resources section of this discussion for more information related to the sources of funds for this acquisition. See Notes 2 and 3 of our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, included in Part II, Item 8, of this Form 10-K for additional information concerning the pro forma impact of Trigon on our consolidated financial statements.

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that we had signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the board of directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the Commissioner’s decision overturned in Shawnee County District Court. We joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal in favor of us and BCBS-KS. The Shawnee County District Court directed the Commissioner to re-evaluate her decision in accordance with the Court’s very specific interpretation of the Kansas law. On June 10, 2002, the Kansas Insurance Commissioner appealed the District Court’s ruling to the Kansas Supreme Court. The Kansas Supreme Court began to hear oral arguments of the parties to this case on March 5, 2003.

Membership—December 31, 2002 Compared to December 31, 2001

Our membership includes seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more employees eligible to participate as a member in one of our health plans.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those in our under age 65 business and our Medicare Supplement (age 65 and over) business.

•	National Accounts customers are employer groups which have multi-state locations and require partnering with other Blue Cross and Blue Shield plans for administration and/or access to non-Anthem provider networks. Included within the National Accounts business are our BlueCard customers who represent enrollees of health plans marketed by other Blue Cross and Blue Shield Plans, or the home plans, who receive health care services in our Blue Cross and Blue Shield licensed markets.

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management, or OPM.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs which we manage for the states of Connecticut, New Hampshire and Virginia.

BlueCard membership, mentioned above as part of our National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. The administrative fees we receive are based on the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims from providers in our network who have provided service to BlueCard members. To calculate membership, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines.

In addition to reporting our membership by customer type, we report membership by funding arrangement according to the level of risk we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk.

The renewal patterns of our fully-insured Local Large Group and Small Group business, including our Southeast segment, are as follows: approximately 35% of renewals occur during the first quarter, approximately 18% of renewals occur during the second quarter, approximately 31% of renewals occur during the third quarter and approximately 16% of renewals occur during the fourth quarter. These renewal patterns have remained consistent over the past year and allow us to adjust our pricing and benefit plan designs in response to market conditions throughout the year.

The following table presents our health membership count by segment, customer type and funding arrangement as of December 31, 2002 and 2001, comparing total and same-store membership respectively. We define same-store membership as our membership at a given period end in a segment or for a particular customer or funding type, after excluding the impact of members obtained through acquisitions or lost through dispositions during such period. We believe that same-store membership counts best capture the rate of organic growth of our operations period over period. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31, 2002	Southeast December 31, 2002	Same- Store December 31, 2002	December 31, 2001	Change	%	Same- Store Change	Same- Store %
	(in Thousands)
Segment
Midwest	5,234	—	5,234	4,854	380	8%	380	8%
East	2,434	—	2,434	2,260	174	8	174	8
West	836	—	836	769	67	9	67	9

Same-Store	8,504	—	8,504	7,883	621	8	621	8
Southeast	2,549	2,549	—	—	2,549	NM (2)	—	—

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

Customer Type
Local Large Group	3,867	971	2,896	2,827	1,040	37%	69	2%
Small Group	1,168	340	828	813	355	44	15	2
Individual	1,084	289	795	701	383	55	94	13
National Accounts (1)	3,951	656	3,295	2,903	1,048	36	392	14
Medicare + Choice	103	—	103	97	6	6	6	6
Federal Employee Program	677	227	450	423	254	60	27	6
Medicaid	203	66	137	119	84	71	18	15

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

Funding Arrangements
Self-funded	5,617	1,166	4,451	4,052	1,565	39%	399	10%
Fully-insured	5,436	1,383	4,053	3,831	1,605	42	222	6

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

(1)	Includes BlueCard members of 2,419 as of December 31, 2002 (including 325 from our Southeast segment) and 1,626 as of December 31, 2001.
(2)	NM = Not meaningful.

During the year ended December 31, 2002, total membership increased approximately 3.2 million, or 40%, primarily due to our acquisition of Trigon, which became our Southeast segment. On a same-store basis, total membership increased 621,000, or 8%, primarily in National Accounts, Individual and Local Large Group businesses. The following discussion of membership changes between periods excludes our Southeast members, which are identified separately in the table above.

National Accounts membership increased 392,000, or 14%, primarily due to a significant increase in BlueCard activity.

Individual membership increased 94,000, or 13%, with the majority of this growth resulting from higher sales in our under age 65 business in all segments due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our product offerings.

Local Large Group membership increased 69,000, or 2%, primarily from sales to new fully-insured customers in our Midwest segment. In our Midwest segment, this growth was partially offset by a decrease in our self-funded business primarily as a result of pricing actions taken to better align our administrative fee revenue with costs of administering this business.

Federal Employee Program membership increased 27,000, or 6%, primarily due to our concentrated effort to serve our customers well, fewer competitors in the market and new cost-effective product designs.

Medicaid membership increased 18,000, or 15%, primarily due to the State of Connecticut’s broadening of eligibility standards and increased promotion of its Medicaid product.

Small Group membership increased 15,000, or 2%, primarily in our Midwest segment.

Medicare + Choice membership increased 6,000, or 6%. Our 2001 membership count included 6,000 Colorado Medicare + Choice members. As of January 1, 2002, we discontinued offering this product in Colorado. Excluding our withdrawal from this market, membership increased 12,000, or 13%. This increase was primarily due to new business in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product.

Self-funded membership increased 399,000, or 10%, primarily due to an increase in National Accounts BlueCard activity. Fully-insured membership grew by 222,000 members, or 6%, primarily in our Individual and Local Large Group businesses, as explained above.

Results of Operations—Year Ended December 31, 2002 Compared to the Year Ended

December 31, 2001

Our consolidated results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31		Change
	2002	2001	$	%
	($ in Millions, Except Per Share Data)
Operating revenue and premium equivalents (1)	$18,261.5	$14,057.4	$4,204.1	30%

Premiums	$11,941.0	$9,244.8	$2,696.2	29%
Administrative fees	962.2	817.3	144.9	18
Other revenue	87.3	58.2	29.1	50

Total operating revenue	12,990.5	10,120.3	2,870.2	28
Benefit expense	9,839.4	7,814.7	2,024.7	26
Administrative expense	2,506.6	1,986.1	520.5	26

Total operating expense	12,346.0	9,800.8	2,545.2	26

Operating gain (2)	644.5	319.5	325.0	102
Net investment income	260.7	238.6	22.1	9
Net realized gains on investments	30.4	60.8	(30.4)	(50)
Gain on sale of subsidiary operations	0.7	25.0	(24.3)	(97)
Interest expense	98.5	60.2	38.3	64
Amortization of goodwill and other intangible assets	30.2	31.5	(1.3)	(4)
Demutualization expenses	—	27.6	(27.6)	NM	(3)

Income before taxes and minority interest	807.6	524.6	283.0	54
Income taxes	255.2	183.4	71.8	39
Minority interest (credit)	3.3	(1.0)	4.3	NM	(3)

Net income	$549.1	$342.2	$206.9	60%

Average basic shares outstanding (in millions) (4)	119.0	103.3	15.7	15%
Average diluted shares outstanding (in millions) (4)	121.8	103.8	18.0	17%
Basic net income per share (4)	$4.61	$3.31	$1.30	39%
Diluted net income per share (4)	$4.51	$3.30	$1.21	37%
Benefit expense ratio (5)	82.4%	84.5%		(210	) bp (6)
Administrative expense ratio: (7)
Calculated using total operating revenue (8)	19.3%	19.6%		(30	) bp (6)
Calculated using operating revenue and premium equivalents (9)	13.7%	14.1%		(40	) bp (6)
Operating margin (10)	5.0%	3.2%		180	bp (6)

The following definitions are also applicable to all other results of operations tables and schedules in this discussion:

(1)	Operating revenue and premium equivalents is a measure of the volume of business which is commonly used in the health benefits industry to allow for a comparison of operating efficiency among companies. It is obtained by adding to premiums, administrative fees and other revenue, the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. The self-funded claims included for the year ended December 31, 2002 were $5,271.0 million (including $730.7 million from our Southeast segment). For the year ended December 31, 2001, self-funded benefits were $3,937.1 million.
(2)

Operating gain is a measure of operating performance of our business segments and represents total operating revenue less benefit expense and administrative expense. It does not include net investment income, net realized gains on investments, gain on sale of subsidiary operations, interest expense, amortization of goodwill and other intangible assets, demutualization expenses, income taxes and minority interest. Our definition of operating gain may not be comparable to similarly titled measures reported by other companies. Further, operating gain should not be construed as a replacement for or equivalent to income before income taxes and minority interest, which is a measure of pretax profitability determined in accordance with accounting principles generally accepted in the United States.

(3)	NM = Not meaningful.
(4)	December 31, 2001 amounts represent pro forma earnings per share including the period prior to our initial public offering. See Note 11 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.
(5)	Benefit expense ratio = Benefit expense ÷ Premiums.
(6)	bp = basis point; one hundred basis points = 1%.
(7)	While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of fully-insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio including premium equivalents.
(8)	Administrative expense ratio calculated using total operating revenue = Administrative expense ÷ Total operating revenue.
(9)	Administrative expense ratio calculated using operating revenue and premium equivalents = Administrative expense ÷ Operating revenue and premium equivalents.
(10)	Operating margin = Operating gain ÷ Total operating revenue.

On May 31, 2001, we sold our TRICARE operations. The results of our TRICARE operations were reported in our Other segment during 2001 and included $263.2 million in operating revenue and $4.2 million in operating gain for the five months ended May 31, 2001.

Throughout the following discussion of our results of operations, “same-store” excludes our TRICARE operations from 2001 and the operating results of our Trigon acquisition from the date of purchase in 2002.

Premiums increased $2,696.2 million, or 29%, to $11,941.0 million in 2002. On a same-store basis, premiums increased $1,543.1 million, or 17%, due to premium rate increases and growth in our fully-insured membership. Our premium yields, net of benefit buy-downs for our fully-insured Local Large Group and Small Group businesses, increased approximately 14% on a rolling 12-month basis as of December 31, 2002, both on a same-store basis and after including Southeast premiums. Also contributing to premium growth was higher fully-insured membership in all of our business segments.

Administrative fees increased $144.9 million, or 18%, including administrative fees following Trigon’s acquisition date in 2002. On a same-store basis, administrative fees increased $98.2 million, or 13%, primarily due to increased BlueCard activity and increased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded this contract to a different company, despite our superior performance ratings earned each year since receiving the contract in 1997. We will begin transitioning this contract to the new contractor beginning April 1, 2003.

On a same-store basis, other revenue, which is comprised principally of co-pays and deductibles associated with Anthem Prescription Management’s, or APM’s, sale of mail-order drugs, increased $24.2 million, or 42%. Mail-order revenues increased primarily due to additional volume. APM launched mail conversion campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option during 2002. In addition, APM increased its penetration of our health benefits membership, with a resulting larger enrollment base and therefore greater demand for mail-order service.

Benefit expense increased $2,024.7 million, or 26%, in 2002. On a same-store basis, benefit expense increased $1,132.7 million, or 15%, primarily due to increased cost of care trends and higher average membership. Higher costs of care were driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 210 basis points from 84.5% in 2001 to 82.4% in 2002 due partly to the sale of our TRICARE operations in 2001 and the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 160 basis points from 84.2% in 2001 to 82.6% in 2002, primarily due to lower than anticipated medical costs in all of our business segments. Our 2002 benefit expense was also reduced by favorable developments of reserves reported as of December 31, 2001.

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended December 31, 2002, for our Local Large Group and Small Group fully-insured businesses only. Our cost of care trends are calculated by comparing per member per month claim costs for which Anthem is responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend including the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002, was approximately 12%. Our aggregate cost of care trend excluding the impact of our Trigon acquisition was approximately one-half percentage point higher, driven primarily by professional services costs and outpatient services costs, weighted as a percentage of cost of care expense.

Cost increases for professional services were approximately 12% including the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002. Excluding the impact of our Trigon acquisition, our professional services trend was approximately one and one-half percentage points higher. This trend is due to both higher utilization and higher unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging procedures, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Unit cost increases were driven primarily by increases in physician fee reimbursement schedules. In response to increasing professional services costs, we continue to work with our providers through education and contracting to ensure that our members receive the most appropriate care at the proper time in the appropriate clinical setting.

Cost increases for outpatient services were approximately 12% including the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002. Excluding the impact of our Trigon acquisition, our outpatient services trend was approximately one percentage point higher. Drivers of this outpatient trend include a continuing shift of certain procedures such as certain cardiac care procedures previously performed in an inpatient setting to an outpatient setting and increased cost of emergency room services as more procedures are being performed at each emergency room visit. Costs are also increasing for outpatient surgery and radiology services.

Pharmacy costs increased by approximately 16% including the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002. Excluding the impact of our Trigon acquisition, our pharmacy cost trend remained consistent at approximately 16%. Increases were primarily due to the introduction of new, higher cost drugs and higher overall utilization as a result of increases in direct-to-consumer advertising by pharmaceutical companies and expanded physician-prescribed use of drugs that manage chronic conditions such as high cholesterol. In response to increasing pharmacy costs, we are evaluating different plan designs, recontracting with retail pharmacies and continuing the implementation of tiered drug benefits for our members. Three-tier drug programs reflect benefit designs that have three different co-payment levels, which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are lists of prescription drugs that have been reviewed and selected for their quality and effectiveness by a committee of community-based practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these formulary listed brand name and generic drugs to ensure members receive quality and cost-effective medication. The favorable impact of three-tier drug programs on prescription drug cost trends is most significant in the first year of implementation. Excluding the impact of our Trigon acquisition, we have already implemented three-tier drug programs for approximately 66% of our members as of December 31, 2002, as compared to approximately 60% of our members as of December 31, 2001.

Inpatient services costs increased approximately 9% including the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002. Excluding the impact of our Trigon acquisition, our inpatient services trend was approximately one percentage point lower. Approximately two thirds of this trend resulted from unit cost increases and approximately one third of this trend resulted from utilization increases. The cost trend was primarily due to a health care industry shift of lower-cost procedures to outpatient settings, leaving more expensive procedures performed in inpatient settings. In addition, growth in inpatient trend was due to implementation of new provider contracts that reflect the hospital industry’s more aggressive stance in their contracting with health benefit companies. Utilization increases resulted primarily from increases in the frequency of inpatient surgeries. We are implementing advanced care management programs and disease management programs which have been proven to reduce deterioration in health and the need for hospitalization. As a result of these programs, hospital utilization has been essentially stable.

Administrative expense increased $520.5 million, or 26%, in 2002. On a same-store basis, administrative expense increased $319.6 million, or 17%, primarily due to higher salary cost and merit increases, other volume sensitive costs such as higher commissions and premium taxes and higher incentive compensation costs associated with above targeted results. On a same-store basis, our administrative expense ratio, calculated using operating revenue and premium equivalents, remained consistent with 2001 at 14.0%.

Net investment income increased $22.1 million, or 9%. This increase in investment income primarily resulted from the investment of additional assets in 2002 from our Trigon acquisition, which was partially offset by decreased average yield from investment securities. Also contributing to the increase was the impact of an increased allocation of fixed income securities as a percentage of our investment portfolio during the third quarter of 2001. As yields on investment securities are dependent on market interest rates and changes in interest rates are unpredictable, there is no certainty that past investment performance will be repeated in the future.

Net realized gains on investments decreased $30.4 million, or 50%. A summary is as follows:

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of equity securities	$0.6	$69.0	$(68.4)	(99)%
Net realized gains from the sale of fixed maturity securities	32.9	20.7	12.2	59%
Other than temporary impairments	(3.1)	(28.9)	25.8	89%

Net realized gains on investments	$30.4	$60.8	$(30.4)	(50)%

Net realized gains from the sale of equity securities decreased $68.4 million primarily due to our realization of $65.2 million of gains in 2001 resulting from the restructuring of our portfolio. In 2002, we realized a $3.1 million loss on a limited partnership, and in 2001 we recognized $28.9 million of impairment losses on equity securities. Net realized gains or losses on investments are influenced by market conditions when an investment is sold or deemed to be impaired, and will vary from period to period.

Our gain on the sale of subsidiary operations of $0.7 million in 2002 related primarily to the sale of our third party occupational health services businesses, and the $25.0 million gain in 2001 relates to the sale of our TRICARE operations on May 31, 2001.

Interest expense increased $38.3 million, or 64%, primarily reflecting additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition and the issuance of our 6.00% Equity Security Units on November 2, 2001.

Amortization of goodwill and other intangible assets decreased $1.3 million. Due to our adoption of FAS 142 on January 1, 2002, amortization decreased approximately $17.5 million. This decrease was partially offset by $16.2 million of new amortization expense, including $15.8 million of amortization expense on intangible assets resulting from our Trigon acquisition. See Notes 2 and 3 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K for additional information concerning our adoption of FAS 142.

Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder owned company on November 2, 2001 totaled $27.6 million in 2001.

Income tax expense increased $71.8 million, or 39%, primarily due to increased income before taxes. Our effective income tax rate decreased to 31.6% in 2002 from 35.0% in 2001. This 340 basis point decrease in the effective income tax rate is primarily due to the reduction of a deferred tax valuation allowance in 2002 due to our continued improvement in taxable earnings, nondeductible demutualization expenses incurred during 2001 and the impact of FAS 142.

Net income increased $206.9 million, or 60%, primarily due to our Trigon acquisition, the improvement in our operating results in each health business segment as described below, higher net investment income, lower amortization of goodwill and other intangible assets resulting from the adoption of FAS 142 on January 1, 2002 and our reduced effective tax rate. Assuming FAS 142 had been in effect for the year ended December 31, 2001, our net income would have increased $191.8 million, or 54%.

Both basic and fully diluted earnings per share increased as a result of increased net income as described above and the impact of our stock repurchases under our stock repurchase program in 2002. These increases were partially offset by an increase in the number of average shares outstanding due to the stock issued in conjunction with our Trigon acquisition on July 31, 2002, and an increase in the effect of dilutive securities.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Operating Revenue	$6,051.4	$5,093.0	$958.4	19%
Operating Gain	$271.6	$161.5	$110.1	68%
Operating Margin	4.5%	3.2%		130	bp
Membership (in 000s)	5,234	4,854	380	8%

Operating revenue increased $958.4 million, or 19%, primarily due to premium rate increases in our Local Large Group and Small Group businesses and membership increases in our Local Large Group fully-insured and Individual businesses.

Operating gain increased $110.1 million, or 68%, primarily due to improved underwriting results in our Local Large Group fully-insured and Small Group businesses. Our operating gain was also impacted by the recognition of a $15.7 million favorable adjustment for prior year reserve releases recognized in the third quarter of 2002 and an $11.2 million strengthening of reserves during the third quarter of 2001. Operating gain improvements were partially offset by a $23.0 million unfavorable adjustment recorded during the third quarter of 2002 to reflect the accrual of additional premium taxes in the state of Ohio.

Membership increased 380,000, or 8%, primarily due to additional BlueCard activity and enrollment gains in our Local Large Group fully-insured and Individual businesses. Individual sales benefited from the introduction of new, lower premium products. Our Midwest segment experienced a decrease in Local Large Group self-funded membership, which was anticipated and was a result of pricing actions designed to better align revenue with costs of services to this membership class.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Operating Revenue	$4,151.5	$3,667.3	$484.2	13%
Operating Gain	$222.9	$128.8	$94.1	73%
Operating Margin	5.4%	3.5%		190	bp
Membership (in 000s)	2,434	2,260	174	8%

Operating revenue increased $484.2 million, or 13%, primarily due to premium rate increases, particularly in our Local Large Group and Small Group businesses.

Operating gain increased $94.1 million, or 73%, primarily due to improved underwriting results, particularly in our Individual and Local Large Group businesses, and an unfavorable reserve strengthening adjustment of $9.4 million recorded during the third quarter of 2001.

Membership increased 174,000, or 8%, primarily due to increased BlueCard activity and enrollment gains in our Local Large Group self-funded business. Our growth in Local Large Group self-funded business primarily resulted from changes in our Local Large Group mix of business from fully-insured to self-funded.

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

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Operating Revenue	$920.1	$774.4	$145.7	19%
Operating Gain	$74.7	$20.1	$54.6	272%
Operating Margin	8.1%	2.6%		550	bp
Membership (in 000s)	836	769	67	9%

Operating revenue increased by $145.7 million, or 19%, primarily due to higher premium rates particularly in our Local Large Group fully-insured and Small Group businesses, and higher membership in our Individual business.

Operating gain increased $54.6 million to $74.7 million in 2002, primarily due to improved underwriting results in our Local Large Group fully-insured and Small Group businesses. Also contributing to the improvement was $10.9 million in favorable prior year reserve releases recorded during the third quarter of 2002. These reserve releases were offset by a $10.1 million reserve increase for case specific reserves incurred during the normal course of business.

Membership increased 67,000, or 9%, primarily due to increased BlueCard activity and higher sales in our Individual business.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the Northern Virginia suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the five months ended December 31, 2002 are as follows:

Five Months Ended December 31, 2002
($ in Millions)
Operating Revenue	$1,467.9
Operating Gain	$116.0
Operating Margin	7.9%
Membership (in 000s)	2,549

Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. These five months of operating results may not be sustainable or indicative of future performance, as we are in the early stages of transitioning business practices and policies that will govern our Southeast segment’s operations. Our integration activities remain on schedule, and we expect to achieve $40.0 million to $50.0 million of synergies in 2003 and at least $75.0 million by 2004. We captured approximately $11.0 million of synergies in 2002, primarily related to corporate overhead and information technology cost savings.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. During the third quarter of 2002, we sold our third party occupational health services businesses, the operating results of which were not material to the earnings of this segment or our consolidated results. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, or PRO, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward and are not material to the operating revenue or operating gain of this segment in the year ended December 31, 2002.

Our Specialty segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31		$ Change	% Change
	2002	2001
	($ in Millions)
Operating Revenue	$523.5	$396.1	$127.4	32%
Operating Gain	$50.7	$32.9	$17.8	54%
Operating Margin	9.7%	8.3%		140	bp

Operating revenue increased $127.4 million, or 32%, primarily due to increased mail-order prescription volume at APM. APM launched mail-order campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs. In addition, APM increased its penetration of our health benefits members. APM implemented its pharmacy benefit programs in our West segment and in Maine during the first six months of 2001. Excluding the impact of our TRICARE operations, mail-service prescription volume increased 29% and retail prescription volume increased 10%.

Operating gain increased $17.8 million, or 54%, primarily due to increased mail-order prescription volume and additional margin resulting from further penetration of generic drug prescriptions at APM. Improved results in the life and dental businesses also contributed to the growth in operating gain, which was modestly offset by start-up and integration expenses associated with our behavioral health, vision and dental operations.

Other

Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. In 2001, our Other segment also contained Anthem Alliance, a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense’s TRICARE program for military families. Our TRICARE operations were sold on May 31, 2001. Our summarized results of operations for our Other segment for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31		$ Change	% Change
	2002	2001
	($ in Millions)
Operating Revenue	$(123.9)	$189.5	$(313.4)	(165%)
Operating Loss	$(91.4)	$(23.8)	$(67.6)	(284%)

Operating revenue decreased $313.4 million to $(123.9) million in 2002 from $189.5 million in 2001. Excluding intersegment operating revenue eliminations of $302.1 million in 2002 and $214.0 million in 2001, operating revenue decreased $225.3 million, or 56%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE operations from 2001 and intersegment operating revenue eliminations, operating revenue increased $37.9 million, or 27%, primarily due to revenue from our AdminaStar Federal’s 1-800 Medicare Help Line contract. This contract is with CMS for our operation of the 1-800 Medicare Help Line. During the fourth quarter of 2002, CMS awarded this contract to a different company, despite our superior performance ratings earned each year since receiving the contract in 1997. We will begin transitioning this contract to the new contractor beginning April 1, 2003.

Operating loss increased $67.6 million primarily due to higher unallocated corporate expenses and the absence of TRICARE operating gain. These unallocated expenses accounted for $91.3 million in 2002 and $33.0 million in 2001. This increase in unallocated corporate expenses was primarily related to higher incentive compensation costs associated with better than expected operating results. Also contributing to this increased operating loss was the reduction in our carrying value of our investment in MedUnite.

Membership—December 31, 2001 Compared to December 31, 2000

We categorized our membership into eight different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program, Medicaid and TRICARE. The first seven customer types are consistent with those described in the “Membership—December 31, 2002 Compared to December 31, 2001” discussion. Our TRICARE program provided managed care services to active and retired military personnel and their dependents. We sold our TRICARE business on May 31, 2001, and thus we had no TRICARE members as of December 31, 2001.

The following table presents our membership count by segment, customer type and funding arrangement as of December 31, 2001 and 2000, comparing total and same-store membership respectively. We define same-store membership as our membership at a given period end in a segment or for a particular customer or funding type, after excluding the impact of members obtained through acquisitions or lost through dispositions during such period. We believe that same-store membership counts best capture the rate of organic growth of our operations period over period. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31, 2001	December 31, 2000	TRICARE Disposition	Same- Store December 31, 2000	Change	%	Same- Store Change	Same- Store %
	(in thousands)
Segment
Midwest	4,854	4,582	128	4,454	272	6%	400	9%
East	2,260	2,093	—	2,093	167	8	167	8
West	769	595	—	595	174	29	174	29

Total	7,883	7,270	128	7,142	613	8%	741	10%

Customer Type
Local Large Group	2,827	2,634	—	2,634	193	7%	193	7%
Small Group	813	775	—	775	38	5	38	5
Individual	701	650	—	650	51	8	51	8
National Accounts (1)	2,903	2,468	—	2,468	435	18	435	18
Medicare + Choice	97	106	—	106	(9)	(8)	(9)	(8)
Federal Employee Program	423	407	—	407	16	4	16	4
Medicaid	119	102	—	102	17	17	17	17

Same-Store	7,883	7,142	—	7,142	741	10%	741	10%
TRICARE	—	128	128	—	(128)	NM (2)	—	—

Total	7,883	7,270	128	7,142	613	8%	741	10%

Funding Arrangement
Self-funded	4,052	3,481	—	3,481	571	16%	571	16%
Fully-insured	3,831	3,789	128	3,661	42	1	170	5

Total	7,883	7,270	128	7,142	613	8%	741	10%

(1)	Includes BlueCard members of 1,626 as of December 31, 2001, and 1,320 as of December 31, 2000.
(2)	NM = Not meaningful.

During the year ended December 31, 2001, total membership increased 613,000, or 8%, primarily due to growth in National Accounts business and Local Large Group, including a significant increase in BlueCard activity. On a same-store basis, membership increased 741,000, or 10%.

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

Medicare + Choice membership decreased as we withdrew from the Connecticut Medicare + Choice program effective January 1, 2001. At December 31, 2000, our Medicare + Choice membership in Connecticut totaled 18,000. Offsetting this decrease was growth in our Medicare + Choice membership in certain counties in Ohio, where many competitors have left the market, leaving us as one of the few remaining companies offering this product. As of January 1, 2002, we exited the Colorado Medicare + Choice market. Our 2001 membership count included 6,000 Colorado Medicare + Choice members.

Individual membership increased primarily due to new business resulting from higher sales of Individual under age 65 products, particularly in our Midwest segment.

Self-funded membership increased primarily due to our 23% increase in BlueCard membership. Fully-insured membership, excluding TRICARE, grew by 170,000 members, or 5%, from December 31, 2000, due to growth in both Local Large and Small Group businesses, as explained above.

Results of Operations—Year Ended December 31, 2001 Compared to the Year Ended

December 31, 2000

Our consolidated results of operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31		Change
	2001	2000	$	%
	($ in Millions, Except Per Share Data)
Operating revenue and premium equivalents (1)	$14,057.4	$11,800.1	$2,257.3	19%

Premiums	$9,244.8	$7,737.3	$1,507.5	19%
Administrative fees	817.3	755.6	61.7	8
Other revenue	58.2	50.6	7.6	15

Total operating revenue	10,120.3	8,543.5	1,576.8	18
Benefit expense	7,814.7	6,551.0	1,263.7	19
Administrative expense	1,986.1	1,808.4	177.7	10

Total operating expense	9,800.8	8,359.4	1,441.4	17

Operating gain (2)	319.5	184.1	135.4	74
Net investment income	238.6	201.6	37.0	18
Net realized gains on investments	60.8	25.9	34.9	135
Gain on sale of subsidiary operations	25.0	—	25.0	NM	(3)
Interest expense	60.2	54.7	5.5	10
Amortization of goodwill and other intangible assets	31.5	27.1	4.4	16
Demutualization expenses	27.6	—	27.6	NM	(3)

Income before taxes and minority interest	524.6	329.8	194.8	59
Income taxes	183.4	102.2	81.2	79
Minority interest (credit)	(1.0)	1.6	(2.6)	NM	(3)

Net income	$342.2	$226.0	$116.2	51%

Average basic shares outstanding (in millions) (4)	103.3	103.3	—	NM	(3)
Average diluted shares outstanding (in millions) (4)	103.8	103.8	—	NM	(3)
Basic net income per share (4)	$3.31	$2.19	$1.12	51%
Diluted net income per share (4)	$3.30	$2.18	$1.12	51%
Benefit expense ratio (5)	84.5%	84.7%		(20	) bp (6)
Administrative expense ratio: (7)
Calculated using total operating revenue (8)	19.6%	21.2%		(160	) bp (6)
Calculated using operating revenue and premium equivalents (9)	14.1%	15.3%		(120	) bp (6)
Operating margin (10)	3.2%	2.2%		100	bp (6)

(1)	The self-funded claims included for the year ended December 31, 2001 were $3,937.1 million and for the year ended December 31, 2000 were $3,256.6 million.
(4)	Amounts represent pro forma earnings per share including periods prior to our initial public offering. See Note 11 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.

For the remaining footnote explanations, see table in the “Results of Operations—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001” discussion.

On May 31, 2001, we sold our TRICARE operations. The results of our TRICARE operations were reported in our Other segment during 2001 and included $263.2 million in operating revenue and $4.2 million in operating gain for the five months ended May 31, 2001. The results of our TRICARE operations for the year ended

December 31, 2000 were $353.9 million in operating revenue and $3.9 million in operating gain, and were included partially in our Other segment and due to various intercompany reinsurance and service agreements which were in place during 2000 were partially recorded in our Midwest health business segment during 2000.

On June 5, 2000, we completed the purchase of Blue Cross and Blue Shield of Maine, or BCBS-ME. We accounted for this acquisition as a purchase and we included the net assets and results of operations in our consolidated financial statements from the date of purchase. The results of BCBS-ME for the year ended December 31, 2001 were $948.1 million in total revenue and $12.6 million in operating gain. The results of BCBS-ME from June 5, 2000 through December 31, 2000 were $489.4 million in total revenue and $8.7 million in operating gain.

Premiums increased $1,507.5 million, or 19%, in part due to our acquisition of BCBS-ME in June 2000 and the additional risk we assumed as of January 1, 2001, associated with the TRICARE business. Our subsidiary Anthem Alliance had retained 35% of the risk on its TRICARE contract as of January 1, 2000, and we increased the retention as of January 1, 2001, to 90% of the total risk for the contract. We sold the TRICARE business on May 31, 2001. Excluding our acquisition of BCBS-ME and our TRICARE operating results, premiums increased $1,089.5 million, or 15%, due to premium rate increases and higher membership in all of our health business segments.

Administrative fees increased $61.7 million, or 8%, with $30.2 million of this increase from our acquisition of BCBS-ME. Excluding our acquisition of BCBS-ME and our TRICARE operating results, administrative fees increased $112.2 million, or 20%, primarily from increased Local Large Group self-funded and BlueCard activity.

Excluding our acquisition of BCBS-ME and our TRICARE operating results, other revenue, which is comprised principally of APM’s sale of mail-order drugs, increased $12.1 million, or 27%. Mail-order revenues increased primarily due to additional volume resulting from the introduction of APM as the pharmacy benefit manager at Blue Cross and Blue Shield of New Hampshire, or BCBS-NH, in late 2000 and Blue Cross and Blue Shield of Colorado and Nevada, or BCBS-CO/NV, and BCBS-ME in the first six months of 2001.

Benefit expense increased $1,263.7 million, or 19%, in 2001 primarily due to our acquisition of BCBS-ME and the additional risk assumed by Anthem Alliance for TRICARE business on January 1, 2001. Excluding our acquisition of BCBS-ME and our TRICARE operating results, benefit expense increased $888.6 million, or 15%, primarily due to higher average membership and increasing cost of care. Cost of care trends were driven primarily by higher utilization of outpatient services and higher prescription drug costs. Our benefit expense ratio decreased 20 basis points from 84.7% in 2000 to 84.5% in 2001 primarily due to disciplined pricing, implementation of disease management plans and improvement in provider contracting. Excluding our acquisition of BCBS-ME and our TRICARE operating results, our benefit expense ratio decreased 40 basis points from 84.3% in 2000 to 83.9% in 2001 for the same reasons.

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended December 31, 2001 for our Local Large Group and Small Group fully-insured businesses only. Cost increases have varied among segments and products. Our aggregate cost of care trend was approximately 13%, driven primarily by pharmacy and outpatient costs. After taking changes in our mix of business between regions into consideration, our aggregate cost of care trend was approximately 12%.

Pharmacy cost trends for the 12-month period ended December 31, 2001 generally averaged from 16% to 17%. The cost increases resulted from the introduction of new, higher cost drugs and higher overall utilization as a result of increases in direct-to-consumer advertising by pharmaceutical companies. In response to increasing prescription drug costs, we have implemented three-tier drug programs and expanded the use of formularies for our members.

For the 12-month period ended December 31, 2001, outpatient services cost trends generally averaged from 14% to 15%. These increases resulted from both increased utilization and higher unit costs. Increased outpatient utilization reflects an industry-wide trend toward a broader range of medical procedures being performed without overnight hospital stays, as well as an increasing customer awareness of and demand for diagnostic procedures such as magnetic resonance imagings, or MRIs. In addition, improved medical technology has allowed more complicated medical procedures to be performed on an outpatient basis rather than on an inpatient (hospitalized) basis, increasing both outpatient utilization rates and unit costs.

For the 12-month period ended December 31, 2001, professional services cost trends generally averaged from 11% to 12%. These increases resulted from both increased utilization and higher unit costs.

For the 12-month period ended December 31, 2001, inpatient services trends were approximately 11%. This increase was due to re-negotiation of provider contracts and higher overall utilization, particularly for cardiac services admissions. Hospitals have taken a more aggressive stance in their contracting with health insurance companies as a result of reduced hospital reimbursements from Medicare and pressure to recover the costs of additional investments in new medical technology and facilities.

Administrative expense increased $177.7 million, or 10%, in 2001, which includes the impacts of our acquisition of BCBS-ME and our TRICARE operating results. Excluding our acquisition of BCBS-ME and our TRICARE operating results, administrative expense increased $194.0 million, or 12%, primarily due to higher commissions and premium taxes, which vary with premium, higher salary and benefit costs, additional costs associated with higher membership and investments in technology. Our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 120 basis points primarily due to operating revenue increasing faster than administrative expense.

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

Net realized gains on investments increased $34.9 million, or 135%. A summary is as follows:

	Years Ended December 31
	2001	2000	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of equity securities	$69.0	$43.5	$25.5	59%
Net realized gains (losses) from the sale of fixed maturity securities	20.7	(17.6)	38.3	NM	(3)
Other than temporary impairments	(28.9)	—	(28.9)	NM	(3)

Net realized gains on investments	$60.8	$25.9	$34.9	135%

In 2001, the net realized gains from the sale of equity securities primarily consisted of $65.2 million of gains resulting from the restructuring of our equity portfolio into fixed maturity securities and equity index funds in the early to mid third quarter of 2001. During the second quarter of 2001, we recognized $28.9 million of losses on equity securities as other than temporary impairment. Net gains or losses on investments are influenced by market conditions when an investment is sold, and will vary from year to year.

Our gain on the sale of subsidiary operations of $25.0 million in 2001 relates to the sale of our TRICARE operations on May 31, 2001.

Interest expense increased $5.5 million, or 10%, primarily reflecting the issuance of our 6.00% Equity Security Units on November 2, 2001 and the commitment fee associated with our new $800.0 million line of credit.

Amortization of goodwill and other intangible assets increased $4.4 million, or 16%, primarily due to amortization expense associated with our acquisition of BCBS-ME. As we adopted FAS 142 on January 1, 2002, this standard did not have any effect on these results. See Notes 1, 2 and 3 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, included in Part II, Item 8, of this Form 10-K for additional information concerning our adoption of FAS 142.

Demutualization expenses associated with our conversion from a mutual insurance company to a stockholder-owned company on November 2, 2001 totaled $27.6 million in 2001.

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

Both basic and fully diluted earnings per share increased as a result of increased net income as described above. December 31, 2001 and 2000 amounts represent pro forma earnings per share, which includes earnings prior to our initial public offering. See Note 11 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31			$ Change	% Change
	2001	2000
	($ in Millions)
Operating Revenue	$5,093.0	$4,460.5		$632.5	14%
Operating Gain	$161.5	$87.8		$73.7	84%
Operating Margin	3.2%	2.0%			120	bp
Membership (in 000s)	4,854	4,454	(1)	400	9%

(1)	Excludes 128,000 TRICARE members.

Operating revenue increased $632.5 million, or 14%, due primarily to premium rate increases in our Local Large Group and Small Group businesses and the effect of higher average membership in our Medicare + Choice business.

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

Our Midwest segment assumed a portion of the risk for Anthem Alliance’s TRICARE contract until December 31, 2000. Effective January 1, 2001, Anthem Alliance reassumed this risk. For the year ended December 31, 2000, our Midwest segment received $122.1 million of premium income, no administrative fees or other income, incurred $113.8 million of benefit expense and $7.4 million of administrative expense, resulting in a $0.9 million operating gain on the TRICARE contract. We also had 128,000 TRICARE members included in our Midwest segment’s membership at December 31, 2000, and no members at December 31, 2001.

Excluding TRICARE, membership increased 400,000, or 9%, primarily due to higher BlueCard activity, higher sales in National Accounts business and higher sales and favorable retention of Local Large Group business.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. BCBS-ME is included from its acquisition date of June 5, 2000. Our East segment’s summarized results of operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31		$ Change	% Change
	2001	2000
	($ in Millions)
Operating Revenue	$3,667.3	$2,921.9	$745.4	26%
Operating Gain	$128.8	$103.8	$25.0	24%
Operating Margin	3.5%	3.6%		(10	) bp
Membership (in 000s)	2,260	2,093	167	8%

Operating revenue increased $745.4 million, or 26%. Excluding our acquisition of BCBS-ME in June 2000 and the effect of our exit from the Medicare + Choice business in Connecticut on January 1, 2001, operating revenue increased $449.0 million, or 20%, primarily due to premium rate increases in our Local Large Group business and higher average membership in our Local Large Group and Small Group businesses.

Operating gain increased $25.0 million, or 24%, primarily due to improved underwriting results in our Local Large Group fully-insured business, exiting the Medicare + Choice market in Connecticut, and higher overall membership. Operating margin decreased 10 basis points primarily due to the relatively lower margins on our Maine business.

Membership increased 167,000, or 8%, primarily due to increased sales of Local Large Group business and growth in BlueCard activity. Local Large Group sales in our East segment increased primarily due to the withdrawal of two of our largest competitors from the New Hampshire and Maine markets.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31		$ Change	% Change
	2001	2000
	($ in Millions)
Operating Revenue	$774.4	$622.4	$152.0	24%
Operating Gain	$20.1	$2.5	$17.6	704%
Operating Margin	2.6%	0.4%		220	bp
Membership (in 000s)	769	595	174	29%

Operating revenue increased $152.0 million, or 24%, primarily due to higher premium rates designed to bring our pricing in line with cost of care and higher membership in our Local Large Group and Small Group businesses.

Operating gain increased $17.6 million to $20.1 million in 2001, primarily due to improved underwriting performance as a result of premium rate increases exceeding cost of care increases and higher average membership. This improvement in our operating gain resulted in a 220 basis point increase in operating margin to 2.6% in 2001.

Membership increased 174,000, or 29%, due to increased BlueCard activity, higher sales in Local Large Group and Small Group businesses and favorable retention in National Accounts business. We exited the Medicare + Choice market in Colorado effective January 1, 2002. At December 31, 2001, our Medicare + Choice membership in Colorado was approximately 6,000.

We entered into an agreement with Sloan’s Lake HMO in Colorado for the conversion of Sloan’s Lake HMO business effective January 1, 2001. The terms of the agreement include payment to Sloan’s Lake for each member selecting our product at the group’s renewal date and continuing as our member for a minimum of nine months. Through December 31, 2001, we added approximately 35,000 members from Sloan’s Lake.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and third party occupational health services. Our Specialty segment’s summarized results of operations for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31		$ Change	% Change
	2001	2000
	($ in Millions)
Operating Revenue	$396.1	$332.3	$63.8	19%
Operating Gain	$32.9	$24.9	$8.0	32%
Operating Margin	8.3%	7.5%		80	bp

Operating revenue increased $63.8 million, or 19%, primarily due to higher revenue at APM. APM’s operating revenue grew primarily due to increased mail-order prescription volume and the implementation of APM’s pharmacy benefit programs beginning in 2001 by BCBS-CO/NV and BCBS-ME, and in late 2000 by BCBS-NH. Mail-service membership increased 28%, while retail-service membership decreased 13%. Mail-service prescription volume increased 38% and retail prescription volume increased 31%. This growth more than offset the effect of the termination of a special funding arrangement with a large life group on December 31, 2000, which decreased premiums by $28.8 million, or 23%. This group accounted for $35.9 million of life and disability premiums for 2000 and contributed very low margins to our Specialty segment’s profitability.

Operating gain increased $8.0 million, or 32%, primarily due to increased mail-order prescription volume at APM. Improved APM results, coupled with the termination of the large life group, resulted in an 80 basis point increase in our operating margin to 8.3%.

Other

Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky and Ohio; elimination of intersegment revenue and expenses; corporate expenses not allocated to operating segments; and Anthem Alliance. Anthem Alliance was a subsidiary that provided the health care benefits and administration in nine states for active and retired military employees and their dependents under the Department of Defense’s TRICARE program for military families until our TRICARE business was sold on May 31, 2001. Our summarized results of operations for our Other segment for the years ended December 31, 2001 and 2000 are as follows:

	Years Ended December 31		$ Change	% Change
	2001	2000
	($ in Millions)
Operating Revenue	$189.5	$206.4	$(16.9)	(8)%
Operating Loss	$(23.8)	$(34.9)	$11.1	32%

Operating revenue decreased $16.9 million, or 8%, to $189.5 million in 2001. Excluding intersegment operating revenue eliminations of $214.0 million in 2001 and $151.7 million in 2000, operating revenue increased $45.4 million, or 13%, primarily due to an increase in premiums resulting from the additional risk assumed as of January 1, 2001, by our TRICARE operations before its sale on May 31, 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, our investment portfolio and retirement benefits, which are discussed below. Our significant accounting policies are also summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. This liability was $1,826.0 million and represented 26% of our total consolidated liabilities at December 31, 2002. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported. Pending claims are those received by us, but not yet processed through our systems. We determine the amount of this liability for each of our business segments by following a detailed process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claims expense. Since the average life of most claims is just a few months, current medical cost trends and utilization patterns are very important in our estimate of claims liabilities. For information regarding our cost trends, refer to the discussion of benefit expenses included within this Management’s Discussion and Analysis.

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

Management constantly reviews its assumptions regarding our claims liabilities, and makes adjustments to claims expense recorded, if necessary, in the period it deems appropriate. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the total expense recorded in that quarter.

Note 8 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals.

In Note 8, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we re-establish the “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required to meet actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy reduce benefit expense. When we recognize a release of the redundancy, we disclose the amount that is other than our normal release being experienced. An example of a redundancy release is discussed in the “Results of Operations—Year Ended December 31, 2002 and 2001” included elsewhere in this Management Discussion and Analysis.

We believe we have consistently applied this methodology in determining our best estimate for unpaid claims liability each year. This is demonstrated by comparing prior year redundancies to total incurred claims recorded in each past year. This metric was 1.3% in 2000, 1.5% in 2001 and 1.9% at the end of 2002. When this metric remains constant or increases, it is an indication of the consistency of our reserving procedures and policies.

Additional review of Note 8 indicates that we are paying claims faster. The percentage of claims paid in the same year as they were incurred increased to 84.3% in 2002 compared with 83.1% in 2001 and 81.3% in 2000. This is primarily attributable to our implementation of new systems and improved electronic connectivity with our networks. As a result of our improved connectivity we are able to adjudicate and pay claims more swiftly.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized.

At each quarterly financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the key elements that follow:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the forecasted future taxable income and therefore likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.

During 2002, based on our quarterly assessments of the valuation allowance it was determined that the only items that require a valuation allowance are those that relate to specific deferred tax temporary differences and not those that relate to the anticipation of future taxable income. This determination was due to the levels of taxable income reported on our 2001 tax return, income generated during 2002 and taxable income expected in future periods. As a result of this determination, during 2002, we reduced our valuation allowance. The net decrease in the valuation allowance for 2002 was $112.4 million. During 2002, $18.0 million of the change in the valuation allowance was recorded as a reduction to goodwill. This postacquisition adjustment resulted from recognition of deferred tax assets previously determined to be unrealizable. Because of uncertainties including industry-wide issues regarding both the timing and the amount of deductions, we recorded a $57.2 million deferred tax liability. We also recorded a reduction to income tax expense of $37.2 million. This reduction contributed to a reduced effective tax rate of 31.6%.

To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate and net income in any given period could be materially impacted. In addition, the Internal Revenue Service continues its examination of two of our five open tax years.

For additional information, see Note 12 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.

Goodwill and Other Intangible Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

On July 31, 2002, we completed our purchase of 100% of the outstanding stock of Trigon. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The allocation resulted in $2,166.6 million of estimated non-tax deductible goodwill and $1,172.7 million of acquired intangible assets. Following this acquisition, our consolidated goodwill at December 31, 2002 was $2,484.9 million and intangible assets were $1,274.6 million. The sum of goodwill and intangible assets represented 31% of our total consolidated assets at December 31, 2002.

Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our transitional impairment test of existing goodwill and other intangible assets (with indefinite lives) during the second quarter of 2002. In addition, we completed our annual impairment test of goodwill and other intangible assets (with indefinite lives) during the fourth quarter of 2002. Based upon these tests we have not incurred any impairment losses related to any intangible assets.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. Because of the amounts of goodwill and other intangible assets included in our consolidated balance sheet, the impairment analysis is significant. If we are unable to support a fair value estimate in future annual impairment tests, we may be required to record impairment losses against future income.

For additional information, see Note 3 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K.

Investments

Total investment securities were $5,948.1 million at December 31, 2002 and represented 48% of our total consolidated assets at December 31, 2002. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when sold.

We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets. Management believes it has adequately reviewed for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other than temporary declines being charged against future income.

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

The unrealized losses of $7.8 million on our fixed maturity securities at December 31, 2002 were substantially related to interest rate changes. We expect the scheduled principal and interest payments will be realized. Our equity securities are comprised of indexed mutual funds and the unrealized losses of $38.6 million at December 31, 2002 were a result of the current market fluctuations and are deemed to be temporary.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, and account for these plans in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we use a calculated value of plan assets (described below). Further, the effects on our computation of pension expense of the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods.

The most important factor in determining our pension expense is the expected return on plan assets. During 2002, we lowered our expected rate of return on plan assets to 8.50% (from 9.00% for 2002 expense recognition). We believe our assumption of future returns of 8.50% is reasonable. This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred over three years. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than 8.50% over the last two years. Should this trend continue, future pension expense would likely increase.

At the end of each year, we determine the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. Our discount rate is developed using a benchmark rate of the Moody’s Aa Corporate Bonds index at our measurement date (September 30, 2002). At our measurement date, we selected a discount rate of 6.75%. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized in accordance with FAS 87.

At December 31, 2002, our consolidated prepaid pension asset was $146.2 million, an increase from $60.5 million at December 31, 2001. The increase was primarily due to our funding of the Anthem Cash Balance Pension Plan in the amount of $136.9 million during the third quarter of 2002. For the year ended December 31, 2002, we recognized consolidated pretax pension expense of $14.3 million, a slight increase from $10.5 million for the year ended December 31, 2001.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

Our discount rate is developed using a benchmark rate of the Moody’s Aa Corporate Bonds index at our measurement date (September 30, 2002). At our measurement date, we selected a discount rate of 6.75%.

The health care cost trend rate used in measuring the other benefit obligations is generally 10% in 2002, decreasing 1% per year to 5% in 2007.

New Accounting Pronouncements

During 2002, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. See “Goodwill and Other Intangible Assets” above and for additional information regarding the pro forma effect of adopting these statements, see Note 3 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8 of this Form 10-K.

There were no other new accounting pronouncements issued during 2002 that had a material impact on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from benefit expenses, administrative expenses, taxes, purchase of investment securities and interest expense. Cash outflows fluctuate with the amount and timing of settlement of these expenses. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are available for sale to meet liquidity and other needs. Excess capital is paid in the form of dividends by subsidiaries to their respective parent companies for general corporate use, annually as permitted by applicable regulations.

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have access to $1.0 billion of revolving credit facilities, which allow us to maintain further operating and financial flexibility.

Liquidity—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

During 2002, net cash flow provided by operating activities was $991.1 million, an increase of $336.5 million, or 51%, over 2001. The increase is a reflection of our improved net income. Higher non-cash expenses such as depreciation and amortization, as well as favorable changes in our operating assets and liabilities complemented this increased net income to generate improved cash flow from operations.

Net cash flow used in investing activities was $1,411.9 million in 2002, compared to $498.1 million in 2001, an increase of $913.8 million. The table below outlines where the changes between the two years occurred:

Increase in purchases of subsidiaries	$(785.5)
Decrease in proceeds from sales of subsidiaries	(44.1)
Increase in net purchases of investments	(40.9)
Increase in net purchases and proceeds from sale of property and equipment	(43.3)

Total increase in cash used in investing activities	$(913.8)

The increase in subsidiary purchases resulted primarily from the Trigon acquisition in 2002, for which we paid $772.4 million in net cash. Cash acquired on Trigon’s balance sheet was $362.2 million, which partially offset $1,134.6 million used for the purchase price and transaction costs. The net decline in cash received from divestitures between the two years reflects proceeds from the sale of TRICARE in 2001, which did not occur in 2002. The purchase of investment securities increased as operating cash was moved into our investment portfolio. The increased property and equipment purchases include $24.6 million of expenditures made by Trigon following the acquisition date. The remainder of the increased property purchases resulted from investments in computer technology and software.

Net cash flow provided by financing activities was $709.3 million in 2002 compared to $46.6 million in 2001. On July 31, 2002, Anthem issued $950.0 million of long-term senior unsecured notes ($150.0 million of 4.875% notes due 2005, and $800.0 million of 6.800% notes due 2012). The net proceeds of $938.5 million from the note offering were used to pay a portion of the approximately $1,134.5 million of cash consideration and expenses associated with Anthem’s acquisition of Trigon. In addition, $30.9 million of proceeds resulted from the issuance of common stock related to the exercise of stock options and through the employee stock purchase program. We used $256.2 million to repurchase our common stock during 2002. The $46.6 million of cash provided by financing activities during 2001 is related to the demutualization and initial public offering, which is described below in “Liquidity—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.”

Liquidity—Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net cash flow provided by operating activities was $654.6 million for the year ended December 31, 2001, and $684.5 million for the year ended December 31, 2000, a decrease of $29.9 million, or 4%. In both 2001 and 2000, net cash flow provided by operating activities was impacted by better balance sheet management resulting from the conversion of certain operating assets, such as receivables and investments in non-strategic assets, to cash. As the continuing focus on balance sheet management began in early 2000, our cash flow provided by operating activities in 2000 was unusually high. During 2001, demutualization expenses of $27.6 million were incurred relating to our conversion to a stockholder owned company. Also during 2001, incentive compensation payments were made which had been accrued over the previous three years. Neither of these items occurred during 2000.

Net cash used in investing activities was $498.1 million for the year ended December 31, 2001, and $761.1 million for the year ended December 31, 2000, a decrease of $263.0 million, or 35%. The table below outlines where the changes between the two years occurred:

Decrease in purchases of subsidiaries	$81.0
Increase in proceeds from sales of subsidiaries	39.6
Decrease in net purchases of investments	146.9
Decrease in net purchases and proceeds from sale of property and equipment	(4.5)

Total decrease in cash used in investing activities	$263.0

The decrease in purchase of subsidiaries reflects the cash used to purchase BCBS-ME in 2000, which did not occur again in 2001. The increase in proceeds from sale of subsidiaries resulted from the sale of our TRICARE operations in 2001. The decreased net purchase of investments was primarily a result of our direction to investment mangers to maintain greater liquidity at December 31, 2001 as compared to December 31, 2000. The slight decline in the purchase of property and equipment reflects the sale of our TRICARE operations, which had minimum property additions in 2001 as compared to the prior year, and higher levels of purchases for furniture and capitalized software in 2000.

Net cash provided by financing activities was $46.6 million for the year ended December 31, 2001, and $75.5 million for the year ended December 31, 2000, a decrease of $28.9 million, or 38%.

The $46.6 million of cash provided by financing activities in 2001 included net proceeds received from our initial public offering, after making payments to eligible statutory members.

On November 2, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) converted from a mutual insurance company to a stock insurance company in a process known as a demutualization. Effective with the demutualization, Anthem, Inc. (“Anthem”) completed an initial public offering of 55.2 million shares of common stock at an initial public offering price of $36.00 per share. The shares issued in the initial public offering are in addition to 48.1 million shares of common stock (which will ultimately vary slightly as all distribution issues are finalized) distributed to eligible statutory members in the demutualization. Concurrent with our initial public offering of common stock, we issued 4.6 million 6.00% Equity Security Units at $50.00 per unit.

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

Our 2000 financing activities of $75.5 million consisted of $295.9 million net proceeds received from the issuance of $300.0 million of surplus notes on a discounted basis, less $220.4 million repayment of bank debt.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash and investments of $6.6 billion at December 31, 2002. Total cash and investments increased by $2.2 billion since December 31, 2001, primarily resulting from our acquisition of Trigon and strong cash flows from operations, partially offset by cash used for stock repurchases.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. During 2002, Anthem received $702.0 million of dividends from its subsidiaries. At December 31, 2002, Anthem held approximately $200.0 million of our $6.6 billion of cash and investments. This is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 24.7% as of December 31, 2002 and 28.4% as of December 31, 2001. We expect to maintain our debt-to-total-capital ratio at 25% or less. At these levels, we believe our cost of capital and return on shareholders’ equity is optimized, while maintaining a sufficient level of leverage and liquidity.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. Consistent with our intention of maintaining our senior debt investment grade ratings, we intend to maintain our debt-to-total-capital ratio at 25% or less. A significant downgrade in our debt could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On July 2, 2002, Anthem Insurance amended and restated its revolving lines of credit with its lender group to make Anthem the borrower and to increase the available borrowings to $1.0 billion. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of December 31, 2002.

Anthem Insurance’s two previous revolving credit facilities totaling $800.0 million were terminated on July 2, 2002, as well as the two credit agreements entered into in February 2002, allowing for $135.0 million of additional borrowings. In addition to the revolving credit facilities, at December 31, 2001, Anthem Insurance had a commercial paper program which was discontinued as of July 2, 2002. No amounts were outstanding under the current or prior facilities as of December 31, 2002 or 2001.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, investments in our subsidiaries or the financing of possible acquisitions or business expansion.

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem.

As discussed above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are expecting approximately $425.0 million of dividends to be paid to Anthem during 2003.

In 2002, our board of directors authorized, a $400.0 million stock repurchase program, which ended February 2003. Repurchases could be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2002, we repurchased 4.1 million shares at an aggregate cost of approximately $256.2 million. In 2003, the board of directors authorized us to repurchase up to $500.0 million of stock under a new program that will expire in February 2005. Under the new program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Anthem Southeast has started a four-year, estimated $84.0 million building construction project to expand its regional offices in Richmond, Virginia. The expansion plan includes construction of a four-story, 308,000-square-foot building to house the operations center and major renovation to Trigon’s existing headquarter building. Construction for the new building began in 2001, with completion scheduled for mid-2003. Renovations of the current facility will begin once the new building is completed with a scheduled completion date in 2005. The project will be funded using internal cash and investments. There are currently no other commitments for major capital expenditures to support existing business. Through December 31, 2002, we have capitalized $36.1 million related to the ongoing construction. In addition, we have recorded capitalized interest of $0.8 million, bringing the total amount included in work-in-progress as of December 31, 2002 to $36.9 million.

We currently have an acquisition pending with BCBS-KS for a purchase price of $190.0 million. See the “Significant Transactions” section of this discussion for additional details.

For additional information on our future debt maturities and lease commitments, see Notes 5 and 14 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in Part II, Item 8, of this Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2002, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements of a licensee of the Blue Cross Blue Shield Association.

This management’s discussion and analysis contains certain forward-looking information. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in healthcare costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; an increased level of debt; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies from the Trigon acquisition and to successfully integrate our operations; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on Anthem’s financial positions as of  December 31, 2002. Actual results could vary from these estimates. Our primary objective is preserving the asset base, maximizing investment income, and achieving an appropriate return commensurate with an acceptable level of risk.

Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk, and market valuation risk for equity holdings.

The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. Since we are advised of circumstances surrounding credit rating downgrades, we are able to promptly avoid or minimize exposure to losses by selling the subject security. The result is a well-diversified portfolio of fixed income securities, with an average credit rating of approximately AA. Interest rate risk is defined as the potential for economic losses on fixed rate securities, due to a change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholders’ equity. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. Our investment policy prohibits use of derivatives to manage interest rate risk.

Our portfolio consists of corporate securities (approximately 40% of the total fixed income portfolio at December 31, 2002) which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed income portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed income portfolio of approximately AA.

Our equity portfolio is exposed to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systematic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices, resulting in a diversified equity portfolio.

All of our current investments are classified as available-for-sale. As of December 31, 2002, approximately 97% of these were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed income portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $178.6 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $214.2 million increase in fair value. As of December 31, 2002, no portion of our fixed income portfolio was invested in non-US dollar denominated investments.

We also maintain a diverse portfolio of large capitalization equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $15.1 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $15.1 million. No portion of our equity portfolio was invested in non-US dollar denominated investments as of December 31, 2002. As of December 31, 2002, we held no derivative financial or commodity-based instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Anthem, Inc.

We have audited the accompanying consolidated balance sheets of Anthem, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthem, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/S/    ERNST & YOUNG LLP

Indianapolis, Indiana

January 27, 2003

ANTHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)	December 31
	2002	2001
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$5,797.4	$3,882.7
Equity securities	150.7	189.1

	5,948.1	4,071.8
Cash and cash equivalents	694.9	406.4
Premium and self-funded receivables	892.7	544.7
Reinsurance receivables	76.5	76.7
Other receivables	192.3	169.1
Income tax receivables	11.7	0.4
Other current assets	60.3	30.8

Total current assets	7,876.5	5,299.9
Restricted cash and investments	49.1	39.6
Property and equipment	537.4	402.3
Goodwill	2,484.9	338.1
Other intangible assets	1,274.6	129.3
Other noncurrent assets	70.6	67.4

Total assets	$12,293.1	$6,276.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,826.0	$1,360.3
Future policy benefits	344.7	247.9
Other policyholder liabilities	497.3	243.7

Total policy liabilities	2,668.0	1,851.9
Unearned income	326.6	199.2
Accounts payable and accrued expenses	471.8	331.0
Bank overdrafts	357.9	310.7
Income taxes payable	109.8	52.4
Other current liabilities	514.8	231.4

Total current liabilities	4,448.9	2,976.6
Long term debt, less current portion	1,659.4	818.0
Retirement benefits	50.6	96.1
Deferred income taxes	389.9	55.2
Other noncurrent liabilities	382.0	270.7

Total liabilities	6,930.8	4,216.6
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2002, 139,332,132; 2001, 103,295,675	1.4	1.1
Additional paid in capital	4,762.2	1,960.8
Retained earnings	481.3	55.7
Unearned restricted stock compensation	(5.3)	—
Accumulated other comprehensive income	122.7	42.4

Total shareholders’ equity	5,362.3	2,060.0

Total liabilities and shareholders’ equity	$12,293.1	$6,276.6

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)	Year ended December 31
	2002	2001	2000
Revenues
Premiums	$11,941.0	$9,244.8	$7,737.3
Administrative fees	962.2	817.3	755.6
Other revenue	87.3	58.2	50.6

Total operating revenue	12,990.5	10,120.3	8,543.5
Net investment income	260.7	238.6	201.6
Net realized gains on investments	30.4	60.8	25.9
Gain on sale of subsidiary operations	0.7	25.0	—

	13,282.3	10,444.7	8,771.0

Expenses
Benefit expense	9,839.4	7,814.7	6,551.0
Administrative expense	2,506.6	1,986.1	1,808.4
Interest expense	98.5	60.2	54.7
Amortization of goodwill and other intangible assets	30.2	31.5	27.1
Demutualization expenses	—	27.6	—

	12,474.7	9,920.1	8,441.2

Income before income taxes and minority interest	807.6	524.6	329.8
Income taxes	255.2	183.4	102.2
Minority interest (credit)	3.3	(1.0)	1.6

Net income	$549.1	$342.2	$226.0

Earnings per share (1)
Basic net income	$4.61	$3.31	$2.19

Diluted net income	$4.51	$3.30	$2.18

Net income for the period from November 2, 2001 (date of demutualization and initial public offering) to December 31, 2001	—	$55.7	—

Basic and diluted net income per share for the period from
November 2, 2001 (date of demutualization and initial public offering) to
December 31, 2001	—	$0.54	—

(1)	Prior year amounts represent pro forma earnings per share prior to the initial public offering.

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Share Data)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (1)
	Number of Shares	Par Value
Balance at December 31, 1999	—	$—	$—	$1,622.6	$—	$38.3	$1,660.9
Net income	—	—	—	226.0	—	—	226.0
Change in net unrealized gains on investments	—	—	—	—	—	36.8	36.8
Change in additional minimum pension liability	—	—	—	—	—	(3.9)	(3.9)

Comprehensive income							258.9

Balance at December 31, 2000	—	—	—	1,848.6	—	71.2	1,919.8

Net income before the date of demutualization and initial public offering	—	—	—	286.5	—	—	286.5
Net income after the date of demutualization and initial public offering	—	—	—	55.7	—	—	55.7
Change in net unrealized losses on investments	—	—	—	—	—	(29.3)	(29.3)
Change in additional minimum pension liability	—	—	—	—	—	0.5	0.5

Comprehensive income							313.4

Initial public offering of common stock	55,200,000	0.6	1,889.8	—	—	—	1,890.4
Common stock issued in the demutualization	48,095,675	0.5	71.0	(71.5)	—	—	—
Cash payments to eligible statutory members in lieu of stock	—	—	—	(2,063.6)	—	—	(2,063.6)

Balance at December 31, 2001	103,295,675	1.1	1,960.8	55.7	—	42.4	2,060.0

Net income	—	—	—	549.1	—	—	549.1
Change in net unrealized gains on investments	—	—	—	—	—	87.9	87.9
Change in additional minimum pension liability	—	—	—	—	—	(7.6)	(7.6)

Comprehensive income							629.4

Acquisition of Trigon Healthcare Inc., net of issue costs	38,971,908	0.4	2,899.1	—	—	—	2,899.5
Repurchase and retirement of common stock	(4,121,392)	(0.1)	(132.6)	(123.5)	—	—	(256.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,109,893	—	34.7	—	(5.3)	—	29.4
Adjustments related to the demutualization	76,048	—	0.2	—	—	—	0.2

Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3

(1)—Amounts prior to the demutualization on November 2, 2001 represent “Policyholders’ surplus”.

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In Millions)	2002	2001	2000
Operating activities
Net income	$549.1	$342.2	$226.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(30.4)	(60.8)	(25.9)
Gain on sale of subsidiary operations	(0.7)	(25.0)	—
Depreciation, amortization and accretion	157.0	120.5	102.1
Deferred income taxes	63.3	71.4	36.6
Loss on sale of assets	2.2	3.1	0.5
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	4.7	8.1	10.0
Receivables	(107.3)	(28.0)	(70.7)
Other assets	(5.5)	(16.7)	25.3
Policy liabilities	228.5	192.7	158.4
Unearned income	47.7	29.7	(12.0)
Accounts payable and accrued expenses	37.0	27.8	69.9
Other liabilities	20.2	(48.8)	116.8
Income taxes	25.3	38.4	47.5

Cash provided by operating activities	991.1	654.6	684.5

Investing activities
Purchases of investments	(5,059.8)	(3,957.3)	(3,544.8)
Sales or maturities of investments	4,546.2	3,484.6	2,925.2
Purchases of subsidiaries, net of cash acquired	(789.6)	(4.1)	(85.1)
Sales of subsidiaries, net of cash sold	0.9	45.0	5.4
Proceeds from sale of property and equipment	13.7	4.1	11.5
Purchases of property and equipment	(123.3)	(70.4)	(73.3)

Cash used in investing activities	(1,411.9)	(498.1)	(761.1)

Financing activities
Proceeds from long term borrowings	938.5	—	295.9
Payments on long term borrowings	—	—	(220.4)
Repurchase and retirement of common stock	(256.2)	—	—
Proceeds from employee stock purchase plan and exercise of stock options	30.9	—	—
Costs related to the issuance of shares for the Trigon acquisition	(4.1)	—	—
Net proceeds from common stock issued in the initial public offering	—	1,890.4	—
Net proceeds from issuance of Equity Security Units	—	219.8	—
Payments and adjustments to payments to eligible statutory members in the demutualization	0.2	(2,063.6)	—

Cash provided by financing activities	709.3	46.6	75.5

Change in cash and cash equivalents	288.5	203.1	(1.1)

Cash and cash equivalents at beginning of year	406.4	203.3	204.4

Cash and cash equivalents at end of year	$694.9	$406.4	$203.3

See accompanying notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Dollars in Millions, Except Share Data)

1.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation:    On November 2, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) converted from a mutual insurance company to a stock insurance company in a process known as a demutualization. Concurrent with the demutualization, Anthem Insurance became a wholly owned subsidiary of Anthem, Inc. (“Anthem”), and Anthem completed an initial public offering of common stock. The demutualization was accounted for as a reorganization using the historical carrying values of the assets and liabilities of Anthem Insurance. Accordingly, immediately following the demutualization and the initial public offering, Anthem Insurance’s policyholders’ surplus was reclassified to par value of common stock and additional paid in capital.

The accompanying consolidated financial statements of Anthem and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is licensed in all 50 states and is the Blue Cross Blue Shield Association licensee in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada, and Virginia (excluding the Northern Virginia suburbs of Washington, D.C.). Products include health and group life insurance, managed health care, pharmacy benefit management and government health program administration.

Minority interest represents other shareholders’ interests in subsidiaries which are majority-owned by the Company.

Use of Estimates:    Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments:    All fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. The Company has determined that all investments in its portfolio are available to support current operations and, accordingly, has classified such investment securities as current assets. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity unless the decline in value is deemed to be other than temporary, in which case the loss is charged to income.

Realized gains or losses, determined by specific identification of investments sold, are included in income.

Cash Equivalents:    All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

Premium and Self-Funded Receivables:    Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, less an allowance for doubtful accounts of $29.5 and $32.6 at December 31, 2002 and 2001, respectively.

Reinsurance Receivables:    Reinsurance receivables represent amounts recoverable on claims paid or incurred and are estimated in a manner consistent with the liabilities associated with the reinsured policies. There was no allowance for uncollectible reinsurance receivables at December 31, 2002 and 2001.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation and Significant Accounting Policies (continued)

Other Receivables:    Other receivables include amounts for interest earned on investments, proceeds due from brokers on investment trades, government programs, pharmacy sales, claim recoveries and other miscellaneous amounts due to the Company. These receivables have been reduced by an allowance for uncollectible amounts of $20.4 and $23.2 at December 31, 2002 and 2001, respectively.

Restricted Cash and Investments:    Restricted cash and investments represent fiduciary amounts held under trust arrangements used for future obligations under certain unfunded benefit plans and are reported at fair value.

Property and Equipment:    Property and equipment is recorded at cost. Certain costs related to the development or purchase of internal-use software are capitalized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings, three to seven years for furniture and equipment, and three to ten years for computer software. Leasehold improvements are depreciated over the term of the related lease.

Goodwill and Other Intangible Assets:    On January 1, 2002, the Company adopted FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield trademarks, licenses, non-compete and other agreements.

Policy Liabilities:    Liabilities for unpaid claims include estimated provisions for both reported and unreported claims incurred on an undiscounted basis, as well as estimated provisions for expenses related to the processing of claims. The liabilities are adjusted regularly based on historical experience and include estimates of trends in claim severity and frequency and other factors, which could vary as the claims are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes these liabilities are adequate.

Future policy benefits include liabilities for life insurance future policy benefits of $175.3 and $176.4 at December 31, 2002 and 2001, respectively, and represent primarily group term benefits determined using standard industry mortality tables with interest rates ranging from 2.5% to 6.5%.

Other policyholder liabilities include certain case-specific reserves as well as rate stabilization reserves associated with retrospective rated insurance contracts. Rate stabilization reserves represent accumulated premiums that exceed what customers owe based on actual claim experience and are paid based on contractual requirements.

Premium deficiency losses are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiency losses, contracts are deemed to be either short or long duration and are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiency losses are amortized over the remaining life of the contract.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation and Significant Accounting Policies (continued)

Retirement Benefits:    Retirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits and any unfunded liabilities related to defined benefit pension plans. Unfunded liabilities for pension benefits are accrued in accordance with FAS 87, Employers’ Accounting for Pensions. Benefits for retiree medical, life, vision and dental benefits are accrued in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Comprehensive Income:    Comprehensive income includes net income, the change in unrealized gains (losses) on investments and the change in the additional minimum pension liability.

Revenue Recognition:    Gross premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided. Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospective rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospective rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.

Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. The Company charges these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees include amounts received for the administration of Medicare or certain other government programs. Such fees are based on a percentage of the claim amounts processed or a combination of a fixed fee per claim plus a percentage of the claim amounts processed. Under the Company’s self-funded arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.

Other revenue principally includes amounts from mail-order prescription drug sales, which are recognized as revenue when the Company ships prescription drug orders.

Federal Income Taxes:    Anthem and the majority of its subsidiaries file a consolidated income tax return. Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year. The current income tax expense represents the tax consequences of revenues and expense currently taxable or deductible on various income tax returns for the year reported.

Stock-Based Compensation:    The Company has a plan that provides for stock-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of FAS 123, as amended, Accounting for Stock-Based Compensation.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation and Significant Accounting Policies (continued)

Earnings Per Share:    Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period after the date of the demutualization and initial public offering.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of all stock options, restricted stock and purchase contracts included in Equity Security Units, using the treasury stock method. Under the treasury stock method, exercise of stock options, restricted stock and purchase contracts is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Acquisitions and Divestitures

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”), in accordance with an agreement and plan of merger announced April 29, 2002. Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the Northern Virginia suburbs of Washington, D.C. The merger provides the Company with a new segment (Southeast) with approximately 2.5 million members and a nearly forty percent share of the Virginia market.

Trigon’s shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4,038.1 and included cash of $1,104.3, the issuance of 38,971,908 shares of Anthem common stock, valued at $2,708.1, Trigon stock options converted into Anthem stock options for 3,866,770 shares, valued at $195.5 and approximately $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long term senior unsecured notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

In accordance with FAS 141, Business Combinations, Anthem allocated the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $2,166.6 of estimated non-tax deductible goodwill. Additional refinement to the allocation of the purchase price may occur, however, any adjustments are not expected to be material to the consolidated financial statements.

The estimated fair values of Trigon assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

Current assets	$1,953.5
Goodwill	2,166.6
Other intangible assets	1,172.7
Other noncurrent assets	206.4

Total assets acquired	5,499.2
Current liabilities	932.4
Noncurrent liabilities	528.7

Total liabilities assumed	1,461.1

Net assets acquired	$4,038.1

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions and Divestitures (continued)

Of the $1,172.7 of acquired intangible assets, $706.4 was assigned to Blue Cross and Blue Shield trademarks, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $453.7 of subscriber base with a weighted-average life of 23 years, $8.4 of provider and hospital networks with a 20 year life, and $4.2 of non-compete agreements with a 26 month life.

The results of operations for Trigon are included in Anthem’s consolidated income statement after the completion of the acquisition. The following unaudited pro forma summary presents revenues, net income and per share data of Anthem as if the Trigon acquisition had occurred on January 1, 2001. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Trigon been owned by Anthem for the full years ended December 31, 2002 and 2001, nor is it necessarily indicative of future results of operations. The pro forma information includes the results of operations for Trigon for the periods prior to the acquisition, adjusted for interest expense on long term debt and reduced investment income related to the cash and investment securities used to fund the acquisition, additional amortization and depreciation associated with the purchase and the related income tax effects.

	Year Ended December 31
	2002	2001
Revenues	$15,254.5	$13,446.2
Net income	592.0	377.7
Pro forma earnings per share:
Basic	$4.18	$2.65
Diluted	4.07	N/A
Pro forma shares outstanding:
Basic	141,517,000	142,267,000
Diluted	145,392,000	N/A

The diluted pro forma earnings per share for the year ended December 31, 2001 were not calculated as such amounts would not be meaningful as no stock or dilutive securities existed prior to November 2, 2001, the effective date of the demutualization. The pro forma basic earnings per share for the year ended December 31, 2001 were calculated using the weighted-average shares outstanding for the period from November 2, 2001 to December 31, 2001.

Other Acquisitions

2002

During 2002, the Company completed two other acquisitions plus made an additional contingent purchase price payment on a 1999 acquisition, for an aggregate purchase price of $22.1 as follows:

•	PRO Behavioral Health, a Denver, Colorado-based behavioral health care company;

•	Remaining 50% ownership interest in Maine Partners Health Plan, Inc.; and

•	Matthew Thornton Health Plan, Inc. contingent purchase price payment.

Goodwill recognized in these transactions amounted to $14.1 of which $9.4 is expected to be deductible for tax purposes. Goodwill was assigned to the East and Specialty segments in the amounts of $10.7 and $3.4, respectively. The pro forma effects of the acquisitions on results for periods prior to the purchase dates are not material to the Company’s consolidated financial statements.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions and Divestitures (continued)

2000

On June 5, 2000, the Company completed its purchase of substantially all of the assets and liabilities of Associated Hospital Service of Maine, formerly d/b/a Blue Cross and Blue Shield of Maine (“BCBS-ME”), in accordance with the Asset Purchase Agreement dated July 13, 1999. The purchase price was $95.4 (including direct costs of acquisition) and resulted in $90.5 of goodwill and other intangible assets. Intangible assets with finite lives are being amortized over ten years. In 2001, goodwill was reduced by $2.1 for purchase price allocation adjustments based on final valuation studies. This acquisition was accounted for as a purchase and the net assets and results of operations have been included in the Company’s consolidated financial statements from the purchase date. The pro forma effects of the BCBS-ME acquisition were not material to the Company’s consolidated results of operations for periods preceding the purchase date.

Pending Acquisition

On May 31, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the Board of Directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal. The Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. The Kansas Supreme Court will begin to hear oral arguments of the parties to this case on March 5, 2003.

Divestitures

2002

During 2002, the Company divested of several small business operations, which were no longer deemed to be strategically aligned with objectives of the Company’s Specialty business segment. The Company recognized an aggregate pretax gain of $0.7 on these dispositions. The pro forma effects of these divestitures are insignificant to the consolidated results of operations.

2001

On May 31, 2001, Anthem Insurance and its subsidiary Anthem Alliance Health Insurance Company (“Alliance”), sold the TRICARE operations of Alliance to a subsidiary of Humana, Inc. for $45.0. The transaction, which closed on May 31, 2001, resulted in a pretax gain on sale of subsidiary operations of $25.0, net of selling expenses.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment for 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Total
Balance as of January 1, 2002	$133.6	$121.5	$74.9	$—	$8.1	$338.1
Goodwill acquired	—	10.7	—	2,166.6	3.4	2,180.7
Adjustments	—	(7.0)	(13.8)	(11.2)	(0.8)	(32.8)
Goodwill related to divestitures	—	—	—	—	(1.1)	(1.1)

Balance as of December 31, 2002	$133.6	$125.2	$61.1	$2,155.4	$9.6	$2,484.9

Goodwill relating to previous acquisitions was reduced $18.0 for the postacquisition adjustment of deferred tax assets (see Note 12) and $3.6 for the postacquisition adjustment of other liabilities established in purchase accounting. Further, goodwill was adjusted by $11.2 for the tax benefit that resulted from the exercise of stock options issued as part of the Trigon acquisition.

The components of other intangible assets as of December 31, 2002 and 2001 are as follows:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$519.8	$(55.2)	$464.6	$64.7	$(29.7)	$35.0
Provider and hospital networks	33.9	(7.6)	26.3	24.2	(5.0)	19.2
Other	15.1	(5.3)	9.8	10.8	(3.2)	7.6

	568.8	(68.1)	500.7	99.7	(37.9)	61.8
Intangible asset with indefinite life:
Blue Cross and Blue Shield trademarks	773.9	—	773.9	67.5	—	67.5

	$1,342.7	$(68.1)	$1,274.6	$167.2	$(37.9)	$129.3

As required by FAS 142, the Company completed its transitional impairment test of existing goodwill and other intangible assets with indefinite lives during the second quarter of 2002. This test involved the use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives is allocated. There were no impairment losses as a result of this test. In addition, the Company completed its annual impairment test of goodwill and other intangible assets with indefinite lives during the fourth quarter of 2002. There were no impairment losses as a result of this test.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Other Intangible Assets (continued)

With the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill. The intangible asset established for Blue Cross and Blue Shield trademarks is deemed to have an indefinite life and beginning January 1, 2002 is no longer amortized. Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2000 are as follows:

	Year ended December 31
	2002	2001	2000
Reported net income	$549.1	$342.2	$226.0
Amortization of goodwill (net of tax)	—	13.1	11.2
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	2.0	1.3

Net income adjusted for FAS 142	$549.1	$357.3	$238.5

Basic earnings per share:
As reported and pro forma	$4.61	$3.31	$2.19
Amortization of goodwill (net of tax)	—	.12	.11
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	.03	.02

Basic earnings per share adjusted for FAS 142	$4.61	$3.46	$2.32

Diluted earnings per share:
As reported and pro forma	$4.51	$3.30	2.18
Amortization of goodwill (net of tax)	—	.12	.11
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	.02	.02

Diluted earnings per share adjusted for FAS 142	$4.51	$3.44	$2.31

Aggregate amortization expense for 2002, 2001 and 2000 was $30.2, $31.5 and $27.1, respectively. As of December 31, 2002, estimated amortization expense for each of the five calendar years ending December 31, is as follows: 2003, $47.4; 2004, $44.4; 2005, $39.5; 2006, $37.0; and 2007, $34.8.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments

A summary of available-for-sale investments is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2002
Fixed maturity securities:
United States Government securities	$991.1	$48.8	$—	$1,039.9
Obligations of states and political subdivisions	2.2	0.4	(0.1)	2.5
Corporate securities	2,183.2	120.5	(7.6)	2,296.1
Mortgage-backed securities	2,375.0	84.0	(0.1)	2,458.9

Total fixed maturity securities	5,551.5	253.7	(7.8)	5,797.4
Equity securities—indexed mutual funds	189.3	—	(38.6)	150.7

	$5,740.8	$253.7	$(46.4)	$5,948.1

December 31, 2001
Fixed maturity securities:
United States Government securities	$684.7	$18.2	$(4.7)	$698.2
Obligations of states and political subdivisions	3.7	0.1	—	3.8
Corporate securities	1,381.4	35.2	(10.3)	1,406.3
Mortgage-backed securities	1,744.3	33.5	(3.4)	1,774.4

Total fixed maturity securities	3,814.1	87.0	(18.4)	3,882.7
Equity securities—indexed mutual funds	185.7	3.4	—	189.1

	$3,999.8	$90.4	$(18.4)	$4,071.8

The amortized cost and fair value of fixed maturity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$128.0	$129.2
Due after one year through five years	1,168.3	1,209.9
Due after five years through ten years	1,249.5	1,321.7
Due after ten years	630.7	677.7

	3,176.5	3,338.5
Mortgage-backed securities	2,375.0	2,458.9

	$5,551.5	$5,797.4

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments (continued)

The major categories of net investment income are as follows:

	2002	2001	2000
Fixed maturity securities	$255.2	$220.5	$178.8
Equity securities	3.6	6.4	6.1
Cash, cash equivalents and other	7.0	15.7	21.5

Investment revenue	265.8	242.6	206.4
Investment expense	(5.1)	(4.0)	(4.8)

Net investment income	$260.7	$238.6	$201.6

Proceeds from sales of fixed maturity and equity securities during 2002, 2001 and 2000 were $4,535.9, $3,488.8 and $2,911.8, respectively. Gross gains of $72.7, $164.3 and $71.3 and gross losses of $42.3, $103.5 and $45.4 were realized in 2002, 2001 and 2000, respectively, on those sales.

5.    Long Term Debt and Commitments

At December 31 debt consists of the following:

	2002	2001
Surplus notes at 9.125% due 2010	$296.3	$295.9
Surplus notes at 9.000% due 2027	197.3	197.3
Senior guaranteed notes at 6.750% due 2003	99.9	99.7
Debentures included in Equity Security Units at 5.950% due 2006	222.2	220.2
Senior unsecured notes at 6.800% due 2012	789.8	—
Senior unsecured notes at 4.875% due 2005	149.1	—
Other	5.0	5.2

Long term debt	1,759.6	818.3
Current portion of long term debt	(100.2)	(0.3)

Long term debt, less current portion	$1,659.4	$818.0

Surplus notes are unsecured obligations of Anthem Insurance and are subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance (“DOI”), and only out of capital and surplus funds of Anthem Insurance that the DOI determines to be available for the payment under Indiana insurance laws.

Senior guaranteed notes are unsecured and unsubordinated obligations of Anthem Insurance and will rank equally in right of payment with all other existing and future senior indebtedness of Anthem Insurance. Senior guaranteed notes of $99.9, which mature in July 2003, are reported with other current liabilities as of December 31, 2002.

Debentures included in Equity Security Units are obligations of Anthem and are unsecured and subordinated in right of payment to all of Anthem’s existing and future senior indebtedness. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004, and a 5.95% subordinated debenture. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of fifty dollars per purchase contract, subject to Anthem’s rights to defer these payments.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long Term Debt and Commitments (continued)

On July 31, 2002, Anthem issued $950.0 of long-term senior unsecured notes ($150.0 of 4.875% notes due 2005, and $800.0 of 6.800% notes due 2012). The net proceeds of $938.5 from the note offerings were used to pay a portion of the $1,134.5 of cash consideration and expenses associated with Anthem’s acquisition of Trigon.

On July 2, 2002, Anthem amended and restated its revolving lines of credit with its lender group to make Anthem the borrower and to increase the available borrowings to $1,000.0. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. The Company can select from three options for borrowing under both credit facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem’s senior, unsecured debt. The third option, is a competitive bid process, under which borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. Anthem Insurance’s two previous revolving credit facilities totaling $800.0 were terminated on July 2, 2002, as well as the two credit agreements entered into in February 2002, allowing for $135.0 of additional borrowings. No amounts were outstanding under the current or prior facilities as of December 31, 2002 or 2001. In addition to the revolving credit facilities, at December 31, 2001, Anthem Insurance had a $300.0 commercial paper program, which was discontinued as of July 2, 2002.

On December 18, 2002, Anthem filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1,000.0. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, investments in or extensions of credit to Anthem’s subsidiaries or the financing of possible acquisitions or business expansion.

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company.

Interest paid during 2002, 2001 and 2000 was $70.5, $57.4 and $49.9, respectively.

Future maturities of debt are as follows: 2003, $100.2; 2004, $1.4; 2005, $149.6; 2006, $222.8; 2007, $0.7 and thereafter $1,284.9.

6.    Fair Value of Financial Instruments

Considerable judgment is required to develop estimates of fair value for financial instruments. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one time, current market exchange of all of the financial instruments.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Fair Value of Financial Instruments (continued)

The carrying values and estimated fair values of certain financial instruments at December 31 are as follows:

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturity securities	$5,797.4	$5,797.4	$3,882.7	$3,882.7
Equity securities	150.7	150.7	189.1	189.1
Restricted investments	48.4	48.4	38.7	38.7
Debt:
Equity Security Units	222.2	357.3	220.2	294.4
Other	1,537.4	1,727.3	598.1	681.9

The carrying value of all other financial instruments approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization. Fair values for securities, restricted investments and Equity Security Units are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair value of other debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

7.    Property and Equipment

Property and equipment at December 31 is as follows:

	2002	2001
Land and improvements	$34.4	$21.8
Building and components	347.2	251.2
Data processing equipment, furniture and other equipment	378.8	243.3
Computer software	262.2	189.4
Leasehold improvements	46.6	36.4

	1,069.2	742.1
Less accumulated depreciation and amortization	531.8	339.8

	$537.4	$402.3

Property and equipment includes noncancelable capital leases of $7.4 and $7.3 at December 31, 2002 and 2001, respectively. Total accumulated amortization on these leases at December 31, 2002 and 2001 was $4.3 and $3.9, respectively. The related lease amortization expense is included in depreciation and amortization expense. Depreciation and leasehold improvement amortization expense for 2002, 2001 and 2000 was $108.1, $89.6 and $75.3, respectively. Costs related to the development or purchase of internal-use software of $116.4 and $91.4 at December 31, 2002 and 2001, respectively, are reported with computer software.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Unpaid Life, Accident and Health Claims

A reconciliation of the beginning and ending balances for unpaid life, accident and health claims is as follows:

	2002	2001	2000
Balances at January 1, net of reinsurance	$1,352.7	$1,382.1	$1,052.6
Business purchases (divestitures)	379.4	(139.1)	113.9
Incurred related to:
Current year	9,965.1	7,843.1	6,593.6
Prior years	(150.7)	(96.4)	(60.1)

Total incurred	9,814.4	7,746.7	6,533.5

Paid related to:
Current year	8,396.4	6,521.5	5,361.9
Prior years	1,328.9	1,115.5	956.0

Total paid	9,725.3	7,637.0	6,317.9

Balances at December 31, net of reinsurance	1,821.2	1,352.7	1,382.1
Reinsurance recoverables at December 31	4.8	7.6	29.0

Reserve gross of reinsurance recoverables on unpaid claims at December 31	$1,826.0	$1,360.3	$1,411.1

The amounts incurred related to prior years reflects that the unpaid liability at the beginning of each of the years for 2002, 2001 and 2000 was greater than the actual subsequent development. This experience is primarily attributable to actual medical cost experience more favorable than that assumed at the time the liability was established as well as increased claims processing efficiencies due to system migrations and other technological advances.

9.    Reinsurance

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Reinsurance (continued)

The details of net premiums written and earned for the years ended December 31 are as follows:

	2002		2001		2000
	Written	Earned	Written	Earned	Written	Earned
Consolidated:
Direct	$12,005.9	$11,959.6	$9,325.7	$9,285.9	$7,993.0	$7,961.5
Assumed	1.1	1.1	1.6	1.7	0.7	1.9
Ceded	(18.3)	(19.7)	(42.5)	(42.8)	(229.2)	(226.1)

Net premiums	$11,988.7	$11,941.0	$9,284.8	$9,244.8	$7,764.5	$7,737.3

Reportable segments:
Midwest	$5,756.4	$5,707.8	$4,814.2	$4,774.2	$4,240.4	$4,203.1
East	3,933.8	3,927.2	3,462.5	3,462.5	2,753.0	2,768.9
West	853.8	853.0	716.1	716.1	571.1	569.6
Southeast	1,341.3	1,349.6	—	—	—	—
Specialty	103.2	103.2	94.9	94.9	123.7	123.7
Other	0.2	0.2	197.1	197.1	76.3	72.0

Net premiums	$11,988.7	$11,941.0	$9,284.8	$9,244.8	$7,764.5	$7,737.3

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2002	2001	2000
Assumed—increase in benefit expense	$6.7	$6.2	$8.6
Ceded—decrease in benefit expense	27.4	38.0	233.0

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2002	2001
Policy liabilities assumed	$37.5	$38.5
Unearned premiums assumed	0.8	0.7
Premiums payable ceded	6.4	7.8
Premiums receivable assumed	0.3	0.3

10.    Capital Stock

Shares Issued for the Trigon Acquisition

Effective July 31, 2002, as partial consideration for the purchase of Trigon, the Company issued 1.062 shares of Anthem common stock for each Trigon share outstanding, resulting in additional outstanding shares of 38,971,908. The $2,708.1 fair value of the common shares issued was determined based on the average market price of Anthem’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. Offering costs of $4.1 reduced the aggregate fair value and $2,704.0 was recorded as par value of common stock and additional paid in capital.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

Stock Repurchase Program

Anthem’s Board of Directors approved a common stock repurchase program under which the Company may purchase up to $400.0 of shares from time to time, subject to business and market conditions. Subject to applicable law, shares may be repurchased in the open market and in negotiated transactions for a period of twelve months beginning February 6, 2002. Under this completed program, the Company repurchased and retired 4,121,392 shares at a cost of $256.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a new program that will expire in February 2005. Under the new program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

Stock Incentive Plans

The Company’s 2001 Stock Incentive Plan (“Stock Plan”) provides for the granting of stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights to eligible employees and non-employee directors. The Company has registered 7,000,000 shares of its common stock for issuance under the Stock Plan, including 2,000,000 shares solely for issuance under grants of stock options to substantially all employees and for issuance under similar grants to new employees. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms as set by the Committee at the time of grant.

In accordance with the Plan, options to purchase shares of common stock at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees and non-employee directors during 2002 and 2001. These options generally vest at the end of two or three years and expire 10 years from the grant date.

In connection with the acquisition of Trigon, Anthem assumed the Trigon 1997 Stock Incentive Plan and the Trigon 1997 Non-Employee Directors Stock Incentive Plan, which collectively provided for the granting of stock options to employees and non-employee directors. Trigon stock options were converted to Anthem stock options and 3,877,606 shares of Anthem common stock were registered on July 31, 2002. Pursuant to this registration, no additional options may be granted under the converted Trigon plans. The converted stock options were recorded at the acquisition date as additional paid in capital and valued at $195.5 using a Black-Scholes option-pricing model with weighted-average assumptions as follows:

Risk-free interest rate	4.96%
Volatility factor	42.00%
Dividend yield	—
Weighted-average expected life	7 years

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

A summary of the stock option activity for the years ended December 31 is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2001	—	$—
Granted	1,479,000	36.00
Forfeited	(20,368)	36.00

Balance at December 31, 2001	1,458,632	36.00
Granted	1,579,970	71.80
Conversion of Trigon options	3,866,770	30.86
Exercised	(877,959)	27.36
Forfeited	(162,677)	38.53

Balance at December 31, 2002	5,864,736	$43.48

Options exercisable at December 31, 2001	36	$36.00
Options exercisable at December 31, 2002	2,992,899	31.90

Information about stock options outstanding and exercisable as of December 31, 2002 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.95 – $25.46	1,663,294	5.86	$20.22	1,662,594	$20.22
36.00 – 45.41	1,983,432	8.75	38.79	679,740	44.13
45.48 – 68.89	682,065	8.10	49.90	650,565	48.99
71.86 – 71.86	1,535,945	9.34	71.86	—	—

During 2002, pursuant to the Stock Plan, the Company granted 95,300 shares of the Company’s common stock as restricted stock awards to certain eligible executives at the fair value of the stock on the grant date. On December 31, 2004 and 2005, 46,800 of the shares will vest on each date and 1,700 of the shares will vest on the earlier of, December 31, 2005, if certain performance measures are attained, or July 1, 2007. The fair value of these awards is being amortized to compensation expense over the awards vesting period. In 2002, compensation expense totaling $1.5 was recognized.

As of December 31, 2002, there were 4,025,034 shares of common stock available for future grants under the Stock Plan. On January 27, 2003, the Compensation Committee of the Board of Directors approved a grant of up to 2,500,000 stock options to purchase shares of the Company’s common stock to eligible executives, employees and non-employee directors.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

Employee Stock Purchase Plan

The Company has registered 3,000,000 shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. The Stock Purchase Plan was initiated in June 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each plan quarter and applied toward the purchase of stock on the last trading day of each plan quarter. Once purchased, the stock is accumulated in the employee’s investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on either the first or last trading day of the plan quarter. Employee purchases under the Stock Purchase Plan were $6.9, with 135,593 shares issued to employees during the period ending December 31, 2002. As of December 31, 2002, payroll deductions of $1.2 have been accumulated toward purchases for the plan quarter ending February 28, 2003. As of December 31, 2002, there were 2,864,407 shares of common stock available for issuance under the Stock Purchase Plan.

Pro Forma Disclosure

The pro forma information regarding net income and earnings per share have been determined as if the Company accounted for its stock-based compensation using the fair value method. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2002	2001
Risk-free interest rate	4.16%	4.96%
Volatility factor	45.00%	42.00%
Dividend yield	—	—
Weighted-average expected life	4 years	4 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The Company’s pro forma information is as follows:

	2002	2001
Reported net income	$549.1	$342.2
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(13.1)	(1.1)

Pro forma net income	$536.0	$341.1

	2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:
Basic net income	$4.61	$4.50	$3.31	$3.30
Diluted net income	4.51	4.42	3.30	3.30
Basic and diluted net income after demutualization and initial public offering	—	—	0.54	0.53
Weighted-average fair value of options granted during the year	—	28.16	—	14.12
Weighted-average fair value of employee stock purchases during the year	—	15.23	—	—
Weighted-average fair value of restricted stock awards granted during the year	—	62.57	—	—

Initial Public Offering and Equity Security Units

On November 2, 2001, Anthem completed an initial public offering of 55,200,000 shares of common stock, at an initial public offering price of $36.00 per share. The shares issued in the initial public offering were in addition to 48,095,675 shares of common stock (which will ultimately vary slightly when all distribution issues are finalized) distributed to eligible statutory members in the demutualization. In addition, on November 2, 2001, Anthem issued 4,600,000 of 6.00% Equity Security Units. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004. The number of shares to be purchased will be determined based on the average trading price of Anthem common stock at the time of settlement.

After underwriting discount and other offering and demutualization expenses, net proceeds from the common stock offering were approximately $1,862.8. After underwriting discount and expenses, net proceeds from the Equity Security Units offering were approximately $219.8. In December 2001, proceeds from the common stock and Equity Security Units offerings in the amount of $2,063.6 were used to fund payments to eligible statutory members of Anthem Insurance who received cash instead of common stock in the demutualization.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share

The denominator for basic and diluted earnings per share for 2002, and for the period from November 2, 2001 (date of demutualization and initial public offering) through December 31, 2001 is as follows:

	2002	2001
Denominator for basic earnings per share—weighted-average shares	118,988,092	103,295,675
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	1,280,640	313,397
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	1,529,519	212,766

Denominator for diluted earnings per share	121,798,251	103,821,838

Weighted-average shares used for basic earnings per share assumes that shares distributed to eligible statutory members as consideration in the demutualization were issued on the effective date of the demutualization. Weighted-average shares used for basic earnings per share also assumes that adjustments, if any, to the common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 as shown above was used to calculate pro forma earnings per share for 2001 and 2000.

Stock options, restricted stock awards and the purchase contracts included in the Equity Security Units are not considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share, but are included, from the grant date, in determining diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. The restricted stock awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized. The purchase contracts included in the Equity Security Units are dilutive to Anthem’s earnings per share, because the average market price of Anthem’s common stock exceeds a stated threshold price of $43.92 per share.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2002	2001
Deferred tax assets:
Pension and postretirement benefits	$107.2	$60.5
Accrued expenses	156.3	98.3
Alternative minimum tax and other credits	120.1	133.5
Insurance reserves	58.3	47.8
Net operating loss carryforwards	46.3	66.2
Bad debt reserves	16.9	19.8
Other	35.3	41.0

Total deferred tax assets	540.4	467.1
Valuation allowance	(138.0)	(250.4)

Total deferred tax assets, net of valuation allowance	402.4	216.7

Deferred tax liabilities:
Unrealized gains on securities	74.1	25.4
Acquisition related including intangible assets	723.2	225.7
Other	99.2	29.2

Total deferred tax liabilities	896.5	280.3

Net deferred tax liability	$(494.1)	$(63.6)

Deferred tax liability—current (reported with other current liabilities)	$(104.2)	$(8.4)
Deferred tax liability—noncurrent	(389.9)	(55.2)

Net deferred tax liability	$(494.1)	$(63.6)

The net decrease in the valuation allowance for 2002 and 2001 was $112.4 and $88.3, respectively. During 2002, $18.0 of the change in the valuation allowance was recorded as a reduction to goodwill (see Note 3). This postacquisition adjustment resulted from recognition of deferred tax assets previously determined to be unrealizable. During 2002 and 2001, because of uncertainties including industry-wide issues regarding both the timing and the amount of deductions, $57.2 and $68.0 of the decrease was recorded as deferred tax liabilities and $37.2 and $20.3 was recorded as a reduction to income tax expense, respectively.

Significant components of the provision for income taxes consist of the following:

	2002	2001	2000
Current tax expense:
Federal	$173.9	$101.1	$53.9
State and local	13.5	7.7	3.9

Total current tax expense	187.4	108.8	57.8
Deferred tax expense	67.8	74.6	44.4

Total income tax expense	$255.2	$183.4	$102.2

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes (continued)

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate is as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Amount at statutory rate	$282.7	35.0	$183.6	35.0	$115.4	35.0
State and local income taxes net of federal tax benefit	9.4	1.2	3.5	0.7	2.6	0.8
Amortization of goodwill	—	—	5.9	1.1	5.6	1.7
Dividends received deduction	(0.6)	(0.1)	(1.4)	(0.2)	(1.2)	(0.4)
Deferred tax valuation allowance change, net of net operating loss carryforwards and other tax credits	(37.2)	(4.6)	(20.3)	(3.9)	(20.0)	(6.0)
Other, net	0.9	0.1	12.1	2.3	(0.2)	(0.1)

	$255.2	31.6	$183.4	35.0	$102.2	31.0

At December 31, 2002, the Company had unused federal tax net operating loss carryforwards of approximately $132.3 to offset future taxable income. The loss carryforwards expire in the years 2003 through 2021. During 2002, 2001 and 2000 federal income taxes paid totaled $151.2, $74.1 and $26.3, respectively.

13.    Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2002	2001
Investments available-for-sale:
Gross unrealized gains	$253.7	$90.4
Gross unrealized losses	(46.4)	(18.4)

Total pretax net unrealized gains	207.3	72.0
Deferred tax liability	(73.6)	(25.4)

Net unrealized gains	133.7	46.6

Restricted investments:
Gross unrealized gains	1.8	—
Gross unrealized losses	(0.5)	—

Total pretax net unrealized gains	1.3	—
Deferred tax liability	(0.5)	—

Net unrealized gains	0.8	—

Additional minimum pension liability:
Gross additional minimum pension liability	(18.2)	(6.5)
Deferred tax asset	6.4	2.3

Net additional minimum pension liability	(11.8)	(4.2)

Accumulated other comprehensive income	$122.7	$42.4

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Accumulated Other Comprehensive Income (continued)

A reconciliation of the change in unrealized and realized gains (losses) on investments included in accumulated other comprehensive income is as follows:

	2002	2001	2000
Change in pretax net unrealized gains on investments	$167.0	$15.5	$83.1
Less change in deferred taxes	(58.3)	(5.3)	(28.4)
Less net realized gains on investments, net of income taxes (2002, $9.6; 2001, $21.3; 2000, $8.0), included in net income	(20.8)	(39.5)	(17.9)

Change in net unrealized gains (losses) on investments	$87.9	$(29.3)	$36.8

14.    Leases

The Company leases office space and certain computer equipment using noncancelable operating leases. Related lease expense for 2002, 2001 and 2000 was $47.3, $45.2, and $64.0, respectively.

At December 31, 2002, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following: 2003, $43.5; 2004, $37.0; 2005, $32.9; 2006, $27.2; 2007, $23.5; and thereafter $117.0.

A subsidiary of the Company acquired with the Trigon acquisition is a fifty percent limited partner in a partnership that owns a property occupied by the Company’s subsidiary. Under an operating lease with the limited partnership, the Company incurred lease expense of $0.8 during 2002.

15.    Retirement Benefits

Anthem Insurance, Anthem Health Plans of New Hampshire, Inc. and Anthem Southeast, Inc. sponsor defined benefit pension plans.

The Anthem Insurance plan is a cash balance arrangement where participants have an account balance and will earn a pay credit equal to three to six percent of compensation, depending on years of service. The Anthem Insurance plan covers part-time and temporary employees as well as full-time employees who have completed one year of continuous service and attained the age of twenty-one. In addition to the pay credit, participant accounts earn interest at a rate based on 10-year Treasury notes.

Anthem Health Plans of New Hampshire, Inc. sponsors a plan that is also a cash balance arrangement where participants have an account balance and will earn a pay credit equal to five percent of compensation. This plan generally covers all full-time employees who have completed one year of continuous service and have attainted the age of twenty-one. The participant accounts earn interest at a rate based on the lesser of the 1-year Treasury note or 7%. Effective January 1, 2002, participant accounts earn interest at a rate based on 10-year Treasury notes. This plan merged into the Anthem Insurance plan effective December 31, 2002.

Anthem Southeast, Inc. sponsors a plan that is a cash balance arrangement where participants have an account balance that will earn a pay credit equal to three to ten percent of compensation. This plan covers all full- and part-time employees who have completed three months of service and there is no minimum age for participation. The pay credit is based on the sum of the participants’ age and years of service. In addition to the pay credit, participant accounts earn interest at a rate based on 30-year Treasury notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

Effective January 1, 2001, employees of Rocky Mountain Hospital and Medical Services, Inc. and Anthem Health Plans of Maine, Inc. became participants in the Anthem Insurance plan and the former plans were merged into the Anthem Insurance plan on April 30, 2001 and December 31, 2000, respectively.

All of the plans’ assets consist primarily of common and preferred stocks, bonds, notes, government securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.

The effect of acquisitions on the consolidated benefit obligation and plan assets is reflected through the business combination lines of the tables below.

In addition to the Company’s defined benefit and defined contribution plans, the Company offers most employees certain life, medical, vision and dental benefits upon retirement. There are several plans, which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. The Company funds certain benefit costs through contributions to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust and others are accrued, with the retiree paying a portion of the costs. Postretirement plan assets held in the VEBA trust consist primarily of bonds and equity securities.

The reconciliation of the benefit obligation based on a measurement date of September 30 are as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Benefit obligation at beginning of year	$582.9	$567.6	$144.3	$111.6
Service cost	35.0	29.3	1.7	1.5
Interest cost	45.8	40.9	11.7	8.7
Plan amendments	1.1	(6.8)	1.4	1.5
Actuarial loss (gain)	13.7	(5.5)	1.5	31.7
Benefits paid	(52.8)	(42.6)	(12.0)	(10.7)
Business combinations	157.0	—	61.6	—

Benefit obligation at end of year	$782.7	$582.9	$210.2	$144.3

The changes in plan assets are as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Fair value of plan assets at beginning of year	$495.3	$650.6	$23.7	$28.4
Actual return on plan assets	(71.1)	(115.7)	(2.4)	(3.6)
Employer contributions	216.8	3.0	12.0	2.0
Benefits paid	(52.8)	(42.6)	(13.0)	(3.1)
Business combinations	128.3	—	14.1	—

Fair value of plan assets at end of year	$716.5	$495.3	$34.4	$23.7

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

The reconciliation of the funded status to the net benefit cost accrued is as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Funded status	$(66.2)	$(87.6)	$(175.8)	$(120.6)
Unrecognized net loss (gain)	250.6	103.2	0.7	(5.1)
Unrecognized prior service cost	(20.4)	(25.3)	(25.5)	(33.6)
Additional minimum liability	(18.2)	(6.5)	—	—

Prepaid (accrued) benefit cost at September 30	145.8	(16.2)	(200.6)	(159.3)
Payments made after the measurement date	0.4	76.7	3.8	2.7

Prepaid (accrued) benefit cost at December 31	$146.2	$60.5	$(196.8)	$(156.6)

The weighted-average assumptions used in calculating the accrued liabilities for all plans are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50
Expected rate of return on plan assets	8.50	9.00	9.00	6.50	6.50	6.27

The assumed health care cost trend rate used in measuring the other benefit obligations is generally 10% in 2002, decreasing 1% per year to 5% in 2007.

The health care cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$1.5	$(1.2)
Effect on the accumulated postretirement benefit obligation	17.8	(14.5)

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$35.0	$29.3	$27.3	$1.7	$1.5	$1.3
Interest cost	45.8	40.9	36.6	11.7	8.7	8.4
Expected return on assets	(63.2)	(55.1)	(49.9)	(2.0)	(1.8)	(1.4)
Recognized actuarial loss (gain)	0.6	0.3	2.8	—	(1.7)	(1.7)
Amortization of prior service cost	(3.9)	(3.9)	(3.3)	(6.6)	(6.8)	(6.5)
Amortization of transition asset	—	(1.0)	(1.7)	—	—	—

Net periodic benefit cost (credit)	$14.3	$10.5	$11.8	$4.8	$(0.1)	$0.1

The Company has several qualified defined contribution plans covering substantially all employees. Eligible employees may only participate in one plan. Voluntary employee contributions are matched at the rate of 50%, up to a maximum depending upon the plan, subject to certain limitations. Contributions made by the Company totaled $14.3, $11.2 and $10.3 during 2002, 2001 and 2000, respectively.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Long Term Incentive Plan

Certain executives are participants in a Long Term Incentive Plan (“LTIP”). The LTIP operates during successive three-year periods. At the beginning of each three-year period, the Compensation Committee establishes performance goals, which include specific strategic objectives such as growth in net income, operating margin and comparison of performance against peer companies. Each participant’s target award is established as a percentage ranging from 30% to 150% of annual base salary for each year of the three-year period. The award can be paid in cash or stock of the Company. The LTIP expense for 2002, 2001 and 2000 totaled $75.6, $49.9 and $50.9, respectively.

17.    Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings, which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, seeks injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive).

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

On September 26, 2002, Anthem, Inc. was added as a defendant to a Multi District Litigation (“MDL”) class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Briefing is beginning in the Eleventh Circuit. Due to Anthem’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal.

On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company’s Connecticut subsidiary. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits; one by the Connecticut State Dental Association and the second by two dental providers, purportedly on behalf of a class of dental providers. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive).

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. The plaintiff filed motions in response to the remittitur. The Company has not decided whether to seek an appeal to the U.S. Supreme Court. The ultimate outcome cannot presently be determined.

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

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants will appeal both rulings. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that the Company failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of the Company’s insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. In any event, the Company intends to continue to vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

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

Other Contingencies

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

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

Anthem Insurance guaranteed certain financial contingencies of its subsidiary, Anthem Alliance Health Insurance Company (“Alliance”), under a contract between Alliance and the United States Department of Defense. Under that contract, Alliance managed and administered the TRICARE Managed Care Support Program for military families from May 1, 1998 through May 31, 2001, at which time the TRICARE operations were sold. There was no call on the guarantee for the period from May 1, 1998 to May 31, 2001 (which period is now “closed”).

Vulnerability from Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and premium receivables. All investment securities are managed by professional investment managers within policies authorized by the Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute the Company’s customer base in the geographic regions in which it conducts business. As of December 31, 2002, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

18.    Segment Information

The Company’s principal reportable segments are strategic business units primarily delineated by geographic areas that essentially offer similar insurance products and services. They are managed separately because each geographic region has unique market, regulatory and health care delivery characteristics. The geographic regions are: the Midwest region, which operates primarily in Indiana, Kentucky and Ohio; the East region, which operates primarily in Connecticut, New Hampshire and Maine; the West region, which operates in Colorado and Nevada; and the Southeast region, which operates in Virginia, excluding the Northern Virginia suburbs of Washington, D.C. BCBS-ME is included in the East segment since its acquisition date of June 5, 2000. The Southeast region was added with the July 31, 2002 acquisition of Trigon.

In addition to its four principal reportable geographic segments, the Company operates a Specialty segment, which includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Various ancillary business units (reported with the Other segment) consist primarily of AdminaStar Federal which administers Medicare programs in Indiana, Illinois, Kentucky and Ohio and Anthem Alliance, which provided health care benefits and administration in nine states for the Department of Defense’s TRICARE Program for military families. The TRICARE operations were sold on May 31, 2001. The Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Information (continued)

Through its participation in the Federal Employee Program, Medicare, Medicare at Risk, and TRICARE Program, the Company generated approximately 18%, 20% and 22% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Financial data by reportable segment is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
2002
Operating revenue from external customers	$6,050.1	$4,151.3	$919.8	$1,467.5	$224.0	$177.8	$12,990.5
Intersegment revenues	1.3	0.2	0.3	0.4	299.5	(301.7)	—
Operating gain (loss)	271.6	222.9	74.7	116.0	50.7	(91.4)	644.5
Depreciation and amortization	1.1	2.2	0.5	13.7	3.4	87.2	108.1

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
2001
Operating revenue from external customers	$5,093.0	$3,667.3	$774.4	$—	$182.1	$403.5	$10,120.3
Intersegment revenues	—	—	—	—	214.0	(214.0)	—
Operating gain (loss)	161.5	128.8	20.1	—	32.9	(23.8)	319.5
Depreciation and amortization	1.0	2.4	2.8	—	2.6	80.8	89.6

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
2000
Operating revenue from external customers	$4,452.3	$2,921.9	$622.4	$—	$188.8	$358.1	8,543.5
Intersegment revenues	8.2	—	—	—	143.5	(151.7)	—
Operating gain (loss)	87.8	103.8	2.5	—	24.9	(34.9)	184.1
Depreciation and amortization	16.9	17.1	8.7	—	2.1	30.5	75.3

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Information (continued)

Asset and equity details by reportable segment have not been disclosed, as they are not reported internally by the Company.

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Reportable segments operating revenues	$12,990.5	$10,120.3	$8,543.5
Net investment income	260.7	238.6	201.6
Net realized gains on investments	30.4	60.8	25.9
Gain on sale of subsidiary operations	0.7	25.0	—

Total revenues	$13,282.3	$10,444.7	$8,771.0

A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income for 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Reportable segments operating gain	$644.5	$319.5	$184.1
Net investment income	260.7	238.6	201.6
Net realized gains on investments	30.4	60.8	25.9
Gain on sale of subsidiary operations	0.7	25.0	—
Interest expense	(98.5)	(60.2)	(54.7)
Amortization of goodwill and other intangible assets	(30.2)	(31.5)	(27.1)
Demutualization expenses	—	(27.6)	—

Income before income taxes and minority interest	$807.6	$524.6	$329.8

19.    Statutory Information

Statutory-basis capital and surplus for Anthem Insurance was $2,260.7 and $2,338.7 at December 31, 2002 and 2001, respectively, and for the insurance subsidiaries of Anthem Southeast was $731.1 at December 31, 2002. Statutory-basis net income of Anthem Insurance was $347.1, $406.9 and $91.7 for 2002, 2001 and 2000, respectively, and for the insurance subsidiaries of Anthem Southeast was $191.8 for 2002. Statutory-basis capital and surplus of Anthem’s insurance subsidiaries are subject to regulatory restrictions with respect to amounts available for dividends to Anthem.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2002
Total revenues	$2,812.4	$2,900.1	$3,579.4	$3,990.4
Operating gain	106.6	118.6	193.5	225.8
Net income	99.8	106.2	171.2	171.9
Basic net income per share	0.97	1.03	1.33	1.22
Diluted net income per share	0.95	1.01	1.29	1.19

2001
Total revenues	$2,560.5	$2,558.3	$2,663.7	$2,662.2
Operating gain	59.9	73.4	79.1	107.1
Net income	70.6	72.4	111.5	87.7
Pro forma basic earnings per share	0.68	0.70	1.08	0.85
Pro forma diluted earnings per share	0.68	0.70	1.07	0.85
Basic and diluted net income per share for the period from November 2, 2001 (date of demutualization and initial public offering) to December 31, 2001	—	—	—	0.54

There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all 2001 periods presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company’s independent certified public accountants on accounting or financial disclosures.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Executive Officers, the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s Officers and Directors and information concerning material transactions involving such Officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    1.    Financial Statements:

The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.    Financial Statement Schedule:

The following financial statement schedule of the Company is included in Item 15(d):

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

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

(b)    Reports on Form 8-K

There were no Current Reports on Form 8-K filed during the fourth quarter of 2002.

(c)    Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)    Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

Anthem, Inc. (Parent Company Only)

Balance Sheet

	December 31
	2002	2001
	(In Millions, Except Share Data)
Assets
Current assets:
Fixed maturity securities, at fair value	$182.3	$—
Cash and cash equivalents	12.6	24.6
Other receivables	1.9	0.8
Income tax receivables	85.6	—
Notes receivable from subsidiaries (1)	127.0	—

Total current assets	409.4	25.4
Investment in subsidiaries (1)	6,235.3	2,259.0

Total assets	$6,644.7	$2,284.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$28.0	$2.3
Income taxes payable	0.2	1.9
Payable to subsidiaries (1)	10.0	—
Other current liabilities	83.1	—

Total current liabilities	121.3	4.2
Long term debt	1,161.1	220.2

Total liabilities	1,282.4	224.4
Shareholders’ equity
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2002, 139,332,132; 2001, 103,295,675	1.4	1.1
Additional paid in capital	4,762.2	1,960.8
Retained earnings	481.3	55.7
Unearned restricted stock compensation	(5.3)	—
Accumulated other comprehensive income	122.7	42.4

Total shareholders’ equity	5,362.3	2,060.0

Total liabilities and shareholders’ equity	$6,644.7	$2,284.4

(1)	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(Continued)

Anthem, Inc. (Parent Company Only) Statement of Income

	Year Ended December 31, 2002	For the Period from November 2, 2001 (Date of Demutualization and Initial Public Offering) to December 31, 2001
	(In Millions)
Revenues
Net investment income	$7.3	$7.7
Expenses
Administrative expense	12.1	—
Interest expense	43.6	2.6

	55.7	2.6

Income (loss) before income taxes and equity in net income of subsidiaries	(48.4)	5.1
Income taxes (credits)	(22.3)	1.9
Equity in net income of subsidiaries (1)	575.2	52.5

Net income	$549.1	$55.7

(1)	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(Continued)

Anthem, Inc.

(Parent Company Only)

Statement of Cash Flow

	Year Ended December 31, 2002	For the Period from November 2, 2001 (Date of Demutualization and Initial Public Offering) to December 31, 2001
	(In Millions)
Operating activities
Net income	$549.1	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries (1)	126.8	(52.5)
Amortization of debt issuance costs and restricted stock expense	3.8	0.3
Deferred income taxes	53.0	—
Changes in operating assets and liabilities:
Other receivables	(1.1)	(0.8)
Payable to subsidiaries (1)	10.0	—
Accounts payable and accrued expenses	25.7	2.3
Other liabilities	30.1	—
Income taxes	(76.2)	1.9

Cash provided by operating activities	721.2	6.9
Investing activities
Purchase of investments	(180.9)	—
Capital contribution to subsidiary (1)	—	(28.9)
Notes receivable advances to subsidiaries (1)	(127.0)	—
Purchase of subsidiaries	(1,134.6)	—

Cash used in investing activities	(1,442.5)	(28.9)
Financing activities
Proceeds from long term borrowings	938.5	—
Repurchase and retirement of common stock	(256.2)	—
Proceeds from employee stock purchase plan and exercise of stock options	30.9	—
Costs related to the issuance of shares for the Trigon acquisition	(4.1)	—
Net proceeds from common stock issued in the initial public offering	—	1,890.4
Net proceeds from issuance of Equity Security Units	—	219.8
Payments and adjustments to payments to eligible statutory members in the demutualization	0.2	(2,063.6)

Cash provided by financing activities	709.3	46.6
Change in cash and cash equivalents	(12.0)	24.6
Cash and cash equivalents at beginning of period	24.6	—

Cash and cash equivalents at end of period	$12.6	$24.6

(1)	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(Continued)

Anthem, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2002

(Dollars in Millions)

1.    Basis of Presentation and Significant Accounting Policy

On November 2, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) converted from a mutual insurance company to a stock insurance company. The demutualization was accounted for as a reorganization using the historical carrying values of the assets and liabilities of Anthem Insurance. Accordingly, immediately following the demutualization and the initial public offering, Anthem Insurance’s policyholders’ surplus was reclassified to par value of common stock and additional paid in capital. Concurrent with the demutualization, Anthem Insurance became a wholly-owned subsidiary of Anthem, Inc. (“Anthem”), which completed its initial public offering on November 2, 2001.

In the parent company financial statements, Anthem’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries since the effective date of the demutualization and initial public offering on November 2, 2001. Anthem’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

Parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Form 10-K.

2.    Subsidiary Transactions

Dividends

During 2002, Anthem received cash dividends from subsidiaries of $702.0. Anthem received no cash dividends from subsidiaries during 2001.

Investment in Subsidiaries

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”). Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the Northern Virginia suburbs of Washington, D.C. Trigon’s shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4,038.1 and included cash of $1,104.3, the issuance of 38,971,908 shares of Anthem common stock, valued at $2,708.1, Trigon stock options converted into Anthem stock options for 3,866,770 shares, valued at $195.5 and approximately $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long term unsecured and unsubordinated notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

There were no capital contributions to subsidiaries during 2002. In 2001, following the demutualization and initial public offering, Anthem made a capital contribution to Anthem Insurance in the amount of $28.9.

Notes Receivable from Subsidiaries

During 2002, Anthem signed promissory notes with selected subsidiaries, whereby Anthem loaned $127.0 to these subsidiaries to invest in long term securities. Interest is due and payable quarterly in arrears, and is

Anthem, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (Continued)

earned at a rate equal to each subsidiary’s average return on its short term investments, as such rate is determined on a monthly basis by reference to the immediately preceding month. Advances under these agreements are payable upon demand by Anthem.

3.    Long Term Debt

At December 31 Anthem’s debt consisted of the following:

	2002	2001
Debentures included in Equity Security Units at 5.950% due 2006	$222.2	$220.2
Senior unsecured notes at 6.800% due 2012	789.8	—
Senior unsecured notes at 4.875% due 2005	149.1	—

Long term debt	$1,161.1	$220.2

Debentures included in Equity Security Units are obligations of Anthem and are unsecured and subordinated in right of payment to all of Anthem’s existing and future senior indebtedness. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004, and a 5.95% subordinated debenture. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of fifty dollars per purchase contract, subject to Anthem’s rights to defer these payments.

On July 31, 2002, Anthem issued $950.0 of long-term senior unsecured notes ($150.0 of 4.875% notes due 2005, and $800.0 of 6.800% notes due 2012). The net proceeds of $938.5 from the note offerings were used to pay a portion of the approximately $1,100.0 of cash merger consideration and expenses associated with Anthem’s acquisition of Trigon.

On July 2, 2002, Anthem amended and restated its revolving lines of credit with its lender group to make Anthem the borrower and to increase the available borrowings to $1,000.0. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem can select from three options for borrowing under both credit facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem’s senior, unsecured debt. The third option, is a competitive bid process, under which borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. No amounts were outstanding under the current or prior facilities as of December 31, 2002 or 2001.

On December 18, 2002, Anthem filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1,000.0. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, investments in or extensions of credit to Anthem’s subsidiaries or the financing of possible acquisitions or business expansion.

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company.

4.    Capital Stock

The information regarding capital stock contained in Note 10 of the Notes to Consolidated Financial Statements of Anthem and its subsidiaries is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHEM, INC.

By:	/s/ LARRY C. GLASSCOCK
Larry C. Glasscock President and Chief Executive Officer

Dated: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2003

/S/ MICHAEL L. SMITH Michael L. Smith	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Principal Accounting Officer)	March 7, 2003

/S/ L. BEN LYTLE L. Ben Lytle	Director (Chairman of the Board)	March 7, 2003

/S/ LENOX D. BAKER, JR., M.D Lenox D. Baker, Jr., M.D	Director	March 7, 2003

/S/ SUSAN B. BAYH Susan B. Bayh	Director	March 7, 2003

/S/ WILLIAM B. HART William B. Hart	Director	March 7, 2003

/S/ ALLAN B. HUBBARD Allan B. Hubbard	Director	March 7, 2003

/S/ VICTOR S. LISS Victor S. Liss	Director	March 7, 2003

/S/ WILLIAM G. MAYS William G. Mays	Director	March 7, 2003

/S/ JAMES W. MCDOWELL, JR. James W. McDowell, Jr.	Director	March 7, 2003

/S/ B. LARAE ORULLIAN B. LaRae Orullian	Director	March 7, 2003

Name	Title	Date

/S/ DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	March 7, 2003

/S/ WILLIAM J. RYAN William J. Ryan	Director	March 7, 2003

/S/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	March 7, 2003

/S/ JOHN SHERMAN, JR. John Sherman, Jr.	Director	March 7, 2003

/S/ DENNIS J. SULLIVAN, JR. Dennis J. Sullivan, Jr.	Director	March 7, 2003

/S/ JACKIE M. WARD Jackie M. Ward	Director	March 7, 2003

CERTIFICATIONS

I, Larry C. Glasscock, certify that:

1.	I have reviewed this annual report on Form 10-K of Anthem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ LARRY C. GLASSCOCK
Larry C. Glasscock Chief Executive Officer

Date: March 7, 2003

I, Michael L. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Anthem, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL L. SMITH Michael L. Smith
Chief Financial and Accounting Officer

Date:	March 7, 2003

INDEX TO EXHIBITS

Exhibit Number	Document
2.1	Plan of Conversion (1)

2.2

Alliance Agreement, dated as of May 30, 2001, as amended as of September 28, 2001 and November 9, 2001, between Blue Cross and Blue Shield of Kansas, Inc. and Anthem Insurance Companies, Inc. (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request) (9)

2.3	Agreement and Plan of Merger, dated as of April 28, 2002 among Anthem, Inc., AI Sub Acquisition Corp. and Trigon Healthcare, Inc. (9)

3.1	Restated Articles of Incorporation of the Registrant (1)

3.2	By-Laws of the Registrant (1)

4.1	Form of certificate for the common stock, $0.01 par value per share, of the Registrant (1)

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant

4.3	Indenture, dated as of November 2, 2001, by and between Anthem, Inc. and The Bank of New York, as trustee (2)

4.4	First Supplemental Indenture, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as trustee (2)

4.5	Purchase Contract Agreement, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as purchase contract agent (2)

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

4.11

Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent (2)

(i)     First Amendment dated as of July 2, 2002, to the Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc.; the banks party thereto; JPMorgan Chase Bank, as Administrative Agent; Fleet National Bank, as Documentation Agent; and Bank of America, N.A., as Syndication Agent (5)

4.12

364-Day Credit Agreement dated as of July 2, 2002, among Anthem, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and Fleet National Bank, as Documentation Agent (5)

4.13	Indenture dated as of July 31, 2002, between Anthem, Inc. and The Bank of New York, Trustee (4)

4.14	First Supplemental Indenture dated as of July 31, 2002, between Anthem, Inc. and The Bank of New York, Trustee (4)

Exhibit Number		Document

4.15		Forms of Notes (5)

4.16		Form of Indenture by and between Anthem, Inc. and The Bank of New York, Trustee, relating to the senior debt securities (6)

4.17		Form of Indenture by and between Anthem, Inc. and The Bank of New York, Trustee, relating to the subordinated debt securities (6)

10.1	*	Anthem 2001 Stock Incentive Plan (1)

(i) Amendment No. 1 to Anthem 2001 Stock Incentive Plan, dated April 25, 2002 (4)

(ii) Amendment No. 2 to Anthem 2001 Stock Incentive Plan, dated July 29, 2002 (7)

10.2	*	Anthem Employee Stock Purchase Plan (1)

(i) Amendment No. 1 to Anthem Employee Stock Purchase Plan dated July 2, 2002 (7)

(ii) Amendment No. 2 to Anthem Employee Stock Purchase Plan dated July 29, 2002 (7)

10.3	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Larry C. Glasscock, dated as of October 22, 1999 (1)

10.4	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, dated as of January 1, 2000 (1)

(i) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, effective as of January 1, 2003

10.5	*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2002 (8)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2003

10.6	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, dated as of January 1, 2000 (1)

(i) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, effective as of January 1, 2003

10.7	*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, dated as of January 1, 1999 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2000 (1)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of July 29, 2000 (1)

(iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2001 (1)

(v) Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2002 (8)

(vi) Amendment Five to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2003

10.8	*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, dated as of January 1, 1999 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2000 (1)

Exhibit Number	Document

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2001 (1)

(iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2002 (8)

(v) Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2003

10.9*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, dated as of August 12, 2000 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, effective as of January 1, 2002 (8)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, effective as of January 1, 2003

10.10*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, dated as of April 1, 1999 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2000 (1)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2001 (1)

(iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2002 (8)

(v) Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2003

10.11*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, dated as of September 6, 2000 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, effective as of January 1, 2002 (8)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, effective as of January 1, 2003

10.12*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, dated as of February 22, 1999 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2000 (1)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2002 (8)

(iv) Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2003

10.13*	Letter from Anthem Insurance Companies, Inc. to L. Ben Lytle regarding retirement benefits (1)

10.14*	(i) Anthem Deferred Compensation Plan (1)

(ii) First Amendment to Anthem Deferred Compensation Plan (1)

(iii) Second Amendment to Anthem Deferred Compensation Plan (1)

10.15*	Anthem Board of Directors Deferred Compensation Plan (1)

Exhibit Number	Document

10.16*	(i) Anthem Supplemental Executive Retirement Plan (1)

(ii) First Amendment to Anthem Supplemental Executive Retirement Plan (1)

(iii) Second Amendment to Anthem Supplemental Executive Retirement Plan (1)

10.17*	Anthem 1998 Long-Term Incentive Plan (1)

10.18*	Anthem 2001-2003 Long-Term Incentive Plan (1)

(i) Amendment to Anthem 2001-2003 Long-Term Incentive Plan, dated April 25, 2002 (4)

10.19*	Anthem Annual Incentive Plan (1)

10.20*	Anthem Directed Executive Compensation Plan (1)

10.21*	Anthem Split Dollar Life Insurance Program (1)

10.22	Blue Cross License Agreement by and between Blue Cross and Blue Shield Association and the Registrant, dated November 2, 2001 (8)

10.23	Blue Shield License Agreement by and between Blue Cross and Blue Shield Association and the Registrant, dated November 2, 2001 (8)

10.24*	Employment Agreement among Anthem, Inc., Trigon Healthcare, Inc. and Thomas G. Snead, Jr. (9)

(i) Amendment One to Employment Agreement by and between Anthem, Inc. and Thomas G. Snead, Jr., effective January 1, 2003

10.25*	Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective as of January 1, 1997 (10)

(i) Amendment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated June 1, 2002 (11)

10.26*	Noncompetition Agreement among Anthem, Inc., Trigon Healthcare, Inc. and Thomas G. Snead, Jr. (9)

10.27*	Trigon Healthcare, Inc. 1997 Stock Incentive Plan (12)

(i) First Amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive Plan (13)

10.28*	Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan (14)

(i) Amendment to the Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan (15)

10.29*	Form of Trigon Healthcare, Inc. Stock Option Agreement (16)

(i) Schedule of Agreements pursusant to the Form of Trigon Healthcare, Inc. Stock Option Agreement (17)

10.30*	Employees’ 401(k) Thrift Plan of Trigon Insurance Company (18)

10.31*	Trigon Insurance Company 401(k) Restoration Plan (19)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

99	Risk Factors

*	Indicates management contracts or compensatory plans or arrangements.
(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714) as filed with the Commission is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-70566) as filed with the Commission is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1/A (Registration No. 333-90478) as filed with the Commission on July 18, 2002 is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-3 (Registration No.333-101969) as filed with the Commission on December 18, 2002 is incorporated herein by reference.
(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Commission on November 4, 2002 is incorporated herein by reference.
(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Commission on March 25, 2002 is incorporated herein by reference.
(9)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-4 (Registration No. 333-88776) as filed with the Commission is incorporated herein by reference.
(10)	The copy of this exhibit filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(12)	The copy of this exhibit filed as Exhibit A to Trigon Healthcare, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders and filed with the Commission on March 14, 1997 is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 10.1 to Trigon Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.
(14)	The copy of this exhibit filed as Exhibit C to Trigon Healthcare, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders and filed with the Commission on March 14, 1997 is incorporated herein by reference.
(15)	The copy of this exhibit filed as Exhibit 10.36 to Trigon Healthcare, Inc.’s Annual Report on Form 10-K for the quarter ended December 31, 2001, is incorporated herein by reference.
(16)	The copy of this exhibit filed as Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45890) is incorporated herein by reference.
(17)	The copy of this exhibit filed as Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-97423) is incorporated herein by reference.
(18)	The copy of this exhibit filed as Exhibit 99(i) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463) is incorporated herein by reference.
(19)	The copy of this exhibit filed as Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463) is incorporated herein by reference.