Form 10-Q
period 2003-03-31
ANTHEM INC
filed 2003-04-30
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16751

ANTHEM, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Monument Circle Indianapolis, Indiana	46204-4903
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at April 21, 2003
Common Stock, $0.01 par value	138,263,372 shares

ANTHEM, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2003

References in this Quarterly Report on Form 10-Q to the term “Anthem” or the “Company” refer to Anthem, Inc., an Indiana holding company, and its direct and indirect subsidiaries, including Anthem Insurance Companies, Inc., or “Anthem Insurance”, an Indiana insurance company. References to the terms “we,” “our,” or “us,” refer to Anthem, before and after the demutualization of Anthem Insurance which was consummated on November 2, 2001, as the context requires.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ANTHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,248.6	$5,797.4
Equity securities	145.5	150.7

	6,394.1	5,948.1
Cash and cash equivalents	463.9	694.9
Premium and self-funded receivables	903.8	892.7
Reinsurance receivables	75.3	76.5
Other receivables	217.2	192.3
Income tax receivables	7.4	11.7
Other current assets	61.4	60.3

Total current assets	8,123.1	7,876.5
Restricted cash and investments	47.5	49.1
Property and equipment	519.9	537.4
Goodwill	2,483.9	2,484.9
Other intangible assets	1,262.8	1,274.6
Other noncurrent assets	69.7	70.6

Total assets	$12,506.9	$12,293.1

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,947.1	$1,826.0
Future policy benefits	349.5	344.7
Other policyholder liabilities	419.3	497.3

Total policy liabilities	2,715.9	2,668.0
Unearned income	328.5	326.6
Accounts payable and accrued expenses	356.5	471.8
Bank overdrafts	383.9	357.9
Income taxes payable	110.9	109.8
Other current liabilities	716.0	514.8

Total current liabilities	4,611.7	4,448.9
Long term debt, less current portion	1,660.3	1,659.4
Retirement benefits	51.4	50.6
Deferred income taxes	433.9	389.9
Other noncurrent liabilities	273.6	382.0

Total liabilities	7,030.9	6,930.8
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2003, 138,185,231; 2002, 139,332,132	1.4	1.4
Additional paid in capital	4,721.8	4,762.2
Retained earnings	636.1	481.3
Unearned restricted stock compensation	(4.8)	(5.3)
Accumulated other comprehensive income	121.5	122.7

Total shareholders’ equity	5,476.0	5,362.3

Total liabilities and shareholders’ equity	$12,506.9	$12,293.1

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended March 31
	2003	2002
Revenues
Premiums	$3,695.7	$2,529.5
Administrative fees	292.1	201.0
Other revenue	28.1	18.1

Total operating revenue	4,015.9	2,748.6
Net investment income	71.5	60.5
Net realized gains on investments	12.9	3.3

	4,100.3	2,812.4

Expenses
Benefit expense	3,036.6	2,136.4
Administrative expense	716.4	505.6
Interest expense	32.9	17.6
Amortization of other intangible assets	11.9	3.3

	3,797.8	2,662.9

Income before income taxes and minority interest	302.5	149.5
Income taxes	109.8	49.2
Minority interest	1.0	0.5

Net income	$191.7	$99.8

Net income per share
Basic	$1.38	$0.97

Diluted	$1.36	$0.95

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In Millions, Except Share Data)	Number of Shares	Par Value
Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3
Net income	—	—	—	191.7	—	—	191.7
Change in net unrealized losses on investments	—	—	—	—	—	(1.2)	(1.2)

Comprehensive income							190.5
Repurchase and retirement of common stock	(1,584,400)	—	(54.1)	(36.9)	—	—	(91.0)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of amortization	437,499	—	13.7	—	0.5	—	14.2

Balance at March 31, 2003	138,185,231	$1.4	$4,721.8	$636.1	$(4.8)	$121.5	$5,476.0

Balance at December 31, 2001	103,295,675	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	99.8	—	—	99.8
Change in net unrealized losses on investments	—	—	—	—	—	(33.9)	(33.9)

Comprehensive income							65.9
Adjustments related to the demutualization	27,624	—	0.1	—	—	—	0.1

Balance at March 31, 2002	103,323,299	$1.1	$1,960.9	$155.5	$—	$8.5	$2,126.0

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
(In Millions)	2003	2002
Operating activities
Net income	$191.7	$99.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(12.9)	(3.3)
Depreciation, amortization and accretion	56.4	28.5
Deferred income taxes	62.0	13.6
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	1.6	—
Receivables	(21.4)	(72.6)
Other assets	3.1	(6.2)
Policy liabilities	52.2	118.8
Unearned income	1.9	8.2
Accounts payable and accrued expenses	(114.3)	(85.2)
Other liabilities	23.4	79.6
Income taxes	5.3	2.1

Cash provided by operating activities	249.0	183.3

Investing activities
Purchases of investments	(1,351.5)	(826.2)
Sales or maturities of investments	964.8	730.3
Purchases of subsidiaries, net of cash acquired	(1.1)	(10.6)
Proceeds from sale of property and equipment	2.9	0.9
Purchases of property and equipment	(16.7)	(27.9)

Cash used in investing activities	(401.6)	(133.5)

Financing activities
Repurchase and retirement of common stock	(91.0)	—
Proceeds from exercise of stock options and employee stock purchase plan	12.6	—
Adjustment to payments to eligible statutory members in the demutualization	—	0.1

Cash (used in) provided by financing activities	(78.4)	0.1

Change in cash and cash equivalents	(231.0)	49.9
Cash and cash equivalents at beginning of period	694.9	406.4

Cash and cash equivalents at end of period	$463.9	$456.3

See accompanying notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

(Dollars in Millions, Except Share Data)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three month periods ended March 31, 2003 and 2002 have been recorded. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.    Acquisitions

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”) for a purchase price of $4,038.1. Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. The merger provided the Company with a new segment (Southeast) with approximately 2.5 million members and a nearly forty percent share of the Virginia market. The results of operations for Trigon are included in Anthem’s consolidated income statement after the completion of the acquisition.

Pending Acquisition

On May 31, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the Board of Directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal. The Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. In March 2003, the Kansas Supreme Court heard oral arguments of the parties to this case. A ruling from the Kansas Supreme Court has not been issued.

3.    Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a new program that will expire in February 2005. Under the new program, repurchases may be made from time to time

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Stock (continued)

at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2003, the Company repurchased and retired 1,584,400 shares, at an average per share price of $57.44, for an aggregate cost of $91.0. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (“Stock Plan”) provides for the granting of stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights to eligible employees and non-employee directors. The Stock Plan permits the Compensation Committee of the Board of Directors to make grants in such amounts and at such times as it may determine.

During the three months ended March 31, 2003, the Company granted stock options to purchase 17,000 shares to certain eligible employees. The weighted average exercise price of these options was $61.99 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors. For the three months ended March 31, 2003, 278,549 options were exercised pursuant to both the 2001 Stock Incentive Plan and the former Trigon Stock Plans, for an aggregate total of $5.8.

During the three months ended March 31, 2003, the Company granted 18,217 shares of restricted stock, including 16,849 shares to Anthem Southeast employees under long-term incentive agreements, to certain eligible employees and non-employee directors at the fair value of the stock on the grant date. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Expense of $0.6 has been recorded for the three months ended March 31, 2003.

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

On January 27, 2003, the Board of Directors approved, subject to shareholder approval at their meeting on May 12, 2003, amendments to the original Stock Plan including the following: (i) increase the number of shares of common stock available for distribution under the plan from 7,000,000 to 20,000,000, (ii) authorize the grant of shares of restricted and unrestricted common stock in lieu of the Company’s obligations to pay cash under other plans and compensatory arrangements, including the Company’s Annual Incentive Plan and Long Term Incentive Plan; and (iii) certain other changes necessary in order for the Stock Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code. In the event shareholders do not approve the amended and restated Stock Plan, the original Stock Plan will remain in full force and effect.

Employee Stock Purchase Plan

Employee purchases under the Employee Stock Purchase Plan were 140,352 shares, with a total purchase amount of $6.8 during the three months ended February 28, 2003. As of March 31, 2003, payroll deductions of $1.2 were accumulated toward purchases for the three months ending May 31, 2003.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Stock (continued)

Pro Forma Disclosure

FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends FAS 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure and specifies the form, content and location of those disclosures in both annual and interim financial statements. Adoption of FAS 148 will not impact the Company’s financial position or results of operations. The Company will continue to account for its stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, will not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of FAS 123, as amended by FAS 148, which are presented below.

The pro forma information, regarding net income and earnings per share, have been determined as if the Company accounted for its stock-based compensation using the fair value method. For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The stock-based employee compensation expense included in reported net income represents compensation expense from restricted stock awards being amortized over the awards vesting period. The Company’s pro forma information is as follows:

	Three Months Ended March 31
	2003	2002
Reported net income	$191.7	$99.8
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.4	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(4.1)	(1.6)

Pro forma net income	$188.0	$98.2

Earnings per share:
Basic—as reported	$1.38	$0.97
Basic—pro forma	1.36	0.95

Diluted—as reported	1.36	0.95
Diluted—pro forma	1.33	0.94

4.    Earnings Per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31
	2003	2002
Denominator for basic earnings per share—weighted average shares	138,702,725	103,323,299
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	1,243,478	485,314
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	1,399,624	1,011,959

Denominator for diluted earnings per share	141,345,827	104,820,572

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Earnings Per Share (continued)

Weighted average shares used for basic earnings per share assumes adjustments, if any, to common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

5.    Segment Information

Financial data by reportable segment for the three months ended March 31, 2003 and 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended March 31, 2003
Operating revenue from external customers	$1,619.7	$1,121.6	$252.0	$912.8	$56.3	$53.5	$4,015.9
Intersegment revenues	2.4	(12.1)	1.0	0.7	103.3	(95.3)	—
Operating gain (loss)	110.6	62.9	25.9	70.3	12.9	(19.7)	262.9

Three Months Ended March 31, 2002
Operating revenue from external customers	1,451.8	985.3	221.2	—	53.9	36.4	2,748.6
Intersegment revenues	—	—	—	—	66.2	(66.2)	—
Operating gain (loss)	54.1	42.2	7.5	—	12.4	(9.6)	106.6

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31
	2003	2002
Reportable segments operating revenues	$4,015.9	$2,748.6
Net investment income	71.5	60.5
Net realized gains on investments	12.9	3.3

Total revenues	$4,100.3	$2,812.4

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31
	2003	2002
Reportable segments operating gain	$262.9	$106.6
Net investment income	71.5	60.5
Net realized gains on investments	12.9	3.3
Interest expense	(32.9)	(17.6)
Amortization of goodwill and other intangible assets	(11.9)	(3.3)

Income before income taxes and minority interest	$302.5	$149.5

6.    Debt and Commitments

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company. There were no borrowings under this commercial paper program during the three months ended March 31, 2003.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Contingencies

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Contingencies (continued)

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

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. Following the payment and Satisfaction of Judgment, this matter has been terminated and the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the three months ended March 31, 2003.

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Contingencies (continued)

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

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that the Company failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of the Company’s insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. In February 2003, the Indiana Court of Appeals affirmed the trial court’s class certification. The Company filed a petition for the transfer to the Indiana Supreme Court in March 2003. A ruling from the Indiana Supreme Court has not been issued. In any event, the Company intends to continue to

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Contingencies (continued)

vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are one of the nation’s largest health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of March 31, 2003, we provided health benefit services to more than 11.5 million members of our health plans.

Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our health business segments with a local focus to address each market’s unique competitive, regulatory and healthcare delivery characteristics. Our health business segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; West, which includes Colorado and Nevada; and Southeast, which is Virginia, excluding the immediate suburbs of Washington D.C.

In addition to our four health business segments, our reportable segments include a Specialty segment that is comprised of business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services.

Our Other segment is comprised of AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; intersegment revenue and expense eliminations; and corporate expenses not allocated to our health or Specialty segments.

We offer a diversified mix of managed care products such as preferred provider organizations or PPOs, health maintenance organizations or HMOs, point of service or POS plans and traditional indemnity benefits to members of our fully-insured products. We also provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for health benefits. Our administrative fees come from contracts where our customers are self-insured, from the administration of Medicare programs and from other health related businesses including disease management programs. Other revenue is principally generated from member co-pays and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management company.

Our benefit expense consists of costs of care for health services consumed by our members for outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense for each reporting period consists of actuarial estimates of claims incurred but not yet reported to us for reimbursement.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2003 and 2002 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three months period ended March 31, 2003 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2003.

Significant Transactions

On July 31, 2002, we completed the purchase of 100% of the outstanding stock of Trigon Healthcare, Inc., or Trigon. Trigon was Virginia’s largest health benefits company and was the exclusive Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. The merger provided us with a new segment, our Southeast segment, with approximately 2.5 million members and a nearly forty percent share of the Virginia market. The Trigon merger allowed us to further expand our licensed territory as a Blue Cross Blue Shield licensee.

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that we had signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for us to pay $190.0 million in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the Board of Directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the Commissioner’s decision overturned in Shawnee County District Court. We joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal in favor of us and BCBS-KS. The Shawnee County District Court directed the Commissioner to re-evaluate her decision in accordance with the Court’s very specific interpretation of the Kansas law. On June 10, 2002, the Kansas Insurance Commissioner appealed the District Court’s ruling to the Kansas Supreme Court. In March 2003, the Kansas Supreme Court heard oral arguments of the parties to this case. A ruling from the Kansas Supreme Court has not been issued.

Membership—March 31, 2003 Compared to March 31, 2002

Our membership includes seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more employees eligible to participate as a member in one of our health plans.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those who are under age 65 as well as members who are age 65 and over and have purchased Medicare Supplement benefit coverage.

•	National Accounts customers are employer groups which have multi-state locations and require our partnering with other Blue Cross and Blue Shield plans for administration and/or access to non-Anthem provider networks. Included within the National Accounts business are our BlueCard customers who represent enrollees of health plans marketed by other Blue Cross and Blue Shield Plans, or the home plans, who receive health care services in our Blue Cross and Blue Shield licensed markets with us serving as the host plan.

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management, or OPM.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs which we manage for the states of Connecticut, New Hampshire and Virginia.

BlueCard membership, included with National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. We perform certain administrative functions for BlueCard members, while other administrative functions, including maintenance of enrollment information, is performed by the home plan. The administrative fees we receive are based on the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims from providers in our network who have provided service to BlueCard members. To calculate membership, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines.

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

The following table presents our health membership count by segment, customer type and funding arrangement as of March 31, 2003 and 2002, comparing total and same-store membership respectively. We define same-store membership as our membership at a given period end in a segment or for a particular customer or funding type, after excluding the impact of members obtained through acquisitions or lost through dispositions during such period. We believe that same-store membership counts best capture the rate of organic growth of our operations. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	March 31, 2003	Southeast March 31, 2003	Same- Store March 31, 2003	March 31, 2002	Change	%	Same- Store Change	Same- Store %
	(In Thousands)
Segment
Midwest	5,498	—	5,498	5,070	428	8%	428	8%
East	2,582	—	2,582	2,292	290	13	290	13
West	889	—	889	809	80	10	80	10

Same-Store	8,969	—	8,969	8,171	798	10	798	10
Southeast	2,567	2,567	—	—	2,567	NM1	—	—

Total	11,536	2,567	8,969	8,171	3,365	41%	798	10%

Customer Type
Local Large Group	3,836	933	2,903	2,792	1,044	37%	111	4%
Small Group	1,180	339	841	811	369	45	30	4
Individual	1,120	293	827	730	390	53	97	13
National Accounts [2]	4,388	699	3,689	3,163	1,225	39	526	17
Medicare + Choice	99	—	99	101	(2)	(2)	(2)	(2)
Federal Employee Program	702	234	468	449	253	56	19	4
Medicaid	211	69	142	125	86	69	17	14

Total	11,536	2,567	8,969	8,171	3,365	41%	798	10%

Funding Arrangement
Self-funded	6,142	1,196	4,946	4,294	1,848	43%	652	15%
Fully-insured	5,394	1,371	4,023	3,877	1,517	39	146	4

Total	11,536	2,567	8,969	8,171	3,365	41%	798	10%

[1]	NM = Not meaningful.
[2]	Includes BlueCard members of 2,683 as of March 31, 2003 (including 339 from our Southeast segment) and 1,933 as of March 31, 2002.

During the twelve months ended March 31, 2003, total membership increased approximately 3.4 million, or 41%, primarily due to our acquisition of Trigon, which became our Southeast segment. On a same-store basis, total membership increased 798,000, or 10%, primarily in National Accounts, Local Large Group and Individual businesses. The following discussion of membership changes between periods excludes our Southeast members, which are identified separately in the table above.

National Accounts membership increased 526,000, or 17%, primarily due to a significant increase in BlueCard activity.

Local Large Group membership increased 111,000, or 4%, primarily from new sales in our East and Midwest segments. This growth was partially offset by decreases in our West segment due to disciplined pricing.

Individual membership increased 97,000, or 13%, with the majority of this growth resulting from higher sales in our under age 65 business in all segments due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our product offerings.

Small Group membership increased 30,000, or 4%, primarily due to new sales in our Midwest and East segments as we offer a wide variety of quality products and services at competitive prices.

Federal Employee Program membership increased 19,000, or 4%, primarily in our Midwest and West segments due to our concentrated effort to provide distinctive, superior service, fewer competitors in the market and new cost-effective product designs.

Medicaid membership increased 17,000, or 14%, primarily due to the State of Connecticut’s broadening of eligibility standards and increased promotion of its Medicaid product.

Medicare + Choice membership decreased 2,000, or 2%, primarily due to existing member terminations outpacing new sales in our Midwest segment. In addition, benefit plan changes designed to improve profitability resulted in fewer enrollments.

Self-funded membership increased 652,000, or 15%, primarily due to an increase in National Accounts BlueCard activity. Fully-insured membership grew by 146,000 members, or 4%, primarily in our Individual Under 65 business, as explained above. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group and National Accounts customers shifted from fully-insured to self-funded. Due to current economic conditions, certain large accounts are assuming the healthcare risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our operating gain for the quarter ended March 31, 2003.

Cost of Care

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended March 31, 2003, for our Local Large Group and Small Group fully-insured businesses only. We have included the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002, in all of our cost of care trends presented below. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was approximately 11%, driven primarily by professional services costs and outpatient services costs, weighted as a percentage of cost of care expense.

We believe that our cost of care trends will range from 11-12% through the remainder of 2003, although given the many factors that can impact cost of care trends, there are no assurances that these trends will occur. As part of our strategy to contain claim costs, we have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as diabetes and asthma, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges.

Cost increases for professional services, which represent 35% of our claim costs, were approximately 11%. Our overall professional services trend increased due to both higher utilization and higher unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging, or MRI’s, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we continue to work with our physicians through education and contracting to ensure that our members receive the most appropriate care at the proper time.

Outpatient services represent 24% of our claim costs and experienced increases of approximately 13%, driven almost equally by utilization and unit cost increases. Increased utilization is primarily due to a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures and increases for outpatient surgery and radiology services. Additionally, unit costs increased as more emergency room procedures are being performed during each visit. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules and selective contracting with freestanding specialty facilities, where appropriate.

Pharmacy benefit costs, which represent 19% of our claim costs, increased by approximately 14%. Our overall pharmacy trend increased primarily due to the introduction of new, higher cost drugs and unit price increases on existing drugs. Growth in utilization has slowed due to plan design changes as well as the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002. There is no assurance that the lower utilization trend will continue. The introduction of new drugs supported by direct-to-consumer advertising by pharmaceutical companies and expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol continues. In response to increasing pharmacy costs, we are implementing modified plan designs, we have recontracted with retail pharmacies and we began a contract with a new drug wholesaler. In addition, we continually evaluate our drug formulary. We have about two-thirds of our membership in three-tier drug programs and do not expect significant change from that level.

Inpatient services costs, which represent 22% of our claim costs, increased approximately 7%. About 80% of this trend resulted from unit cost increases and about 20% of this trend resulted from utilization increases. The unit cost increases were primarily due to a health care industry shift of lower-cost procedures to outpatient settings; more complex and expensive procedures were performed in inpatient settings. In addition, growth in inpatient cost trend was due to implementation of new provider contracts. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. We are implementing disease management and advanced care management programs to reduce deterioration in health and resultant hospitalization. In addition, we have implemented performance-based contracts that reward improved clinical outcomes and quality. We anticipate these contract changes will result in cost savings through reduction in hospital acquired infections and medication errors.

Results of Operations—Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Our consolidated results of operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Operating revenue and premium equivalents [1,6]	$5,674.0	$3,793.2	$1,880.8	50%

Premiums	$3,695.7	$2,529.5	$1,166.2	46%
Administrative fees	292.1	201.0	91.1	45
Other revenue	28.1	18.1	10.0	55

Total operating revenue	4,015.9	2,748.6	1,267.3	46
Benefit expense	3,036.6	2,136.4	900.2	42
Administrative expense	716.4	505.6	210.8	42

Total operating expense	3,753.0	2,642.0	1,111.0	42

Operating gain [2]	262.9	106.6	156.3	NM3
Net investment income	71.5	60.5	11.0	18
Net realized gains on investments	12.9	3.3	9.6	NM3
Interest expense	32.9	17.6	15.3	87
Amortization of other intangible assets	11.9	3.3	8.6	NM3

Income before taxes and minority interest	302.5	149.5	153.0	102
Income taxes	109.8	49.2	60.6	NM3
Minority interest	1.0	0.5	0.5	NM3

Net income	$191.7	$99.8	$91.9	92%

Average basic shares outstanding (in millions)	138.7	103.3	35.4	34%
Average diluted shares outstanding (in millions)	141.3	104.8	36.5	35
Basic net income per share	$1.38	$0.97	$0.41	42
Diluted net income per share	$1.36	$0.95	$0.41	43%
Benefit expense ratio [4]	82.2%	84.5%		(230	) bp [5]
Administrative expense ratio: [6]
Calculated using total operating revenue [7]	17.8%	18.4%		(60	) bp [5]
Calculated using operating revenue and premium equivalents [8]	12.6%	13.3%		(70	) bp [5]
Operating margin [9]	6.5%	3.9%		260	bp [5]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Operating revenue and premium equivalents is a measure used in the health benefits industry to allow for a comparison of business volume among companies with differing levels of risk and non-risk revenues. It is obtained by adding to premiums, administrative fees and other revenue, the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. A reconciliation of this measure to total operating revenue, the most directly comparable measure presented in the consolidated statements of income, is as follows:

	Three Months Ended March 31		Change
	2003	2002	$	%
	($ in Millions)
Operating revenue and premium equivalents	$5,674.0	$3,793.2	$1,880.8	50%
Premium equivalents	(1,658.1)	(1,044.6)	(613.5)	(59)

Total operating revenue	$4,015.9	$2,748.6	$1,267.3	46%

We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business.

[2]	We use operating gain to evaluate the performance of our reportable segments, as defined by FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management. For additional information, see Note 5 to our unaudited consolidated financial statements for the three months ended March 31, 2003 and 2002 included in this Form 10-Q. Our definition of operating gain may not be comparable to similarly titled measures reported by other companies.

[3]	NM = Not meaningful.

[4]	Benefit expense ratio = Benefit expense ÷ Premiums.

[5]	bp = basis point; one hundred basis points = 1%.

[6]	While we include two calculations of administrative expense ratio, we believe that administrative expense ratio including premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of fully-insured and self-funded business. All discussions and explanations throughout this discussion related to administrative expense ratio will be related to administrative expense ratio including premium equivalents. See our reconciliation of operating revenue and premium equivalents to operating revenue in note 1 above.

[7]	Administrative expense ratio calculated using total operating revenue = Administrative expense ÷ Total operating revenue.

[8]	Administrative expense ratio calculated using operating revenue and premium equivalents = Administrative expense ÷ Operating revenue and premium equivalents. See our reconciliation of operating revenue and premium equivalents to operating revenue in note 1 above.

[9]	Operating margin = Operating gain ÷ Total operating revenue.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Trigon acquisition for the three months ended March 31, 2003.

Premiums increased $1,166.2 million, or 46%, to $3,695.7 million in 2003. On a same-store basis, premiums increased $326.7 million, or 13%, due to premium rate increases primarily in our Local Large Group and Small Group businesses. Our premium yields, net of benefit buy-downs for our fully-insured Local Large Group and Small Group businesses, increased approximately 13% on a rolling 12-month basis as of March 31, 2003, both on a same-store basis and after including Southeast premiums for the entire rolling 12-month periods, including periods prior to the July 31, 2002 acquisition date. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual business.

Administrative fees increased $91.1 million, or 45%, to $292.1 million in 2003. On a same-store basis, administrative fees increased $20.1 million, or 10%, primarily due to increased BlueCard activity and increased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. We began transitioning this contract to the new contractor in April 2003, and we expect the transition to be essentially complete in July 2003.

Other revenue, which is comprised principally of co-pays and deductibles associated with Anthem Prescription Management’s, or APM’s, sale of mail-order drugs, increased $10.0 million, or 55%, to $28.1 million in 2003. APM is our pharmacy benefit manager and provides its services principally to other Anthem affiliates.

On a same-store basis, other revenue increased $7.1 million, or 39%, primarily due to additional mail-order prescription volume. This increased volume was partially the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs executed during the later quarters of 2002 .

Benefit expense increased $900.2 million, or 42%, to $3,036.6 million in 2003. On a same-store basis, benefit expense increased $219.0 million, or 10%, to $2,355.4 million in 2003. Excluding the recognition of a $24.5 million favorable adjustment for resolution of litigation in 2003, benefit expense increased $243.5 million, or 11%, primarily due to increased cost of care trends and higher average membership. Higher costs of care were driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 230 basis points from 84.5% in 2002 to 82.2% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 200 basis points to 82.5% in 2003, primarily due to the favorable resolution of litigation, disciplined pricing, lower than anticipated medical costs and mix of business shifts from fully-insured to self-funded membership.

Administrative expense increased $210.8 million, or 42%, to $716.4 million in 2003. On a same-store basis, administrative expense increased $48.9 million, or 10%, primarily due to increases in volume sensitive costs such as higher commissions, premium taxes and expenses associated with our National Accounts business. Also contributing to the increase was higher salary cost resulting from normal merit increases and certain cost-reimbursed expenses related to our Medicare processing business. On a same-store basis, our administrative expense ratio, calculated using operating revenue and premium equivalents, decreased 50 basis points to 12.8% in 2003, primarily due to our growth in operating revenue and premium equivalents. See footnotes 1, 6 and 8 to our Results of Operations—Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002 table.

Net investment income increased $11.0 million, or 18%, to $71.5 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by decreased average yield from investment securities.

Net realized gains on investments increased $9.6 million to $12.9 million in 2003. A summary is as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$12.9	$3.0	$9.9	330%
Net realized gains from the sale of equity securities	—	0.3	(0.3)	(100)
Other than temporary impairments	—	—	—	—

Net realized gains on investments	$12.9	$3.3	$9.6	291%

The increase in net realized gains on investments resulted primarily from higher net realized gains from the sale of fixed maturity securities in 2003 with the intent of shortening the overall duration of our portfolio by selling long-term maturity bonds and purchasing shorter-term maturity bonds. Net realized gains or losses on investments are influenced by market conditions at the time a security is sold or deemed to be impaired, and will vary from period to period.

Interest expense increased $15.3 million, or 87%, to $32.9 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition.

Amortization of other intangible assets increased $8.6 million to $11.9 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition.

Income tax expense increased $60.6 million to $109.8 million in 2003, primarily due to increased income before taxes. Our effective income tax rate increased to 36.3% in 2003 from 32.9% in 2002. This 340 basis point increase in the effective income tax rate is primarily due to the release of a net deferred tax valuation allowance in 2002. The 36.3% effective tax rate is more consistent with our expected rate on future earnings.

Net income increased $91.9 million, or 92%, to $191.7 million in 2003, primarily due to our Trigon acquisition, the improvement in our operating results in each health business segment as described below, higher net investment income, higher net realized gains on investments and is partially offset by our increased income tax expense.

Both basic and fully diluted net income per share increased as a result of increased net income as described above. These increases were partially offset by an increase in the number of average shares outstanding due to the stock issued in conjunction with our Trigon acquisition on July 31, 2002, and an increase in the effect of dilutive securities. Also impacting shares outstanding was our repurchase of almost 1.6 million shares of our common stock for $91.0 million, at an average price of $57.44 per share. The share repurchases had a neutral impact to net income per share due to the fact that a majority of the buybacks occurred in the mid-to-late part of the first quarter of 2003.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,622.1	$1,451.8	$170.3	12%
Operating Gain	$110.6	$54.1	$56.5	104%
Operating Margin	6.8%	3.7%		310	bp
Membership (in 000s)	5,498	5,070	428	8%

Operating revenue increased $170.3 million, or 12%, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses and membership increases in our Individual business.

Operating gain increased $56.5 million, or 104%, primarily due to the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter and improved underwriting results in our Local Large Group fully-insured and Small Group businesses.

Membership increased 428,000, or 8%, primarily due to additional BlueCard activity and enrollment gains in our Local Large Group self-funded and Individual businesses. Our Midwest segment experienced a shift in membership from our Local Large Group fully-insured business to our Local Large Group self-funded business, primarily due to group employers’ desires to self-fund their insurance benefits in a weakening economy. Individual sales benefited from the introduction of new products.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,109.5	$985.3	$124.2	13%
Operating Gain	$62.9	$42.2	$20.7	49%
Operating Margin	5.7%	4.3%		140	bp
Membership (in 000s)	2,582	2,292	290	13%

Operating revenue increased $124.2 million, or 13%, primarily due to premium rate increases in our Local Large Group and Small Group businesses and membership increases primarily in our Local Large Group, Small Group, Medicaid and Individual businesses.

Operating gain increased $20.7 million, or 49%, primarily due to improved underwriting results in our Local Large Group business, with year over year improvement in all lines of business.

Membership increased 290,000, or 13%, primarily due to enrollment gains in our National Accounts business, increased BlueCard activity and enrollment gains in our Local Large Group business.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$253.0	$221.2	$31.8	14%
Operating Gain	$25.9	$7.5	$18.4	245%
Operating Margin	10.2%	3.4%		680	bp
Membership (in 000s)	889	809	80	10%

Operating revenue increased $31.8 million, or 14%, primarily due to higher premium rates particularly in our Local Large Group and Small Group businesses, and higher membership in our Individual and Federal Employee Program businesses.

Operating gain increased $18.4 million to $25.9 million in 2003, primarily due to improved underwriting results in our Small Group and Local Large Group fully-insured businesses. Also contributing to the improvement was a $6.3 million reduction of a liability for a large case-specific claim which was settled in April 2003.

Membership increased 80,000, or 10%, primarily due to increased National Accounts BlueCard activity.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. Our Southeast segment’s summarized results of operations for the three months ended March 31, 2003 are as follows:

Three Months Ended March 31, 2003
($ in Millions)
Operating Revenue	$913.4
Operating Gain	$70.3
Operating Margin	7.7%
Membership (in 000s)	2,567

Our integration activities remain on schedule, and we expect to achieve $40.0 million to $50.0 million of synergies in 2003 and at least $75.0 million by 2004. We captured approximately $10.0 million of synergies in the first quarter of 2003, primarily related to corporate overhead and information technology cost savings.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward.

Our Specialty segment’s summarized results of operations for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$159.6	$120.1	$39.5	33%
Operating Gain	$12.9	$12.4	$0.5	4%
Operating Margin	8.1%	10.3%		(220	) bp

Operating revenue increased $39.5 million, or 33%, primarily due to increased mail-order prescription volume at APM and the results of PRO Behavioral Health, which was acquired on June 1, 2002. This increased mail-order prescription volume was partially the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs executed during the later quarters of 2002. In the first quarter of 2003, mail-order prescription volume increased 21% and retail prescription volume increased 8% from the three months ended March 31, 2002. Our acquisition of PRO Behavioral Health increased our operating revenue in 2003 as it was not included in our results in 2002.

Operating gain increased $0.5 million, or 4%, primarily due to increased mail-order prescription volume and additional margin resulting from further penetration of generic drug prescriptions at APM. Improved results in our life business also contributed to the growth in operating gain. These improvements in operating gain were modestly offset by start-up and integration expenses associated with our behavioral health, dental and vision operations. Margin expansion is expected to resume after the second quarter of 2003.

Other

Our Other segment includes AdminaStar Federal, a subsidiary that administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$(41.7)	$(29.8)	$(11.9)	40%
Operating Loss	$(19.7)	$(9.6)	$(10.1)	105%

Operating revenue decreased $11.9 million, or 40%, to $(41.7) million in 2003. Excluding intersegment operating revenue eliminations of $95.3 million in 2003 and $66.2 million in 2002, operating revenue increased $17.2 million, or 47%, primarily due to additional revenue from our AdminaStar Federal’s 1-800 Medicare Help Line contract. This contract is with CMS for our operation of the 1-800 Medicare Help Line. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. We began transitioning this contract to the new contractor in April 2003, and we expect the transition to be essentially complete in July 2003.

Operating loss increased $10.1 million to $(19.7) million in 2003, primarily due to timing differences related to the allocation of technology expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this management’s discussion and analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, our investment portfolio and retirement benefits, which are discussed below. Our significant accounting policies are also summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At March 31, 2003, this liability was $1,947.1 million and represented 28% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported. Pending claims are those received by us, but not yet processed through our systems. We determine the amount of this liability for each of our business segments by following a detailed process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. Since the average life of most claims is just a few months, current medical cost trends and utilization patterns are very important in our estimate of claims liabilities. For information regarding our cost trends, refer to the cost of care discussion included within this management’s discussion and analysis.

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

Management constantly reviews its assumptions regarding our claims liabilities, and makes adjustments to benefit expense recorded, if necessary, in the period it deems appropriate. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the total benefit expense recorded in that quarter. Assuming a hypothetical 1% difference between our March 31, 2003 estimated claims liability and the actual claims paid, net income for the three months ending March 31, 2003 would increase or decrease by $12.4 million, while basic and diluted net income per share would increase or decrease by $0.09 per share.

Note 8 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 8, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we re-establish the “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required for actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy reduce benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business.

We believe we have consistently applied this methodology in determining our best estimate for unpaid claims liability each year. This is demonstrated by comparing prior year redundancies to total incurred claims recorded in each past year. This metric was 1.3% for 2000, 1.5% for 2001 and 1.9% for 2002. The trend of this metric indicates the consistency of our reserving procedures and policies.

Additional review of Note 8 indicates that we are paying claims faster. The percentage of claims paid in the same year as they were incurred increased to 84.3% in 2002 compared with 83.1% in 2001 and 81.3% in 2000. This is primarily attributable to our implementation of new systems and improved electronic connectivity with our provider networks. As a result of our improved connectivity we are able to process and pay claims faster.

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

To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate and net income in any given period could be materially impacted. In addition, the Internal Revenue Service continues its examination of two prior years. Three other prior years have not been subject to completed Internal Revenue Service examinations and are considered “open”.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets using Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and Statement of Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our annual impairment test of goodwill and other intangible assets (with indefinite lives) during the fourth quarter of 2002. Based upon these tests we have not incurred any impairment losses related to any intangible assets.

Our consolidated goodwill at March 31, 2003 was $2,483.9 million and other intangible assets were $1,262.8 million. The sum of goodwill and other intangible assets represented 30% of our total consolidated assets at March 31, 2003.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. Because of the amounts of goodwill and other intangible assets included in our consolidated balance sheet, the impairment analysis is significant. If we are unable to support a fair value estimate in future annual impairment tests, we may be required to record impairment losses against income in future periods.

Investments

Total investment securities were $6,394.1 million and represented 51% of our total consolidated assets at March 31, 2003. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. Unrealized gains or losses on these securities are included in accumulated comprehensive income as a separate component of shareholders’ equity. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when sold.

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

At March 31, 2003, we had gross unrealized gains of $254.9 million and gross unrealized losses of $4.2 million on our fixed maturity securities, which were substantially related to interest rate changes. We expect the scheduled principal and interest payments will be realized. Our equity securities are comprised of indexed mutual funds and the unrealized losses of $44.3 million at March 31, 2003 were a result of the current market fluctuations and are deemed to be temporary.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, and account for these plans in accordance with Financial Accounting Standards (FAS) No. 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we use a calculated value of plan assets (described below). Further, the effects on our computation of pension expense of the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods.

The most important factor in determining our pension expense is the assumption for expected return on plan assets. During 2002, we lowered our expected rate of return on plan assets to 8.50% (from 9.00% for 2002 expense recognition). We believe our assumption of future returns of 8.50% is reasonable. This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than 8.50% over the last two years and it is possible that we will further lower our assumption for expected return on plan assets if this trend continues. If we lower our expected return on plan assets, future contributions to the pension plan or pension expense would likely increase.

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

At March 31, 2003, our consolidated prepaid pension asset was $143.4 million. For the three months ended March 31, 2003, we recognized consolidated pretax pension expenses of $5.2 million.

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

New Accounting Pronouncements

On January 1, 2003, we adopted Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires more prominent disclosure and specifies the form, content and location of these disclosures in both our annual and interim financial statements. Adoption of this statement will not impact our financial position or results of operations, as we will continue to account for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 3 to our unaudited financial statements included in this Form 10-Q for the disclosures required by FAS 148.

There were no other new accounting pronouncements adopted during the three months ending March 31, 2003 that had a material impact on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from benefit expenses, administrative expenses, taxes, purchase of investment securities, interest expense and share repurchases. Cash outflows fluctuate with the amount and timing of settlement of these expenses. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries is in the form of cash and cash equivalents and investments. After considering expected cash flows from current operating activities, we generally invest cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are available for sale to meet liquidity and other needs. Excess capital is paid in the form of annual dividends by subsidiaries to their respective parent companies for general corporate use, as permitted by applicable regulations.

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have access to a $1.0 billion commercial paper program supported by a like amount of revolving credit facilities, which allow us to maintain further operating and financial flexibility.

Liquidity—Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

During 2003, net cash flow provided by operating activities was $249.0 million, as compared to $183.3 million in 2002, an increase of $65.7 million. The increase resulted from improved net income, offset by a decline in operating cash flow from our operating assets and liabilities. The decline in cash from operating assets and liabilities primarily resulted from payment for resolution of a litigation matter, and higher incentive and accrual payments during the first three months of 2003 as compared to 2002.

Net cash flow used in investing activities was $401.6 million in 2003, compared to $133.5 million in 2002, an increase of $268.1 million. The table below outlines the changes in investing cash flow between the two years:

Increase in net purchases of investments	$290.8
Decrease in purchases of subsidiaries	(9.5)
Decrease in net purchases and proceeds from sale of property and equipment	(13.2)

Total increase in cash used in investing activities	$268.1

The purchase of investment securities increased as operating cash was moved into our investment portfolio and cash balances held by our investment managers was reduced. The decrease in subsidiary purchases resulted primarily from minimal activity in 2003 versus the $10.6 million purchase of the remaining 50% interest of Maine Partners Health Plan in 2002. The decreased property and equipment net purchases primarily resulted from fewer computer equipment and software purchases in 2003 as compared to 2002.

Net cash flow used in financing activities was $78.4 million in 2003 compared to cash provided of $0.1 million in 2002. During 2003, $91.0 million was used to repurchase our common stock. The company  received $12.6 million of proceeds resulting from the issuance of common stock related to the exercise of stock options and through our employee stock purchase program. The employee stock purchase program was initiated in June 2002, and therefore no purchases were made during the three months ended March 31, 2002. Also,  during the three months ended March 31, 2002, there were very few stock options that were vested and eligible for exercise, as compared to the three months ended March 31, 2003. The majority of stock options  exercised during the first three months of 2003 were Trigon options that vested and converted to Anthem options upon the merger with us in July 2002.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash and cash equivalents and investments of $6.9 billion at March 31, 2003. Total cash and cash equivalents and investments increased by $215.0 million from December 31, 2002, primarily resulting from our strong cash flows generated from operating activities, partially offset by cash used for stock repurchases.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. From January 1, 2003 to March 31, 2003, Anthem has received $50.0 million of dividends from its subsidiaries. During April 2003, Anthem received $347.0 million of dividends from its subsidiaries. At March 31, 2003, Anthem held approximately $275.0 million of our consolidated $6.9 billion of cash and cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 24.3% as of March 31, 2003 and 24.7% as of December 31, 2002.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa2 “ by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. Under the other facility, which expires July 1, 2003, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at July 1, 2003 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of March 31, 2003. There were no borrowings under these facilities for the three months ending March 31, 2003.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the three months ending March 31, 2003.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of a potential offering and the securities being offered will be provided at the time of such offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, investments in our subsidiaries or the financing of possible acquisitions or business expansion.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based  upon these requirements, we are expecting approximately $425.0 million of dividends to be paid to Anthem during the full year 2003, including the $397.0 million, which was paid in the period from January 1, 2003 to April 30, 2003.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a new program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased nearly 1.6 million shares of our common stock during the three months ended March 31, 2003 at a cost of $91.0 million. We currently have $409.0 million of authorization remaining under this program.

In 2001, Anthem Southeast started an estimated four-year, $84.0 million building construction project to expand its regional offices in Richmond, Virginia. The expansion plan includes construction of a four-story, 308,000-square-foot building to house the operations center and major renovation to Trigon’s existing headquarter building. Construction for the new building began in 2001, with completion scheduled for mid-2003. Renovations of the current facility will begin once the new building is completed with a scheduled completion date in 2005. The project will be funded using internal cash and investments. Through March 31, 2003, we have capitalized $43.5 million related to the ongoing construction. There are currently no other commitments for major capital expenditures to support existing business.

We currently have an acquisition pending with BCBS-KS for a purchase price of $190.0 million. See the “Significant Transactions” section of this management’s discussion and analysis for additional details.

Anthem Insurance has $100.0 million of senior guaranteed notes maturing in July 2003 that will be repaid from operating cash flows of Anthem Insurance. Anthem and its subsidiaries lease office space and certain computer equipment using non-cancelable operating leases. Estimated 2003 lease payments for these leases with initial or remaining non-cancelable terms of one year or more are $43.5 million.

For additional information on our future debt maturities and lease commitments, see Notes 5 and 14 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and managed care products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2002, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements of a licensee of the Blue Cross Blue Shield Association.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment strategy is the preservation of our asset base and the maximization of portfolio income given an acceptable level of risk. Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk and market valuation risk. No material changes to any of these risks have occurred since December 31, 2002. For a more detailed discussion of market risk, refer to our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 million for bad faith in claims handling and appeals processing, $49.0 million for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8 million. Both companies filed an appeal of the verdict on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 for breach of contract against CIC, affirmed the award of $2.5 million compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 million in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem and CIC. In December 2001, CIC paid the award of $2.5 million compensatory damages for bad faith and the award of $1,350 for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 million to $30.0 million plus interest. The Court also ruled that the plaintiff would receive $10.0 million of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 million plus interest and that the remainder of the award should be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. This matter has been terminated.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

a)	Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	Form 8-K furnished, not filed, on February 4, 2003 attaching a press release reporting financial results for the fourth quarter and full year 2002.

2.	Form 8-K furnished, not filed, on March 3, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

3.	Form 8-K furnished, not filed, on March 17, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

4.	Form 8-K furnished, not filed, on March 24, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed, excluding a non-recurring benefit of approximately $0.11 per diluted share attributable to the release of certain reserves resulting from the resolution of Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al.

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

Date: April 30, 2003

CERTIFICATIONS

I, Larry C. Glasscock, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Anthem, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ LARRY C. GLASSCOCK
Larry C. Glasscock Chief Executive Officer

Date: April 30, 2003

I, Michael L. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Anthem, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL L. SMITH
Michael L. Smith Chief Financial and Accounting Officer

Date: April 30, 2003

INDEX TO EXHIBITS

Exhibit Number		Document
4.18		Commercial Paper Dealer Agreement dated March 11, 2003, among Anthem, Inc., as Issuer and J.P. Morgan Securities, Inc., Banc of America Securities LLC and Salomon Smith Barney, Inc., each as Dealer.

4.19		Issuing and Paying Agency Agreement dated March 11, 2003 by and between Anthem, Inc. and J.P. Morgan Chase Bank.

10.25	(i)	Second Amemdment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective October 31, 2002.

	(ii)	Third amendment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective January 1, 2002.

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.