Form 10-Q
period 2003-06-30
ANTHEM INC
filed 2003-07-31
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-16751

ANTHEM, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Monument Circle Indianapolis, Indiana	46204-4903
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 21, 2003
Common Stock, $0.01 par value	138,620,479 shares

ANTHEM, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2003

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ANTHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,506.2	$5,797.4
Equity securities	167.8	150.7

	6,674.0	5,948.1
Cash and cash equivalents	475.9	694.9
Premium and self-funded receivables	997.7	892.7
Reinsurance receivables	82.8	76.5
Other receivables	231.3	192.3
Income tax receivables	6.8	11.7
Other current assets	73.0	60.3

Total current assets	8,541.5	7,876.5
Restricted cash and investments	53.7	49.1
Property and equipment	524.5	537.4
Goodwill	2,463.0	2,484.9
Other intangible assets	1,250.8	1,274.6
Other noncurrent assets	75.4	70.6

Total assets	$12,908.9	$12,293.1

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,896.4	$1,826.0
Future policy benefits	358.2	344.7
Other policyholder liabilities	433.6	497.3

Total policy liabilities	2,688.2	2,668.0
Unearned income	334.7	326.6
Accounts payable and accrued expenses	370.9	471.8
Bank overdrafts	376.4	357.9
Income taxes payable	84.1	109.8
Other current liabilities	835.3	514.8

Total current liabilities	4,689.6	4,448.9
Long term debt, less current portion	1,661.1	1,659.4
Retirement benefits	13.9	50.6
Deferred income taxes	518.0	389.9
Other noncurrent liabilities	292.0	382.0

Total liabilities	7,174.6	6,930.8
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2003, 138,540,826; 2002, 139,332,132	1.4	1.4
Additional paid in capital	4,732.2	4,762.2
Retained earnings	804.7	481.3
Unearned restricted stock compensation	(4.3)	(5.3)
Accumulated other comprehensive income	200.3	122.7

Total shareholders’ equity	5,734.3	5,362.3

Total liabilities and shareholders’ equity	$12,908.9	$12,293.1

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues
Premiums	$3,736.2	$2,601.9	$7,431.9	$5,131.4
Administrative fees	289.9	216.1	582.0	417.1
Other revenue	33.1	19.8	61.2	37.9

Total operating revenue	4,059.2	2,837.8	8,075.1	5,586.4
Net investment income	65.6	59.7	137.1	120.2
Net realized gains (losses) on investments	(9.4)	2.6	3.5	5.9
Loss on sale of subsidiary operations	(1.0)	—	(1.0)	—

	4,114.4	2,900.1	8,214.7	5,712.5

Expenses
Benefit expense	3,017.3	2,174.8	6,053.9	4,311.2
Administrative expense	773.9	544.4	1,490.3	1,050.0
Interest expense	32.8	17.5	65.7	35.1
Amortization of other intangible assets	11.8	4.1	23.7	7.4

	3,835.8	2,740.8	7,633.6	5,403.7

Income before income taxes and minority interest	278.6	159.3	581.1	308.8
Income taxes	99.9	52.8	209.7	102.0
Minority interest	1.4	0.3	2.4	0.8

Net income	$177.3	$106.2	$369.0	$206.0

Net income per share
Basic	$1.28	$1.03	$2.66	$2.00

Diluted	$1.25	$1.01	$2.61	$1.96

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In Millions, Except Share Data)	Number of Shares	Par Value
Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3
Net income	—	—	—	369.0	—	—	369.0
Change in net unrealized gains on investments	—	—	—	—	—	77.6	77.6

Comprehensive income							446.6
Repurchase and retirement of common stock	(1,820,800)	—	(62.2)	(45.6)	—	—	(107.8)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of amortization	1,029,494	—	32.2	—	1.0	—	33.2

Balance at June 30, 2003	138,540,826	$1.4	$4,732.2	$804.7	$(4.3)	$200.3	$5,734.3

Balance at December 31, 2001	103,295,675	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	206.0	—	—	206.0
Change in net unrealized gains on investments	—	—	—	—	—	1.7	1.7

Comprehensive income							207.7
Repurchase and retirement of common stock	(557,500)	—	(10.6)	(26.9)	—	—	(37.5)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of amortization	93,700	—	6.7	—	(6.4)	—	0.3
Adjustments related to the demutualization	60,228	—	0.2	—	—	—	0.2

Balance at June 30, 2002	102,892,103	$1.1	$1,957.1	$234.8	$(6.4)	$44.1	$2,230.7

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
(In Millions)	2003	2002
Operating activities
Net income	$369.0	$206.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(3.5)	(5.9)
Depreciation, amortization and accretion	118.5	55.9
Deferred income taxes	101.0	29.9
Loss on sale of subsidiary operations	1.0	—
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(5.0)	(0.8)
Receivables	(136.7)	(67.8)
Other assets	(14.4)	(13.3)
Policy liabilities	26.3	113.2
Unearned income	8.2	(17.9)
Accounts payable and accrued expenses	(97.4)	(83.7)
Other liabilities	48.1	58.5
Income taxes	(20.9)	(30.7)

Cash provided by operating activities	394.2	243.4

Investing activities
Purchases of investments	(2,602.2)	(1,446.3)
Sales or maturities of investments	2,122.0	1,559.0
Purchases of subsidiaries, net of cash acquired	(4.1)	(18.1)
Sale of subsidiary, net of cash sold	(2.8)	—
Proceeds from sale of property and equipment	4.2	1.5
Purchases of property and equipment	(54.0)	(42.9)

Cash provided by (used in) investing activities	(536.9)	53.2

Financing activities
Repurchase and retirement of common stock	(107.8)	(37.5)
Proceeds from exercise of stock options and employee stock purchase plan	31.5	—
Adjustment to payments to eligible statutory members in the demutualization	—	0.2

Cash used in financing activities	(76.3)	(37.3)

Change in cash and cash equivalents	(219.0)	259.3
Cash and cash equivalents at beginning of period	694.9	406.4

Cash and cash equivalents at end of period	$475.9	$665.7

See accompanying notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

(Dollars in Millions, Except Share Data)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. (“Anthem”) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and six month periods ended June 30, 2003 and 2002 have been recorded. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.    Acquisitions

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”) for a purchase price of $4,038.1. Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. The acquisition provided the Company with a new segment (Southeast) with approximately 2.5 million members and a nearly forty percent share of the Virginia market for health benefits. The results of operations for Trigon are included in the Company’s consolidated income statement after the completion of the acquisition.

Pending Acquisition

On May 31, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. Under the proposed transaction, BCBS-KS would demutualize and convert to a stock insurance company. The agreement calls for Anthem Insurance to pay $190.0 in exchange for all of the shares of BCBS-KS. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. On February 19, 2002, the Board of Directors of BCBS-KS voted unanimously to appeal the Kansas Insurance Commissioner’s decision and BCBS-KS sought to have the decision overturned in Shawnee County District Court. The Company joined BCBS-KS in the appeal, which was filed on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled on the BCBS-KS appeal. The Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the Court’s order. On June 10, 2002, the Kansas Insurance Commissioner appealed the Court’s ruling to the Kansas Supreme Court. In March 2003, the Kansas Supreme Court heard oral arguments of the parties to this case. A ruling from the Kansas Supreme Court has not been issued.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2003, the Company repurchased and retired 1,820,800 shares, at an average per share price of $59.22, for an aggregate cost of $107.8. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

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

During the six months ended June 30, 2003, the Company granted stock options to purchase 1,806,750 shares to certain eligible employees. The weighted average exercise price of these options was $71.61 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors. For the six months ended June 30, 2003, 854,537 options were exercised pursuant to both the 2001 Stock Incentive Plan and the former Trigon Stock Plans, for an aggregate total proceeds to the Company of $20.6.

During the six months ended June 30, 2003, the Company granted 19,514 shares of stock and restricted stock, including 16,849 restricted shares to Anthem Southeast employees under long-term incentive agreements and 2,665 shares to non-employee directors at the fair value of the stock on the grant date. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Expense of $0.5 and $1.1 has been recorded for the three and six months ended June 30, 2003, respectively.

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

On January 27, 2003, the Board of Directors approved, subject to shareholder approval, amendments to the Stock Plan including the following: (i) increase the number of shares of common stock available for distribution under the plan from 7,000,000 to 20,000,000, (ii) authorize the grant of shares of restricted and unrestricted common stock in lieu of the Company’s obligations to pay cash under other plans and compensatory arrangements, including the Company’s Annual Incentive Plan and Long Term Incentive Plan; and (iii) certain other changes necessary in order for the Stock Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code. Shareholders approved the amendments to the Stock Plan at their meeting on May 12, 2003.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Stock (continued)

Employee Stock Purchase Plan

Employee purchases under the Employee Stock Purchase Plan were 222,062 shares, with a total purchase amount of $10.9 during the six months ended June 30, 2003. As of June 30, 2003, payroll deductions of $1.2 have been accumulated toward purchases for the three-month period ending August 31, 2003.

Pro Forma Disclosure

FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends FAS 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure and specifies the form, content and location of those disclosures in both annual and interim financial statements. Adoption of FAS 148 had no impact on the Company’s financial position or results of operations. The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of FAS 123, as amended by FAS 148. Required disclosures are presented below.

Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The stock-based employee compensation expense included in reported net income represents compensation expense from restricted stock awards being amortized over the awards vesting period. The Company’s pro forma information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Reported net income	$177.3	$106.2	$369.0	$206.0
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.4	0.2	0.7	0.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(5.8)	(3.2)	(10.6)	(4.8)

Pro forma net income	$171.9	$103.2	$359.1	$201.4

Earnings per share:
Basic—as reported	$1.28	$1.03	$2.66	$2.00
Basic—pro forma	1.24	1.00	2.59	1.95

Diluted—as reported	1.25	1.01	2.61	1.96
Diluted—pro forma	1.21	0.98	2.53	1.93

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Earnings Per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Denominator for basic earnings per share—weighted average shares	138,204,992	103,027,761	138,452,556	103,174,714
Effect of dilutive securities—employee and director stock options and non-vested restricted stock awards	1,286,964	650,550	1,265,221	567,932
Effect of dilutive securities—contingent shares to be issued under long-term incentive plan	383,155	—	191,578	—
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	2,045,009	1,832,413	1,722,317	1,422,186

Denominator for diluted earnings per share	141,920,120	105,510,724	141,631,672	105,164,832

Weighted average shares used for basic earnings per share assumes adjustments, if any, to common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

5.    Investments

During the three months ended June 30, 2003, the Company recorded a $23.3 charge for other than temporary impairment of equity securities. This charge is reported with net realized gains (losses) on investments.

6.    Segment Information

Financial data by reportable segment for the three and six months ended June 30, 2003 and 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2003
Operating revenue from external customers	$1,641.8	$1,128.7	$253.3	$929.1	$61.1	$45.2	$4,059.2
Intersegment revenues	2.8	(11.7)	1.2	2.4	118.5	(113.2)	—
Operating gain (loss)	104.1	74.5	21.4	91.1	16.0	(39.1)	268.0

Three Months Ended June 30, 2002
Operating revenue from external customers	1,508.6	993.8	236.0	—	55.8	43.6	2,837.8
Intersegment revenues	—	—	—	—	71.1	(71.1)	—
Operating gain (loss)	61.5	52.9	10.1	—	12.8	(18.7)	118.6

Six Months Ended June 30, 2003
Operating revenue from external customers	3,261.5	2,250.3	505.3	1,841.9	117.4	98.7	8,075.1
Intersegment revenues	5.2	(23.8)	2.2	3.0	221.8	(208.4)	—
Operating gain (loss)	214.7	137.4	47.3	161.4	28.9	(58.8)	530.9

Six Months Ended June 30, 2002
Operating revenue from external customers	2,960.4	1,979.1	457.2	—	109.7	80.0	5,586.4
Intersegment revenues	—	—	—	—	137.3	(137.3)	—
Operating gain (loss)	115.6	95.1	17.6	—	25.2	(28.3)	225.2

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Segment Information (continued)

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Reportable segments operating revenues	$4,059.2	$2,837.8	$8,075.1	$5,586.4
Net investment income	65.6	59.7	137.1	120.2
Net realized gains (losses) on investments	(9.4)	2.6	3.5	5.9
Loss on sale of subsidiary operations	(1.0)	—	(1.0)	—

Total revenues	$4,114.4	$2,900.1	$8,214.7	$5,712.5

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Reportable segments operating gain	$268.0	$118.6	$530.9	$225.2
Net investment income	65.6	59.7	137.1	120.2
Net realized gains (losses) on investments	(9.4)	2.6	3.5	5.9
Loss on sale of subsidiary operations	(1.0)	—	(1.0)	—
Interest expense	(32.8)	(17.5)	(65.7)	(35.1)
Amortization of other intangible assets	(11.8)	(4.1)	(23.7)	(7.4)

Income before income taxes and minority interest	$278.6	$159.3	$581.1	$308.8

7.    Debt and Commitments

On July 15, 2003, $100.0 of senior guaranteed notes of Anthem Insurance matured and were repaid by Anthem Insurance.

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility, which now expires June 29, 2004. There were no material changes in terms, including required compliance with certain covenants, from the previous facility. Any amounts outstanding under this facility at June 29, 2004 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. There were no borrowings under these facilities during the six months ended June 30, 2003.

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company. There were no borrowings under this commercial paper program during the six months ended June 30, 2003.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Comprehensive Income

The following table shows comprehensive income for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$177.3	$106.2	$369.0	$206.0
Change in net unrealized gains on investments	78.8	35.6	77.6	1.7

Comprehensive income	$256.1	$141.8	$446.6	$207.7

9.    Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings, which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, sought injunctive relief to preclude the Company from allegedly making coverage decisions relating to medical necessity without complying with the express terms of the policy documents, and unspecified monetary damages (both compensatory and punitive). The Court denied class certification in this case on September 26, 2002. The case settled for $5,000 (actual dollars), and was dismissed with prejudice by order of the Court on July 18, 2003.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. Following the payment and Satisfaction of Judgment, this matter has been terminated and in March 2003, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the six months ended June 30, 2003.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are one of the nation’s largest health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of June 30, 2003, we provided health benefit services to more than 11.7 million members of our health plans.

Our health business segments are strategic business units delineated by geographic areas within which we offer similar products and services. We manage our health business segments with a local focus to address each market’s unique competitive, regulatory and health care delivery characteristics. Our health business segments are: Midwest, which includes Indiana, Kentucky and Ohio; East, which includes Connecticut, New Hampshire and Maine; West, which includes Colorado and Nevada; and Southeast, which is Virginia, excluding the immediate suburbs of Washington D.C.

In addition to our four health business segments, our reportable segments include a Specialty segment that is comprised of businesses providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Our Specialty segment is not delineated by geography.

Our Other segment is comprised of AdminaStar Federal, which administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; intersegment revenue and expense eliminations; and corporate expenses not allocated to our health or Specialty segments.

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

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for health benefits. Our administrative fees come from contracts where our customers are self-insured, from the administration of Medicare programs and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-pays and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management company.

Our benefit expense consists of costs of care for health services consumed by our members for outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital procedures per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense for each reporting period consists of actuarial estimates of claims incurred but not yet paid by us.

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

The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six months ended June 30, 2003 and 2002 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2003.

Significant Transactions

On July 31, 2002, we completed the purchase of 100% of the outstanding stock of Trigon Healthcare, Inc., or Trigon. Trigon was Virginia’s largest health benefits company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. The acquisition provided us with a new segment, our Southeast segment, with approximately 2.5 million members and a nearly forty percent share of the Virginia market for health benefits. The Trigon acquisition allowed us to further expand our territory as a Blue Cross Blue Shield licensee. The results of operations for Trigon are included in our consolidated income statement after completion of the acquisition.

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

Membership—June 30, 2003 Compared to June 30, 2002

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

•

National Accounts customers are multi-state employer groups headquartered in an Anthem service area with 1,000 or more eligible employees, including 50 or more located in a service area where Anthem is not a Blue Cross Blue Shield Association licensee. Included within the National Accounts business are our customers who represent enrollees of other Blue Cross and Blue Shield Plans, or the “home” plans, who receive health care services in our Blue Cross and Blue Shield licensed markets. These customers are primarily BlueCard members.

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs which we manage for the states of Connecticut, New Hampshire and Virginia.

BlueCard membership, reported with National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. We perform certain administrative functions for BlueCard members, while other administrative functions, including maintenance of enrollment information, is performed by the home plan. The administrative fees we receive are based on the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims from providers in our network who have provided service to BlueCard members. To calculate BlueCard membership, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines.

In addition to reporting our membership by customer type, we report membership by funding arrangement according to the level of risk we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

The renewal patterns of our fully-insured Local Large Group and Small Group business are as follows: approximately 35% of renewals occur during the first quarter, approximately 20% of renewals occur during the second quarter, approximately 30% of renewals occur during the third quarter and approximately 15% of renewals occur during the fourth quarter. These renewal patterns have remained relatively consistent over the past year and allow us to adjust our pricing and benefit plan designs in response to market conditions throughout the year.

The following table presents our health membership by segment, customer type and funding arrangement as of June 30, 2003 and 2002, comparing total and same-store membership respectively. We define same-store membership as our membership at a given period end in a segment or for a particular customer or funding type, after excluding the impact of members obtained or lost through significant acquisitions or dispositions during such period. We believe that same-store membership comparisons best capture the rate of organic growth of our operations. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	June 30, 2003	Southeast June 30, 2003	Same- Store June 30, 2003	June 30, 2002	Change	%	Same- Store Change	Same- Store %
	(In Thousands)
Segment
Midwest	5,597	—	5,597	5,132	465	9%	465	9%
East	2,611	—	2,611	2,346	265	11	265	11
West	912	—	912	843	69	8	69	8

Same-Store	9,120	—	9,120	8,321	799	10	799	10
Southeast	2,621	2,621	—	—	2,621	NM [1]	—	—

Total	11,741	2,621	9,120	8,321	3,420	41%	799	10%

Customer Type
Local Large Group	3,857	948	2,909	2,807	1,050	37%	102	4%
Small Group	1,195	341	854	820	375	46	34	4
Individual	1,155	299	856	755	400	53	101	13
National Accounts[2]	4,523	728	3,795	3,255	1,268	39	540	17
Medicare + Choice	97	—	97	103	(6)	(6)	(6)	(6)
Federal Employee Program	697	234	463	447	250	56	16	4
Medicaid	217	71	146	134	83	62	12	9

Total	11,741	2,621	9,120	8,321	3,420	41%	799	10%

Funding Arrangement
Self-funded	6,279	1,229	5,050	4,380	1,899	43%	670	15%
Fully-insured	5,462	1,392	4,070	3,941	1,521	39	129	3

Total	11,741	2,621	9,120	8,321	3,420	41%	799	10%

[1]	NM = Not meaningful.

[2]	Includes 2,788 BlueCard members as of June 30, 2003 (including 370 from our Southeast segment) and 2,056 BlueCard members as of June 30, 2002.

During the twelve months ended June 30, 2003, total membership increased approximately 3.4 million, or 41%, primarily due to our acquisition of Trigon, which became our Southeast segment. On a same-store basis, total membership increased 799,000, or 10%, primarily in National Accounts, Local Large Group and Individual businesses. The following discussion of membership changes between periods excludes our Southeast members, which are identified separately in the table above.

The primary driver of our same-store membership change was the increase in National Accounts membership of 540,000, or 17%, primarily due to a significant increase in BlueCard activity and gains in our National Accounts control or “home” business. Our National Accounts growth is attributed to the market’s recognition of the value of our networks and the related discounts we can secure, as well as the breadth of our product offerings. BlueCard growth is attributable to increased sales by other Blue Cross Blue Shield licensees to accounts with members who reside in or travel to our licensed areas.

Also contributing to our same-store membership growth were our Local Large Group, Individual and Small Group businesses, primarily due to the introduction of new, more affordable product designs for each customer segment and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 670,000, or 15%, primarily due to an increase in National Accounts BlueCard activity. Fully-insured membership grew by 129,000 members, or 3%, primarily in our Individual Under 65 business, as explained above. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group and National Accounts customers shifted from fully-insured to self-funded. Due to current economic conditions, certain large accounts are assuming the health care risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our operating gain for the three or six months ended June 30, 2003.

Cost of Care

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended June 30, 2003, compared to the 12-month period ended June 30, 2002, for our Local Large Group and Small Group fully-insured businesses only. Membership in these customer groups represented approximately 60% of our premiums for the six months ended June 30, 2003. In all of our cost of care trends presented below, we have included the impact of our Trigon acquisition for the entire rolling 12-month periods, including periods prior to July 31, 2002. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was approximately 11%, driven primarily by professional services costs and outpatient services costs, weighted as a percentage of cost of care expense. We believe that our cost of care trends will range from 10.5% to 11.5% through the remainder of 2003.

Professional services costs, which represented 35% of our claim costs, increased approximately 10%. Our overall professional services trend increased due to both higher utilization and unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we are promoting and implementing performance based contracts that reward outcomes and quality, developing clinical partnerships to advance uniform, evidence-based medical care and preventive guidelines and expanding our relationships with professional medical societies.

Outpatient services costs, which represented 24% of our claim costs, increased approximately 13% driven approximately 60% by unit cost and 40% by utilization increases. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures. Unit costs per visit increased as more procedures are being performed during each emergency room visit to an outpatient provider, as well as the impact of price increases imposed within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules, selective contracting with freestanding specialty facilities, expansion of our radiology management network program and initiating national contracting programs.

Pharmacy benefit costs, which represented 19% of our claim costs, increased by approximately 10%, primarily due to unit price increases on existing drugs and, to a lesser extent, the introduction of new, higher cost drugs. Growth in utilization has slowed due to plan design changes, the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002, the impact of a study that concluded that hormone replacement for most post-menopausal women is not recommended, and lower antibiotic usage. The introduction of new drugs continues, supported by direct-to-consumer advertising by pharmaceutical companies and expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol and gastrointestinal disease. In response to increasing pharmacy benefit costs, we are implementing modified plan designs and we have recontracted in an effort to secure better pricing from retail pharmacies. In addition, we continually evaluate our drug formulary, to assure appropriate access to available drug therapies for our members. We have about two-thirds of our membership in three-tier drug programs and do not expect significant change from that level.

Inpatient services costs, which represented 22% of our claim costs, increased approximately 10%. About 80% of this trend resulted from unit cost increases and about 20% resulted from utilization increases. The unit cost increases were primarily due to implementation of new provider contracts and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. We have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as diabetes and asthma, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety, with targeted higher correlation of cost-effectiveness and clinical quality.

Results of Operations—Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Our consolidated results of operations for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Operating revenue and premium equivalents [1,6]	$5,944.1	$3,961.9	$1,982.2	50%

Premiums	$3,736.2	$2,601.9	$1,134.3	44%
Administrative fees	289.9	216.1	73.8	34
Other revenue	33.1	19.8	13.3	67

Total operating revenue	4,059.2	2,837.8	1,221.4	43
Benefit expense	3,017.3	2,174.8	842.5	39
Administrative expense	773.9	544.4	229.5	42

Total operating expense	3,791.2	2,719.2	1,072.0	39

Operating gain [2]	268.0	118.6	149.4	126
Net investment income	65.6	59.7	5.9	10
Net realized gains (losses) on investments	(9.4)	2.6	(12.0)	NM 3
Loss on sale of subsidiary operations	(1.0)	—	(1.0)	NM [3]
Interest expense	32.8	17.5	15.3	87
Amortization of other intangible assets	11.8	4.1	7.7	188

Income before taxes and minority interest	278.6	159.3	119.3	75
Income taxes	99.9	52.8	47.1	89
Minority interest	1.4	0.3	1.1	NM 3

Net income	$177.3	$106.2	$71.1	67%

Average basic shares outstanding (in millions)	138.2	103.0	35.2	34%
Average diluted shares outstanding (in millions)	141.9	105.5	36.4	35
Basic net income per share	$1.28	$1.03	$0.25	24
Diluted net income per share	$1.25	$1.01	$0.24	24%
Benefit expense ratio [4]	80.8%	83.6%		(280	) bp [5]
Administrative expense ratio:
Calculated using total operating revenue [6,7]	19.1%	19.2%		(10	) bp [5]
Calculated using operating revenue and premium equivalents [6,8]	13.0%	13.7%		(70	) bp [5]
Operating margin [9]	6.6%	4.2%		240	bp [5]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Operating revenue and premium equivalents is a measure used in the health benefits industry to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded business. It is obtained by adding to premiums, administrative fees and other revenue, the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration and billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. A reconciliation of this measure to total operating revenue, the most directly comparable measure as presented in the consolidated statements of income, is as follows:

	Three Months Ended June 30		Change
	2003	2002	$	%
	($ in Millions)
Operating revenue and premium equivalents	$5,944.1	$3,961.9	$1,982.2	50%
Premium equivalents	(1,884.9)	(1,124.1)	(760.8)	68

Total operating revenue	$4,059.2	$2,837.8	$1,221.4	43%

We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business.

[2]	We use operating gain to evaluate the performance of our reportable segments, as defined by FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains (losses) on investments, loss on sale of subsidiary operations, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management. For additional information, see Note 6 to our unaudited consolidated financial statements for the three months ended June 30, 2003 and 2002 included in this Form 10-Q. Our definition of operating gain may not be comparable to similarly titled measures reported by other companies.

[3]	NM = Not meaningful.

[4]	Benefit expense ratio = Benefit expense ÷ Premiums.

[5]	bp = basis point; one hundred basis points = 1%.

[6]	While we include two calculations of administrative expense ratio, we believe that administrative expense ratio calculated using operating revenue and premium equivalents is a better measure of efficiency as it eliminates changes in the ratio caused by changes in our mix of fully-insured and self-funded business. All discussions and explanations related to administrative expense ratio will be related to administrative expense ratio calculated using operating revenue and premium equivalents. See our reconciliation of operating revenue and premium equivalents to operating revenue in footnote 1 above.

[7]	Administrative expense ratio calculated using total operating revenue = Administrative expense ÷ Total operating revenue.

[8]	Administrative expense ratio calculated using operating revenue and premium equivalents = Administrative expense ÷ Operating revenue and premium equivalents. See our reconciliation of operating revenue and premium equivalents to operating revenue in note 1 above.

[9]	Operating margin = Operating gain ÷ Total operating revenue.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Trigon acquisition for the three months ended June 30, 2003.

Premiums increased $1,134.3 million, or 44%, to $3,736.2 million in 2003. On a same-store basis, premiums increased $283.8 million, or 11%, primarily due to premium rate increases in our Local Large Group and Small Group businesses. Our same-store premium yields for our fully-insured Local Large Group and Small Group businesses, were approximately 12% on a rolling 12-month basis as of June 30, 2003. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual business.

Administrative fees increased $73.8 million, or 34%, to $289.9 million in 2003. On a same-store basis, administrative fees decreased $4.6 million, or 2%, primarily due to a $6.0 million increase in reserves for provider recoveries in our Midwest segment, the termination of an East segment third party administrator arrangement and the sale of our third party occupational health services businesses in 2002. These decreases in administrative fees were partially offset by increases in BlueCard activity and revenues from self-funded membership.

Other revenue, which is comprised principally of co-pays and deductibles associated with Anthem Prescription Management’s, or APM’s, sale of mail-order drugs, increased $13.3 million, or 67%, to $33.1 million in 2003. APM is our pharmacy benefit manager and provides its services principally to members of other Anthem affiliates. On a same-store basis, other revenue increased $10.7 million, or 54%, primarily due to additional mail-order prescription volume. This increased volume was partially the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs and an increase in membership using APM’s benefits.

Benefit expense increased $842.5 million, or 39%, to $3,017.3 million in 2003. Included in these results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments. On a same-store basis, benefit expense increased $184.5 million, or 8%, to $2,359.3 million in 2003. Included in these same-store results was a $15.9 million net favorable prior year reserve development recorded during the second quarter of 2003. Excluding net reserve developments, same-store benefit expense increased $200.4 million, or 9%, primarily due to increased cost of care and higher average membership. Higher costs of care were driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 280 basis points from 83.6% in 2002 to 80.8% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 180 basis points to 81.8% in 2003, primarily due to lower than anticipated medical costs, net favorable prior year reserve developments, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Administrative expense increased $229.5 million, or 42%, to $773.9 million in 2003. Included in these results was a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment. On a same-store basis, administrative expense increased $47.1 million, or 9%, primarily due to the following: increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business; higher salary and benefits costs resulting from normal merit and benefits increases; and additional incentive compensation. On a same-store basis, our administrative expense ratio decreased 70 basis points to 13.0% in 2003, primarily due to our growth in operating revenue and premium equivalents and the leveraging of our costs over these increased revenues. See footnotes 1, 6 and 8 to our “Results of Operations—Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002” table.

Net investment income increased $5.9 million, or 10%, to $65.6 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by a decrease in average yields from new investments.

Net realized gains (losses) on investments decreased $12.0 million to a $9.4 million loss in 2003. A summary is as follows:

	Three Months Ended June 30
	2003	2002	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$13.6	$3.8	$9.8
Net realized gains from the sale of equity securities	0.3	—	0.3
Other than temporary impairments of equity securities	(23.3)	(1.2)	(22.1)

Net realized gains (losses) on investments	$(9.4)	$2.6	$(12.0)

Interest expense increased $15.3 million, or 87%, to $32.8 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition.

Amortization of other intangible assets increased $7.7 million to $11.8 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition.

Income tax expense increased $47.1 million, or 89%, to $99.9 million in 2003, primarily due to increased income before taxes. Our effective income tax rate increased to 35.9% in 2003 from 33.1% in 2002. This 280 basis point increase in the effective income tax rate is primarily due to the release of a net deferred tax valuation allowance in 2002. Our current effective tax rate is more consistent with our expected rate on future earnings.

Both basic and diluted net income per share for the three months ended June 30, 2003 increased from the three months ended June 30, 2002 primarily as a result of increased net income. These increases were partially offset by increases in the number of average shares outstanding primarily due to the stock issued in conjunction with our Trigon acquisition on July 31, 2002. Partially offsetting these increases in shares outstanding was our repurchase of shares of our common stock.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,644.6	$1,508.6	$136.0	9%
Operating Gain	$104.1	$61.5	$42.6	69%
Operating Margin	6.3%	4.1%		220	bp
Membership (in 000s)	5,597	5,132	465	9%

Operating revenue increased $136.0 million, or 9%, primarily due to premium rate increases in substantially all of our existing fully-insured businesses. Also contributing to this growth were membership increases in our Individual and Small Group businesses. Operating revenue increases were partially offset by changes in the mix of our products with lower per member per month premium dollars and an overall shift by our National Accounts and Local Large Group customers to self funding arrangements, with therefore lower revenues received by us.

Operating gain increased $42.6 million, or 69%, primarily due to improved underwriting results in our Local Large Group fully-insured and Medicare + Choice businesses, and a net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003. These increases were partially offset by a $6.0 million increase in reserves for provider recoveries recorded during the second quarter of 2003. Partially offsetting improved results were lower operating gains recorded by our Individual business, primarily due to spending on systems to replace our claims, enrollment and customer service technology. While significant reserves for provider recoveries are not expected to be recurring, the amount and timing of potential future adjustments are not predictable. We constantly review our assumptions regarding our claims liabilities and our reserves for provider recoveries, and we make adjustments in the appropriate period if necessary.

Membership increased 465,000, or 9%, primarily due to additional BlueCard activity and enrollment gains in our other National Accounts, Local Large Group and Individual businesses. We believe our National Accounts growth can be attributed to the market’s recognition of the value of our networks and the related discounts we can secure, as well as the breadth of our product offerings. Our Midwest segment experienced a shift in membership from our Local Large Group fully-insured business to our Local Large Group self-funded business, primarily due to group employers’ shifting to self-funded insurance benefits in a weakening economy. Individual sales benefited from a wider variety of product offerings.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,117.0	$993.8	$123.2	12%
Operating Gain	$74.5	$52.9	$21.6	41%
Operating Margin	6.7%	5.3%		140	bp
Membership (in 000s)	2,611	2,346	265	11%

Operating revenue increased $123.2 million, or 12%, primarily due to premium rate increases in our Local Large Group and Small Group businesses and membership increases primarily in our Local Large Group and Individual businesses. Operating revenue increases were partially offset by changes in the mix of our products with lower per member per month premium dollars and an overall shift by our Local Large Group customers to self funding arrangements, with therefore lower revenues received by us. Also offsetting revenue increases was the termination of a third party administrator arrangement in 2002.

Operating gain increased $21.6 million, or 41%, primarily due to improved underwriting results in our Small Group and Individual businesses.

Membership increased 265,000, or 11%, primarily due to enrollment gains in our National Accounts business, including BlueCard activity and enrollment gains in our Local Large Group business.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$254.5	$236.0	$18.5	8%
Operating Gain	$21.4	$10.1	$11.3	112%
Operating Margin	8.4%	4.3%		410	bp
Membership (in 000s)	912	843	69	8%

Operating revenue increased $18.5 million, or 8%, primarily due to higher premium rates in our Local Large Group and Small Group businesses and increased membership in our Individual and Federal Employee Program businesses. These increases were partially offset by the impact of membership decreases in our group businesses.

Operating gain increased $11.3 million, or 112%, primarily due to improved underwriting results in our Local Large Group business. Spending on systems to replace our current claims, enrollment and customer service technology is expected to gradually increase during the remainder of the year. As a result, quarterly operating margins are expected to decline slightly in the third and fourth quarters.

Membership increased 69,000, or 8%, primarily due to increased BlueCard activity. Also impacting this membership growth were increases in our Individual business due to improved marketing efforts. Partially offsetting this growth were modest decreases in our Local Large Group and Small Group businesses, which were due primarily to lapses in current customers’ contracts as we remained very disciplined in pricing renewal proposals.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. Our Southeast segment’s summarized results of operations for the three months ended June 30, 2003 are as follows:

Three Months Ended June 30, 2003
($ in Millions)
Operating Revenue	$931.5
Operating Gain	$91.1
Operating Margin	9.8%
Membership (in 000s)	2,621

Operating gain included a $15.8 million favorable prior year reserve development, which was offset by $20.4 million for initiatives to further advance health care affordability in the Virginia market, including a $10.0 million contribution to Anthem’s charitable foundation. Our integration activities remain on schedule, and we expect to achieve at least $50.0 million of synergy savings in 2003 and at least $75.0 million in 2004. We achieved approximately $15.0 million of synergies in the second quarter of 2003, primarily related to the reduction of corporate overhead and information technology costs as we integrate our Southeast segment.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward. Our Specialty segment’s summarized results of operations for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$179.6	$126.9	$52.7	42%
Operating Gain	$16.0	$12.8	$3.2	25%
Operating Margin	8.9%	10.1%		(120	)bp

Operating revenue increased $52.7 million, or 42%, to $179.6 million in 2003, primarily due to increased mail-order prescription volume at APM and the results of Anthem Behavioral Health, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume was primarily the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs. For the three months ended June 30, 2003, mail-order prescription volume increased 29% and retail prescription volume increased 10% compared to the three months ended June 30, 2002. The results from our behavioral health business are improving as more of our existing Anthem health members begin to utilize these services.

Operating gain increased $3.2 million, or 25%, to $16.0 million in 2003, primarily due to increased mail-order prescription volume and additional margin resulting from further penetration of generic drug prescriptions at APM. These improvements in operating gain were partially offset by start-up and integration expenses associated with our dental and vision operations.

Our Specialty segment will continue efforts to expand sales of their product lines to our existing health membership in order to provide our members with a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as the integration costs are incurred.

Other

Our Other segment includes AdminaStar Federal, which administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$(68.0)	$(27.5)	$(40.5)	147%
Operating Loss	$(39.1)	$(18.7)	$(20.4)	109%

Operating revenue decreased $40.5 million, or 147%, to $(68.0) million in 2003. Excluding intersegment operating revenue eliminations of $113.2 million in 2003 and $71.1 million in 2002, operating revenue increased $1.6 million, or 4%. The increased eliminations reflect additional sales by APM to our health segments and sales between our Southeast and other segments.

Operating loss increased $20.4 million, or 109%, to $(39.1) million in 2003, primarily due to additional incentive compensation not allocated to the operating segments associated with better than expected performance and timing differences related to the allocation of technology expenses.

Results of Operations—Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Our consolidated results of operations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Operating revenue and premium equivalents [1,6]	$11,618.1	$7,755.1	$3,863.0	50%

Premiums	$7,431.9	$5,131.4	$2,300.5	45%
Administrative fees	582.0	417.1	164.9	40
Other revenue	61.2	37.9	23.3	61

Total operating revenue	8,075.1	5,586.4	2,488.7	45
Benefit expense	6,053.9	4,311.2	1,742.7	40
Administrative expense	1,490.3	1,050.0	440.3	42

Total operating expense	7,544.2	5,361.2	2,183.0	41

Operating gain [2]	530.9	225.2	305.7	136
Net investment income	137.1	120.2	16.9	14
Net realized gains on investments	3.5	5.9	(2.4)	(41)
Loss on sale of subsidiary operations	(1.0)	—	(1.0)	NM3
Interest expense	65.7	35.1	30.6	87
Amortization of other intangible assets	23.7	7.4	16.3	220

Income before taxes and minority interest	581.1	308.8	272.3	88
Income taxes	209.7	102.0	107.7	106
Minority interest	2.4	0.8	1.6	NM3

Net income	$369.0	$206.0	$163.0	79%

Average basic shares outstanding (in millions)	138.5	103.2	35.3	34%
Average diluted shares outstanding (in millions)	141.6	105.2	36.4	35
Basic net income per share	$2.66	$2.00	$0.66	33
Diluted net income per share	$2.61	$1.96	$0.65	33%
Benefit expense ratio [4]	81.5%	84.0%		(250	)bp 5
Administrative expense ratio:
Calculated using total operating revenue [6,7]	18.5%	18.8%		(30	)bp 5
Calculated using operating revenue And premium equivalents [6,8]	12.8%	13.5%		(70	)bp 5
Operating margin [9]	6.6%	4.0%		260	bp 5

[1]	A reconciliation of operating revenue and premium equivalents to total operating revenue, the most directly comparable measure presented in the consolidated statements of income, is as follows:

	Six Months Ended June 30		Change
	2003	2002	$	%
		($ in Millions)
Operating revenue and premium equivalents	$11,618.1	$7,755.1	$3,863.0	50%
Premium equivalents	(3,543.0)	(2,168.7)	(1,374.3)	63

Total operating revenue	$8,075.1	$5,586.4	$2,488.7	45%

We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business.

For footnote explanations, see “Results of Operations—Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002” table.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Trigon acquisition for the six months ended June 30, 2003.

Premiums increased $2,300.5 million, or 45%, to $7,431.9 million in 2003. On a same-store basis, premiums increased $610.5 million, or 12%, due to premium rate increases primarily in our Local Large Group and Small Group businesses. Our same-store premium yields, net of benefit buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 12% on a rolling 12-month basis as of June 30, 2003. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual business.

Administrative fees increased $164.9 million, or 40%, to $582.0 million in 2003. On a same-store basis, administrative fees increased $15.5 million, or 4%, primarily due to increased BlueCard activity, increased revenues from self-funded membership and increased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003. These increases were partially offset by the termination of an East segment third party administrator arrangement in 2002, the sale of our third party occupational health services businesses in 2002 and a $6.0 million increase in reserves for provider recoveries in our Midwest segment.

Other revenue, which is comprised principally of co-pays and deductibles associated with APM’s sale of mail-order drugs, increased $23.3 million, or 61%, to $61.2 million in 2003. On a same-store basis, other revenue increased $17.8 million, or 47%, primarily due to additional mail-order prescription volume. This increased volume was partially the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs.

Benefit expense increased $1,742.7 million, or 40%, to $6,053.9 million in 2003. Included in these results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments and a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003. On a same-store basis, benefit expense increased $403.5 million, or 9%, to $4,714.7 million in 2003. Included in these same-store results was the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003 and a $15.9 million net favorable prior year reserve development recorded during the second quarter of 2003. Excluding these items, same-store benefit expense increased $443.9 million, or 10%, primarily due to increased cost of care and higher average fully-insured membership. Higher costs of care were driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 250 basis points from 84.0% in 2002 to 81.5% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 190 basis points to 82.1% in 2003, primarily due to lower than anticipated medical costs, the favorable resolution of litigation, net favorable prior year reserve developments, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Administrative expense increased $440.3 million, or 42%, to $1,490.3 million in 2003. Included in these results was a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment. On a same-store basis, administrative expense increased $96.0 million, or 9%, primarily due to the following: increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business; higher salary and benefits costs resulting from normal merit and benefit increases; certain cost-reimbursed expenses related to our Medicare processing business; and additional incentive compensation. On a same-store basis, our administrative expense ratio decreased 60 basis points to 12.9% in 2003, primarily due to our growth in operating revenue and premium equivalents and the leveraging of costs over these higher revenues. See footnotes 1, 6 and 8 to our “Results of Operations—Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002” table.

Net investment income increased $16.9 million, or 14%, to $137.1 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by a decrease in yields from new investments.

Net realized gains on investments decreased $2.4 million, or 41%, to $3.5 million in 2003. A summary is as follows:

	Six Months Ended June 30
	2003	2002	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$26.5	$6.8	$19.7
Net realized gains from the sale of equity securities	0.3	0.3	—
Other than temporary impairment of equity securities	(23.3)	(1.2)	(22.1)

Net realized gains on investments	$3.5	$5.9	$(2.4)

Interest expense increased $30.6 million, or 87%, to $65.7 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition.

Amortization of other intangible assets increased $16.3 million, or 220%, to $23.7 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition.

Income tax expense increased $107.7 million, or 106%, to $209.7 million in 2003, primarily due to increased income before taxes. Our effective income tax rate increased to 36.1% in 2003 from 33.0% in 2002. This 310 basis point increase in the effective income tax rate is primarily due to the release of a net deferred tax valuation allowance in 2002. Our current effective tax rate is more consistent with our expected rate on future earnings.

Both basic and diluted net income per share for the six months ended June 30, 2003 increased from the six months ended June 30, 2002 primarily as a result of increased net income. These increases were partially offset by an increase in the number of average shares outstanding due to the stock issued in conjunction with our Trigon acquisition on July 31, 2002. Partially offsetting these increases in shares outstanding was our repurchase of shares of our common stock.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30		$ Change	% Change
	2003	2002
	($ in Millions)
Operating Revenue	$3,266.7	$2,960.4	$306.3	10%
Operating Gain	$214.7	$115.6	$99.1	86%
Operating Margin	6.6%	3.9%		270	bp

Operating revenue increased $306.3 million, or 10%, primarily due to premium rate increases in our Local Large Group, Small Group, Federal Employee Program and Medicare + Choice businesses. Also contributing to this growth were membership increases in our Individual and Small Group businesses. Operating revenue increases were partially offset by changes in the mix of our products with lower per member per month premium dollars and an overall shift by our National Account and Local Large Group customers to self-funded arrangements, with therefore lower revenues being received by us.

Operating gain increased $99.1 million, or 86%, primarily due to improved underwriting results in our Local Large Group business and the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003. Also contributing to operating gain increases were improved underwriting results in our Medicare + Choice business, a net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003 and improved underwriting results and membership increases in our Small Group business.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$2,226.5	$1,979.1	$247.4	13%
Operating Gain	$137.4	$95.1	$42.3	44%
Operating Margin	6.2%	4.8%		140	bp

Operating revenue increased $247.4 million, or 13%, primarily due to premium rate increases in our Local Large Group and Small Group businesses and membership increases primarily in our Local Large Group and Individual businesses. These increases were partially offset by the termination of a third party administrator arrangement in 2002, changes in the mix of our products with lower per member per month premium dollars and an overall shift by our Local Large Group customers to self-funded arrangements, with therefore lower revenues being received by us.

Operating gain increased $42.3 million, or 44%, primarily due to improved underwriting results in our Small Group business. Also contributing to our operating gain growth was improved underwriting results and membership growth in our Individual and Local Large Group businesses.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$507.5	$457.2	$50.3	11%
Operating Gain	$47.3	$17.6	$29.7	169%
Operating Margin	9.3%	3.8%		550	bp

Operating revenue increased $50.3 million, or 11%, primarily due to higher premium rates in our Local Large and Small Group businesses and higher membership in our Individual and Federal Employee Program businesses. These increases were partially offset by the impact of decreases in membership in our Group businesses. Also impacting operating revenue were changes in our mix of business to lines of business with higher per member per month premium dollars.

Operating gain increased $29.7 million, or 169%, primarily due to improved underwriting results in our Local Large Group and Small Group businesses. Also contributing to the improvement was a $6.3 million reduction of a liability for a large case-specific claim, which was released in the first quarter of 2003. Spending on systems to replace our current claims, enrollment and customer service technology is expected to gradually increase during the remainder of the year. As a result, annual operating margins are expected to decline slightly for the remainder of 2003.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. Our Southeast segment’s summarized results of operations for the six months ended June 30, 2003 are as follows:

Six Months Ended June 30, 2003
($ in Millions)
Operating Revenue	$1,844.9
Operating Gain	$161.4
Operating Margin	8.7%

Operating gain included a $15.8 million favorable prior year reserve development, which was offset by $20.4 million for initiatives to further advance health care affordability in the Virginia market, including a $10.0 million contribution to Anthem’s charitable foundation. We achieved approximately $25.0 million of synergy savings in 2003, primarily related to the reduction of corporate overhead and information technology costs as we integrated our Southeast segment.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward. Our Specialty segment’s summarized results of operations for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$339.2	$247.0	$92.2	37%
Operating Gain	$28.9	$25.2	$3.7	15%
Operating Margin	8.5%	10.2%		(170	)bp

Operating revenue increased $92.2 million, or 37%, to $339.2 million in 2003, primarily due to increased mail-order prescription volume at APM and the results of Anthem Behavioral Health, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume was partially the result of an increase in the number and frequency of campaigns to inform members of the benefits and convenience of using APM’s mail-order pharmacy option for maintenance drugs. For the six months ended June 30, 2003, mail-order prescription volume increased 26% and retail prescription volume increased 9% compared to the six months ended June 30, 2002. The results from our behavioral health business are improving as more of our existing Anthem health members begin to utilize these services.

Operating gain increased $3.7 million, or 15%, to $28.9 million in 2003, primarily due to increased mail-order prescription volume and additional margin resulting from further penetration of generic drug prescriptions at APM. These improvements in operating gain were partially offset by start-up and integration expenses associated with our dental, vision and behavioral health operations.

Our Specialty segment will continue efforts to expand sales of their product lines to our existing health membership in order to provide our members with a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as integration costs are incurred.

Other

Our Other segment includes AdminaStar Federal, which administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended June 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$(109.7)	$(57.3)	$(52.4)	91%
Operating Loss	$(58.8)	$(28.3)	$(30.5)	108%

Operating revenue decreased $52.4 million, or 91%, to $(109.7) million in 2003. Excluding intersegment operating revenue eliminations of $208.4 million in 2003 and $137.3 million in 2002, operating revenue increased $18.7 million, or 23%, primarily due to Medicare administration operations. The increased eliminations reflect additional sales by APM to our health segments and sales between our Southeast and other segments.

Operating loss increased $30.5 million, or 108%, to $(58.8) million in 2003, primarily due to timing differences related to the allocation of technology expenses and additional incentive compensation not allocated to the operating segments associated with better than expected performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this management’s discussion and analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are also summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At June 30, 2003, this liability was $1,896.4 million and represented 26% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us, but not yet processed through our systems. We determine the amount of this liability for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. We also review historical patterns to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. Since the average life of most claims is just a few months, current medical cost trends and utilization patterns are very important in our estimate of claims liabilities. For information regarding our cost trends, refer to the cost of care discussion included within this management’s discussion and analysis.

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

Management constantly reviews its assumptions regarding our claims liabilities, and makes adjustments to benefit expense recorded, if necessary, in the period it deems appropriate. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the total benefit expense recorded in that quarter. Assuming a hypothetical 1% difference between our June 30, 2003 estimated claims liability and the actual claims paid, net income for the three months ended June 30, 2003 would increase or decrease by $12.1 million, while basic and diluted net income per share would increase or decrease by $0.09 per share.

Note 8 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 8, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy reduce benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability each year.

A reconciliation of the beginning and ending balance for unpaid life, accident and health claims from January 1 to June 30, 2003 is as follows:

($ In Millions)
Balances at January 1, 2003, net of reinsurance recoverables of $4.8 million	$1,821.2
Business divestitures and purchase adjustments	(13.6)

Subtotal	1,807.6
Incurred related to:
Current year	6,240.0
Prior years (redundancy)	(181.6)

Total incurred	6,058.4

Paid related to:
Current year	4,695.0
Prior years	1,283.3

Total paid	5,978.3

Balances at June 30, 2003, net of reinsurance	1,887.7
Reinsurance recoverables at June 30, 2003	8.7

Reserve gross of reinsurance recoverables on unpaid claims at June 30, 2003	$1,896.4

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $181.6 million shown in the above table represents an estimate based on paid claim activity from January 1, 2003 to June 30, 2003, and is subject to change based on future paid claim activity.

We calculate the percentage of prior year redundancies to total incurred claims recorded in each past year in order to demonstrate the development of the prior year reserves. This metric was 1.3% for 2000, 1.5% for 2001 and 1.9% for 2002. For the six months ended June 30, 2003, the metric was 1.8%.

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

To the extent we prevail in matters we have accrued for or are required to pay more than reserved, our future effective tax rate and net income in any given period could be materially impacted. In addition, the Internal Revenue Service continues its examination of two prior years. Two other prior years have not been subject to completed Internal Revenue Service examinations and are considered “open”.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2003 was $2,463.0 million and other intangible assets were $1,250.8 million. The sum of goodwill and other intangible assets represented 29% of our total consolidated assets at June 30, 2003.

We account for goodwill and other intangible assets using Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment test of goodwill and other intangible assets (with indefinite lives) during the fourth quarter of 2002. Based on the results of our impairment reviews, we have not incurred any impairment losses related to any intangible assets.

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

Investments

Total investment securities were $6,674.0 million and represented 52% of our total consolidated assets at June 30, 2003. Fixed maturity securities accounted for approximately 98% of our total investment securities, with equities accounting for the remaining 2%. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. Unrealized gains or losses on these securities are included in accumulated comprehensive income as a separate component of shareholders’ equity. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when sold.

We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s fair value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. During the three months ended June 30, 2003, we recorded a $23.3 million charge for other than temporary impairment of our equity securities, primarily due to the length of time that the securities fair value had been less than its cost. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets. Management believes it has adequately reviewed for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other than temporary declines being charged against future income.

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

At June 30, 2003, we had gross unrealized gains of $328.3 million and gross unrealized losses of $3.5 million on our fixed maturity securities, which were substantially related to interest rate changes. We expect the scheduled principal and interest payments will be realized. Our equity securities are comprised of indexed mutual funds and had unrealized gains of $0.3 million at June 30, 2003. There were no unrealized losses as we recorded an other than temporary impairment during the three months ended June 30, 2003.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, and account for these plans in accordance with Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we use a calculated value of plan assets (described below). Further, the effects on our computation of pension expense of the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods.

The most important factor in determining our pension expense is the assumption for expected return on plan assets. During 2002, we lowered our expected rate of return on plan assets to 8.50% (from 9.00% for 2002 expense recognition). We use the geometric averaging method of determining our expected rate of return. We believe our assumption of future returns of 8.50% is reasonable. This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return substantially less than 8.50% over the last two years and it is possible that we will further lower our assumption for expected return on plan assets if this trend continues. If we lower our expected return on plan assets, future contributions to the pension plan or pension expense would likely increase.

At the end of each year, we determine the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (September 30, 2002), we selected a discount rate of 6.75%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

At June 30, 2003, our consolidated prepaid pension asset was $178.3 million compared to $146.2 million at December 31, 2002. During the three months ended June 30, 2003, we funded $40.0 million to the Anthem Cash Balance Pension Plan. For the three and six months ended June 30, 2003, we recognized consolidated pretax pension expenses of $5.0 million and $10.2 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At our last measurement date (September 30, 2002), we selected a discount rate of 6.75%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The health care cost trend rate used in measuring the other benefit obligations is generally 10% in 2002, decreasing 1% per year to 5% in 2007.

New Accounting Pronouncements

On January 1, 2003, we adopted the interim reporting requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure (“FAS 148”). FAS 148 requires more prominent disclosure and specifies the form, content and location of these disclosures in both our annual and interim financial statements. Adoption of this statement had no impact on our financial position or results of operations, as we continue to account for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 3 to our unaudited financial statements included in this Form 10-Q for the disclosures required by FAS 148.

There were no other new accounting pronouncements adopted during the three or six months ended June 30, 2003 that had a material impact on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from benefit expenses, administrative expenses, taxes, purchase of investment securities, interest expense, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these expenses. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have access to a $1.0 billion commercial paper program supported by $1.0 billion of revolving credit facilities, which allow us to maintain further operating and financial flexibility.

Liquidity—Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

During 2003, net cash flow provided by operating activities was $394.2 million, as compared to $243.4 million in 2002, an increase of $150.8 million. The increase resulted from improved net income and the impact of our Trigon acquisition, offset by a decline in operating cash flow from our operating assets and liabilities. The decline in cash from operating assets and liabilities primarily resulted from payment for resolution of a litigation matter, higher incentive payments and pension funding during the first six months of 2003 as compared to 2002.

Net cash flow used in investing activities was $536.9 million in 2003, compared to cash provided of $53.2 million in 2002, an increased use of $590.1 million. The table below outlines the changes in investing cash flow between the two years:

Increase in net purchases of investments	$592.9
Decrease in purchases and sales of subsidiaries	(11.2)
Increase in net purchases and proceeds from sale of property and equipment	8.4

Total increase in cash used in investing activities	$590.1

The purchase of investment securities increased as operating cash was moved into our investment portfolio and cash balances held by our investment managers was reduced. The decrease in subsidiary purchases resulted primarily from minimal activity in 2003 versus the $10.6 million purchase of the remaining 50% interest of Maine Partners Health Plan in 2002. The increased property and equipment net purchases primarily resulted from the new construction at Anthem Southeast (see “Future Sources and Uses of Liquidity”) offset by fewer computer equipment and software purchases in 2003 as compared to 2002.

Net cash flow used in financing activities was $76.3 million in 2003 compared to cash used of $37.3 million in 2002. During 2003, $107.8 million was used to repurchase our common stock, offset by $31.5 million of proceeds received from the issuance of common stock related to the exercise of stock options and through our employee stock purchase program. During the six months ended June 30, 2002, $37.5 million was used to repurchase shares. The employee stock purchase program was initiated in June 2002, and therefore no purchases were made during the six months ended June 30, 2002. Also, during the six months ended June 30, 2002, there were very few stock options that were vested and eligible for exercise, as compared to the six months ended June 30, 2003. The majority of stock options exercised during the first six months of 2003 were Trigon options that vested and converted to Anthem options upon the completion of the acquisition on July 31, 2003.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash and cash equivalents and investments of $7.1 billion at June 30, 2003. Total cash and cash equivalents and investments increased by $506.9 million from December 31, 2002, primarily resulting from our strong cash flows generated from operating activities, partially offset by cash used for stock repurchases.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. From January 1, 2003 through June 30, 2003, Anthem has received $397.0 million of dividends from its subsidiaries. At June 30, 2003, Anthem held approximately $685.1 million of our consolidated $7.1 billion of cash and cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 23.5% as of June 30, 2003 and 24.7% as of December 31, 2002.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A–” by Fitch, Inc., “Baa2 “ by Moody’s Investor Service, Inc. and “a–” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On July 1, 2003 a second facility was renewed which now expires June 29, 2004. Under this second facility, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at June 29, 2004 (except amounts which bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of June 30, 2003. There were no borrowings under these facilities for the six months ended June 30, 2003.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the six months ended June 30, 2003.

On December 18, 2002, Anthem filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of a potential offering and the securities being offered will be provided at the time of such offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of June 30, 2003 Anthem has $1.0 billion of capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are expecting approximately $450.0 million of dividends to be paid to Anthem during the full year 2003, including the $397.0 million, which was paid in the period from January 1, 2003 to June 30, 2003.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased 1.8 million shares of our common stock during the six months ended June 30, 2003, at a cost of $107.8 million. We currently have $392.2 million of authorization remaining under this program.

In 2001, Anthem Southeast started an estimated four-year, $84.0 million building construction project to expand its regional offices in Richmond, Virginia. The expansion plan includes construction of a four-story, 308,000-square-foot building to house the operations center and major renovations to the existing headquarters building. Construction for the new building began in 2001 and was completed in mid-2003. Renovations of the current facility will begin once the new building is occupied, with a scheduled completion date in 2005. The project will be funded using internal cash and investments. Through June 30, 2003, we have capitalized $49.4 million related to the ongoing construction of the building. There are currently no other commitments for major capital expenditures to support existing business.

We currently have an acquisition pending with BCBS-KS for a purchase price of $190.0 million. See the “Significant Transactions” section of this management’s discussion and analysis for additional details.

Anthem Insurance had $100.0 million of senior guaranteed notes which matured on July 15, 2003. These notes were repaid from operating cash flows of Anthem Insurance.

Anthem and its subsidiaries lease office space and certain computer equipment using non-cancelable operating leases. Based on information available at December 31, 2002, estimated 2003 lease payments for these leases with initial or remaining non-cancelable terms of one year or more are $43.5 million.

During the three months ended June 30, 2003, we funded $40.0 million to our pension plans. We also implemented a new policy of funding our pension plans on a quarterly basis, rather than making a single larger annual contribution. Given our September 30, 2003 measurement date, we may have adjustments to the quarterly amounts based on changes in the market value of plan assets, the September 30, 2003 valuation and related assumptions.

We believe that funds from future operating cash flows, cash and investments and funds available under Anthem’s credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information on our future debt maturities and lease commitments, see Notes 5 and 14 to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners

RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and managed care products. The National Association of Insurance Commissioners sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2002, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements of a licensee of the Blue Cross Blue Shield Association.

This management’s discussion and analysis contains certain forward-looking information. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; an increased level of debt; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies from the Trigon acquisition and to successfully integrate our operations; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment strategy is the preservation of our asset base and the maximization of portfolio income given an acceptable level of risk. Our portfolio is exposed to three primary sources of risk: interest rate risk, credit risk and market valuation risk. No material change to these risks has occurred since December 31, 2002. For a more detailed discussion of market risk, refer to our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

ITEM 4.    Controls and Procedures

The Company carried out an evaluation as of June 30, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. This matter has been terminated as reported in the Anthem, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

Anthem, along with a number of other managed care companies, were sued in purported class action lawsuits asserting various causes of action under federal and state law. One such action was filed in Connecticut and was consolidated with the other subscriber track cases in Multi District Litigation before Judge Moreno in Miami, Florida. Class certification was denied in the subscriber track cases, and the case settled for $5,000. The case was dismissed with prejudice by order of the Court on July 18, 2003.

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 12, 2003, the following persons were elected to the Board of Directors:

	Votes For	Votes Withheld
Lenox D. Baker, Jr., M.D.	100,212,541	1,951,323
Susan B. Bayh	99,897,374	2,266,490
Larry C. Glasscock	100,183,249	1,980,615
William B. Hart	99,956,813	2,207,051
L. Ben Lytle	95,658,408	6,505,456

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Allan B. Hubbard, Victor S. Liss, William G. Mays, James W. McDowell, Jr., Senator Donald W. Riegle, Jr., William J. Ryan, George A. Schaefer, Jr., John Sherman, Jr., Dennis J. Sullivan, Jr. and Jackie M. Ward.

The additional matters voted upon at the Annual Meeting of Shareholders and the results of the voting were as follows:

Approval of the Anthem Incentive Program

Votes For	70,428,529
Votes Against	18,190,200
Votes Abstained	1,794,174
Broker Non Votes	11,750,961

Ratification of Ernst & Young as independent auditors of the Company for 2003

Votes For	98,561,823
Votes Against	2,279,387
Votes Abstained	1,322,654

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

a)	Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	Form 8-K furnished, not filed, on April 17, 2003 attaching a press release reporting financial results for the first quarter of 2003.

2.	Form 8-K furnished, not filed, on April 30, 2003 attaching a press release reporting financial results for the first quarter of 2003.

3.	Form 8-K furnished, not filed, on June 9, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

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

Date: July 31, 2003

INDEX TO EXHIBITS

Exhibit Number		Document

3.2	(i)	Amended and Restated By-Laws of the Registrant

4.12	(i)	Amended and Restated 364-Day Credit Agreement dated as of July 1, 2003, among Anthem, Inc. the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and William Street Commitment Corporation, as Documentation Agent.

10.1*	(iii)	Anthem 2001 Stock Incentive Plan, Amended and Restated January 1, 2003

10.32*		Anthem Annual Incentive Plan, Effective January 1, 2003.

10.33*		Anthem Long-Term Incentive Plan, Effective January 1, 2004

31.1		Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.