Form 10-Q
period 2003-09-30
ANTHEM INC
filed 2003-11-14
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2003
Common Stock, $0.01 par value	138,281,346 shares

ANTHEM, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2003

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ANTHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,334.1	$5,797.4
Equity securities	173.2	150.7

	6,507.3	5,948.1
Cash and cash equivalents	670.1	694.9
Premium and self-funded receivables	1,065.0	892.7
Reinsurance receivables	96.4	76.5
Other receivables	229.0	192.3
Income tax receivables	5.1	11.7
Other current assets	61.5	60.3

Total current assets	8,634.4	7,876.5
Restricted cash and investments	56.6	49.1
Property and equipment	520.3	537.4
Goodwill	2,458.1	2,484.9
Other intangible assets	1,239.1	1,274.6
Prepaid pension benefits	222.9	146.2
Other noncurrent assets	73.8	70.6

Total assets	$13,205.2	$12,439.3

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,861.8	$1,826.0
Future policy benefits	364.1	344.7
Other policyholder liabilities	435.1	497.3

Total policy liabilities	2,661.0	2,668.0
Unearned income	357.0	326.6
Accounts payable and accrued expenses	435.0	471.8
Bank overdrafts	447.3	357.9
Income taxes payable	100.7	109.8
Other current liabilities	711.4	514.8

Total current liabilities	4,712.4	4,448.9
Long term debt, less current portion	1,662.0	1,659.4
Postretirement benefits	191.1	196.8
Deferred income taxes	491.5	389.9
Other noncurrent liabilities	295.2	382.0

Total liabilities	7,352.2	7,077.0
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2003, 138,196,724; 2002, 139,332,132	1.4	1.4
Additional paid in capital	4,721.5	4,762.2
Retained earnings	982.2	481.3
Unearned restricted stock compensation	(3.7)	(5.3)
Accumulated other comprehensive income	151.6	122.7

Total shareholders’ equity	5,853.0	5,362.3

Total liabilities and shareholders’ equity	$13,205.2	$12,439.3

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues
Premiums	$3,857.1	$3,221.5	$11,289.0	$8,352.9
Administrative fees	297.4	257.7	879.4	674.8
Other revenue	31.3	24.6	92.5	62.5

Total operating revenue	4,185.8	3,503.8	12,260.9	9,090.2
Net investment income	70.8	67.3	207.9	187.5
Net realized gains on investments	5.6	7.3	9.1	13.2
Gain (loss) on sale of subsidiary operations	(0.4)	1.0	(1.4)	1.0

	4,261.8	3,579.4	12,476.5	9,291.9

Expenses
Benefit expense	3,123.3	2,626.6	9,177.2	6,937.8
Administrative expense	783.5	683.7	2,273.8	1,733.7
Interest expense	32.9	30.3	98.6	65.4
Amortization of other intangible assets	11.9	9.4	35.6	16.8

	3,951.6	3,350.0	11,585.2	8,753.7

Income before income taxes and minority interest	310.2	229.4	891.3	538.2
Income taxes	112.1	56.9	321.8	158.9
Minority interest	1.6	1.3	4.0	2.1

Net income	$196.5	$171.2	$565.5	$377.2

Net income per share
Basic	$1.42	$1.33	$4.09	$3.37

Diluted	$1.38	$1.29	$3.98	$3.30

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In Millions, Except Share Data)	Number of Shares	Par Value
Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3
Net income	—	—	—	565.5	—	—	565.5
Change in net unrealized gains on investments	—	—	—	—	—	28.9	28.9

Comprehensive income							594.4
Repurchase and retirement of common stock	(2,320,800)	—	(79.3)	(64.6)	—	—	(143.9)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of amortization	1,185,392	—	38.6	—	1.6	—	40.2

Balance at September 30, 2003	138,196,724	$1.4	$4,721.5	$982.2	$(3.7)	$151.6	$5,853.0

Balance at December 31, 2001	103,295,675	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	377.2	—	—	377.2
Change in net unrealized gains on investments	—	—	—	—	—	79.6	79.6

Comprehensive income							456.8
Acquisition of Trigon Healthcare, Inc., net of issue costs	38,971,908	0.3	2,899.2	—	—	—	2,899.5
Repurchase and retirement of common stock	(1,721,800)	—	(48.9)	(60.3)	—	—	(109.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of amortization	643,501	—	23.8	—	(5.8)	—	18.0
Adjustments related to the demutualization	54,518	—	0.2	—	—	—	0.2

Balance at September 30, 2002	141,243,802	$1.4	$4,835.1	$372.6	$(5.8)	$122.0	$5,325.3

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(In Millions)	2003	2002
Operating activities
Net income	$565.5	$377.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(9.1)	(13.2)
Depreciation, amortization and accretion	183.6	101.0
Deferred income taxes	120.6	50.5
Loss (gain) on sale of subsidiary operations	1.4	(1.0)
Loss (gain) on sale of assets	(0.2)	1.3
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(7.9)	7.3
Receivables	(221.6)	(30.6)
Other assets	(1.0)	13.1
Policy liabilities	(1.0)	126.1
Unearned income	30.5	29.5
Accounts payable and accrued expenses	(33.3)	34.5
Other liabilities	86.1	(69.0)
Income taxes	12.1	(2.8)

Cash provided by operating activities	725.7	623.9

Investing activities
Purchases of investments	(3,623.3)	(3,537.4)
Sales or maturities of investments	3,163.3	3,441.9
Purchases of subsidiaries, net of cash acquired	(3.5)	(790.5)
Sale of subsidiary, net of cash sold	(2.8)	1.3
Proceeds from sale of property and equipment	5.2	5.6
Purchases of property and equipment	(83.1)	(81.7)

Cash used in investing activities	(544.2)	(960.8)

Financing activities
Proceeds from long term borrowings	—	938.5
Payments on long term borrowings	(100.0)	—
Repurchase and retirement of common stock	(143.9)	(109.2)
Proceeds from exercise of stock options and employee stock purchase plan	37.6	17.1
Costs related to the issuance of shares for the Trigon acquisition	—	(4.1)
Adjustment to payments to eligible statutory members in the demutualization	—	0.2

Cash provided by (used in) financing activities	(206.3)	842.5

Change in cash and cash equivalents	(24.8)	505.6
Cash and cash equivalents at beginning of period	694.9	406.4

Cash and cash equivalents at end of period	$670.1	$912.0

See accompanying notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

(Dollars in Millions, Except Share Data)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. (“Anthem”) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002 have been recorded. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Business Combinations

Pending Transaction with WellPoint Health Networks Inc.

On October 27, 2003, Anthem and WellPoint Health Networks Inc. (“WellPoint”) announced that they have entered into a definitive agreement and plan of merger (“Merger Agreement”) pursuant to which WellPoint will merge into a wholly-owned subsidiary of Anthem. Upon completion of the merger, Anthem will change its name to WellPoint, Inc. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include preferred provider organizations, health maintenance organizations and point of service and other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. Under the Merger Agreement, WellPoint’s stockholders will receive twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. The transaction is expected to close by mid-2004, subject to, among other things, regulatory and shareholder approvals.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disapproved Acquisition of Blue Cross and Blue Shield of Kansas

On May 31, 2001, Anthem Insurance Companies, Inc. (“Anthem Insurance”) and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. On February 11, 2002, the Kansas Insurance Commissioner (“Commissioner”) disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. The Company joined BCBS-KS in an appeal of the Commissioner’s decision, which was filed with the Shawnee County District Court (“District Court”) on March 7, 2002. On June 7, 2002, the District Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the District Court’s order. On June 10, 2002, the Commissioner appealed the District Court’s ruling to the Kansas Supreme Court (“Supreme Court”). On August 6, 2003, the Supreme Court overturned the District Court’s ruling and reinstated the Commissioner’s 2002 disapproval of the proposed transaction. The Company and BCBS-KS have decided not to appeal this decision and the definitive agreement has been terminated.

3.    Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2003, the Company repurchased and retired 2,320,800 shares, at an average per share price of $61.99, for an aggregate cost of $143.9. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings.

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

During the nine months ended September 30, 2003, the Company granted stock options to purchase 1,808,250 shares to certain eligible employees. The weighted average exercise price of these options was $71.61 per share, the fair value of the stock on the grant date. These options will vest and expire over terms set by the Compensation Committee of the Board of Directors. For the nine months ended September 30, 2003, 944,100 options were exercised pursuant to both the 2001 Stock Incentive Plan and the former Trigon Stock Plans, for an aggregate total proceeds to the Company of $23.1.

During the nine months ended September 30, 2003, the Company granted 20,588 shares of stock and restricted stock, including 16,849 restricted shares to Anthem Southeast employees under long-term incentive agreements and 3,739 shares to non-employee directors at the fair value of the stock on the grant date. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Expense of $0.6 and $1.7 has been recorded for the three and nine months ended September 30, 2003, respectively.

Stock options and restricted stock awards are not considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share, but are included, from the grant date, in determining

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Stock (continued)

diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. The restricted stock awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized.

On January 27, 2003, the Board of Directors approved, and on May 12, 2003 the shareholders approved, amendments to the Stock Plan including the following: (i) increase the number of shares of common stock available for distribution under the plan from 7,000,000 to 20,000,000, (ii) authorize the grant of shares of restricted and unrestricted common stock in lieu of the Company’s obligations to pay cash under other plans and compensatory arrangements, including the Company’s Annual Incentive Plan and Long Term Incentive Plan; and (iii) certain other changes necessary in order for the Stock Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code.

Employee Stock Purchase Plan

Employee purchases under the Employee Stock Purchase Plan were 278,742 shares, with a total purchase amount of $14.4 during the nine months ended September 30, 2003. As of September 30, 2003, payroll deductions of $1.2 have been accumulated toward purchases for the three-month period ending November 30, 2003.

Pro Forma Disclosure

FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends FAS 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure and specifies the form, content and location of those disclosures in both annual and quarterly financial statements. The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The adoption of FAS 148 had no impact on the Company’s financial position or results of operations. The Company has adopted the disclosure requirements of FAS 123, as amended by FAS 148.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Reported net income	$196.5	$171.2	$565.5	$377.2
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.5	0.4	1.3	0.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(7.2)	(4.8)	(18.0)	(9.6)

Pro forma net income	$189.8	$166.8	$548.8	$368.2

Earnings per share:
Basic—as reported	$1.42	$1.33	$4.09	$3.37
Basic—pro forma	$1.37	$1.29	$3.96	$3.29

Diluted—as reported	$1.38	$1.29	$3.98	$3.30
Diluted—pro forma	$1.33	$1.26	$3.86	$3.23

4.    Earnings Per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Denominator for basic earnings per share—weighted average shares	138,292,485	128,844,685	138,409,968	111,793,857
Effect of dilutive securities—employee and director stock options and non-vested restricted stock awards	1,276,652	1,815,421	1,278,464	983,762
Effect of dilutive securities—contingent shares to be issued under long-term incentive plan	930,884	—	438,013	—
Effect of dilutive securities—incremental shares from conversion of Equity Security Unit purchase contracts	2,152,857	1,632,908	1,865,830	1,492,427

Denominator for diluted earnings per share	142,652,878	132,293,014	141,992,275	114,270,046

Weighted average shares used for basic earnings per share assumes adjustments, if any, to common stock distributed in the demutualization occurred at the beginning of the quarter in which changes were identified.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Investments

During the three and nine months ended September 30, 2003, the Company recorded charges of $1.1 and $24.4, respectively, for other than temporary impairment of securities. During the three and nine months ended September 30, 2002, the Company recorded charges of $1.9 and $3.1, respectively, for other than temporary impairment of securities. Charges for other than temporary impairment are reported with net realized gains (losses) on investments.

6.    Segment Information

Financial data by reportable segment for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended September 30, 2003
Operating revenue from external customers	$1,690.7	$1,173.1	$265.2	$948.3	$64.7	$43.8	$4,185.8
Intersegment revenues	2.9	(12.6)	1.4	2.1	129.5	(123.3)	—
Operating gain (loss)	108.9	75.4	32.6	82.0	18.7	(38.6)	279.0

Three Months Ended September 30, 2002
Operating revenue from external customers	1,520.5	1,078.7	225.3	573.4	57.3	48.6	3,503.8
Intersegment revenues	0.5	0.1	0.1	0.1	78.7	(79.5)	—
Operating gain (loss)	67.3	61.7	31.7	46.3	13.4	(26.9)	193.5

Nine Months Ended September 30, 2003
Operating revenue from external customers	4,952.2	3,423.4	770.5	2,790.2	182.1	142.5	12,260.9
Intersegment revenues	8.1	(36.4)	3.6	5.1	351.3	(331.7)	—
Operating gain (loss)	323.6	212.8	79.9	243.4	47.6	(97.4)	809.9

Nine Months Ended September 30, 2002
Operating revenue from external customers	4,480.9	3,057.8	682.5	573.4	167.0	128.6	9,090.2
Intersegment revenues	0.5	0.1	0.1	0.1	216.0	(216.8)	—
Operating gain (loss)	182.9	156.8	49.3	46.3	38.6	(55.2)	418.7

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Reportable segments operating revenues	$4,185.8	$3,503.8	$12,260.9	$9,090.2
Net investment income	70.8	67.3	207.9	187.5
Net realized gains on investments	5.6	7.3	9.1	13.2
Gain (loss) on sale of subsidiary operations	(0.4)	1.0	(1.4)	1.0

Total revenues	$4,261.8	$3,579.4	$12,476.5	$9,291.9

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Segment Information (continued)

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Reportable segments operating gain	$279.0	$193.5	$809.9	$418.7
Net investment income	70.8	67.3	207.9	187.5
Net realized gains on investments	5.6	7.3	9.1	13.2
Gain (loss) on sale of subsidiary operations	(0.4)	1.0	(1.4)	1.0
Interest expense	(32.9)	(30.3)	(98.6)	(65.4)
Amortization of other intangible assets	(11.9)	(9.4)	(35.6)	(16.8)

Income before income taxes and minority interest	$310.2	$229.4	$891.3	$538.2

7.    Debt and Commitments

Anthem will have cash requirements of approximately $3,900.0 for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. Additionally, as of October 31, 2003, the Company had $700.0 of cash and investments and access to $1,000.0 of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005.

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility, which now expires June 29, 2004. There were no material changes in terms, including required compliance with certain covenants, from the previous facility. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. There were no borrowings under any of these facilities during the nine months ended September 30, 2003.

On July 15, 2003, $100.0 of senior guaranteed notes of Anthem Insurance matured and were repaid by Anthem Insurance.

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company. There were no borrowings under this commercial paper program during the nine months ended September 30, 2003.

8.    Comprehensive Income

The following table shows comprehensive income for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$196.5	$171.2	$565.5	$377.2
Change in net unrealized gains on investments	(48.7)	77.9	28.9	79.6

Comprehensive income	$147.8	$249.1	$594.4	$456.8

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings, which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, settled for $5,000 (actual dollars), and was dismissed with prejudice by order of the Court on July 18, 2003.

In addition, the Company’s Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. Two of the suits seek injunctive relief and monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, seeks injunctive relief only. Two of the suits were transferred to the Multi District Litigation (“MDL”) docket in Miami, Florida, as tag-along cases (see below). All of the tag-along cases in the MDL are being stayed, until all motions in the main provider track cases have been ruled on.

On July 19, 2001, the Connecticut state court suit was certified as a class action as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with the Company and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. The Company appealed the class certification decision, and on September 22, 2003, the Connecticut Supreme Court reversed the class certification decision, and remanded the matter back to the trial court for further proceedings. The trial court is to consider four claims, and determine whether the claims are appropriate for treatment as class claims.

On September 26, 2002, Anthem, Inc. was added as a defendant to a MDL class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Other defendants include

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Briefing is beginning in the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal. The appeal was argued to the Eleventh Circuit panel on September 11, 2003; a ruling will issue in due course.

On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company’s Connecticut subsidiary. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits; one by the Connecticut State Dental Association and the second by two dental providers, purportedly on behalf of a class of dental providers. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive). Both cases were transferred to the MDL docket as tag along cases, and have been consolidated with the MDL suits pending before Judge Moreno in Miami, Florida. Both cases are being stayed, as are all of the tag along suits in the MDL.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. On May 8, 2003, in a case titled Dr.Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal court in Portland, Oregon, naming several Blue Cross Blue Shield Plans, including the Company, as well as several commercial insurers. This case also alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors. Both cases have been transferred to the MDL docket and are now assigned to Judge Moreno in Miami. Both cases are in the early stages of the pleadings.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

$1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On April 24, 2002 the Supreme Court of Ohio held oral arguments. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. Following the payment and Satisfaction of Judgment, this matter has been terminated and in March 2003, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the nine months ended September 30, 2003.

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

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003; an opinion will issue in due course. In the Kentucky case, no date has

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

been set for oral argument. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs have filed a renewed motion for class certification, which is set for hearing on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that the Company failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of the Company’s insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. In February 2003, the Indiana Court of Appeals affirmed the trial court’s class certification. The Company filed a petition for the transfer to the Indiana Supreme Court in March 2003. The petition for transfer was argued on October 2, 2003, and the Indiana Supreme Court accepted transfer in an order dated October 2, 2003. An opinion will issue in due course. In any event, the Company intends to continue to vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

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

Other Contingencies

The Company, like a number of other Blue Cross and Blue Shield companies, serves as a fiscal intermediary for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by the Federal Centers for Medicare & Medicaid Services, formerly the Health Care Financing Administration. The laws and regulations governing fiscal

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Contingencies (continued)

intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. While the Company believes it is currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of the Company’s activities under certain of its Medicare fiscal intermediary contracts.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are one of the nation’s largest health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of September 30, 2003, we provided health benefit services to more than 11.8 million members of our health plans.

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

We offer a diversified mix of managed care products such as preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits to members of our fully-insured products and point of service or POS plans. We also provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

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

Our benefit expense consists of costs of care for health services consumed by our members for outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital procedures per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense for each reporting period consists of actuarial estimates of claims incurred but not yet paid by us.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2003 and 2002 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2003.

Significant Transactions

On October 27, 2003, we and WellPoint Health Networks Inc., or WellPoint, announced that we have entered into a definitive agreement and plan of merger, or Merger Agreement, pursuant to which WellPoint will merge into our wholly-owned subsidiary. Upon completion of the merger, Anthem will change its name to WellPoint, Inc. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include PPOs, HMOs, POS, and other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive twenty-three dollars and eighty cents in cash and one share of our common stock for each WellPoint share outstanding. The value of the transaction is estimated to be approximately $16.4 billion based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. The transaction is expected to close by mid-2004, subject to, among other things, regulatory and shareholder approvals.

Wellpoint reported the following unaudited financial results for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	($ in Millions)
Total revenues	$5,049.0	$4,515.1	$14,830.2	$12,757.2
Net income	246.2	211.3	663.7	523.1

As of September 30, 2003, WellPoint reported total assets of $13.8 billion, total liabilities of $8.8 billion and total shareholders’ equity of $5.0 billion.

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

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that we had signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. We joined BCBS-KS in an appeal of the Commissioner’s decision, which was filed with the Shawnee County District Court on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled in favor of us and BCBS-KS. The Shawnee County District Court directed the Commissioner to re-evaluate her decision in accordance with the Court’s very specific interpretation of the Kansas law. On June 10, 2002, the Kansas Insurance Commissioner appealed the District Court’s ruling to the Kansas Supreme Court. In March 2003, the Kansas Supreme Court heard oral arguments of the parties to this case. On August 6, 2003, the Kansas Supreme Court overturned the Shawnee County District Court’s ruling and reinstated the Kansas Insurance Commissioner’s 2002 disapproval of the proposed transaction. We and BCBS-KS have decided not to appeal this decision and the definitive agreement has been terminated.

Membership—September 30, 2003 Compared to September 30, 2002

Our membership includes seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more employees eligible to participate as a member in one of our health plans.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those who are under age 65 as well as members who are age 65 and over and have purchased Medicare Supplement benefit coverage.

•	National Accounts customers are multi-state employer groups headquartered in an Anthem service area with 1,000 or more eligible employees, including 50 or more located in a service area where Anthem is not a Blue Cross Blue Shield Association licensee. Included within the National Accounts business are our customers who represent enrollees of other Blue Cross and Blue Shield Plans, or the “home” plans, who receive health care services in our Blue Cross and Blue Shield licensed markets. These customers are primarily BlueCard members.

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs that we manage for the states of Connecticut and Virginia. As of July 1, 2003, we discontinued providing services to the New Hampshire Medicaid program, resulting in a loss of approximately 13,000 members.

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

In addition to reporting our membership by customer type, we report membership by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

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

The following table presents our health membership by customer type, funding arrangement and segment as of September 30, 2003 and 2002. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	September 30,
	2003	2002	Change	%
	(In Thousands)
Customer Type
Local Large Group	3,868	3,836	32	1%
Small Group	1,223	1,156	67	6
Individual	1,182	1,060	122	12
National Accounts [1]	4,574	3,921	653	17
Medicare + Choice	96	104	(8)	(8)
Federal Employee Program	699	675	24	4
Medicaid	205	200	5	3

Total	11,847	10,952	895	8%

Funding Arrangement
Self-funded	6,368	5,572	796	14%
Fully-insured	5,479	5,380	99	2

Total	11,847	10,952	895	8%

Segment
Midwest	5,624	5,188	436	8%
East	2,621	2,408	213	9
West	931	823	108	13
Southeast	2,671	2,533	138	5

Total	11,847	10,952	895	8%

[1]	Includes 2,809 BlueCard members as of September 30, 2003 and 2,395 BlueCard members as of September 30, 2002.

During the twelve months ended September 30, 2003, total membership increased approximately 895,000, or 8%, primarily in our National Accounts and Individual businesses.

The primary driver of our membership change was the increase in National Accounts membership of 653,000, or 17%, which primarily resulted from a significant increase in BlueCard activity and enrollment gains in our other National Accounts business. BlueCard growth is attributed to increased sales by other Blue Cross Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. Our National Accounts business growth is attributed to the market’s recognition of the value of our networks and the related discounts we can secure, as well as the breadth of our product offerings.

Also contributing to our membership increase were our Individual business enrollment gains, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 796,000, or 14%, primarily due to increases in BlueCard activity and our other National Accounts business. Fully-insured membership grew by 99,000 members, or 2%, primarily in our Individual business, as explained above. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group and National Accounts customers shifted from fully-insured to self-funded during the nine months ended September 30, 2003. Due to current economic conditions, certain large accounts are assuming the health care risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our results for the three or nine months ended September 30, 2003.

Cost of Care

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended September 30, 2003, compared to the 12-month period ended September 30, 2002, for our Local Large Group and Small Group fully-insured businesses only. Membership in these customer groups represented approximately 60% of our premiums for the nine months ended September 30, 2003. In all of our cost of care trends presented below, we have included the necessary information associated with Trigon experience for the entire rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was approximately 10%, driven primarily by professional services costs and outpatient services costs, weighted as a percentage of cost of care expense. We believe that our cost of care trends will range from 10% to 11% through the remainder of 2003.

Professional services costs, which represented 35% of our claim costs, increased approximately 10%. Our overall professional services trend increased due to both higher utilization and unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we continue to promote and implement performance-based contracts that reward clinical outcomes and quality; develop clinical affiliations to advance uniform, evidence-based medical care and preventive guidelines; and expand our relationships with professional medical societies.

Outpatient services costs, which represented 24% of our claim costs, increased approximately 11%, driven by about 60% unit cost and 40% utilization increases. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures. Unit costs per visit increased as more procedures are being performed during each visit to an outpatient provider, as well as the impact of price increases imposed within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules, plan design changes to include new or higher co-payments for high utilization services, selective contracting with freestanding specialty facilities, expansion of our radiology management network program and initiating national contracting programs.

Pharmacy benefit costs, which represented 19% of our claim costs, increased by approximately 9%, primarily due to unit price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. However, unit cost growth has slowed due to an increase in generic usage and price reduction on certain older generic drugs. Growth in utilization has slowed due to plan design changes; the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002; the impact of a study that concluded that hormone replacement for most post-menopausal women is not recommended; and lower antibiotic usage. The introduction of new drugs continues, supported by direct-to-consumer advertising by pharmaceutical companies and expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol and gastrointestinal disease.

In response to increasing pharmacy benefit costs, we are implementing modified plan designs and we have recontracted in an effort to secure better pricing from retail pharmacies. We have also expanded several clinical initiatives designed to improve quality such as drug utilization review, poly pharmacy (use of multiple prescriptions and pharmacies by members) and programs designed to educate physicians and members about the appropriate use of antibiotics. In addition, we continually evaluate our drug formulary to ensure appropriate pharmaceutical therapies for our members. We have about two-thirds of our membership in three-tier drug programs and do not expect significant change from that level.

Inpatient services costs, which represented 22% of our claim costs, increased approximately 10%. About 70% of this trend resulted from unit cost increases and about 30% resulted from utilization increases. The unit cost increases were primarily due to implementation of new provider contracts and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. We have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as diabetes and asthma, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety, with targeted higher correlation of cost-effectiveness and clinical quality.

Results of Operations—Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Our consolidated results of operations for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Premiums	$3,857.1	$3,221.5	$635.6	20%
Administrative fees	297.4	257.7	39.7	15
Other revenue	31.3	24.6	6.7	27

Total operating revenue [1]	4,185.8	3,503.8	682.0	19
Net investment income	70.8	67.3	3.5	5
Net realized gains on investments	5.6	7.3	(1.7)	(23)
Gain (loss) on sale of subsidiary operations	(0.4)	1.0	(1.4)	NM 2

Total revenue	4,261.8	3,579.4	682.4	19%

Benefit expense	3,123.3	2,626.6	496.7	19
Administrative expense	783.5	683.7	99.8	15
Interest expense	32.9	30.3	2.6	9
Amortization of other intangible assets	11.9	9.4	2.5	27

Total expenses	3,951.6	3,350.0	601.6	18

Income before taxes and minority interest	310.2	229.4	80.8	35
Income taxes	112.1	56.9	55.2	97
Minority interest	1.6	1.3	0.3	23

Net income	$196.5	$171.2	$25.3	15%

Average basic shares outstanding (in millions)	138.3	128.8	9.5	7%
Average diluted shares outstanding (in millions)	142.7	132.3	10.4	8
Basic net income per share	$1.42	$1.33	$0.09	7
Diluted net income per share	$1.38	$1.29	$0.09	7%

Benefit expense ratio [3]	81.0%	81.5%		(50	) bp [4]
Administrative expense ratio [5]	18.7%	19.5%		(80	) bp [4]
Income before income taxes and minority interest as a percentage of total revenue [6]	7.3%	6.4%		90	bp4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the three months ended September 30, 2003 and 2002 were $1,999.7 million and $1,472.9 million, respectively.

[2]	NM = Not meaningful.

[3]	Benefit expense ratio = Benefit expense + Premiums.

[4]	bp = basis point; one hundred basis points = 1%.

[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.

[6]	Income before income taxes and minority interest as a percentage of total revenues = income before income taxes and minority interest ÷ total revenue.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Trigon acquisition for the three months ended September 30, 2003 and the two months ended September 30, 2002.

Premiums increased $635.6 million, or 20%, to $3,857.1 million in 2003. On a same-store basis, premiums increased $290.1 million, or 11%, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. Our same-store premium yields for our fully-insured Local Large Group and Small Group businesses were approximately 10% on a rolling 12-month basis as of September 30, 2003. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual and Small Group businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group and National Accounts customers to self-funded arrangements, resulting in lower revenues. The claims costs in certain Southeast lines of business were much lower than anticipated. Therefore, our Southeast region issued premiums refunds to certain policyholders in the aggregate amount of $30.0 million, offsetting premium growth.

Administrative fees increased $39.7 million, or 15%, to $297.4 million in 2003. On a same-store basis, administrative fees increased $8.4 million, or 4%, primarily due to increases in BlueCard activity and revenues from additional self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of this contract was substantially completed by June 30, 2003.

Other revenue, which is comprised principally of co-pays and deductibles associated with Anthem Prescription Management’s, or APM’s, sale of mail-order drugs, increased $6.7 million, or 27%, to $31.3 million in 2003. APM is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. On a same-store basis, other revenue increased $6.6 million, or 30%, primarily due to additional mail-order prescription volume and increased wholesale drug costs, which are passed through to our customers. This increased mail-order prescription volume resulted from both membership increases and additional utilization of APM’s mail-order pharmacy option.

Benefit expense increased $496.7 million, or 19%, to $3,123.3 million in 2003. On a same-store basis, benefit expense increased $228.1 million, or 10%. Included in these same-store results was a $26.6 million net favorable prior year reserve development recorded during the third quarter of 2002. Excluding net reserve developments, same-store benefit expense increased $201.5 million, or 9%, primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 50 basis points from 81.5% in 2002 to 81.0% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 20 basis points to 81.4% in 2003, primarily due to lower than anticipated medical costs, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Administrative expense increased $99.8 million, or 15%, to $783.5 million in 2003. Included in the 2003 results was a $10.0 million contribution to Anthem’s charitable foundation made by our East segment. Included in the 2002 results was an unfavorable $23.0 million adjustment to reflect the accrual of additional premium taxes in the state of Ohio and a $5.7 million reduction in the carrying value of our investment in MedUnite. On a same-store basis and excluding these three items, administrative expense increased $45.9 million, or 8%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefits increases. These increases in administrative expenses were partially offset by a decrease in certain cost-reimbursed expenses related to our Medicare processing business. On a same-store basis and excluding the three specific items detailed above, our administrative expense ratio decreased 30 basis points to 18.6% in 2003, primarily due to our growth in operating revenue and the leveraging of our costs over these increased revenues.

Net investment income increased $3.5 million, or 5%, to $70.8 million in 2003. This increase in investment income resulted from several items, including the reinvestment of cash generated from operations and the investment of additional assets in 2003 from our Trigon acquisition. Offsetting these increases was a decrease in average yields on our overall portfolio.

Net realized gains on investments decreased $1.7 million, or 23%, to $5.6 million in 2003. A summary is as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$6.7	$9.1	$(2.4)	(26)%
Net realized gains from the sale of equity securities	—	0.1	(0.1)	(100)%
Other than temporary impairments	(1.1)	(1.9)	0.8	42%

Net realized gains on investments	$5.6	$7.3	$(1.7)	(23)%

Interest expense increased $2.6 million, or 9%, to $32.9 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition. Interest expense on this debt was included for three months in the third quarter of 2003 and two months in the third quarter of 2002.

Amortization of other intangible assets increased $2.5 million, or 27%, to $11.9 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition. This amortization expense was included for three months in the third quarter of 2003 and two months in the third quarter of 2002.

Income tax expense increased $55.2 million, or 97%, to $112.1 million in 2003, primarily due to increased income before taxes. In addition, our effective income tax rate increased to 36.1% in 2003 from 24.8% in 2002. The increase in our effective income tax rate is primarily due to the release of a deferred tax valuation allowance in 2002. Our current effective tax rate is more consistent with our expected rate on future earnings.

Both basic and diluted net income per share for the three months ended September 30, 2003 increased from the three months ended September 30, 2002 primarily as a result of increased net income. These increases were partially offset by increases in the number of weighted average shares primarily due to the fact that shares issued in connection with our Trigon acquisition were outstanding for three months in 2003 and two months in 2002. Partially offsetting these increases of weighted average shares was our repurchase of shares of our common stock.

We use operating gain to evaluate the performance of our reportable segments, as defined by FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains on investments, gain (loss) on sale of subsidiary operations, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 6 to our unaudited consolidated financial statements for the three months ended September 30, 2003 and

2002 included in this Form 10-Q. The discussions of segment results for the three months ended September 30, 2003 and 2002 presented below are based on operating gain and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,693.6	$1,521.0	$172.6	11%
Operating Gain	$108.9	$67.3	$41.6	62%
Operating Margin	6.4%	4.4%		200	bp
Membership (in 000s)	5,624	5,188	436	8%

Operating revenue increased $172.6 million, or 11%, to $1,693.6 million in 2003, primarily due to premium rate increases in our Federal Employee Program, Local Large Group and Small Group businesses. Also contributing to this growth were membership increases in our Individual and Small Group businesses. Operating revenue increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain National Accounts and Local Large Group customers to self-funded arrangements, resulting in lower revenues.

Operating gain increased $41.6 million, or 62%, to $108.9 million in 2003, primarily due to improved underwriting results in our Medicare + Choice business. Partially offsetting these improved results were lower operating gains recorded by our Individual business, primarily due to spending on systems to replace our claims, enrollment and customer service technology. Also impacting operating gain were an unfavorable $23.0 million adjustment recorded in the third quarter of 2002 to reflect the accrual of additional premium taxes in the state of Ohio and the recognition of a $15.7 million favorable adjustment for reserve developments in 2002, which resulted in a net $7.3 million unfavorable adjustment to 2002 results.

Membership increased 436,000, or 8%, to 5.6 million, primarily due to additional BlueCard activity and enrollment gains in our other National Accounts and Individual businesses. Individual sales benefited from a wider variety of product offerings. Our Midwest segment experienced a shift in membership from our Local Large Group fully-insured business to our Local Large Group self-funded business, primarily due to group employers’ shifting to self-funded insurance benefits in a weakening economy.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$1,160.5	$1,078.8	$81.7	8%
Operating Gain	$75.4	$61.7	$13.7	22%
Operating Margin	6.5%	5.7%		80	bp
Membership (in 000s)	2,621	2,408	213	9%

Operating revenue increased $81.7 million, or 8%, to $1,160.5 million in 2003, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. Operating revenue increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully-insured to self-funded arrangements, resulting in lower revenues. Also offsetting revenue increases was the termination of a third party administrator arrangement in 2002.

Operating gain increased $13.7 million, or 22%, to $75.4 million in 2003, primarily due to improved underwriting results in our Local Large Group and Small Group businesses, which was partially offset by a $10.0 million contribution to Anthem’s charitable foundation during the third quarter of 2003.

Membership increased 213,000, or 9%, primarily due to enrollment gains in our National Accounts business, including BlueCard activity and enrollment gains in our Local Large Group business. Our East segment experienced a shift in membership from our Local Large Group fully-insured business to our Local Large Group self-funded business, primarily due to certain Local Large Group customers shifting to self-funded insurance benefits in a weakening economy. We previously serviced approximately 13,000 Medicaid members in New Hampshire, but as of July 1, 2003, we exited the New Hampshire Medicaid market.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$266.6	$225.4	$41.2	18%
Operating Gain	$32.6	$31.7	$0.9	3%
Operating Margin	12.2%	14.1%		(190	) bp
Membership (in 000s)	931	823	108	13%

Operating revenue increased $41.2 million, or 18%, to $266.6 million in 2003, primarily due to higher premium rates in our Federal Employee Program and Local Large Group businesses. Also contributing to operating revenue growth was increased membership in our Individual and Federal Employee Program businesses.

Operating gain increased $0.9 million, or 3%, to $32.6 million in 2003, primarily due to improved underwriting results in our Local Large Group business. Operating gain increases were partially reduced by a $10.9 million favorable adjustment for reserve developments recorded in 2002.

Spending on systems to replace our current claims, enrollment and customer service technology is expected to continue to increase in the fourth quarter and throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating margins are expected to decline in the fourth quarter of 2003 and throughout 2004.

Membership increased 108,000, or 13%, primarily due to increased BlueCard activity. Also impacting this membership growth were increases in our Individual and our other National Account businesses due to improved marketing efforts.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements beginning August 1, 2002. Our Southeast segment’s summarized results of operations for the three months ended September 30, 2003 and the two months ended September 30, 2002 are as follows:

	Period Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$950.4	$573.5	NM	NM
Operating Gain	$82.0	$46.3	NM	NM
Operating Margin	8.6%	8.1%		50	bp
Membership (in 000s)	2,671	2,533	138	5%

The comparison of these two time periods is not meaningful as the period ended September 30, 2003 consists of three months of operating results while the period ended September 30, 2002 consists of two months of operating results. Thus, the following discussion addresses only unusual, one-time items contained in each period.

Operating revenue and operating gain for the three months ended September 30, 2003 were reduced by $30.0 million. The claims costs in certain Southeast lines of business were much lower than anticipated. Therefore, our Southeast region issued premiums refunds to certain policyholders in the aggregate amount of $30.0 million. Our integration activities remain on schedule, and we expect to achieve more than $50.0 million of synergy savings in 2003 and at least $75.0 million in 2004. We achieved approximately $17.0 million of synergies in the third quarter of 2003, primarily related to the reduction of corporate overhead and information technology costs as we integrate our Southeast segment.

Membership increased 138,000, or 5%, to 2.7 million members in 2003, primarily due to increased BlueCard activity and increased membership in our other National Accounts and Individual businesses.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Our Specialty segment’s summarized results of operations for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$194.2	$136.0	$58.2	43%
Operating Gain	$18.7	$13.4	$5.3	40%
Operating Margin	9.6%	9.9%		(30	) bp

Operating revenue increased $58.2 million, or 43%, to $194.2 million in 2003, primarily due to increased mail-order prescription volume and increased wholesale drug costs which are passed through to our customers at APM, as well as the results of Anthem Behavioral Health, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume resulted from both membership increases and additional utilization of APM’s mail-order pharmacy option. For the three months ended September 30, 2003, mail-order prescription volume increased 28% and retail prescription volume increased 13% compared to the three months ended September 30, 2002. Operating revenue from our behavioral health business is increasing as we begin to provide these services to more of our existing Anthem health membership.

Operating gain increased $5.3 million, or 40%, to $18.7 million in 2003, primarily due to increased mail-order prescription volume, as well as improved behavioral health results as we begin to realize economies of scale from this developing business. These improvements in operating gain were partially offset by start-up and integration expenses.

Our Specialty segment will continue efforts to expand sales of their product lines to our existing health membership in order to provide our members with a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as the integration costs are incurred.

Other

Our Other segment includes administration of Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the three months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue From External Customers	$43.8	$48.6	$(4.8)	(10)%
Elimination of Intersegment Revenues	(123.3)	(79.5)	(43.8)	55%

Total Operating Revenue	(79.5)	(30.9)	(48.6)	157%
Operating Loss	$(38.6)	$(26.9)	$(11.7)	43%

Operating revenue from external customers decreased $4.8 million, or 10%, to $43.8 million in 2003, primarily due to the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $43.8 million, or 55%, reflecting additional sales by APM to our health segments and sales between health segments.

Operating loss increased $11.7 million, or 43%, to $(38.6) million in 2003, primarily due to additional incentive compensation associated with better than expected performance that was not allocated to the operating segments.

Results of Operations—Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Our consolidated results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Premiums	$11,289.0	$8,352.9	$2,936.1	35%
Administrative fees	879.4	674.8	204.6	30
Other revenue	92.5	62.5	30.0	48

Total operating revenue [1]	12,260.9	9,090.2	3,170.7	35
Net investment income	207.9	187.5	20.4	11
Net realized gains on investments	9.1	13.2	(4.1)	(31)
Gain (loss) on sale of subsidiary operations	(1.4)	1.0	(2.4)	NM	[2]

Total revenue	12,476.5	9,291.9	3,184.6	34
Benefit expense	9,177.2	6,937.8	2,239.4	32
Administrative expense	2,273.8	1,733.7	540.1	31
Interest expense	98.6	65.4	33.2	51
Amortization of other intangible assets	35.6	16.8	18.8	112

Total expense	11,585.2	8,753.7	2,831.5	32

Income before taxes and minority interest	891.3	538.2	353.1	66
Income taxes	321.8	158.9	162.9	103
Minority interest	4.0	2.1	1.9	90

Net income	$565.5	$377.2	$188.3	50%

Average basic shares outstanding (in millions)	138.4	111.8	26.6	24%
Average diluted shares outstanding (in millions)	142.0	114.3	27.7	24
Basic net income per share	$4.09	$3.37	$0.72	21
Diluted net income per share	$3.98	$3.30	$0.68	21%
Benefit expense ratio [3]	81.3%	83.1%		(180	) bp [4]
Administrative expense ratio [5]	18.5%	19.1%		(60	) bp [4]
Income before income taxes and minority interest as a percentage of total revenue [6]	7.1%	5.8%		130	bp [4]

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the nine months ended September 30, 2003 and 2002 were $5,542.7 million and $3,641.5 million, respectively.

For the remaining footnote explanations, see “Results of Operations—Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002” table.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Trigon acquisition for the nine months ended September 30, 2003 and the two months ended September 30, 2002.

Premiums increased $2,936.1 million, or 35%, to $11,289.0 million in 2003. On a same-store basis, premiums increased $900.6 million, or 12%, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. Our same-store premium yields for our fully-insured Local Large Group and Small Group businesses, were approximately 10% on a rolling 12-month basis as of September 30, 2003. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual and Small Group businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group and National Accounts customers to self-funding arrangements, resulting in lower revenues. The claims costs in certain Southeast lines of business were much lower than anticipated. Therefore, our Southeast region issued premiums refunds to certain policyholders in the aggregate amount of $40.4 million, offsetting our premium growth.

Administrative fees increased $204.6 million, or 30%, to $879.4 million in 2003. On a same-store basis, administrative fees increased $23.9 million, or 4%, primarily due to increased BlueCard activity and increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by the termination of an East segment third party administrator arrangement in 2002.

Other revenue, which is comprised principally of co-pays and deductibles associated with APM’s sale of mail-order drugs, increased $30.0 million, or 48%, to $92.5 million in 2003. On a same-store basis, other revenue increased $24.4 million, or 41%, primarily due to additional mail-order prescription volume and increased wholesale drug costs, which are passed through to our customers. This increased mail-order prescription volume resulted from both membership increases and additional utilization of APM’s mail-order pharmacy option.

Benefit expense increased $2,239.4 million, or 32%, to $9,177.2 million in 2003. Included in these 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments and a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003. On a same-store basis, benefit expense increased $631.6 million, or 10%, to $7,142.5 million in 2003. Included in these same store 2003 results was the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003 and a $15.9 million net favorable prior year reserve development recorded during the second quarter of 2003. Included in these same store 2002 results was a $26.6 million favorable adjustment for reserve developments. Excluding these items, same-store benefit expense increased $645.4 million, or 10%, primarily due to increased cost of care and higher average fully-insured membership. Increased cost of care was driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 180 basis points from 83.1% in 2002 to 81.3% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 130 basis points to 81.9% in 2003, primarily due to lower than anticipated medical costs, the favorable resolution of litigation, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Administrative expense increased $540.1 million, or 31%, to $2,273.8 million in 2003. Included in the 2003 results was a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment and a $10.0 million contribution to Anthem’s charitable foundation made by our East segment. Included in the 2002 results was an unfavorable $23.0 million adjustment recorded in the third quarter to reflect the accrual of additional premium taxes in the state of Ohio and a $10.1 million reduction in the carrying value of our investment in MedUnite. On a same-store basis and excluding these items, administrative expense increased $146.3 million, or 9%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefit increases. On a same-store basis and excluding the specific items detailed above, our administrative expense ratio decreased 40 basis points to 18.4% in 2003, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues.

Net investment income increased $20.4 million, or 11%, to $207.9 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by a decrease in yields from new investments.

Net realized gains on investments decreased $4.1 million, or 31%, to $9.1 million in 2003. A summary is as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$33.2	$15.9	$17.3	109%
Net realized gains from the sale of equity securities	0.3	0.4	(0.1)	(25)%
Other than temporary impairments	(24.4)	(3.1)	(21.3)	NM

Net realized gains on investments	$9.1	$13.2	$(4.1)	(31)%

Interest expense increased $33.2 million, or 51%, to $98.6 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition. Interest expense on this debt was included for nine months in 2003 and two months in 2002.

Amortization of other intangible assets increased $18.8 million, or 112%, to $35.6 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition. This amortization expense was included for nine months in 2003 and two months in 2002.

Income tax expense increased $162.9 million, or 103%, to $321.8 million in 2003, primarily due to increased income before taxes. In addition, our effective income tax rate increased to 36.1% in 2003 from 29.5% in 2002. This 660 basis point increase in the effective income tax rate is primarily due to the release of a deferred tax valuation allowance in 2002. Our current effective tax rate is more consistent with our expected rate on future earnings.

Both basic and diluted net income per share for the nine months ended September 30, 2003 increased from the nine months ended September 30, 2002 primarily as a result of increased net income. These increases were partially offset by an increase in the number of weighted average shares primarily due to the fact that shares issued in connection with our Trigon acquisition were outstanding for three months in 2003 and two months in 2002. Partially offsetting these increases in weighted average shares was our repurchase of shares of our common stock.

We use operating gain to evaluate the performance of our reportable segments, as defined by FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains on investments, gain (loss) on sale of subsidiary operations, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 6 to our unaudited consolidated financial statements for the nine months ended September 30, 2003 and 2002 included in this Form 10-Q. The discussions of segment results for the nine months ended September 30, 2003 and 2002 presented below are based on operating gain and operating margin, which is calculated as operating gain ÷ operating revenue. Our definition of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related business for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$4,960.3	$4,481.4	$478.9	11%
Operating Gain	$323.6	$182.9	$140.7	77%
Operating Margin	6.5%	4.1%		240	bp

Operating revenue increased $478.9 million, or 11%, to $4,960.3 million, primarily due to premium rate increases in our Local Large Group, Federal Employee Program, Small Group and Medicare + Choice businesses. Also contributing to this growth were membership increases in our Individual and Small Group businesses. Operating revenue increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain National Accounts and Local Large Group customers to self-funded arrangements, resulting in lower revenues.

Operating gain increased $140.7 million, or 77%, to $323.6 million, primarily due to improved underwriting results in our Medicare + Choice, Local Large Group and Small Group businesses, the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003, and an unfavorable $23.0 million adjustment recorded in the third quarter of 2002 to reflect the accrual of additional premium taxes in the state of Ohio. Partially offsetting these improved results were lower operating gains recorded by our Individual business, primarily due to spending on systems to replace our claims, enrollment and customer service technology. Also included in our operating results were the recognition of a $15.7 million favorable adjustment for reserve developments in 2002 and a net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003, which nearly offset each other and resulted in minimal impact on the change in operating gain.

East

Our East segment is comprised of health benefit and related business for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$3,387.0	$3,057.9	$329.1	11%
Operating Gain	$212.8	$156.8	$56.0	36%
Operating Margin	6.3%	5.1%		120	bp

Operating revenue increased $329.1 million, or 11%, to $3,387.0 million in 2003, primarily due to premium rate increases in our Local Large Group,Small Group and Federal Employee Program businesses. Also contributing to operating revenue growth were membership increases primarily in our Local Large Group, Individual and Small Group businesses. These increases were partially offset by the termination of a third party administrator arrangement in 2002 and changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funding arrangements, resulting in lower revenues.

Operating gain increased $56.0 million, or 36%, to $212.8 million in 2003, primarily due to improved underwriting results in our Local Large Group, Small Group and Individual businesses. Operating gain increases were partially offset by a $10.0 million contribution to Anthem’s charitable foundation during the third quarter of 2003.

West

Our West segment is comprised of health benefit and related business for members in Colorado and Nevada. Our West segment’s summarized results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$774.1	$682.6	$91.5	13%
Operating Gain	$79.9	$49.3	$30.6	62%
Operating Margin	10.3%	7.2%		310	bp

Operating revenue increased $91.5 million, or 13%, to $774.1 million in 2003, primarily due to higher premium rates in our Local Large Group, Small Group and Federal Employee Program businesses. Also contributing to operating revenue growth was higher membership in our Individual and Federal Employee Program businesses. These increases were partially offset by the impact of decreases in membership in our Local Large Group and Small Group businesses.

Operating gain increased $30.6 million, or 62%, to $79.9 million in 2003, primarily due to improved underwriting results in our Local Large Group and Small Group businesses. Also contributing to the improvement was a $6.3 million reduction of a liability for a large case-specific claim, which was released, in the first quarter of 2003. Partially offsetting these improvements to operating gain was an adjustment of $10.9 million for favorable reserve developments recorded during 2002.

Spending on systems to replace our current claims, enrollment and customer service technology is expected to continue to increase in the fourth quarter of 2003 and throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating margins are expected to decline in the fourth quarter of 2003 and throughout 2004.

Southeast

Our Southeast segment is comprised of health benefit and related business for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements from August 1, 2002 forward. Our Southeast segment’s summarized results of operations for the nine months ended September 30, 2003 and the two months ended September 30, 2002 are as follows:

	Period Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$2,795.3	$573.5	$2,221.8	NM
Operating Gain	$243.4	$46.3	$197.1	NM
Operating Margin	8.7%	8.1%		60	bp

The comparison of these two time periods is not meaningful as the period ended September 30, 2003 consists of nine months of operating results while the period ended September 30, 2002 consists of two months of operating results. Thus, the following discussion addresses only unusual, one-time items contained in each period.

Operating gain for the nine months ended September 30, 2003 included issuance of premium refunds to certain policyholders, which partially offset our premium growth by $40.4 million. These refunds were issued because claims costs in certain Southeast lines of business were much lower than expected. Also impacting 2003 operating gain was a $15.8 million favorable prior year reserve development and a $10.0 million contribution to Anthem’s charitable foundation. We achieved approximately $42.0 million of synergy savings in 2003, primarily related to the reduction of corporate overhead and information technology costs as we integrated our Southeast segment.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. On June 1, 2002, we acquired certain assets of PRO Behavioral Health, a Denver, Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward. Our Specialty segment’s summarized results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue	$533.4	$383.0	$150.4	39%
Operating Gain	$47.6	$38.6	$9.0	23%
Operating Margin	8.9%	10.1%		(120	) bp

Operating revenue increased $150.4 million, or 39%, to $533.4 million in 2003, primarily due to increased mail-order prescription volume and increased wholesale drug costs which are passed through to our customers at APM, as well as the results of Anthem Behavioral Health, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume resulted from both membership increases and additional utilization of APM’s mail-order pharmacy option. For the nine months ended September 30, 2003, mail-order prescription volume increased 26% and retail prescription volume increased 11% compared to the nine months ended September 30, 2002. Operating revenue from our behavioral health business is increasing as we begin to provide these services to more of our existing health membership.

Operating gain increased $9.0 million, or 23%, to $47.6 million in 2003, primarily due to increased mail-order prescription volume. Also increasing operating gain was membership growth and improved underwriting results in our Life insurance business. These improvements in operating gain were partially offset by start-up and integration expenses associated with our dental and vision operations.

Our Specialty segment will continue efforts to expand sales of their product lines to our existing health membership in order to provide our members with a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as integration costs are incurred.

Other

Our Other segment includes administration of Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the six months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30
	2003	2002	$ Change	% Change
	($ in Millions)
Operating Revenue From External Customers	$142.5	$128.6	$13.9	11%
Elimination of Intersegment Revenues	(331.7)	(216.8)	(114.9)	53%

Total Operating Revenue	(189.2)	(88.2)	(101.0)	115%
Operating Loss	$(97.4)	$(55.2)	$(42.2)	76%

Operating revenue from external customers increased $13.9 million, or 11%, to $142.5 million in 2003, primarily due to cost reimbursement activity being reflected in our Medicare administration operations. Elimination of intersegment revenues increased $114.9 million, or 53%, reflecting additional sales by APM to our health segments and sales between our health segments.

Operating loss increased $42.2 million, or 76%, to $(97.4) million in 2003, primarily due to additional incentive compensation not allocated to the operating segments associated with better than expected performance and timing differences related to the allocation of technology expenses.

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

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At September 30, 2003, this liability was $1,861.8 million and represented 25% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us, but not yet processed through our systems. We determine the amount of the liability for incurred but not reported claims for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Liabilities for both incurred but not reported and reported but not yet paid claims are determined for each of our business segments employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. In these methods historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months, the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based upon recent claims expense levels and health care trend levels, or “trend factors”.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves includes changes in utilization levels, unit costs, mix of business, benefit levels, mix of services, provider reimbursement levels, processing system conversions, current claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based upon subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

In addition to the pending claims and incurred but not reported claims, the liability for unpaid life, accident and health claims includes reserves for premium deficiencies. Premium deficiencies are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

Management regularly reviews its assumptions regarding our claims liabilities and makes adjustments to benefit expense recorded, when necessary. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the total benefit expense recorded in that quarter. Prior year development is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our September 30, 2003 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor [2]
(Decrease)/Increase in Completion Factor	Increase/(Decrease) in Unpaid Claims Liabilities	(Decrease)/Increase in Claim Trend Factor	(Decrease)/Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$132.0	(3)%	$(20.0)
(2)%	87.0	(2)%	(14.0)
(1)%	43.0	(1)%	(7.0)
1%	(42.0)	1%	7.0
2%	(84.0)	2%	14.0
3%	(124.0)	3%	20.0

[1]	Assumes (decrease)/increase in the completion factors for the most recent four months

[2]	Assumes (decrease)/increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our September 30, 2003 estimated claims liability and the actual claims paid, net income for the three months ended September 30, 2003 would increase or decrease by $11.9 million while basic net income per share would increase or decrease by $0.09 per share and diluted net income per share would increase or decrease by $0.08 per share.

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

A reconciliation of the beginning and ending balance for unpaid life, accident and health claims from January 1 to September 30, 2003 is as follows:

($ In Millions)
Balances at January 1, 2003, net of reinsurance recoverables of $4.8 million	$1,821.2
Business divestitures and purchase adjustments	(15.5)

Subtotal	1,805.7
Incurred related to:
Current year	9,353.1
Prior years (redundancy)	(181.3)

Total incurred	9,171.8

Paid related to:
Current year	7,725.5
Prior years	1,399.1

Total paid	9,124.6

Balances at September 30, 2003, net of reinsurance	1,852.9
Reinsurance recoverables at September 30, 2003	8.9

Reserve gross of reinsurance recoverables on unpaid claims at September 30, 2003	$1,861.8

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $181.3 million shown in the table above represents an estimate based on paid claim activity from January 1, 2003 to September 30, 2003, and is subject to change based on future paid claim activity. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 90%, of the $181.3 million redundancy relates to claims incurred in calendar year 2002, with the remaining 10% related to claims incurred in 2001 and prior.

We calculate the percentage of prior year redundancies to total incurred claims recorded in each past year in order to demonstrate the development of the prior year reserves. This metric was 1.3% for 2000, 1.5% for 2001 and 1.9% for 2002. For the nine months ended September 30, 2003, the metric was 1.8%.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2003 was $2,458.1 million and other intangible assets were $1,239.1 million. The sum of goodwill and other intangible assets represented 28% of our total consolidated assets at September 30, 2003.

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

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and other intangible assets (with indefinite lives). Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. Because of the amounts of goodwill and other intangible assets included in our consolidated balance sheet, the impairment analysis is significant. If we are unable to support a fair value estimate in future annual impairment tests, we may be required to record impairment losses against income in future periods.

Investments

Total investment securities were $6,507.3 million and represented 49% of our total consolidated assets at September 30, 2003. Approximately 97% of our total investment securities were fixed maturity securities with the remaining 3% being equity securities. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. Unrealized gains or losses on these securities are included in accumulated comprehensive income as a separate component of shareholders’ equity. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when sold.

We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s fair value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. During the nine months ended September 30, 2003, we recorded a $24.4 million charge for other than temporary impairment of our equity securities, primarily due to the length of time that the securities fair value had been less than its cost. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets. Management believes it has adequately reviewed for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other than temporary declines being charged against future income.

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

At September 30, 2003, we had gross unrealized gains of $252.9 million and gross unrealized losses of $8.4 million on our fixed maturity securities, which were substantially related to interest rate changes. We expect the scheduled principal and interest payments will be realized. Our equity securities are comprised of market indexed mutual funds and had unrealized gains of $5.7 million at September 30, 2003. There were no unrealized losses on equity securities at September 30, 2003.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, and account for these plans in accordance with Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we use a calculated value of plan assets as described below. Further, the effects of the performance of the pension plans’ assets and changes in pension liabilities on our computation of pension expense are amortized over future periods.

The most important factor in determining our pension expense is the assumption for expected return on plan assets. As of our September 30, 2003 measurement date, we lowered our expected rate of return on plan assets to 8.00% (from 8.50% for 2003 expense recognition). We use the geometric averaging method of determining our expected rate of return. We believe our assumption of future returns is reasonable. This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense. The plan assets have earned a rate of return less than 8.00% over the prior two years and it is possible that we will further lower our assumption for expected return on plan assets if this trend continues. If we lower our expected return on plan assets, future contributions to the pension plan or pension expense would likely increase.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (September 30, 2003), we selected a discount rate of 6.25%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

At September 30, 2003, our consolidated prepaid pension asset was $222.9 million compared to $146.2 million at December 31, 2002. During the three-month periods ended September 30 and June 30, 2003, we funded $50.0 million and $40.0 million to our cash balance pension plans. For the three and nine months ended September 30, 2003, we recognized consolidated pretax pension expenses of $5.1 million and $15.3 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At our last measurement date (September 30, 2003), we selected a discount rate of 6.25%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rate used in measuring the other benefit obligations was generally 10% in 2002, decreasing 1% per year to 5% in 2007. Beginning October 1, 2003, the assumed health care trend rate is 11% decreasing approximately 1% per year to 5.5% in 2009.

New Accounting Pronouncements

On January 1, 2003, we adopted the interim reporting requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). FAS 148 requires more prominent disclosure and specifies the form, content and location of these disclosures in both our annual and interim financial statements. Adoption of this statement had no impact on our financial position or results of operations, as we continue to account for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 3 to our unaudited financial statements included in this Form 10-Q for the disclosures required by FAS 148.

There were no other new accounting pronouncements adopted during the three or nine months ended September 30, 2003 that had a material impact on our financial position, operating results or disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long term borrowings, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these expenses. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

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

Liquidity—Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

During 2003, net cash flow provided by operating activities was $725.7 million, as compared to $623.9 million in 2002, an increase of $101.8 million. The increase resulted from improved net income and the impact of our Trigon acquisition, offset by a decline in operating cash flow from our operating assets and liabilities. The decline in cash from operating assets and liabilities primarily resulted from increases in receivables as our revenue base grew, payment for resolution of a litigation matter and higher incentive payments during the first nine months of 2003 as compared to 2002.

Net cash flow used in investing activities was $544.2 million in 2003, compared to cash used of $960.8 million in 2002, a decrease in cash used of $416.6 million. The table below outlines the changes in investing cash flow between the two years:

Increase in net purchases of investments	$364.5
Decrease in net purchases and sales of subsidiaries	(782.9)
Increase in net purchases and proceeds from sale of property and equipment	1.8

Total decrease in cash used in investing activities	$(416.6)

The purchase of investment securities increased as operating cash was moved into our investment portfolio and cash balances held by our investment managers was reduced. The decrease in subsidiary purchases resulted primarily from minimal activity in 2003 versus 2002, which included our Trigon acquisition. The increased property and equipment net purchases were nominal.

Net cash flow used in financing activities was $206.3 million in 2003 compared to cash provided by financing activities of $842.5 million in 2002. During 2003, $143.9 million was used to repurchase our common stock. In addition, $100.0 million was used to fund the payment of senior guaranteed notes, which matured on July 15, 2003. These payments were offset by $37.6 million of proceeds from the issuance of common stock related to the exercise of stock options and our employee stock purchase program. During the nine months ended September 30, 2002, proceeds of $938.5 million were received from the issuance of senior notes used to fund a portion of the Trigon acquisition. In addition, $17.1 million was received from the issuance of common stock due to the exercise of stock options and from our employee stock program. Offsetting these amounts was $109.2 million used to repurchase shares of common stock and $4.1 million used for costs related to the issuance of shares for the Trigon acquisition.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash and cash equivalents and investments of $7.2 billion at September 30, 2003. Total cash and cash equivalents and investments increased by $534.4 million from December 31, 2002, primarily resulting from our strong cash flows generated from operating activities, partially offset by cash used for stock repurchases and debt repayment.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. From January 1, 2003 through September 30, 2003, Anthem received $458.6 million of dividends from its subsidiaries. At September 30, 2003, Anthem held at the parent company approximately $706.9 million of our consolidated $7.2 billion of cash and cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 22.1% as of September 30, 2003 and 24.7% as of December 31, 2002.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $3.9 billion for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, we obtained a commitment for a bridge loan of up to $3.0 billion. Additionally, as of October 31, 2003, we have $700.0 million of cash and investments and access to $1.0 billion of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. At or near the expected closing of the WellPoint transaction in mid-2004, we plan to issue up to $2.0 billion of debt securities in a private placement or public offering to provide permanent financing. In addition, we expect to put in place an expanded $2.5 billion revolving credit facility, replacing our current $1.0 billion of credit facilities. Upon issuance of the $2.0 billion of debt securities and the increase of $1.5 billion in our revolving credit facilities, the $3.0 billion commitment for the bridge loan will be terminated. In addition, as part of the debt recapitalization associated with the WellPoint transaction, and using sources of liquidity described above, we may repurchase a portion of our surplus notes, subject to market conditions at that time.

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On July 1, 2003 a second facility was renewed which now expires June 29, 2004. Under this second facility, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of September 30, 2003. There were no borrowings under these facilities for the nine months ended September 30, 2003.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the nine months ended September 30, 2003.

On December 18, 2002, Anthem filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of a potential offering and the securities being offered will be provided at the time of such offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of September 30, 2003 Anthem had $1.0 billion of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we believe the $458.6 million that was paid in the period from January 1, 2003 to September 30, 2003 will be the total amount of dividends to be received by Anthem during 2003.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased 2.3 million shares of our common stock during the nine months ended September 30, 2003, at a cost of $143.9 million. We currently have $356.1 million of authorization remaining under this program.

In 2001, Anthem Southeast started an estimated four-year, $84.0 million building construction project to expand its regional offices in Richmond, Virginia. The expansion plan includes construction of a four-story, 308,000-square-foot building to house the operations center and major renovations to the existing headquarters building. Construction for the new building began in 2001 and was completed in mid-2003. Renovations of the current facility will begin once the new building is occupied, with a scheduled completion date in 2005. The project will be funded using internal cash and investments. Through September 30, 2003, we have capitalized $60.1 million related to the ongoing construction of this project. There are currently no other commitments for major capital expenditures to support existing business.

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

During the nine months ended September 30, 2003, we funded $90.0 million to our pension plans. Our policy, implemented during the second quarter of 2003, is to fund our pension plan on a quarterly basis, rather than making a single larger annual contribution. We may have adjustments to quarterly funding amounts based on changes in the market value of plan assets and changes to related assumptions.

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

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and managed care products. The National Association of Insurance Commissioners sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2002, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross Blue Shield Association.

This management’s discussion and analysis contains certain forward-looking information. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties may include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by Anthem and WellPoint; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; an increased level of debt; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies from the Trigon acquisition and to successfully integrate our operations; our ability to consummate our merger with WellPoint, to achieve expected synergies and operating efficiencies in the merger within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; our ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction and the value of the transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 4.    Controls and Procedures

The Company carried out an evaluation as of September 30, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Anthem, along with a number of other managed care companies, were sued in purported class action lawsuits asserting various causes of action under federal and state law. One such action, William Strand, et al., v. Anthem BCBS of Connecticut, et al., was filed in Connecticut and was consolidated with the other subscriber track cases in Multi District Litigation before Judge Moreno in Miami, Florida. Class certification was denied in the subscriber track cases, and the case settled for $5,000. The case was dismissed with prejudice by order of the Court on July 18, 2003. The second subscriber track case, The State of Connecticut v. Anthem BCBS of Connecticut, et al., brought by the Connecticut Attorney General, was dismissed by the court on September 19, 2003. The Attorney General filed a motion for reconsideration with the trial court, which the court overruled on October 1, 2003.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. On May 8, 2003, in a case titled Dr.Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal court in Portland, Oregon, naming several Blue Cross Blue Shield Plans, including the Company, as well as several commercial insurers. This case also alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors. Both cases have been transferred to the MDL docket and are now assigned to Judge Moreno in Miami.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit, Dr. William Lewis, et al., v. Associated Medical Networks, Ltd., et al., filed in the Superior Court of Lake County, Indiana. The case was transferred to the Superior Court of Marion County, Indiana, which certified a class on December 3, 2001. The trial court’s decision was affirmed by the Court of Appeals in February 2003. Anthem filed a petition for transfer to the Indiana Supreme Court, which was granted on October 2, 2003. An opinion will issue in due course.

In the Connecticut state court provider class action, the trial court certified a class of Connecticut providers on July 19, 2001. Anthem appealed, and on September 22, 2003, the Connecticut Supreme Court reversed the trial court’s class certification decision and remanded the case back to the trial court. The trial court is to examine four claims, and determine whether the claims are appropriate for treatment as class claims.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

a)	Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	Form 8-K furnished, not filed, on July 31, 2003 attaching a press release reporting financial results for the second quarter of 2003.

2.	Form 8-K furnished, not filed, on August 6, 2003 attaching a press release reporting that the Kansas Supreme Court had issued its opinion in connection with Anthem’s proposed affiliation with Blue Cross and Blue Shield of Kansas.

3.	Form 8-K furnished, not filed, on September 2, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

4.	Form 8-K furnished, not filed, on September 15, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

5.	Form 8-K furnished, not filed, on September 29, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

45

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

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibit Number		Document

2.1		Agreement and Plan of Merger, dated as of October 26, 2003, among Anthem, Inc., Anthem Holding Corp. and Wellpoint Health Networks Inc. (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request) (1)

10.15	* (i)	Amended and Restated Board of Directors Deferred Compensation Plan, effective as of January 1, 2004.

31.1		Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K as filed with the Commission on October 27, 2003 is incorporated herein by reference.