Form 10-K
period 2003-12-31
ANTHEM INC
filed 2004-02-27
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-16751

ANTHEM, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Monument Circle Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 488-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 6.00% Equity Security Units	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2003 was approximately $10,669,532,774.

As of February 17, 2004, 138,147,599 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2004	PART III

ANTHEM, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2003

i

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

References in this Annual Report on Form 10-K to the term “Anthem Insurance” refer to Anthem Insurance Companies, Inc., an Indiana-domiciled insurance company. References to the term “Anthem” or the “Company” refer to Anthem Insurance and its direct and indirect subsidiaries before the demutualization, and to Anthem, Inc., an Indiana holding company, and its direct and indirect subsidiaries, including Anthem Insurance, after the demutualization, as the context requires. References to the terms “we,” “our,” or “us,” refer to Anthem, before and after the demutualization. The demutualization was consummated on November 2, 2001.

ii

PART I

ITEM 1.    BUSINESS.

General Description of Anthem’s Business

We are one of the nation’s leading publicly traded health benefits companies in the United States, serving more than 11.9 million members, or customers, primarily in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia, excluding the immediate suburbs of Washington, D.C. We own the exclusive right to market our products and services using the Blue Cross® and Blue Shield®, or BCBS, names and marks in all nine states under license agreements with the Blue Cross Blue Shield Association, or BCBSA, an association of independent BCBS plans. We seek to be a leader in our industry by offering a broad selection of flexible and competitively priced health and specialty benefits products.

Our product portfolio includes a diversified mix of managed care products, including preferred provider organizations, or PPOs, health maintenance organizations, or HMOs, and point of service, or POS plans, as well as traditional indemnity products. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include claims processing, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. In addition, we offer our customers several specialty products, including group life and disability insurance benefits, pharmacy benefit management, dental, vision and behavioral health benefits services. Our products allow our customers to choose from a wide array of funding alternatives. For our insured products, we charge a premium and assume all or a majority of the health care risk. Under our self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or a majority of the health care costs. Our 2003 operating revenue was 92.1% derived from fully-insured products, while 7.9% was derived from administrative services and other revenues.

Our customer base primarily includes local large groups (51 or more employees), small groups (one to 50 employees) and individuals (includes individuals under age 65, Medicare Supplement and Medicare + Choice business) each of which accounted for 38.6%, 20.1% and 17.7% of our 2003 operating revenue, respectively. Other major customer categories include National accounts, federal employees and other federally funded programs. We market our products through an extensive network of independent agents and brokers and our in-house sales force who are compensated on a commission basis for new sales and retention of existing business.

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

Anthem, is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or SEC. Our website is www.anthem.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Security Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Industry Overview

The health benefits industry has experienced significant change in recent years. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans, incorporating features of each, are among the various forms of managed care products that have developed over a number of years. Through these types of products, the cost of health care is contained by negotiating contracts with hospitals, physicians and other providers to deliver health care at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for non-emergency hospital services, pre-authorization of outpatient surgical procedures, and network credentialing to determine that network doctors and hospitals have the required certifications and expertise. In addition, providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. HMO, PPO and POS members generally are charged periodic, pre-paid premiums, and pay co-payments or deductibles when they receive services. PPO and POS plans provide benefits for out-of-network usage, typically at higher out-of-pocket costs to members. HMO members generally select one of the network’s primary care physicians, who then assume responsibility for coordinating their health care services. Typically, there is no out-of-network benefit for HMO members. PPOs and other open access plans generally provide coverage when members select non-network providers without coordination through a primary care physician, but at a higher out-of-pocket cost. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to self refer or to choose non-network providers at higher out-of-pocket costs similar to those of PPOs.

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

The BCBSA has also undergone significant change in recent years. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid 1980s there were more than 125 separate Blue Cross or Blue Shield companies. Many of these organizations have merged, reducing the number of independent licensees to 41 as of December 31, 2003.

Each of the BCBS companies works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any member from one state works or travels outside of the state in which the policy is written. This program is referred to as BlueCard©, and is a source of revenue for providing member services in our states for individuals who are customers of other BCBS plans.

Our Operating Segments

Our reportable segments are strategic business units delineated by geographic areas within which we offer similar products and services, but manage with a local focus to address each geographic region’s unique market, regulatory and health care delivery characteristics. The regions are:

•	the Midwest, which includes Indiana, Kentucky and Ohio;

•	the East, which includes Connecticut, New Hampshire and Maine;

•	the West, which includes Colorado and Nevada; and

•	the Southeast, which operates in Virginia, excluding the immediate suburbs of Washington, D.C.

In addition to our four geographic regions, we have a Specialty reportable segment, which includes business units providing:

•	group life and disability insurance benefits;

•	pharmacy benefit management;

•	dental and vision administration services; and

•	behavioral health benefits services.

Various ancillary businesses (reported with the Other segment) include:

•	administration of Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; and

•	the program which primarily provided health care benefits and administration in nine states for the Department of Defense’s TRICARE program for military families. On May 31, 2001, the TRICARE operations were sold.

The Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments.

Our Strategy

Our strategic objective is to be among the best in our industry with the size and scale to deliver the best product value with the best people.

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

•	Selection and continued assessment of provider networks: Our networks consist of providers who meet and maintain our standards of medical education, training and professional experience.

•	Disease management: We develop disease management programs that actively work with and educate our members on actions they can take to attain health. We have programs to manage diseases such as diabetes, asthma, coronary artery disease, congestive heart failure and high risk obstetrics. We are also developing additional disease management programs to address member health issues.

•	Advanced care management: We develop programs aimed at helping our network physicians better manage and improve the health of the small percent of members with complex or chronic illnesses.

•	Hospital quality programs: The goal of our hospital quality program is to continuously improve the quality of health care delivered in Anthem’s network hospitals. Our hospital quality program includes a broad and comprehensive set of metrics that address quality of care, clinical outcomes, patient safety, processes of care and organizational management structure. These metrics are based upon best practices for hospitals and are developed through an interactive process with hospitals.

•	Prevention measures: We work with providers and members to promote preventive measures such as childhood and adult immunizations, as well as breast cancer screening.

•	Education: We help our members prevent disease and illness or minimize their impact by promoting lifestyle modification through education.

•	Technology: We also use technology to evaluate the medical care provided to our customers. For example, our Anthem Prescription Management decision support system helps to identify potentially harmful drug interactions and helps prevent members from receiving potentially dangerous combinations of drugs.

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

Formulary drugs are prescription drugs that have been reviewed and selected by a committee of practicing doctors and clinical pharmacists for their quality and effectiveness. Use of medications from the formulary, which includes hundreds of brand name and generic medications, is encouraged through pharmacy benefit design. A three-tier pharmacy benefit and the use of formulary drugs allow members access to highly effective prescription medications, while also helping to control the cost of pharmacy benefits to employers. Members have the same access to medications but share a greater portion of the cost for brand name drugs through the co-payment structure. Under a three-tier program, the customer pays the lowest copayment for generic drugs, a higher copayment for formulary brand name drugs and the highest copayment for brand name drugs not included in the formulary.

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

During the last five years, we have completed the following acquisitions:

•	On July 31, 2002, we purchased 100% of the outstanding stock of Trigon. The purchase price was $4,038.1 million, including cash and Anthem stock.

•	On June 5, 2000, we purchased substantially all of the assets and liabilities of BCBS-ME. The cash purchase price was $95.4 million.

•	On November 16, 1999, we purchased the stock of BCBS-CO/NV. The cash purchase price was $160.7 million.

•	On October 27, 1999, we purchased the assets and liabilities of BCBS-NH. The cash purchase price was $125.4 million.

The following table sets forth our membership by state as of the dates indicated:

	December 31
	2003	2002	2001	2000	1999
	(in thousands)
Midwest
Indiana	1,862	1,723	1,543	1,410	1,358
Kentucky	1,204	1,141	1,099	1,054	1,037
Ohio	2,622	2,370	2,212	2,118	1,987

Subtotal	5,688	5,234	4,854	4,582	4,382

East
Connecticut	1,470	1,322	1,217	1,127	1,031
New Hampshire	580	594	539	479	366
Maine	550	518	504	487	—

Subtotal	2,600	2,434	2,260	2,093	1,397

West
Colorado	702	636	606	463	395
Nevada	237	200	163	132	91

Subtotal	939	836	769	595	486

Southeast—Virginia	2,700	2,549	—	—	—

Total	11,927	11,053	7,883	7,270	6,265

Percentage increase (decrease) from previous year end	8%	40%	8%	16%	21%

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

Pending Transaction with WellPoint Health Networks Inc.

On October 27, 2003, we and WellPoint Health Networks Inc., or WellPoint, announced that we entered into a definitive agreement and plan of merger, or Merger Agreement, pursuant to which WellPoint will merge into our wholly-owned subsidiary. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include PPOs, HMOs and POS and other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16.4 billion based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. On February 26, 2004, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close by mid-2004, subject to, among other things, state regulatory and shareholder approvals.

Disapproved Acquisition of Blue Cross and Blue Shield of Kansas

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced we signed a definitive agreement pursuant to which BCBS-KS would become our wholly-owned subsidiary. On February 11, 2002, the Kansas Insurance Commissioner, or Commissioner, disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. We joined BCBS-KS in an appeal of the Commissioner’s decision, which was filed with the Shawnee County District Court, or District Court, on March 7, 2002. On June 7, 2002, the District Court ruled in favor of us and BCBS-KS. The District Court directed the Commissioner to re-evaluate her decision in accordance with the Court’s very specific interpretation of the Kansas law. On June 10, 2002, the Commissioner appealed the District Court’s ruling to the Kansas Supreme Court, or Supreme Court. On August 6, 2003, the Supreme Court overturned the District Court’s ruling and reinstated the Commissioner’s 2002 disapproval of the proposed transaction. We and BCBS-KS decided not to appeal this decision and the definitive agreement was terminated.

Core Health Benefits Products and Services

We offer a diversified mix of managed care products, including HMO, PPO and POS plans, as well as traditional indemnity products. Our managed care products incorporate a broad range of options and financial incentives for both members and participating providers, including co-payments and provider risk pools. We also offer a broad range of administrative and managed care services and partially insured products for employer self-funded plans. These services and products include claims processing, stop loss insurance, actuarial services, network access, medical cost management, and other administrative services. We charge a premium for insured plans and typically assume all or a majority of the liability for the cost of health care. For self-funded or partially-insured products, we charge a fee for services while the employer assumes all or a majority of the risks. The fee is based upon the customer’s selection from our portfolio of services. We also provide specialty products including group life, disability, prescription management, behavioral health benefits and dental and vision administration. Our principal health products, offered both on an insured and employer-funded basis, are described below. Some managed care and medical cost optimization features may be included in each of these products, such as inpatient pre-certification, benefits for preventive services and reimbursement at our maximum allowable amount with no additional billing to members.

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

The following table sets forth our health benefits membership data by product:

	December 31
	2003	2002	2001
	(in thousands)
PPO	5,678	4,718	3,193
Traditional Indemnity	1,296	1,394	1,113
HMO	1,591	1,658	1,211
POS	546	864	740

Directly Contracted Membership	9,111	8,634	6,257
BlueCard (Anthem Host)	2,816	2,419	1,626

Total	11,927	11,053	7,883

Specialty Products and Services

Prescription Management Services.    We provide pharmacy network management, pharmacy benefits and mail-order prescription services through our subsidiary, Anthem Prescription Management, or Anthem Prescription, our pharmacy benefit manager. Anthem Prescription administers its programs primarily to customers who are also Anthem health plan members. Anthem Rx, our retail pharmacy network, provides members access to more than 51,000 chain and independent pharmacies across the United States, and Anthem Rx Direct, our mail service pharmacy, provides long-term therapy and specialty pharmacy medications through convenient home delivery.

Group Life and Disability.    We offer an array of competitive group life insurance and disability benefit products to both large and small group customers through our subsidiary Anthem Life Insurance Company. We have over $29.1 billion of life insurance in force, insuring over 41,000 groups with more than 830,000 employees. Our traditional group insurance products include term life, accidental death and dismemberment, short-term disability income and long-term disability income. In addition, we offer voluntary group life and disability products through employers which payroll-deduct premiums from their participating employees.

Vision and Dental Care Programs.    These programs are primarily for customers enrolled in our Blue Cross and Blue Shield health plans. Vision and dental products available through our health plans include both fully-insured and self-insured products. In addition, we provide dental third-party administration services through Health Management Systems, Inc., our wholly owned subsidiary.

Behavioral Health Services.    We provide behavioral health benefits and employee assistance programs through our subsidiary, Anthem Behavioral Health, or ABH, and through third party behavioral health networks. ABH administers behavioral health benefits to customers enrolled in our Blue Cross and Blue Shield health plans, as well as to customers of non-Anthem health plans. These customers have access to established provider networks within Anthem states. Anthem’s employee assistance programs, which includes an array of employee and family services, as well as employer services, are offered to Anthem and non-Anthem customers.

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

Customers

The following chart shows our membership by customer type:

	December 31
	2003	2002	2001
	(in thousands)
Local Large Group	3,869	3,867	2,827
Small Group	1,257	1,168	813
Individual	1,202	1,084	701
National Accounts[1]	4,596	3,951	2,903
Medicare + Choice	94	103	97
Federal Employee Program	699	677	423
Medicaid	210	203	119

Total	11,927	11,053	7,883

[1]	Includes 2,816 BlueCard members as of December 31, 2003, 2,419 as of December 31, 2002 and 1,626 as of December 31, 2001.

In each region, we balance the need to customize products with the efficiencies of product standardization. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. As of December 31, 2003, our customer types include several distinguishable categories:

•	Local Large groups, defined as contracts with 51 or more employees eligible to participate as a member in one of our health plans, accounted for 38.6% of our operating revenue and 32.4% of our members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Large group cases may be experience rated or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability and our ability to effectively service large complex accounts.

•	Small groups, defined as contracts with one to 50 eligible employees, accounted for 20.1% of our operating revenue and 10.5% of our members. These groups are sold exclusively through independent agents and brokers. Small group cases are sold on a fully-insured basis. Underwriting and pricing is typically done on a community rated basis, with individual state insurance departments approving the rates. See “Regulation—Small Group Reform” below. Small group customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network and the efficiency of administration. Account turnover is generally higher with small groups as compared to large groups.

•	Individual members (under age 65 and over age 65 with Medicare Supplement) accounted for 13.6% of our operating revenue and 10.1% of our members. These policies are generally sold through independent agents and brokers and our in-house sales force. In some cases an in-house telemarketing unit is used to generate leads. This business is usually medically underwritten at the point of initial issuance. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and approved by state insurance departments. In several of our markets, there is much less competition for individual business than group contracts.

•	Medicare + Choice members (age 65 and over) accounted for 4.1% of our operating revenue and 0.8% of our members. This program is the managed care alternative to the federally funded Medicare program. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare + Choice is marketed in the same manner as Medicare Supplement products.

•	The Federal Employee Program accounted for 12.5% of our operating revenue and 5.9% of our members. As a BCBSA licensee, we participate in a nationwide contract with the Federal government whereby we cover Federal employees and their dependents in our nine-state service area. Under a complex formula, we are reimbursed for our costs plus a fee. We also participate in the overall financial risk for medical claims on a pooled basis with the other participating BCBS companies.

•	National Accounts accounted for 5.1% of our operating revenue, but 38.5% of our members, because much of our National Accounts are self-insured. National Accounts customers are multi-state employer groups headquartered in an Anthem service area with 1,000 or more eligible employees, including 50 or more located in a service area where Anthem is not a BCBSA licensee. Included within the National Accounts business are customers who represent enrollees of other Blue Cross or Blue Shield plans, or the “home” plans, who receive health care services in our Blue Cross and Blue Shield licensed markets. These customers are primarily BlueCard members. National Accounts are generally sold through brokers or consultants working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to our ability to access the national network of BCBS companies and take advantage of their provider discounts in their local markets.

•	Medicaid accounted for 2.9% of our operating revenue and 1.8% of our members. Medicaid membership represents eligible members with state sponsored managed care alternatives for the Medicaid programs that we manage for the states of Connecticut and Virginia.

The Blue Cross Blue Shield License

We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia, excluding the immediate suburbs of Washington, D.C. We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia and the BCBSA could thereafter issue a license to use the BCBS names and marks in these states to another entity. Events that could cause the termination of a license agreement with the BCBSA include:

•	failure to comply with minimum capital requirements imposed by the BCBSA;

•	impending financial insolvency;

•	the appointment of a trustee or receiver;

•	a change of control or violation of the BCBSA ownership limitations on our capital stock; and

•	the commencement of any action against Anthem Insurance seeking its dissolution.

Pursuant to the rules and license standards of the BCBSA, we guarantee the contractual and financial obligations to respective customers of our subsidiaries that hold controlled affiliate licenses from the BCBSA. Those subsidiaries are: Anthem Health Plans of Kentucky, Inc., Anthem Life Insurance Company, Anthem Health Plans, Inc., Community Insurance Company, Anthem Health Plans of New Hampshire, Inc., Rocky Mountain Hospital and Medical Service, Inc., Anthem Health Plans of Maine, Inc., HMO Colorado, Inc., Matthew Thornton Health Plan, Inc., Maine Partners Health Plan, Inc., Health Management Systems, Inc., Anthem Health Plans of Virginia, Inc., Healthkeepers, Inc., Peninsula Health Care, Inc. and Priority Health Care, Inc. These subsidiaries underwrite insurance and provide insurance related services to our members.

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

We use a combination of custom developed and licensed systems throughout our regions. An overall enterprise systems architecture is maintained to promote consistency of data and reduce duplicative platforms.

This architecture assumes single core systems supporting each of our operating regions with centralized systems for key company-wide functions such as financial services, human resources and servicing National accounts. Focus is placed on identifying and eliminating redundant or obsolete applications with an emphasis on increasing our capability to operate in an Internet-enabled environment. Regional administration systems serving unique products and markets feed data to a combination of regional and corporate decision support systems. These systems provide sources of information for all of our data reporting and analysis needs.

Our architecture calls for significant standardization of software, hardware and networking products. Enhancements are undertaken based on a defined information systems plan. This plan, which is developed collaboratively by our technical and operating leadership, is revalidated regularly and maps out business-driven technology requirements for the upcoming three-to-five year period.

We anticipate that consumer demand will cause an increasing need for more of our business to be conducted electronically. Toward that end we have developed several initiatives focused on improving interactions with our customers, members, providers, brokers and associates. We have also improved communication and data collection through compliance with the provisions of the Federal Health Insurance Portability and Accountability Act, or HIPAA.

We are also developing and deploying a series of programs that deliver web-enabled services such as Internet self-service, on-line membership enrollment and on-line price quoting for brokers. Brokers can access on-line quoting capabilities for life, dental and vision related products. For our members, we have on-line access to health information using carefully chosen content providers for consumer health information. Members and providers are also able to inquire through the web and transact business electronically. All of our members with accessibility to the internet currently have on-line access to physician and hospital network directories for their specific health plan.

Collaborations

In addition to internal efforts to leverage technology, we are actively involved as leaders in collaborative technology initiatives. One example includes the Council for Affordable Quality Healthcare, of which we are a founding member, and our CEO currently serves as a board member and is a past chairman. This group, founded by 26 of the nation’s largest health benefits companies and associations, develops programs to improve access to quality health care coverage and to simplify plan administration.

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

Liability for Unpaid Life, Accident and Health Claims

We establish and report liabilities or reserves on our balance sheet for unpaid life, accident and health claims by estimating the ultimate cost of incurred claims that have not yet been reported to us by members or providers and reported claims that we have not yet paid. These reserves represent our estimates and the process requires a high degree of judgment. Reserves are established according to Actuarial Standards of Practice and generally accepted actuarial principles and are based on a number of factors, including experience derived from historical claims payments and other actuarial assumptions. Such assumptions and other factors include health care cost trends, the incidence of incurred claims, the extent to which all claims have been reported and claims processing expenses. Due to the variability inherent in these assumptions, reserve estimates are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves could result in a change to recorded reserves. See Note 8 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K for quantitative information on our reserves, including a progression of reserve balances for each of the last three years. Also see the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, of this Form 10-K for additional discussion of our estimation process.

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost effective medical care. These medical management activities and programs are administered and directed by physicians and trained nurses employed by Anthem. One of the goals of our medical management strategies is to assure that the care delivered to our members is supported by appropriate medical and scientific evidence.

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

Disease management.    We are utilizing more sophisticated models built around disease management and advanced care management. These programs focus on those members who have chronic and/or complex illness and require the greatest amount of medical services. We provide important information to our physician providers and members to help them optimally manage the care of their specific conditions. For example, certain therapies and interventions for patients with diabetes help prevent some of the serious, long-term medical consequences of diabetes and reduce the risks of kidney, eye and heart disease. Our information systems can provide feedback to our physicians to enable them to improve the quality of care. For other prevalent medical conditions such as heart disease and asthma, our ability to correlate pharmacy data and medical management data allows us to provide important information to our members and providers which enables them to more effectively manage these conditions.

Advanced care management.    A significant amount of health care expenditures are for services consumed by a small percent of our members who suffer from complex or chronic illnesses. We have developed a series of programs aimed at helping our network physicians better manage and improve the health of these members. Often, these programs provide benefits for home care services and other support to reduce the need for repeated, expensive hospitalizations.

Formulary management.    Anthem has developed a formulary, a selection of drugs based on clinical quality and effectiveness, which is used across all of our regions. A pharmacy and therapeutics committee uses scientific and clinical evidence to assure that our members have access to the best available therapies. This committee is comprised of 18 members, 13 of whom are academic and community physicians practicing in our markets. Our three-tiered co-payment strategy enables members to have access to all drugs that are not covered on formulary for an additional co-payment.

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

External review procedures.    In light of public concerns about health plans denying coverage of medical services, we work with outside experts through a process of external review to provide our members scientifically and clinically, evidenced-based medical care. When we receive member concerns, we have formal appeals procedures that ultimately allow coverage disputes related to medical necessity decisions under the benefits contract to be settled by independent expert physicians.

Service management.    In HMO and POS networks, primary care physicians serve as the overall coordinators of members’ health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have access to network physicians without a primary care physician serving as the coordinator of care.

Health Care Quality Initiatives

Increasingly, the health care industry is able to define quality health care based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the health care services provided to our members. Our ability to promote high quality medical care has been recognized by the National Committee on Quality Assurance, or NCQA, the largest and most respected national accreditation program for managed care health plans. All three of our HMO plans in the East region hold the highest NCQA rating of Excellent. Our HMO plan for Colorado also holds the highest NCQA accreditation. In our Midwest region, our Ohio, Indiana and Kentucky HMO and POS plans hold the highest NCQA rating. Anthem Southeast’s HealthKeepers, Peninsula and Priority HMOs also hold the highest NCQA accreditation. Anthem Health Plans of Virginia, formerly Trigon Insurance Company, holds the highest level of PPO accreditation from NCQA.

A range of quality health care measures, including the Health Plan Employer Data and Information Set, or HEDIS, has been incorporated into the oversight certification by NCQA. HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For the HMO and POS plans, NCQA’s highest accreditation is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS results that are in the highest range of national or regional performance. For the PPO plans, NCQA’s highest accreditation is granted to those plans that have excellent programs for quality improvement and consumer protection and that meet or exceeds NCQA’s standards.

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

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. While capitation can be a useful method to lower costs and reduce underwriting risk, we believe only highly integrated physician organizations have the information infrastructure to successfully manage these contracts.

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

Behavioral Health and Other Provider Arrangements

We have a series of contracts with third party behavioral health networks and care managers who organize and provide for a continuum of behavioral health services focusing on access to appropriate providers and settings for behavioral health care. These contracts are generally multi-year capitation based arrangements. During 2002, we completed the acquisition of PRO Behavioral Health, a Denver, Colorado-based behavioral health care company. With this acquisition, we created Anthem Behavioral Health, which, in addition to our third party behavioral health networks, is providing behavioral health benefits and employee assistance programs to our members and other non-Anthem health plans. Substance abuse and alcohol dependency treatment programs are an integral part of these behavioral health programs.

In addition, a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long term care providers, are contracted on a region-by-region basis to provide access to a wide range of services. These providers are normally paid on either a fee schedule, fixed-per-day or per case basis.

Competition

The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to more aggressive marketing and pricing, a proliferation of new products and increased quality awareness and price sensitivity among customers. Significant consolidation within the industry has also added to competition. In addition, with the enactment of the Gramm-Leach-Bliley Act, banks and other financial institutions have the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Industry participants compete for customers mainly on the following factors:

•	price;

•	quality of service;

•	access to provider networks;

•	flexibility of benefit designs;

•	reputation (including NCQA accreditation status);

•	brand recognition; and

•	financial stability.

We believe our exclusive right to market products under the Blue Cross Blue Shield brand in our markets provides us with an advantage over our competition. In addition, our provider networks in our Midwest, East and Southeast regions enable us to achieve cost-efficiencies and service levels that allow us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. In our West region, the marketplace is highly fragmented with no single player having a dominant market share. There, as in all regions, we strive to distinguish our products through excellent service, product value and brand recognition.

Competitors in our markets include local and regional managed care plans and third party administrators, or TPAs, and national health benefits companies. In our Midwest region, our largest competitors include

UnitedHealthcare, Humana, Aetna and Medical Mutual of Ohio. In our East region, our main competitors are Aetna, Health Net, CIGNA, ConnectiCare and Harvard Pilgrim. In our West region, our principal competitors include Sierra Health, PacifiCare, UnitedHealthcare, Kaiser, Aetna and Hometown Health. In our Southeast region, our competitors include UnitedHealthcare, CIGNA, Aetna, Sentara, Coventry and Mid Atlantic Medical Services, Inc., or MAMSI.

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

Rating Agency	Financial Strength Rating	Rating Description
AM Best Company, Inc. (“Best”)	A (“Excellent”)	Second highest of nine ratings categories and highest within the category based on modifiers (i.e., A and A- are “Excellent”)

Standard & Poor’s Rating Services (“S&P”)	A (“Strong”)	Third highest of nine ratings categories and mid-range within the category based on modifiers (i.e., A+, A and A- are “Strong”)

Moody’s Investor Service, Inc. (“Moody’s”)	A1 (“Good”)	Third highest of nine ratings categories and highest within the category based on modifiers (i.e., A1, A2 and A3 are “Good”)

Fitch, Inc. (“Fitch”)	AA- (“Excellent”)	Second highest of eight ratings categories and lowest within the category based on modifiers (i.e., AA+, AA and AA- are “Excellent”)

These financial strength ratings reflect each rating agency’s opinion as to our financial strength, operating performance and ability to meet our claim obligations to our policyholders. On October 27, 2003, Moody’s upgraded its financial strength rating to A1 from A2. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. We believe our strong ratings are an important factor in marketing our products to our customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors in our common stock or debt securities.

Our Anthem Southeast insurance subsidiaries generally have financial strength ratings of A and AA- from Best and Fitch, and are not rated by S&P and Moody’s.

Investments

Our investment objective is to preserve our asset base and to achieve rates of return, which are consistent with our defined risk parameters, mix of products, liabilities and surplus. Our portfolio is structured to provide sufficient liquidity to meet general operating needs, special needs arising from changes in our financial position and changes in financial markets. As of December 31, 2003, fixed maturity securities accounted for approximately 97% of total investments. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. As of December 31, 2003, our corporate fixed maturity portfolio (approximately 46% of the total fixed maturity portfolio as of December 31, 2003) had an average credit rating of approximately A. We do not invest in structured products that create leverage. We do however invest in structured products that have low volatility which are credit rated AA or better by Moody’s and/or S&P. An example of such an investment is mortgage backed securities.

Our portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk, and market valuation risk for equity holdings. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits of our investment in securities of individual issuers. Interest rate risk is defined as the potential for economic losses on fixed-rate securities, due to an adverse change in market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholders’ equity. Market valuation risk for the equity holdings is defined as the potential for economic losses due to an adverse change in equity prices. We manage these risks by investing in index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices, resulting in a diversified equity portfolio.

For additional information regarding Investments, refer to Note 4 to our audited consolidated financial statements included in Part II, Item 8, of this Form 10-K. Also see the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, of this Form 10-K.

Employees

As of December 31, 2003, we had approximately 20,130 full-time equivalent employees primarily located in Cincinnati and Columbus, Ohio; Indianapolis, Indiana; Louisville, Kentucky; North Haven, Connecticut; Denver, Colorado; South Portland, Maine; Manchester, New Hampshire; and Richmond, Virginia. Employees were also located in various other cities within our regions, as well as in Illinois and Massachusetts. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationships with our employees are good. No employees are subject to collective bargaining agreements.

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

Regulation of Insurance Company and HMO Business Activities

The federal government as well as the governments of the states in which we conduct our operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include:

•	Licensure;

•	Premium rates;

•	Benefits;

•	Service areas;

•	Market conduct;

•	Utilization review activities;

•	Prompt payment of claims;

•	Universal health care regulation based on the availability to individuals and small groups of a government sponsored health plan administered by a private contractor and funded by increased premium taxes;

•	Assessments for state run immunization programs;

•	Requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	Member rights and responsibilities;

•	Sales and marketing activities;

•	Quality assurance procedures;

•	Plan design and disclosures;

•	Collection, access or use of protected health information;

•	Eligibility requirements;

•	Provider rates of payment;

•	Surcharges on provider payments;

•	Provider contract forms;

•	Provider access standards;

•	Premium taxes and assessments for the uninsured and /or underinsured;

•	Underwriting, marketing and rating restrictions for small group products;

•	Member and provider complaints and appeals;

•	Underwriting and pricing;

•	Financial arrangements;

•	Financial condition (including reserves); and

•	Corporate governance.

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

There has been a recent trend of increased health care regulation at the federal and state levels. Proposed actions and legislation, regulation and initiatives relating to this trend include, among other things, the following:

•	Eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith claims under state law, thereby exposing health benefits companies to expanded liability for punitive and other extra-contractual damages;

•	Requiring an insurer to pay claims during grace periods irrespective of whether a premium is ultimately paid;

•	Extending malpractice and other liability for medical and other decisions from providers to health plans;

•	Imposing liability for negligent denials or delays in coverage;

•	Requiring

•	coverage of experimental procedures and drugs,

•	direct access to specialists for patients with chronic conditions,

•	direct access to specialists (including OB/GYNs) and chiropractors,

•	direct payment of certain providers (whether or not such providers are participants, e.g., ambulance providers),

•	expanded consumer disclosures and notices and expanded coverage for emergency services,

•	liberalized definitions of medical necessity,

•	liberalized internal and external grievance and appeal procedures (including expedited decision making),

•	point of service benefits for HMO plans, and

•	payment of claims within specified time frames or payment of interest on claims that are not paid within those time frames;

•	Prohibiting

•	so-called “gag” and similar clauses in physician agreements,

•	incentives based on utilization, and

•	limitation of arrangements designed to manage medical costs such as capitated arrangements with providers or provider financial incentives;

•	Regulating and restricting the use of utilization management and review;

•	Restricting our ability to recover overpayments from health care providers;

•	Restricting health plans’ use of different fee schedules for different types of health care providers;

•	Regulating and monitoring the composition of provider networks, such as “any willing provider” and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan);

•	Imposing payment levels for out-of-network care and restricting the application of lifetime benefit limitations and other limits to mental health benefits with parity;

•	Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	Restricting the use of health plan claims information;

•	Restricting the ability to refuse to honor assignment of benefits made so that non-network providers can be paid directly;

•	Regulating procedures that protect the confidentiality of health and financial information;

•	Implementation of a state-run single payer system;

•	Imposing third-party review of denials of benefits (including denials based on a lack of medical necessity);

•	Allowing entry of Multiple Employer Welfare Associations and Association Health Plans into group markets without regulation comparable to regulation of insurers;

•	Limiting an insurer’s withdrawal from and reentry to market segments; and

•	Restricting or eliminating the use of formularies for prescription drugs.

The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation or regulation.

Small Group Reform

All of the principal states in which we do business have enacted statutes that limit the flexibility of us and other health insurers relative to their small group underwriting and rating practices. Commonly referred to as “small group reform” statutes, these laws are generally consistent with model laws originally introduced by the National Association of Insurance Commissioners, or NAIC.

The NAIC’s Small Group Health Insurance Availability Model Act is a model law that limits the differentials in rates carriers can charge between new business and health insurance renewal business, and with respect to small groups with similar demographic characteristics (commonly referred to as a “rating law”). It also requires that insurers disclose to customers the basis on which the insurer establishes new business and renewal rates, restricts the applicability of pre-existing condition exclusions and prohibits an insurer from terminating coverage of an employer group because of the adverse claims experience of that group. The model law provides for a voluntary reinsurance mechanism to spread the risk of high risk employees among all small group carriers participating in the reinsurance mechanism. Our representatives actively participated in the committees of the NAIC, which drafted and proposed this model law. NAIC model laws are not applicable to the industry until adopted by individual states, and there is significant variation in the degree to which states adopt and/or alter NAIC model laws. Some, if not all, of these rating and underwriting limitations are present in small group reform statutes currently adopted in all of the principal states in which we do business.

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

The small group health insurance reform laws as well as the federal Health Insurance Portability and Accountability Act of 1996, known as HIPAA, limit or abolish a number of these commonly utilized practices to address a societal need to extend availability of insurance coverage more broadly to those who were previously not eligible for coverage. In all states, HIPAA requires the “guarantee issue” of small group policies, meaning that an insurer must issue coverage to any small group that applies for coverage under any of the small group policies marketed by the insurer in that state. HIPAA also prohibits the practice of terminating or non-renewing the coverage of an employer group based on the medical conditions existing within that group; insurers may now cancel or non-renew business for a limited number of other reasons. HIPPAA also requires “portability” of coverage, which means that an insurer cannot exclude coverage for a pre-existing condition of a new employee of an existing employer group if that person had previously satisfied a pre-existing condition limitation period with the prior insurer, and if that person maintained continuous coverage.

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

Over the last fifteen years, all of the principal states in which we do business have enacted rating laws. These laws are designed to reduce the variation in rates charged to insured groups who have favorable and unfavorable claims experience. They also limit the extent and frequency of rate increases. The most common rate reform regulation would be a pure community rating requirement, pursuant to which all persons in a geographic region would receive the same rate for the same coverage as any other person, without consideration of demographic factors such as age, gender, geographic location, medical risk or occupation. Most existing rating laws also impose a limit on the extent and frequency of a group’s rate increases. At least one state has enacted small group rate regulation that requires the carrier to choose between detailed rate review similar to the review of individual rates or acceptance of minimum loss ratio requirements.

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

Recent Medicare Changes

In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has reduced the premiums payable to us compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires us to pay a “user fee.” The changes began to be phased in on January 1, 1998 and continued over five years. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. While we cannot predict exactly what effect these Medicare reforms will have on our results of operations, we anticipate that the net impact of the risk adjustments will be to reduce the premiums payable to us.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006.

HIPAA and Gramm-Leach-Bliley Act

HIPAA and its regulations impose obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed health care coverage for small employers having 2 to 50 employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health care coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage, and the gap between the prior coverage and the new coverage cannot exceed certain time frames.

In addition, HIPAA authorized the Secretary of the United States Department of Health and Human Services, known as HHS, to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to health plans (including insurers and HMOs), health care clearinghouses as well as health care providers that transmit health information in electronic form in connection with a HIPAA Standard Transaction (collectively referred to as “Covered Entities”). Privacy Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these Covered Entities that create, receive or collect health information be contractually obligated to meet HIPAA standards.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released three rules to date mandating the use of new standards with respect to certain health care transactions, including health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. The new transaction standards became effective in October 2000. Originally, almost all Covered Entities were required to comply with these standards by October 16, 2002. However, legislation was enacted in December 2001 giving Covered Entities the option of extending their compliance date to October 16, 2003, provided that a filing is made with HHS prior to October 16, 2002. We took advantage of the extension and met our compliance obligations by October 16, 2003. Another rule establishes a standard for a unique employer identifier to be used in covered electronic transactions. This rule became effective in July 2002. Most Covered Entities are required to comply with this rule by July 30, 2004. A third rule establishes a national provider identifier to be used in covered electronic transactions. This rule becomes effective in May 2005. Most Covered Entities are required to comply with this rule by May 23, 2007.

HHS also has developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by Covered Entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients with some significant new rights to understand and control how their health information is used, and imposed a number of administrative requirements on Covered Entities. These regulations do not preempt more stringent state laws and regulations that may apply to us. Most Covered Entities were required to comply with Privacy Regulations by April 14, 2003 (small health plans were given an additional year to comply). We complied timely with the privacy standards.

On February 20, 2003, HHS published the final regulation addressing security requirements to be met regarding accessibility of personal health information. Health plans (other than small health plans) have until April 20, 2005 to comply with these new security standards. We are currently assessing the impact of this new regulation.

Other recent federal legislation includes the Gramm-Leach-Bliley Act, which generally placed restrictions on the disclosure of non-public information to non-affiliated third parties, and required financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. The federal law required state departments of insurance, and other federal agencies, to adopt implementing regulations, and as such, there has been a great deal of activity at the state level. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

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

ERISA

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor, or DOL. ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA.

ERISA prevents ERISA welfare benefit plans from being subject to certain state laws. However, ERISA does not prevent the application of state laws that regulate the business of insurance. The question of whether a state law regulates the business of insurance remains open to interpretation by the courts. In 2002, the United States Supreme Court held that insured health plans provided to employers under ERISA must still comply with state insurance laws which give patients the right to independent external review of medical coverage decisions. More recently, the United States Supreme Court held that a state’s any willing provider law applies to insured ERISA plans. In doing so, the Court announced a new test of whether a state law regulates the business of insurance and thereby applies to ERISA plans. The United States Supreme Court has also agreed to hear a case that may affect the ability of an ERISA plan participant to bring state tort claims, seeking extra-contractual damages, against the insurer of an ERISA plan. We are not currently able to predict how the Court’s action in these ERISA cases will be applied or how it may impact our business.

In 2001, the DOL promulgated regulations under ERISA setting out standards for claim payment and member appeals along with associated notice and disclosure requirements. These rules became effective for employers with plan years beginning on or after January 1, 2002 for disability plans and July 1, 2002 for health plans.

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

The law requires increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2003, the RBC levels of our insurance subsidiaries exceeded all RBC thresholds.

NAIC IRIS Ratios

The NAIC requires review of financial relationships or “tests” called the Insurance Regulatory Information System, or IRIS, that were designed for early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit statutory financial data on an annual basis to the

NAIC, which in turn analyzes the data using ratios covering eleven categories of data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions or events that are, in and of themselves, immaterial. Generally, an insurance company will become subject to regulatory scrutiny if its IRIS results fall outside of the usual ranges on four or more of the ratios. If a company is outside the ranges on four or more of the ratios, a written explanation is prepared and sent to regulators. None of our insurance subsidiaries is currently subject to regulatory scrutiny based on IRIS ratios.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this property, our principal operating facilities are located in Denver, Colorado; North Haven, Connecticut; Indianapolis, Indiana; Mason/Cincinnati, Ohio; Worthington/Columbus, Ohio; Manchester, New Hampshire; Louisville, Kentucky; South Portland, Maine and Richmond, Virginia. In total, we own approximately 15 facilities and lease approximately 75 facilities. These locations total 6.2 million square feet, of which we occupy 5.8 million square feet, and are located in 15 states. We believe that our properties are adequate and suitable for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS.

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. One such proceeding, which alleges various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), has been filed in Connecticut against the Company’s Connecticut subsidiary. The State of Connecticut v. Anthem Blue Cross and Blue Shield of Connecticut, Anthem Health Plans, Inc., et. al., No. 3:00 CV 1716 filed on September 7, 2000 in the United States District Court, District of Connecticut, was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. The Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. The Eleventh Circuit has not decided whether to accept the appeal.

In addition, the Company’s Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. Edward Collins, M.D., et. al., v. Anthem Health Plans, Inc., No. CV 99 0156198 S was filed on December 14, 1999 in the Superior Court Judicial District of Waterbury, Connecticut and Stephen R. Levinson, M.D., Karen Laugel, M.D. and J. Kevin Lynch M.D. v. Anthem Health Plans, Inc. d/b/a Anthem Blue Cross and Blue Shield of Connecticut, No. 3:01 CV 426 was filed on February 14, 2001, in the Superior Court Judicial District of New Haven, Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. Collins and Levinson seek injunctive relief and monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, Connecticut State Medical Society v. Anthem Health Plans, Inc., seeks injunctive relief only. Levinson and Connecticut State Medical Society were transferred to the Multi District Litigation (“MDL”) docket in Miami, Florida, as tag-along cases. All of the tag-along cases in the MDL are being stayed, until all motions in the main provider track cases have been ruled on.

On July 19, 2001, in the Collins suit the Connecticut state court certified a class as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with the Company and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. The Company appealed the class certification decision, and on September 22, 2003, the Connecticut Supreme Court reversed the class certification decision, and remanded the matter back to the trial court for further proceedings. The trial court is to consider four claims, and determine whether the claims are appropriate for treatment as class claims.

On September 26, 2002, Anthem, Inc. was added as a defendant to a MDL class action lawsuit pending in the United States District Court for the Southern District of Florida, Miami Division, captioned In Re: Humana, Inc. Managed Care Litigation, MDL No. 1334. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal. The appeal was argued to the Eleventh Circuit panel on September 11, 2003; a ruling will issue in due course.

On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company’s Connecticut subsidiary. Connecticut State Dental Association, Dr. Martin Rutt, Dr. Michael Egan, Dr. Sheldon Natkin, Dr. Suzanna Nameth and Dr. Bruce Tandy v. Anthem Health Plans, Inc., d/b/a Anthem Blue Cross and Blue Shield of Connecticut, No. CV-0100003, was filed in the Superior Court Judicial District of Hartford, Connecticut. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits; one captioned Connecticut State Dental Association v. Anthem Health Plans, Inc., d/b/a Anthem Blue Cross and Blue Shield of Connecticut, No. CV-000101, was filed in the Superior Court Judicial District of New Haven, and the second by two dental providers, purportedly on behalf of a class of dental providers captioned Martin Rutt, D.D.S. and Michael Egan D.D.S. et. al., v Anthem Health Plans, Inc., d/b/a Anthem Blue Cross and Blue Shield of Connecticut, No. CV-0001-03, was filed in the Superior Court Judicial District of Hartford, Connecticut. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive). Both cases were transferred to the MDL docket as tag-along cases, and have been consolidated with the MDL suits pending before Judge Moreno in Miami, Florida. Both cases are being stayed, as are all of the tag-along suits in the MDL.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., No. 03-21296, several medical providers filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. On May 8, 2003, in a case titled Dr. Allen Knecht, et al., v. Cigna, et al., No. 03-6109-AA, several chiropractors filed a purported class action in federal court in Portland, Oregon, naming two Blue Cross Blue Shield Plans, including the Company, as well as several commercial insurers. This case also alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors. Both cases are now assigned to Judge Moreno in Miami. Both cases are in the early stages of the pleadings.

On October 17, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Cigna, et al., No. 03-CV-22804, several chiropractors and a podiatrist, along with chiropractic and podiatric associations, filed suit in federal court in Miami, Florida, against ten managed care companies, including the Company. The suit alleges that the companies violated RICO and challenges many of the same practices as other suits in the MDL. On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., No. 03-22935, several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. Both cases have been transferred to the MDL docket and are now assigned to Judge Moreno. Both cases are in the early stages of the pleadings.

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

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. A ruling will issue in due course. In the Kentucky case, no date has been set for oral argument. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs have filed a renewed motion for class certification, which is set for hearing on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

Directors and Executive Officers of the Registrant.

Directors

Lenox D. Baker, Jr., M.D., age 62, has been a director of the Company since 2002 and Anthem Insurance from 2002 to May 2003. Dr. Baker had served on the former Trigon Healthcare, Inc. Board of Directors from 1985 until its merger with the Company in July 2002. He is a cardiac and thoracic surgeon, and has served as President of the Mid-Atlantic Cardiothoracic Surgeons, Ltd., since 1979.

Susan B. Bayh, age 44, has been a director of the Company since 2001 and a director of Anthem Insurance from 1998 to May 2003. Mrs. Bayh has been a Distinguished Visiting Professor in the College of Business Administration at Butler University since 1994. She was a member of the International Joint Commission between the United States and Canada from 1994 to 2001.

Larry C. Glasscock, age 55, has served as President and Chief Executive Officer and as a director of the Company since 2001 and as President and Chief Executive Officer and a director of Anthem Insurance since 1999. He became Chairman of the Board of the Company in May 2003. He joined Anthem Insurance in April 1998 as Senior Executive Vice President and Chief Operating Officer. He was named President and Chief Operating Officer in April 1999 and succeeded L. Ben Lytle as Chief Executive Officer upon Mr. Lytle’s retirement in October 1999. Prior to joining Anthem Insurance, Mr. Glasscock served as Chief Operating Officer of CareFirst, Inc. from January 1998 to April 1998.

William B. Hart, age 60, has been a director of the Company since 2001 and a director of Anthem Insurance from 2000 to May 2003. He was President of The Dunfey Group (capital consulting firm) from 1986 to 1998. Since 1999, he has been Chairman of the National Trust for Historic Preservation (philanthropic organization).

Allan B. Hubbard, age 56, has been a director of the Company since 2001 and a director of Anthem Insurance from 1999 to May 2003. He has been President of E&A Industries (management company for various manufacturing companies) since 1993. From 1991 to 1992, Mr. Hubbard served as Deputy Chief of Staff to the Vice President of the United States.

Victor S. Liss, age 67, has been a director of the Company since 2001 and a director of Anthem Insurance from 1997 to May 2003. He was Chief Executive Officer of Trans-Lux Corporation (electronics) from 1993 until his retirement in April 2002. Mr. Liss continues to serve as Vice Chairman and a director of Trans-Lux Corporation.

L. Ben Lytle, age 57, has been a director since 2001 and was the Chairman of the Board of the Company from 2001 to May 2003. He was a director of Anthem Insurance from 1987 to May 2003 and Chairman of the Board of Anthem Insurance from 1997 to May 2003. Mr. Lytle served as President of Anthem Insurance from March 1989 to April 1999 and as Chief Executive Officer of Anthem Insurance from March 1989 to October 1999, when he retired. He is an Executive-in-Residence at the University of Arizona School of Business.

William G. Mays, age 58, has been a director of the Company since 2001 and a director of Anthem Insurance from 1993 to May 2003. He has been President and Chief Executive Officer of Mays Chemical Company, Inc. (chemical distribution) since 1980.

James W. McDowell, Jr., age 62, has been a director of the Company since 2001 and a director of Anthem Insurance from 1993 to May 2003. He founded McDowell & Associates (business management consulting) in 1992 after serving as Chief Executive Officer of Dairymen, Inc. from 1980 to 1992.

Senator Donald W. Riegle, Jr., age 66, has been a director of the Company since 2001 and a director of Anthem Insurance from 1999 to May 2003. In April 2001, he joined APCO Worldwide as Chairman of APCO Government Affairs. From 1995 to 2001, he was Deputy Chairman of Shandwick International (global communications). He served in the U.S. Senate from 1976 through 1994 and in the U.S. House of Representatives from 1967 through 1975.

William J. Ryan, age 60, has been a director of the Company since 2001 and a director of Anthem Insurance from 2000 to May 2003. He has served as Chairman, President and Chief Executive Officer of Banknorth Group, Inc. since 1990.

George A. Schaefer, Jr., age 58, has been a director of the Company since 2001 and a director of Anthem Insurance from 1995 to May 2003. He has been President and Chief Executive Officer of Fifth Third Bancorp since 1990. He is also a director of Fifth Third Bancorp.

John Sherman, Jr., age 58, has been a director of the Company since 2002 and a director of Anthem Insurance from 2002 to May 2003. Mr. Sherman had served on the former Trigon Healthcare, Inc. Board of Directors from 2000 until its merger with the Company in July 2002. He served as President and Chief Executive Officer of Scott & Stringfellow, Inc. (investment banking) from January 1996 to August 2002. He currently serves as Vice Chairman of Scott & Stringfellow and is a member of the Board of Directors.

Dennis J. Sullivan, Jr., age 72, has been a director of the Company since 2001 and a director of Anthem Insurance since 1995. He is an Executive Counselor for Dan Pinger Public Relations, a position he also held from April 1993 to September 2000.

Jackie M. Ward, age 65, has been a director of the Company since 2002 and a director of Anthem Insurance from 2002 to May 2003. Ms. Ward had served on the former Trigon Healthcare, Inc. Board of Directors from 1993 until its merger with the Company in July 2002. She was a founder and served as President, Chief Executive Officer and Chairman of Atlanta-based Computer Generation Incorporated (“CGI”) from 1970 to 2000. Since December 2000, Ms. Ward has served as outside managing director of Intec Telecom Systems, which purchased CGI.

Executive Officers

Name	Age	Position

Larry C. Glasscock	55	President, Chief Executive Officer and Chairman of the Board of Directors

David R. Frick	59	Executive Vice President and Chief Legal and Administrative Officer

Samuel R. Nussbaum, M.D.	55	Executive Vice President and Chief Medical Officer

Michael L. Smith	55	Executive Vice President and Chief Financial and Accounting Officer

Mark Boxer	44	Senior Vice President and Chief Strategy and Business Development Officer

Marjorie W. Dorr	41	President, Anthem East

Keith R. Faller	56	President, Anthem Midwest

Michael D. Houk	59	President, National Accounts

Caroline S. Matthews	44	Chief Operating Officer, Anthem Blue Cross and Blue Shield in Colorado and Nevada

John M. Murphy	52	President, Specialty Business

Jane E. Niederberger	44	Senior Vice President and Chief Information Officer

Thomas G. Snead, Jr.	50	President, Anthem Southeast

The following is biographical information for our executive officers:

Larry C. Glasscock See biographical information under “Directors” at page 31.

David R. Frick has served as Executive Vice President and Chief Legal and Administrative Officer of the Company since 2001. He joined Anthem Insurance in 1995 as Executive Vice President and Chief Legal and Administrative Officer. Prior to joining Anthem Insurance, he served as a director. Mr. Frick was a partner at the law firm of Baker & Daniels from 1982 to 1995, and he was managing partner from 1987 to 1992.

Samuel R. Nussbaum, M.D. has served as Executive Vice President and Chief Medical Officer of the Company since 2001. From 1996 to 2000, Dr. Nussbaum served both as Executive Vice President for Medical Affairs and System Integration at BJC Health System of St. Louis and as Chairman and Chief Executive Officer of Health Partners of the Midwest.

Michael L. Smith has served as Executive Vice President and Chief Financial and Accounting Officer of the Company since 2001. He has been Executive Vice President and Chief Financial Officer of Anthem Insurance since 1999. From 1996 to 1998, Mr. Smith served as Chief Operating Officer and Chief Financial Officer of American Health Network, Inc., a former Company subsidiary. He was Chairman, President and Chief Executive Officer of Mayflower Group, Inc. (transport company) from 1989 to 1995.

Mark Boxer has served as Senior Vice President, Chief Strategy and Business Development Officer since May 2003. He held various executive positions since joining the Company in 2000. From 1996 to 2000, he was a Senior Vice President with CIGNA.

Marjorie W. Dorr has served as President of Anthem East since 2000. She has held numerous executive positions since joining Anthem Insurance in 1991, including Vice President of Corporate Finance; Chief Financial Officer of Anthem Casualty Insurance Group; President of Anthem Prescription Management, LLC; and Chief Operating Officer of Anthem Health Plans, Inc. in Connecticut.

Keith R. Faller has served as President of Anthem Midwest since 1997. He has held numerous executive positions since joining Anthem Insurance in 1970, including Senior Vice President for Customer Administration; President of Acordia of the South; Executive Vice President, Health Operations; Chief Executive Officer, Anthem Life Insurance Companies, Inc.; and President and Chief Executive Officer, Acordia Small Business Benefits, Inc.

Michael D. Houk has served as President of National Accounts for Anthem Insurance since 2000. He has held various executive positions since joining Anthem Insurance in 1979, including Vice President of Sales and President and Chief Executive Officer of Acordia of Central Indiana.

Caroline S. Matthews has served as Chief Operating Officer of Anthem Blue Cross and Blue Shield in Colorado and Nevada since 2000. She has held various executive positions since joining Anthem Insurance in 1988, including Vice President of Corporate Finance; Vice President of Planning and Administration for Information Technology; and Chief Operating Officer and Chief Financial Officer of Acordia of the South.

John M. Murphy has served as President, Specialty Business since 2000. He has held various executive positions since joining Anthem Insurance in 1988, including Vice President of Operations of Anthem Insurance; President and Chief Executive Officer of Anthem Life Insurance Company; and President and Chief Executive Officer of Acordia Senior Benefits, Inc.

Jane E. Niederberger has served as Senior Vice President and Chief Information Officer since 1999. She joined Anthem Insurance in 1997. From 1983 to 1996, she has held various executive positions with Harvard Pilgrim Health Care.

Thomas G. Snead, Jr. has served as President of Anthem Southeast since the merger with Trigon Healthcare, Inc. in 2002. Mr. Snead had been Chief Executive Officer of Trigon from 1999 to 2002 and President and Chief Operating Officer from 1997 to 1999.

The above information includes business experience during the past five years for each of the Company’s executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

The Company’s Common Stock, par value $0.01 per share, is listed on the New York Stock Exchange (“NYSE”) under the symbol “ATH”. On February 17, 2004, there were 181,701 shareholders of record of the Common Stock. The following table presents high and low sales prices for the Common Stock on the NYSE for the periods indicated.

	High	Low
2003
First Quarter	$67.13	$53.00
Second Quarter	82.90	63.80
Third Quarter	82.00	66.01
Fourth Quarter	77.96	64.75
2002
First Quarter	$58.95	$46.40
Second Quarter	75.25	57.50
Third Quarter	70.50	56.75
Fourth Quarter	75.50	54.50

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

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under our equity compensation plans at December 31, 2003 are as follows:

Plan Category (a)	Number of securities to be issued upon exercise of outstanding options (b)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	4,171,605	$64.05	17,881,687

(a)	We have no equity compensation plans not approved by security holders.
(b)	Excludes 1,940,971 shares to be issued upon the exercise of outstanding stock options under the Trigon Healthcare, Inc. 1997 Stock Incentive Plan, as amended, the Trigon Healthcare Non-Employee Directors Stock Incentive Plan, as amended and certain options granted to consultants to Trigon Healthcare, Inc. (“Trigon”) assumed by us as part of the acquisition of Trigon on July 31, 2002. The weighted-average exercise price of these options was $35.89.
(c)	Excludes securities reflected in the column, “Number of securities to be issued upon exercise of outstanding options”. Includes 15,361,907 shares available for issuance as stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights under our 2001 Stock Incentive Plan. Includes 2,519,780 shares of common stock available for issuance under our Employee Stock Purchase Plan.

See Note 10 to our audited consolidated financial statements included in Part II, Item 8, of this Form 10-K for additional information regarding our equity compensation plans.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The table below provides selected consolidated financial data of Anthem. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2003, which have been audited by Ernst & Young LLP. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes included in Part II, Item 8, of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.

	As of and for the Year Ended December 31
	2003	2002[1]	2001	2000[1]	1999[1,2]
	($ in Millions, Except Per Share Data)
Income Statement Data
Total operating revenue [3]	$16,477.1	$12,990.5	$10,120.3	$8,543.5	$6,080.6
Total revenues	16,771.4	13,282.3	10,444.7	8,771.0	6,270.1
Income from continuing operations	774.3	549.1	342.2	226.0	50.9
Net income [5]	774.3	549.1	342.2	226.0	44.9

Per Share Data [3,4,5]
Basic income from continuing operations	$5.60	$4.61	$3.31	$2.19	$0.49
Diluted income from continuing operations	5.45	4.51	3.30	2.18	0.49

Other Data - (unaudited)
Benefit expense ratio [6]	80.8%	82.4%	84.5%	84.7%	84.6%
Administrative expense ratio [6]	18.9%	19.3%	19.6%	21.2%	24.2%
Income before income taxes and minority interest as a percentage of total revenues	7.3%	6.1%	5.0%	3.8%	1.0%
Net income as a percentage of total revenue	4.6%	4.1%	3.3%	2.6%	0.7%
Members (000s) [7]
Midwest	5,688	5,234	4,854	4,454	4,253
East	2,600	2,434	2,260	2,093	1,397
West	939	836	769	595	486
Southeast	2,700	2,549	—	—	—
Total	11,927	11,053	7,883	7,142	6,136

Balance Sheet Data
Cash and investments	$7,379.7	$6,643.0	$4,478.2	$3,714.6	$2,972.4
Total assets [8]	13,438.6	12,439.3	6,337.1	5,708.5	4,816.2
Long term debt	1,662.8	1,659.4	818.0	597.5	522.0
Total liabilities [8]	7,438.7	7,077.0	4,277.1	3,788.7	3,155.3
Total shareholders’ equity [9]	5,999.9	5,362.3	2,060.0	1,919.8	1,660.9

[1]	The net assets and results of operations for BCBS-NH, BCBS-CO/NV, BCBS-ME and Trigon are included from their respective acquisition dates of October 27, 1999, November 16, 1999, June 5, 2000 and July 31, 2002.
[2]	Income from continuing operations and net income for 1999 includes contributions totaling $114.1 million ($71.8 million, net of tax) to non-profit foundations in the states of Kentucky, Ohio and Connecticut to settle charitable asset claims.
[3]	Operating revenue is obtained by adding premiums, administrative fees and other revenue.
[4]	There were no shares or dilutive securities outstanding prior to November 2, 2001 (date of demutualization and initial public offering). Accordingly, amounts prior to 2002 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all periods prior to 2002.

[5]	We adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of FAS 142, we ceased amortization of goodwill. The intangible assets established for Blue Cross and Blue Shield trademarks are deemed to have indefinite lives, and beginning January 1, 2002, are no longer amortized. Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 1999, are as follows:

	2001	2000	1999
Net income adjusted for FAS 142	$357.3	$238.5	$52.0
Basic earnings per share adjusted for FAS 142	3.46	2.32	0.51
Diluted earnings per share adjusted for FAS 142	3.44	2.31	0.51

[6]	The benefit expense ratio represents benefit expense as a percentage of premium revenue. The administrative expense ratio represents administrative expense as a percentage of operating revenue.
[7]	Members exclude TRICARE members of 128,000 and 129,000 at December 31, 2000 and 1999, respectively. The TRICARE operations were sold on May 31, 2001.
[8]	Certain prior year amounts have been reclassified to conform to current year presentation.
[9]	Represents policyholders’ surplus prior to Anthem’s demutualization on November 2, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—December 31, 2003 Compared to December 31, 2002

IV.	Cost of Care—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

V.	Results of Operations—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

VI.	Membership—December 31, 2002 Compared to December 31, 2001

VII.	Cost of Care—Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

VIII.	Results of Operations—Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.     Overview

We are one of the nation’s leading health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of December 31, 2003, we provided health benefit services to more than 11.9 million members of our health plans.

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

We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits to members of our fully-insured products and point of service or POS plans. We also provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for health benefits. Our administrative fees come from contracts where our customers are self-insured, from the administration of Medicare programs and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management company.

Our benefit expense includes costs of care for health services consumed by our members such as outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital procedures per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense for each reporting period consists of actuarial estimates of claims incurred but not yet paid by us.

Our administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation and amortization and facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as broker and commission expenses and premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus salary and benefit expense. Discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K.

II.    Significant Transactions

On October 27, 2003, we and WellPoint Health Networks Inc., or WellPoint, announced that we entered into a definitive agreement and plan of merger, or Merger Agreement, pursuant to which WellPoint will merge into our wholly-owned subsidiary. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include PPOs, HMOs, POSs, traditional indemnity and other hybrid plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of our common stock for each WellPoint share outstanding. The value of the transaction is estimated to be approximately $16.4 billion based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. On February 26, 2004, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close by mid-2004, subject to, among other things, state regulatory and shareholder approvals.

WellPoint reported the following financial results for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31
	2003	2002	2001
	($ in Millions)
Total revenues	$20,359.7	$17,338.5	$12,428.6
Net income	935.2	703.1	414.7

	December 31
	2003	2002
	($ in Millions)
Assets	$14,788.7	$11,470.6
Liabilities	9,358.7	7,493.9
Stockholders’ equity	5,430.0	3,976.7

On July 31, 2002, we completed the purchase of 100% of the outstanding stock of Trigon Healthcare, Inc., or Trigon. Trigon was Virginia’s largest health benefits company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. With the acquisition we formed our Southeast segment. The Trigon acquisition allowed us to further expand our territory as a Blue Cross Blue Shield licensee. The results of operations for Trigon are included in our consolidated income statement after completion of the acquisition. Trigon’s shareholders each received consideration of thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was approximately $4,038.1 million, which included cash of approximately $1,104.3 million, the issuance of approximately 39.0 million shares of Anthem common stock, valued at approximately $2,708.1 million, Trigon stock options converted into Anthem stock options for approximately 3.9 million shares, valued at approximately $195.5 million and approximately $30.2 million of transaction costs. Refer to the Liquidity and Capital Resources section of this discussion for more information related to the sources of funds for this acquisition. See Notes 2 and 3 of our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, included in

Part II, Item 8, of this Form 10-K for additional information concerning the pro forma impact of Trigon on our consolidated financial statements.

On May 31, 2001, we and Blue Cross and Blue Shield of Kansas, or BCBS-KS, announced that we signed a definitive agreement pursuant to which BCBS-KS would become our wholly owned subsidiary. On February 11, 2002, the Kansas Insurance Commissioner disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. We joined BCBS-KS in an appeal of the Commissioner’s decision, which was filed with the Shawnee County District Court on March 7, 2002. On June 7, 2002, the Shawnee County District Court ruled in favor of us and BCBS-KS. The Shawnee County District Court directed the Commissioner to re-evaluate her decision in accordance with the Court’s very specific interpretation of the Kansas law. On June 10, 2002, the Kansas Insurance Commissioner appealed the District Court’s ruling to the Kansas Supreme Court. On August 6, 2003, the Kansas Supreme Court overturned the Shawnee County District Court’s ruling and reinstated the Kansas Insurance Commissioner’s 2002 disapproval of the proposed transaction. We and BCBS-KS decided not to appeal this decision and the definitive agreement was terminated.

III.    Membership—December 31, 2003 Compared to December 31, 2002

Our membership includes seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare + Choice, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more employees eligible to participate as a member in one of our health plans.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those who are under age 65 as well as members who are age 65 and over and have purchased Medicare Supplement benefit coverage.

•	National Accounts customers are multi-state employer groups headquartered in an Anthem service area with 1,000 or more eligible employees, including 50 or more located in a service area where Anthem is not a BCBSA licensee. Included within the National Accounts business are customers who represent enrollees of other Blue Cross and Blue Shield Plans, or the “home” plans, who receive health care services in our Blue Cross and Blue Shield licensed markets. These customers are primarily BlueCard members.

•	Medicare + Choice members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs that we manage for the states of Connecticut and Virginia.

BlueCard membership, reported with National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. We perform certain administrative functions for BlueCard members, while other administrative functions, including maintenance of enrollment information, is performed by the home plan. The administrative fees we receive are based on one of two methods of reimbursement. Accordingly, we calculate our BlueCard membership differently based on each method of reimbursement. The first method of reimbursement is derived from the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims. To calculate BlueCard membership from this reimbursement method, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines. The second method of reimbursement is a negotiated per contract basis. To calculate BlueCard membership from this reimbursement method, the number of contracts in force are multiplied by an assumed member per contract ratio.

In addition to reporting our membership by customer type, we report membership by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

The renewal patterns of our fully-insured Local Large Group and Small Group business are as follows: approximately 35% of renewals occur during the first quarter, approximately 20% of renewals occur during the second quarter, approximately 30% of renewals occur during the third quarter and approximately 15% of renewals occur during the fourth quarter. These renewal patterns have remained relatively consistent over the past several years and allow us to adjust our pricing and benefit plan designs in response to market conditions throughout the year.

The following table presents our health membership by customer type, funding arrangement and segment as of December 31, 2003 and 2002. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31
	2003	2002	Change	%
	(In Thousands)
Customer Type
Local Large Group	3,869	3,867	2	—%
Small Group	1,257	1,168	89	8
Individual	1,202	1,084	118	11
National Accounts [1]	4,596	3,951	645	16
Medicare + Choice	94	103	(9)	(9)
Federal Employee Program	699	677	22	3
Medicaid	210	203	7	3

Total	11,927	11,053	874	8%

Funding Arrangement
Self-funded	6,412	5,617	795	14%
Fully-insured	5,515	5,436	79	1

Total	11,927	11,053	874	8%

Segment
Midwest	5,688	5,234	454	9%
East	2,600	2,434	166	7
West	939	836	103	12
Southeast	2,700	2,549	151	6

Total	11,927	11,053	874	8%

[1]	Includes 2,816 BlueCard members as of December 31, 2003 and 2,419 BlueCard members as of December 31, 2002.

During the twelve months ended December 31, 2003, total membership increased approximately 874,000, or 8%, primarily in our National Accounts and Individual businesses.

The primary driver of our membership change was the increase in National Accounts membership of 645,000, or 16%, which primarily resulted from a significant increase in BlueCard activity and enrollment gains in our other self-funded National Accounts business. BlueCard growth is primarily attributed to increased sales by other Blue Cross Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. Our National Accounts self-funded business growth is attributed to increased sales in our existing markets due to recognition of the value of our networks and the related discounts we can secure, and our competitive advantage resulting from the breadth of our product offerings and distinctive customer service.

Also contributing to our membership increase were Individual business enrollment gains of 118,000, or 11%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 795,000, or 14%, primarily due to increases in BlueCard activity and our other self-funded National Accounts business. Fully-insured membership increased by 79,000 members, or 1%, primarily in our Individual and Small Group businesses, as explained above. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group and National Accounts customers shifted from fully-insured to self-funded during the year ended December 31, 2003. Due to current economic conditions, certain large accounts are assuming the health care risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our financial results for the year ended December 31, 2003.

IV.    Cost of Care—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended December 31, 2003 compared to the 12-month period ended December 31, 2002, for our Local Large Group and Small Group fully-insured businesses only. Membership in these two customer groups represented approximately 60% of our premium income for the year ended December 31, 2003. In all of our cost of care trends presented below, we have included the necessary information associated with Trigon experience for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our consolidated cost of care trends as of December 31, 2003 are as follows:

	Cost of care trend	Percent of cost of care expense
Aggregate	9%	100%
Inpatient services	10	21
Outpatient services	10	24
Professional services	10	36
Pharmacy	8	19

Our aggregate cost of care trend was approximately 9%, driven primarily by increased professional services costs and outpatient services costs. We believe that our cost of care trends will range from 9.5% to 10.5% in 2004, an increase from 2003 trends primarily due to expected increases in our 2004 pharmacy costs.

Inpatient services costs increased approximately 10%. About 80% of this trend resulted from unit cost increases and about 20% resulted from utilization increases. The unit cost increases were primarily due to implementation of new provider contracts and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. In response to increasing inpatient services costs, we have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as diabetes and asthma, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety.

Outpatient services costs increased approximately 10%, driven approximately two thirds by unit cost increases and one third by utilization increases. Unit costs per visit increased as more procedures are being performed during each visit to an outpatient provider, as well as the impact of price increases imposed within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules, plan design changes to include new or higher co-payments for certain outpatient services, selective contracting with freestanding specialty facilities, expansion of our radiology management network program and broader use of national contracting programs. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures.

Professional services costs increased approximately 10%. Our professional services trend increased approximately 45% due to utilization and approximately 55% due to unit cost. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we continue to promote and implement performance-based contracts that reward clinical outcomes and quality; develop clinical affiliations to advance uniform, evidence-based medical care and preventive guidelines; and expand our collaborative relationships with professional medical societies.

Pharmacy benefit costs increased approximately 8%. Our pharmacy trend increased approximately 75% due to unit cost and approximately 25% due to utilization. Unit costs were increased primarily by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. However, unit cost growth has slowed due to an increase in the use of generic alternatives to branded drugs and price reduction on certain older generic drugs. Growth in utilization has slowed due to plan design changes; the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002; the impact of a study that concluded that hormone replacement therapy for most post-menopausal women is not recommended; and lower antibiotic usage. The introduction of new drugs continues to increase trends, supported by direct-to-consumer advertising by pharmaceutical companies and expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol and gastrointestinal disease.

In response to increasing pharmacy benefit costs, we are implementing modified plan designs and we have recontracted with retail pharmacies in an effort to secure better pricing. We have also expanded several clinical initiatives designed to improve quality such as drug utilization review, programs to detect and prevent misuse of prescription drugs and programs designed to educate physicians and members about the appropriate use of antibiotics. In addition, we continually evaluate our drug formulary to ensure appropriate pharmaceutical therapies for our members. We have about two-thirds of our membership in three-tier drug programs and do not expect significant change from that level.

V.    Results of Operations—Year Ended December 31, 2003 Compared to the Year Ended

         December 31, 2002

Our consolidated results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Premiums	$15,170.2	$11,941.0	$3,229.2	27%
Administrative fees	1,180.7	962.2	218.5	23
Other revenue	126.2	87.3	38.9	45

Total operating revenue [1]	16,477.1	12,990.5	3,486.6	27
Net investment income	278.1	260.7	17.4	7
Net realized gains on investments	17.8	30.4	(12.6)	(41)
Gain (loss) on sale of subsidiary operations	(1.6)	0.7	(2.3)	NM2

Total revenue	16,771.4	13,282.3	3,489.1	26
Benefit expense	12,263.9	9,839.4	2,424.5	25
Administrative expense	3,109.6	2,506.6	603.0	24
Interest expense	131.2	98.5	32.7	33
Amortization of other intangible assets	47.6	30.2	17.4	58

Total expense	15,552.3	12,474.7	3,077.6	25

Income before taxes and minority interest	1,219.1	807.6	411.5	51
Income taxes	440.1	255.2	184.9	72
Minority interest	4.7	3.3	1.4	42

Net income	$774.3	$549.1	$225.2	41%

Average basic shares outstanding (in millions)	138.3	119.0	19.3	16%
Average diluted shares outstanding (in millions)	142.0	121.8	20.2	17%
Basic net income per share	$5.60	$4.61	$0.99	21%
Diluted net income per share	$5.45	$4.51	$0.94	21%
Benefit expense ratio [3]	80.8%	82.4%		(160	) bp [4]
Administrative expense ratio [5]	18.9%	19.3%		(40	) bp [4]
Income before income taxes and minority interest as a percentage of total revenue [6]	7.3%	6.1%		120	bp [4]
Net income as a percentage of total revenue [7]	4.6%	4.1%		50	bp [4]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the years ended December 31, 2003 and 2002 were $7,692.5 million and $5,271.0 million, respectively.
[2]	NM = Not meaningful.
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.
[4]	bp = basis point; one hundred basis points = 1%.
[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.
[6]	Income before income taxes and minority interest as a percentage of total revenue = income before income taxes and minority interest ÷ total revenue.
[7]	Net income as a percentage of total revenue = net income ÷ total revenue.

Throughout the following discussion of our results of operations, “same-store” excludes the operating results of our Southeast segment, which was formed following our Trigon acquisition, for the year ended December 31, 2003 and the five months ended December 31, 2002.

Premiums increased $3,229.2 million, or 27%, to $15,170.2 million in 2003. Our premium yields, net of buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 10% on a rolling 12-month basis as of December 31, 2003. On a same-store basis, premiums increased $1,108.9 million, or 10%, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Individual and Small Group businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group and National Accounts customers to self-funding arrangements, resulting in lower revenues. The claims costs in certain Southeast lines of business were much lower than anticipated. Therefore, our Southeast segment issued premiums refunds to certain Individual business policyholders in the aggregate amount of $40.4 million, offsetting our premium growth.

Administrative fees increased $218.5 million, or 23%, to $1,180.7 million in 2003. On a same-store basis, administrative fees increased $30.8 million, or 4%, primarily due to increased BlueCard activity and increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of this contract was substantially completed by June 30, 2003. Administrative fee increases were also partially offset by the termination of an East segment third party administrator arrangement in 2002.

Other revenue, which is comprised principally of co-payments and deductibles associated with Anthem Prescription Management’s, or Anthem Prescription’s, sale of mail-order drugs, increased $38.9 million, or 45%, to $126.2 million in 2003. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. On a same-store basis, other revenue increased $34.2 million, or 42%, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy.

Benefit expense increased $2,424.5 million, or 25%, to $12,263.9 million in 2003. Included in these 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments, and a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003. On a same-store basis, benefit expense increased $773.6 million, or 9%, to $9,523.6 million in 2003. Included in these same-store 2003 results was the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment and a $15.9 million net favorable prior year reserve development recorded during the second quarter of 2003. Included in the same-store 2002 results was a $26.6 million net favorable prior year reserve development. Same-store benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. See “Cost of Care—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.” Our benefit expense ratio decreased 160 basis points from 82.4% in 2002 to 80.8% in 2003 due in part to the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 120 basis points to 81.4% in 2003, primarily due to lower than anticipated medical costs, the favorable resolution of litigation, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Administrative expense increased $603.0 million, or 24%, to $3,109.6 million in 2003. Included in the 2003 results was a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment and a $10.0 million contribution to Anthem’s charitable foundation made by our East segment. Included in the 2002 results was an unfavorable $23.0 million adjustment recorded to reflect the accrual of additional premium taxes in the state of Ohio and a $10.1 million reduction in the carrying value of our investment in MedUnite. On a same-store basis, administrative expense increased $160.8 million, or 7%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefit increases. On a same-store basis, our administrative expense ratio decreased 60 basis points to 18.9% in 2003, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues.

Net investment income increased $17.4 million, or 7%, to $278.1 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by a decrease in yields from new investments.

A summary of our net realized gains on investments is as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$41.7	$32.9	$8.8	27%
Net realized gains from the sale of equity securities	0.5	0.6	(0.1)	(17)
Other-than-temporary impairments	(24.4)	(3.1)	(21.3)	687

Net realized gains on investments	$17.8	$30.4	$(12.6)	(41)%

Other-than-temporary impairments recognized in 2003 were substantially related to our equity investments, primarily due to the length of time that the securities’ fair value had been less than cost. As of December 31, 2003, our equity securities had gross unrealized gains of $26.2 million. In 2002, we recorded a $3.1 million other-than-temporary impairment on a limited partnership.

During 2004, the Company began reallocating securities in its fixed maturity portfolio, primarily to optimize after tax investment income. This reallocation will result in realized gains and losses during 2004.

Interest expense increased $32.7 million, or 33%, to $131.2 million in 2003, primarily resulting from additional interest expense incurred on the debt issued in conjunction with our Trigon acquisition. Interest expense on this debt was included for twelve months in 2003 and five months in 2002.

Amortization of other intangible assets increased $17.4 million, or 58%, to $47.6 million in 2003, primarily due to additional amortization expense on intangible assets resulting from our Trigon acquisition. This amortization expense was included for twelve months in 2003 and five months in 2002.

Income tax expense increased $184.9 million, or 72%, to $440.1 million in 2003, primarily due to increased income before taxes. In addition, our effective income tax rate increased to 36.1% in 2003 from 31.6% in 2002. This 450 basis point increase in the effective income tax rate is primarily due to the release of a deferred tax valuation allowance in 2002. Our current effective tax rate is more consistent with our expected rate on future earnings.

Both basic and diluted net income per share for 2003 increased from 2002 primarily due to increased net income. These increases were partially offset by an increase in the number of weighted average shares primarily due to shares issued in connection with our Trigon acquisition outstanding for twelve months in 2003 and five months in 2002. Partially offsetting these increases in weighted average shares was our repurchase of shares of our common stock.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains on investments, gain (loss) on sale of subsidiary operations, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 18 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in this Form 10-K. The discussions of segment results for the years ended December 31, 2003 and 2002 presented below are based on operating gain and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related services for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$6,689.1	$6,051.4	$637.7	11%
Operating gain	$441.0	$271.6	$169.4	62%
Operating margin	6.6%	4.5%		210	bp
Membership (in 000s)	5,688	5,234	454	9%

Operating revenue increased $637.7 million, or 11%, to $6,689.1 million, primarily due to premium rate increases in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to this growth were membership increases in our Individual and Small Group businesses. Operating revenue increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain National Accounts and Local Large Group customers to self-funded arrangements, resulting in lower revenues.

Operating gain increased $169.4 million, or 62%, to $441.0 million, primarily due to improved underwriting results in our Medicare + Choice, Local Large Group and Small Group businesses, the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003, and an unfavorable $23.0 million adjustment recorded in 2002 to reflect the accrual of additional premium taxes in the state of Ohio. Partially offsetting these improved results were lower operating gains recorded by our Individual business, primarily due to spending on systems to replace our claims, enrollment and customer service technology and members selecting Individual products with less rich benefit designs. Also included in our operating results were the recognition of a net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003 and a $15.7 million net favorable prior year reserve development in 2002.

Membership increased 454,000, or 9%, to 5.7 million, primarily due to additional BlueCard activity and enrollment gains in our other National Accounts and Individual businesses. Individual sales benefited from a wider variety of product offerings. This membership increase included a shift in membership from fully-insured business to self-funded business, primarily due to group employers’ choosing self-funded insurance benefits in a weakening economy.

East

Our East segment is comprised of health benefit and related services for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$4,508.6	$4,151.5	$357.1	9%
Operating gain	$290.0	$222.9	$67.1	30%
Operating margin	6.4%	5.4%		100	bp
Membership (in 000s)	2,600	2,434	166	7%

Operating revenue increased $357.1 million, or 9%, to $4,508.6 million in 2003, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. These increases were partially offset by the termination of a third party administrator arrangement in 2002 and changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funding arrangements, resulting in lower revenues.

Operating gain increased $67.1 million, or 30%, to $290.0 million in 2003, primarily due to improved underwriting results in our Local Large Group and Small Group businesses. Operating gain increases were partially offset by a $10.0 million contribution to Anthem’s charitable foundation during 2003.

Membership increased 166,000, or 7%, primarily due to enrollment gains in our National Accounts business, including BlueCard activity. East membership also experienced a shift in membership from fully-insured business to self-funded business, primarily due to group employers’ choosing self-funded insurance benefits in a weakening economy.

West

Our West segment is comprised of health benefit and related services for members in Colorado and Nevada. Our West segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$1,039.0	$920.1	$118.9	13%
Operating gain	$111.5	$74.7	$36.8	49%
Operating margin	10.7%	8.1%		260	bp
Membership (in 000s)	939	836	103	12%

Operating revenue increased $118.9 million, or 13%, to $1,039.0 million in 2003, primarily due to higher premium rates in our Local Large Group and Small Group businesses. Also contributing to operating revenue growth was higher membership in our Individual and Federal Employee Program businesses. These increases were partially offset by the impact of decreases in membership in our Local Large Group and Small Group businesses.

Operating gain increased $36.8 million, or 49%, to $111.5 million in 2003, primarily due to improved underwriting results in our Local Large Group and Individual businesses. Also contributing to the improvement was a $10.1 million case-specific reserve established during the normal course of business during 2002 and a $6.3 million reduction of this reserve upon the resolution of this case in 2003. Partially offsetting these improvements to operating gain was a $10.9 million net favorable prior year reserve development recorded during the third quarter of 2002.

Spending on our current claims, enrollment and customer service technology is expected to continue throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating gain and operating margins are expected to decline in 2004.

Membership increased 103,000, or 12%, primarily due to increased BlueCard activity. Also impacting this membership growth were increases in our Individual and our other National Account businesses due to improved marketing efforts.

Southeast

Our Southeast segment is comprised of health benefit and related services for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements beginning August 1, 2002. Our Southeast segment’s summarized results of operations for the year ended December 31, 2003 and the five months ended December 31, 2002 are as follows:

	Periods Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$3,780.6	$1,467.9	NM	NM
Operating gain	$335.6	$116.0	NM	NM
Operating margin	8.9%	7.9%		100	bp
Membership (in 000s)	2,700	2,549	151	6%

The comparison of these two time periods is not meaningful as the period ended December 31, 2003 consists of twelve months of operating results while the period ended December 31, 2002 consists of five months of operating results.

Operating revenue and operating gain for the year ended December 31, 2003 included issuance of premiums refunds to certain policyholders totaling $40.4 million, which partially offset our premium growth. These refunds were issued because claims costs in certain Southeast lines of business were much lower than expected. Also impacting 2003 operating gain was a $15.8 million net favorable prior year reserve development in the second quarter and a $10.0 million contribution to Anthem’s charitable foundation. Our integration activities remain on schedule, and we expect to achieve synergy savings in 2004 of at least $75.0 million. We achieved more than $60.0 million of synergy savings in 2003, primarily related to the reduction of corporate overhead and information technology costs as we integrated our Southeast segment.

Membership increased 151,000, or 6%, to 2.7 million members in 2003, primarily due to increased BlueCard activity and increased membership in our other self-funded National Accounts business, reflecting the strength of the Blue Cross Blue Shield networks and distinctive customer service.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. On June 1, 2002, we created Anthem Behavioral Health, or ABH, by acquiring certain assets of PRO Behavioral Health, a Denver,

Colorado-based behavioral health company in order to broaden our specialty product offerings. Results from this acquisition are included from that date forward. Our Specialty segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$732.0	$523.5	$208.5	40%
Operating gain	$69.1	$50.7	$18.4	36%
Operating margin	9.4%	9.7%		(30	) bp

Operating revenue increased $208.5 million, or 40%, to $732.0 million in 2003, primarily due to increased mail-order prescription volume and increased wholesale drug costs which are passed through to our customers at Anthem Prescription, as well as the results of ABH, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the year ended December 31, 2003, mail-order prescription volume increased 26% and retail prescription volume increased 12% compared to the year ended December 31, 2002. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment. Operating revenue from our behavioral health business is increasing as we begin to provide these services to more of our existing health membership.

Operating gain increased $18.4 million, or 36%, to $69.1 million in 2003, primarily due to increased mail-order prescription volume. Improved behavioral health results due to additional revenues from existing Anthem health members who were converted to ABH during 2003 also contributed to Specialty’s increasing operating gains. These improvements in operating gain were partially offset by start-up and integration expenses associated with our dental and vision operations.

Our Specialty segment will continue efforts to expand sales to our existing health membership in order to provide our members a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as integration costs are incurred.

Other

Our Other segment includes administration of Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the years ended December 31, 2003 and 2002 are as follows:

	Years Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$185.6	$178.2	$7.4	4%
Elimination of intersegment revenues	(457.8)	(302.1)	(155.7)	52%

Total operating revenue	(272.2)	(123.9)	(148.3)	120%
Operating loss	(143.6)	(91.4)	(52.2)	57%

Operating revenue from external customers increased $7.4 million, or 4%, to $185.6 million in 2003, primarily due to cost reimbursement activity being reflected in our Medicare administration operations. This increase was partially offset by the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $155.7 million, or 52%, reflecting additional sales by Anthem Prescription to our health segments and sales between our health segments.

Operating loss increased $52.2 million, or 57%, to $(143.6) million in 2003, primarily due to additional technology expenses, incentive compensation not allocated to the operating segments associated with better than expected performance and legal fees and expenses paid in 2003. Partially offsetting these operating loss increases was the reduction in our carrying value of our investment in MedUnite in 2002.

VI.    Membership—December 31, 2002 Compared to December 31, 2001

The following table presents our health membership by customer type, funding arrangement and segment as of December 31, 2002 and 2001, comparing total and same-store membership respectively. We define same-store membership as our membership at a given period end for a particular customer type, funding arrangement or in a segment after excluding the impact of members obtained through acquisitions or lost through dispositions during such period. We believe that same-store membership best captures the rate of organic growth of our operations period over period. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31, 2002	Southeast December 31, 2002	Same-Store December 31, 2002	December 31, 2001	Change	%	Same- Store Change	Same- Store %
	(in thousands)
Customer Type
Local Large Group	3,867	971	2,896	2,827	1,040	37%	69	2%
Small Group	1,168	340	828	813	355	44	15	2
Individual	1,084	289	795	701	383	55	94	13
National Accounts [1]	3,951	656	3,295	2,903	1,048	36	392	14
Medicare + Choice	103	—	103	97	6	6	6	6
Federal Employee Program	677	227	450	423	254	60	27	6
Medicaid	203	66	137	119	84	71	18	15

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

Funding Arrangement
Self-funded	5,617	1,166	4,451	4,052	1,565	39%	399	10%
Fully-insured	5,436	1,383	4,053	3,831	1,605	42	222	6

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

Segment
Midwest	5,234	—	5,234	4,854	380	8%	380	8%
East	2,434	—	2,434	2,260	174	8	174	8
West	836	—	836	769	67	9	67	9

Same-Store	8,504	—	8,504	7,883	621	8	621	8
Southeast	2,549	2,549	—	—	2,549	NM2	—	—

Total	11,053	2,549	8,504	7,883	3,170	40%	621	8%

[1]	Includes BlueCard members of 2,419 as of December 31, 2002 (including 325 from our Southeast segment) and 1,626 as of December 31, 2001.
[2]	NM = Not meaningful.

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

VII.    Cost of Care—Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended December 31, 2002 compared to the 12-month period ended December 31, 2001, for our Local Large Group and Small Group fully-insured businesses only. Membership in these two customer groups represented approximately 61% of our premium income for the year ended December 31, 2002. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our cost of care trends as of December 31, 2002 are as follows:

	Cost of care trend	Percent of cost of care expense
Aggregate	12%	100%
Inpatient services	9	22
Outpatient services	12	24
Professional services	12	35
Pharmacy	16	19

Our aggregate cost of care trend for the rolling 12-month period ended December 31, 2002 was approximately 12%. This trend includes the Southeast segment, including information from the former Trigon for periods prior to our July 31, 2002 acquisition. Our aggregate cost of care trend excluding the impact of our Trigon acquisition was approximately one-half percentage point higher, driven primarily by increased professional services costs and outpatient services costs.

Inpatient services costs increased approximately 9% including the impact of our Trigon acquisition for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Excluding the impact of our Trigon acquisition, our inpatient services trend was approximately one percentage point lower. Approximately two thirds of this trend resulted from unit cost increases and approximately one third of this trend resulted from utilization increases. The unit cost trend was primarily due to a health care industry shift of lower-cost procedures to outpatient settings, leaving more expensive procedures performed in inpatient settings. In addition, growth in inpatient trend was due to implementation of new provider contracts that reflect the hospital industry’s more aggressive stance in their contracting with health benefit companies. Utilization increases resulted primarily from increases in the frequency of inpatient surgeries. We are implementing advanced care management programs and disease management programs which have shown to reduce deterioration in health and the need for hospitalization. As a result of these programs, hospital utilization has been essentially stable.

Cost increases for outpatient services were approximately 12% including the impact of our Trigon acquisition for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Excluding the impact of our Trigon acquisition, our outpatient services trend was approximately one percentage point higher. Drivers of this outpatient trend include a continuing shift of certain procedures such as certain cardiac care procedures previously performed in an inpatient setting to an outpatient setting and increased cost of emergency room services as more procedures are being performed at each emergency room visit. Costs are also increasing for outpatient surgery and radiology services.

Cost increases for professional services were approximately 12% including the impact of our Trigon acquisition for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Excluding the impact of our Trigon acquisition, our professional services trend was approximately one and one-half percentage points higher. This trend is due to both higher utilization and higher unit costs. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging procedures, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Unit cost increases were driven primarily by increases in physician fee reimbursement schedules. In response to increasing professional services costs, we continue to work with our providers through education and contracting to ensure that our members receive the most appropriate care at the proper time in the appropriate clinical setting.

Pharmacy costs increased by approximately 16% including the impact of our Trigon acquisition for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Excluding the impact of our Trigon acquisition, our pharmacy cost trend remained consistent at approximately 16%. Increases were primarily due to the introduction of new, higher cost drugs and higher overall utilization as a result of increases in direct-to-consumer advertising by pharmaceutical companies and expanded physician-prescribed use of drugs that manage chronic conditions such as high cholesterol. In response to increasing pharmacy costs, we are evaluating different plan designs, recontracting with retail pharmacies and continuing the implementation of tiered drug benefits for our members. Three-tier drug programs reflect benefit designs that have three different co-payment levels, which depend on the drug selected. Generic drugs have the lowest co-payment, brand name drugs included in the drug formulary have a higher co-payment and brand name drugs omitted from the drug formulary have the highest co-payment. Drug formularies are lists of prescription drugs that have been reviewed and selected for their quality and effectiveness by a committee of community-based practicing physicians and clinical pharmacists. Through our pharmacy benefit design, we encourage use of these formulary listed brand name and generic drugs to ensure members receive quality and cost-effective medication. The favorable impact of three-tier drug programs on prescription drug cost trends is most significant in the first year of implementation. Excluding Southeast membership, we have already implemented three-tier drug programs for approximately 66% of our members as of December 31, 2002, as compared to approximately 60% of our members as of December 31, 2001.

VIII.    Results of Operations—Year Ended December 31, 2002 Compared to the Year Ended

               December 31, 2001

Our consolidated results of operations for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31		Change
	2002	2001	$	%
	($ in Millions, Except Per Share Data)
Premiums	$11,941.0	$9,244.8	$2,696.2	29%
Administrative fees	962.2	817.3	144.9	18
Other revenue	87.3	58.2	29.1	50

Total operating revenue [1]	12,990.5	10,120.3	2,870.2	28
Net investment income	260.7	238.6	22.1	9
Net realized gains on investments	30.4	60.8	(30.4)	(50)
Gain on sale of subsidiary operations	0.7	25.0	(24.3)	(97)

Total revenue	13,282.3	10,444.7	2,837.6	27%

Benefit expense	9,839.4	7,814.7	2,024.7	26
Administrative expense	2,506.6	1,986.1	520.5	26
Interest expense	98.5	60.2	38.3	64
Amortization of goodwill and other intangible assets	30.2	31.5	(1.3)	(4)
Demutualization expenses	—	27.6	(27.6)	NM2

Total expenses	12,474.7	9,920.1	2,554.6	26

Income before taxes and minority interest	807.6	524.6	283.0	54

Income taxes	255.2	183.4	71.8	39
Minority interest (credit)	3.3	(1.0)	4.3	NM2

Net income	$549.1	$342.2	$206.9	60%

Average basic shares outstanding (in millions) [8]	119.0	103.3	15.7	15%
Average diluted shares outstanding (in millions) [8]	121.8	103.8	18.0	17
Basic net income per share [8]	$4.61	$3.31	$1.30	39
Diluted net income per share [8]	$4.51	$3.30	$1.21	37%

Benefit expense ratio [3]	82.4%	84.5%		(210	) bp [4]
Administrative expense ratio [5]	19.3%	19.6%		(30	) bp [4]
Income before taxes and minority interest as a percentage of total revenue [6]	6.1%	5.0%		110	bp [4]
Net income as a percentage of total revenue [7]	4.1%	3.3%		80	bp [4]

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the year ended December 31, 2002 were $5,271.0 million (including $730.7 million from our Southeast segment) and for the year ended December 31, 2001 were $3,937.1 million.
[8]	December 31, 2001 amounts include pro forma earnings per share for the period prior to our initial public offering. See Note 11 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8 of this 10-K.

For the remaining footnote explanations, see “Results of Operations—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002” table.

On May 31, 2001, we sold our TRICARE operations, resulting in a gain of $25.0 million. The results of our TRICARE operations were reported in our Other segment during 2001 and included $263.2 million in operating revenue and $4.2 million in operating gain for the five months ended May 31, 2001.

Throughout the following discussion of our results of operations, “same-store” excludes our TRICARE operations from 2001 and the operating results of our Southeast segment, which was formed following our Trigon acquisition, from the date of purchase in 2002.

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

Administrative fees increased $144.9 million, or 18%, including administrative fees following Trigon’s acquisition date in 2002. On a same-store basis, administrative fees increased $98.2 million, or 13%, primarily due to increased BlueCard activity and increased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of this contract was substantially completed by June 30, 2003.

On a same-store basis, other revenue, which is comprised principally of co-payments and deductibles associated with Anthem Prescription’s sale of mail-order drugs, increased $24.2 million, or 42%. Mail-order revenues increased primarily due to additional volume. Anthem Prescription launched mail conversion campaigns to inform members of the benefits and convenience of using Anthem Prescription’s mail-order pharmacy option during 2002. In addition, Anthem Prescription increased its penetration of our health benefits membership, with a resulting larger enrollment base and therefore greater demand for mail-order service.

Benefit expense increased $2,024.7 million, or 26%, in 2002. On a same-store basis, benefit expense increased $1,132.7 million, or 15%, primarily due to increased cost of care trends and higher average membership. Higher costs of care were driven primarily by higher costs in professional services and outpatient services. See “Cost of Care—Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.” Our benefit expense ratio decreased 210 basis points from 84.5% in 2001 to 82.4% in 2002 due partly to the sale of our TRICARE operations in 2001 and the impact of our Trigon acquisition in 2002. On a same-store basis, our benefit expense ratio decreased 160 basis points from 84.2% in 2001 to 82.6% in 2002, primarily due to lower than anticipated medical costs in all of our business segments. Our 2002 benefit expense was also reduced by net favorable developments of prior year reserves reported as of December 31, 2001.

Administrative expense increased $520.5 million, or 26%, in 2002. On a same-store basis, administrative expense increased $319.6 million, or 17%, primarily due to higher salary cost and merit increases, other volume sensitive costs such as higher commissions and premium taxes and higher incentive compensation costs associated with above targeted results. On a same-store basis, our administrative expense ratio remained consistent with 2001 at 19.5%.

Net investment income increased $22.1 million, or 9%. This increase in investment income primarily resulted from the investment of additional assets in 2002 from our Trigon acquisition, which was partially offset by decreased average yield from investment securities. Also contributing to the increase was the impact of an increased allocation of fixed maturity securities as a percentage of our investment portfolio during the third quarter of 2001.

A summary of our net realized gains on investments is as follows:

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$32.9	$20.7	$12.2	59%
Net realized gains from the sale of equity securities	0.6	69.0	(68.4)	(99)
Other-than-temporary impairments	(3.1)	(28.9)	25.8	89

Net realized gains on investments	$30.4	$60.8	$(30.4)	(50)%

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

Amortization of goodwill and other intangible assets decreased $1.3 million. Due to our adoption of FAS 142 on January 1, 2002, amortization decreased approximately $17.5 million. This decrease was partially offset by $16.2 million of new amortization expense, including $15.8 million of amortization expense on intangible assets resulting from our Trigon acquisition. See Notes 2 and 3 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K for additional information concerning our adoption of FAS 142.

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

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains on investments, gain on sale of subsidiary operations, interest expense, amortization of goodwill and other intangible assets, demutualization expenses, income taxes and minority interest (credit), as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 18 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in this Form 10-K. The discussions of segment results for the years ended December 31, 2002 and 2001 presented below are based on operating gain and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related services for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

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

Operating gain increased $110.1 million, or 68%, primarily due to improved underwriting results in our Local Large Group fully-insured and Small Group businesses. Our operating gain was also impacted by the recognition of a $15.7 million net favorable prior year reserve development recognized in the third quarter of 2002 and an $11.2 million strengthening of reserves during the third quarter of 2001. Operating gain improvements were partially offset by a $23.0 million unfavorable adjustment recorded during 2002 to reflect the accrual of additional premium taxes in the state of Ohio.

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

East

Our East segment is comprised of health benefit and related services for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

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

West

Our West segment is comprised of health benefit and related services for members in Colorado and Nevada. Our West segment’s summarized results of operations for the years ended December 31, 2002 and 2001 are as follows:

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

Operating gain increased $54.6 million to $74.7 million in 2002, primarily due to improved underwriting results in our Local Large Group fully-insured and Small Group businesses. Also contributing to the improvement was a $10.9 million net favorable prior year reserve development recorded during the third quarter of 2002. These reserve releases were offset by a $10.1 million reserve increase for case specific reserves incurred during the normal course of business in 2002.

Membership increased 67,000, or 9%, primarily due to increased BlueCard activity and higher sales in our Individual business.

Southeast

Our Southeast segment is comprised of health benefit and related services for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the five months ended December 31, 2002 are as follows:

Five Months Ended December 31, 2002
($ in Millions)
Operating revenue	$1,467.9
Operating gain	$116.0
Operating margin	7.9%
Membership (in 000s)	2,549

Our Southeast segment was established with the acquisition of Trigon on July 31, 2002. Results of operations for this segment have been included in our consolidated financial statements beginning August 1, 2002. These five months of operating results may not be sustainable or indicative of future performance, as we were in the early stages of transitioning business practices and policies. We captured approximately $11.0 million of synergies in 2002, primarily related to corporate overhead and information technology cost savings.

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

Operating revenue increased $127.4 million, or 32%, primarily due to increased mail-order prescription volume at Anthem Prescription, which launched mail-order campaigns to inform members of the benefits and convenience of using Anthem Prescription’s mail-order pharmacy option for maintenance drugs. In addition, Anthem Prescription increased its penetration of our health benefits members. Anthem Prescription implemented its pharmacy benefit programs in our West segment and in Maine during the first six months of 2001. Excluding the impact of our TRICARE operations, mail-service prescription volume increased 29% and retail prescription volume increased 10%.

Operating gain increased $17.8 million, or 54%, primarily due to increased mail-order prescription volume and additional margin resulting from further penetration of generic drug prescriptions at Anthem Prescription. Improved results in the life and dental businesses also contributed to the growth in operating gain, which was modestly offset by start-up and integration expenses associated with our behavioral health, vision and dental operations.

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

	Years Ended December 31
	2002	2001	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$178.2	$403.5	$(225.3)	(56)%
Elimination of intersegment revenues	(302.1)	(214.0)	(88.1)	41%

Total operating revenue	(123.9)	189.5	(313.4)	(165)%
Operating loss	(91.4)	(23.8)	(67.6)	284%

Operating revenue from external customers decreased $225.3 million, or 56%, primarily due to the sale of our TRICARE operations. Excluding our TRICARE operations from 2001, operating revenue from external customers increased $37.9 million, or 27%, primarily due to revenue from our AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003.

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

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are also summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8 of this Form 10-K.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At December 31, 2003, this liability was $1,866.8 million and represented 25% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and reported but not yet paid claims are determined for each of our business segments employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions, claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based upon subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our December 31, 2003 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$136.0	(3)%	$(23.0)
(2)%	90.0	(2)%	(15.0)
(1)%	45.0	(1)%	(8.0)
1%	(44.0)	1%	8.0
2%	(87.0)	2%	15.0
3%	(129.0)	3%	23.0

[1]	Assumes (decrease) increase in the completion factors for the most recent four months
[2]	Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our December 31, 2003 estimated claims liability and the actual claims paid, net income for the year ended December 31, 2003 would increase or decrease by $12.1 million while basic net income per share would increase or decrease by $0.09 per share and diluted net income per share would increase or decrease by $0.08 per share.

Note 8 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8 of this Form 10-K provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 8 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

The reconciliation of the beginning and ending balance for unpaid life, accident and health claims for the years ended December 31, 2003, 2002 and 2001, as presented in Note 8 to our audited consolidated financial statements is as follows:

(In Millions)	2003	2002	2001
Balances at January 1, net of reinsurance	$1,821.2	$1,352.7	$1,382.1

Business purchases, divestitures and purchase adjustments	(20.6)	379.4	(139.1)

Incurred related to:
Current year	12,462.3	9,965.1	7,843.1
Prior years	(226.1)	(150.7)	(96.4)

Total incurred	12,236.2	9,814.4	7,746.7

Paid related to:
Current year	10,685.4	8,396.4	6,521.5
Prior years	1,495.0	1,328.9	1,115.5

Total paid	12,180.4	9,725.3	7,637.0

Balances at December 31, net of reinsurance	1,856.4	1,821.2	1,352.7
Reinsurance recoverables at December 31	10.4	4.8	7.6

Reserve gross of reinsurance recoverables on unpaid claims at December 31	$1,866.8	$1,826.0	$1,360.3

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $226.1 million shown in the table above and in Note 8 to our audited consolidated financial statements for the year ended December 31, 2003, represents an estimate based on paid claim activity from January 1, 2003 to December 31, 2003. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 90%, of the $226.1 million redundancy relates to claims incurred in calendar year 2002, with the remaining 10% related to claims incurred in 2001 and prior.

We calculate the percentage of prior year redundancies in the current period to total incurred claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 2.3% for 2003, 1.9% for 2002 and 1.5% for 2001. Having only five months of incurred claims for our Southeast segment during 2002 impacted the ratio for 2003. Had the Southeast segment been included for the full year 2002, the ratio would have been approximately 2.0%.

A review of the current year paid indicates that the amount of claims paid in the current year as a percentage of incurred related to current year has increased. This ratio was 85.7% for 2003, 84.3% for 2002 and 83.1% for 2001. The increase is primarily attributable to our implementation of new systems and improved electronic connectivity with our networks. The result is our ability to adjudicate and pay claims quicker.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgement is required in making this analysis.

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the key elements that follow:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the forecasted future taxable income and therefore likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.

During 2003, we utilized additional alternative minimum tax, or AMT, credits and net operating losses on our federal tax return for which we had a deferred tax asset with a corresponding valuation allowance. As deferred tax assets related to those deductions are recognized in the tax return, a valuation allowance is no longer required and is reduced. While the valuation allowance decreased $81.9 million, we recorded additional deferred tax liabilities of $81.9 million for uncertainty on several tax items. These items include uncertainty arising from the lack of clear guidance from the Internal Revenue Service on various tax issues relating to our conversion in 1987 from tax exempt to tax paying status.

During 2002, based on our assessments of the valuation allowance it was determined that the only items that require a valuation allowance are those that relate to specific deferred tax temporary differences as opposed to those that relate to the anticipation of future taxable income. This determination was due to the levels of taxable income reported on our 2001 tax return, income generated during 2002 and taxable income expected in future periods. As a result of this determination, during 2002, we reduced our valuation allowance. The net decrease in the valuation allowance for 2002 was $112.4 million. During 2002, $18.0 million of the change in the valuation allowance was recorded as a reduction to goodwill. This adjustment resulted from recognition of deferred tax assets previously determined to be unrealizable. Because of uncertainties noted above regarding both the timing and the amount of deductions, we recorded a $57.2 million deferred tax liability. We also recorded a reduction to income tax expense of $37.2 million. This reduction contributed to a reduced effective tax rate of 31.6% for the year ended December 31, 2002.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with our various filing positions, we record additional tax liability for potential adverse tax outcomes that we judge to be appropriate. Based on our evaluation of our tax positions, we believe we have appropriately accrued for possible exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of December 31, 2003, the Internal Revenue Service continues its examination of two of our five open tax years.

For additional information, see Note 12 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8 of this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2003 was $2,450.1 million and intangible assets were $1,227.0 million. The sum of goodwill and intangible assets represented 27% of our total consolidated assets at December 31, 2003.

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

Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our annual impairment test of existing goodwill and other intangible assets (with indefinite lives) for the year ended December 31, 2003 during the fourth quarter of 2003. In addition, for the year ended December 31, 2002, we completed our transitional impairment test of goodwill and other intangible assets (with indefinite lives) during the second quarter of 2002 and our annual impairment test during the fourth quarter of 2002. Based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

On July 31, 2002, we completed our purchase of 100% of the outstanding stock of Trigon. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The allocation resulted in $2,146.1 million of non-tax deductible goodwill and $1,172.7 million of acquired intangible assets.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles. Such assumptions include the discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. Because of the amounts of goodwill and other intangible assets included in our consolidated balance sheet, the impairment analysis is significant. If we are unable to support a fair value estimate in future annual goodwill impairment tests or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 3 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K.

Investments

Total investment securities were $6,915.2 million at December 31, 2003 and represented 51% of our total consolidated assets at December 31, 2003. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

An impairment review of securities to determine if declines in fair value are other-than-temporary is subjective and requires a high degree of judgement. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. During the three months ended June 30, 2003, we recorded a $22.3 million charge for other-than-temporary impairment of our equity securities, primarily due to the length of time that the securities’ fair value had been less than cost. An additional $2.1 million impairment loss was recorded for investments in certain other restricted assets and joint ventures. Our equity securities, which are comprised of indexed mutual funds, had gross unrealized gains of $26.2 million at December 31, 2003.

Management believes it has adequately reviewed for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income.

We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $276.0 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $249.9 million increase in fair value. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $19.4 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $19.4 million.

A summary of investments with unrealized losses as of December 31, 2003 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
(In Millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities:
United States Government securities	$172.4	$1.8	$3.6	$0.2	$176.0	$2.0
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate securities	404.1	5.0	—	—	404.1	5.0
Mortgage-backed securities	562.9	6.6	—	—	562.9	6.6

Total fixed maturity securities	1,139.4	13.4	3.6	0.2	1,143.0	13.6
Equity securities—indexed mutual funds	—	—	—	—	—	—

Total	$1,139.4	$13.4	$3.6	$0.2	$1,143.0	$13.6

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. All unrealized losses reported above were caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2003.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our primary objective is the preservation of the asset base and maximization of portfolio income given an acceptable level of risk. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. If we are unable to effectively manage these risks, it could have an impact on our future earnings and financial position.

For additional information, see Part II, Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, and account for these plans in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets (described below). Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our September 30, 2003 measurement date, we lowered our expected rate of return on plan assets to 8.00% (from 8.50% for 2003 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities maximize the long-term return for a prudent level of risk. Plan assets are not invested in Anthem stock. As of our measurement date of September 30, 2003, we had approximately 66% of plan assets invested in equity securities, 31% in fixed maturity securities and 3% in other assets.

At December 31, 2003, our consolidated prepaid pension asset was $258.3 million, an increase from $146.2 million at December 31, 2002. The increase was primarily due to the funding of our cash balance pension plans in the amount of $115.0 million during 2003. For the year ending December 31, 2004, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the years ended December 31, 2003, 2002 and 2001, we recognized consolidated pretax pension expense of $21.3 million, $14.3 million and $10.5 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $188.4 million at December 31, 2003.

At our last measurement date (September 30, 2003), we selected a discount rate of 6.25%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rates used to measure the expected cost of other benefits at the measurement date are as follows:

	2003	2002
Health care cost trend rate assumed for next year	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2007

See “New Accounting Pronouncements” below for discussion of the Financial Accounting Standards Board Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

For additional information regarding Retirement Benefits, see Note 15 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K.

New Accounting Pronouncements

On January 1, 2003, we adopted the interim reporting requirements of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure (“FAS 148”). FAS 148 requires more prominent disclosure and specifies the form, content and location of these disclosures in both our annual and interim financial statements. Adoption of this statement had no impact on our financial position or results of operations, as we continue to account for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 10 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for the disclosures required by FAS 148.

On November 12, 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board, as part of its discussion surrounding EITF Issue No. 03-01, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, reached a consensus to require certain year end quantitative and qualitative disclosures about the unrealized losses from debt and equity securities, and management’s conclusion that any impairment is temporary. The required disclosures are required to include quantitative information about (1) the aggregate amount of unrealized losses and (2) the aggregate related fair values of investments with unrealized losses, summarized by the time period during which the investment has been in an unrealized loss position. See “Critical Accounting Policies and Estimates – Investments” above and Note 4 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for these required disclosures.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions. However, the retiree medical obligations and costs reported in the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K do not reflect the impact of this legislation. As permitted by Financial Accounting Standards Board Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company has deferred the recognition of the impact of the new Medicare provisions due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information. See Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding our retiree obligations for life, medical, vision and dental benefits.

On December 23, 2003, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FAS 132”). The revised standard did not impact our financial position or results of operations as it did not change the methodologies underlying the measurement of obligations or calculation of pension expense, but makes significant changes to the required disclosures in the financial statements. We adopted the new reporting requirements in our financial statements for the year ended December 31, 2003. See Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for the disclosures required by FAS 132, as revised.

There were no other new accounting pronouncements issued during 2003 that had a material impact on our financial position, operating results or disclosures.

X.    Liquidity and Capital Resources

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue and proceeds from the sale or maturity of our investment securities. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long term borrowings, capital expenditures and repurchase of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash and cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are available for sale to meet liquidity and other needs. Excess capital is paid annually in the form of dividends by subsidiaries to their respective parent companies for general corporate use, as permitted by applicable regulations.

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

Liquidity—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During 2003, net cash flow provided by operating activities was $1,143.4 million, as compared to $991.1 million in 2002, an increase of $152.3 million. The increase resulted from improved net income, including the impact of our Trigon acquisition, offset by a decline in operating cash flow from our operating assets and liabilities. The decline in cash from operating assets and liabilities primarily resulted from increases in receivables resulting from growth in our revenue base, payment for resolution of a litigation matter and higher incentive payments during 2003 as compared to 2002.

Net cash flow used in investing activities was $1,113.6 million in 2003, compared to cash used of $1,411.9 million in 2002, a decrease in cash used of $298.3 million. The table below outlines the changes in investing cash flow between the two years (in millions):

Increase in net purchases of investments	$492.1
Decrease in net purchases and sales of subsidiaries	(782.1)
Decrease in net purchases and proceeds from sale of property and equipment	(8.3)

Total decrease in cash used in investing activities	$(298.3)

The purchase of investment securities increased as operating cash was moved into our investment portfolio and cash balances held by our investment managers was reduced. The decrease in subsidiary purchases resulted primarily from minimal activity in 2003 versus 2002, which included our Trigon acquisition. The decrease in net property and equipment purchases was nominal.

Net cash flow used in financing activities was $260.2 million in 2003 compared to cash provided by financing activities of $709.3 million in 2002. During 2003, $217.2 million was used to repurchase our common stock. In addition, $100.0 million was used to fund the payment of senior guaranteed notes, which matured on July 15, 2003. These payments were offset by $57.0 million of proceeds from the issuance of common stock related to the exercise of stock options and our employee stock purchase program.

During 2002, proceeds of $938.5 million were received from the issuance of senior notes used to fund a portion of the Trigon acquisition. In addition, $30.9 million was received from the issuance of common stock due to the exercise of stock options and from our employee stock program. Offsetting these amounts was $256.2 million used to repurchase shares of common stock and $4.1 million used for costs related to the issuance of shares for the Trigon acquisition.

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

Net cash flow used in investing activities was $1,411.9 million in 2002, compared to $498.1 million in 2001, an increase of $913.8 million. The table below outlines where the changes between the two years occurred (in millions):

Increase in purchases of subsidiaries, net of cash received	$(785.5)
Decrease in proceeds from sales of subsidiaries	(44.1)
Increase in net purchases of investments	(40.9)
Increase in net purchases and proceeds from sale of property and equipment	(43.3)

Total increase in cash used in investing activities	$(913.8)

The increase in subsidiary purchases resulted primarily from the Trigon acquisition in 2002, for which we paid $772.4 million in net cash. Cash acquired on Trigon’s balance sheet was $362.2 million, which partially offset $1,134.6 million used for the purchase price and transaction costs. The net decline in cash received from divestitures between the two years reflects proceeds from the sale of TRICARE in 2001, which did not occur in 2002. The purchase of investment securities increased as operating cash was moved into our investment portfolio. The increased property and equipment purchases include $24.6 million of expenditures made by Trigon following the acquisition date, primarily on the construction of additional facilities. The remainder of the increased property purchases resulted from investments in computer technology and software.

Net cash flow provided by financing activities was $709.3 million in 2002 compared to $46.6 million in 2001. On July 31, 2002, Anthem issued $950.0 million of long-term senior unsecured notes ($150.0 million of 4.875% notes due 2005, and $800.0 million of 6.800% notes due 2012). The net proceeds of $938.5 million from the note offering were used to pay a portion of the approximately $1,134.5 million of cash consideration and expenses associated with Anthem’s acquisition of Trigon. In addition, $30.9 million of proceeds resulted from the issuance of common stock related to the exercise of stock options and through the employee stock purchase program. We used $256.2 million to repurchase our common stock during 2002. The $46.6 million of cash provided by financing activities during 2001 is related to the demutualization and initial public offering, after making payments to eligible statutory members. During our initial public offering, net proceeds of $2,110.2 million were received from issuance of common stock and Equity Security Units. These cash receipts were offset by payments of $2,063.6 million to eligible statutory members in the demutualization.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments of $7.4 billion at December 31, 2003. Total cash, cash equivalents and investments increased by $736.7 million since December 31, 2002, primarily resulting from improved cash flows from operations partially offset by cash used for share repurchases and debt repayments.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. During 2003, Anthem received $458.6 million of dividends from its subsidiaries. At December 31, 2003, Anthem held at the parent company approximately $666.4 million of our $7.4 billion of cash, cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 21.7% as of December 31, 2003 and 24.7% as of December 31, 2002.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $3.9 billion for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, we obtained a commitment for a bridge loan of up to $3.0 billion. Additionally, as of December 31, 2003, we have $666.4 million of cash, cash equivalents and investments and access to $1.0 billion of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. At or near the expected closing of the WellPoint transaction in mid-2004, we plan to issue up to $2.0 billion of debt securities in a public offering to provide permanent financing. In addition, we expect to put in place an expanded $2.5 billion revolving credit facility, replacing our current $1.0 billion of credit facilities. Upon issuance of the $2.0 billion of debt securities and the increase of $1.5 billion in our revolving credit facilities, the $3.0 billion commitment for the bridge loan will be terminated. In addition, as part of the debt recapitalization associated with the WellPoint transaction, and using sources of liquidity described above, we may repurchase a portion of our surplus notes, subject to market conditions at that time.

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On July 1, 2003 a second facility was renewed which now expires June 29, 2004. Under this second facility, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of December 31, 2003. There were no borrowings under these facilities for the year ended December 31, 2003.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the year ended December 31, 2003.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of December 31, 2003, Anthem had $1.0 billion of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $400.0 million of dividends to be paid to Anthem during 2004.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased nearly 3.4 million shares of our common stock during the year ended December 31, 2003, at a cost of $217.2 million. We currently have $282.8 million of authorization remaining under this program.

Anthem Insurance repaid $100.0 million of senior guaranteed notes which matured on July 15, 2003. These notes were repaid from operating cash flows of Anthem Insurance.

On November 15, 2004, the purchase contracts included within our Equity Security Units, or Units, will require each holder to purchase, for $50.00, a number of newly issued shares of our common stock equal to a settlement rate determined by the fair value of our common stock at that time. We will receive aggregate cash of $230.0 million upon exercise of the purchase contracts, based on the 4,600,000 Units outstanding at December 31, 2003. We will be required to issue between 5,244,000 and 6,394,000 shares of our common stock, depending on the average fair value of our common stock on each of the twenty consecutive trading days ending on the third trading day prior to November 15, 2004.

During the year ended December 31, 2003, we funded $115.0 million to our cash balance pension plans. Our funding strategy, implemented during 2003, is to fund our pension plan on a quarterly basis, rather than making a single larger annual contribution. Future quarterly funding amounts may be adjusted based on changes in the market value of plan assets and changes to related assumptions. For the year ending December 31, 2004, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

In connection with our pending transaction with WellPoint, WellPoint shareholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The total value of the transaction is estimated to be approximately $16.4 billion, based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. The transaction is expected to close by mid-2004, subject to, among other things, state regulatory and shareholder approval.

Our other estimated contractual obligations and commitments as of December 31, 2003 are as follows:

		Payments Due by Period
Contractual Obligations and Commitments (In Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt and capital leases	$1,662.8	$—	$375.8	$1.6	$1,285.4
Operating leases	305.5	46.8	81.6	55.1	122.0
Venture capital commitments	23.9	—	—	16.6	7.3
Purchase obligations [1]	92.5	53.5	37.9	1.1	—
Other long term liabilities reflected on our balance sheet	1,004.4	—	275.6	201.8	527.0

Total contractual obligations and commitments	$3,089.1	$100.3	$770.9	$276.2	$1,941.7

[1]	Includes obligations related to IT service agreements and telecommunication contracts

In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material non-cancelable commitments.

We believe that funds from future operating cash flows, cash and investments and funds available under Anthem’s credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information on our future debt maturities and lease commitments, see Notes 5 and 14, respectively, to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in Part II, Item 8, of this Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2003, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements of a licensee of the Blue Cross Blue Shield Association.

XI.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect(s)”, “feel(s)”,

“believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Anthem, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by Anthem; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to consummate Anthem’s merger with WellPoint, to achieve expected synergies and operating efficiencies in the merger within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; our ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction and the value of the transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Anthem does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in Anthem’s various SEC reports.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on Anthem’s financial positions as of December 31, 2003. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are preserving the asset base, maximizing investment income, and achieving an appropriate return commensurate with an acceptable level of risk.

Investments

Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk for equity holdings.

The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. Since we are advised of circumstances surrounding credit rating downgrades, we are able to promptly avoid or minimize exposure to losses by selling the subject security. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately A. Interest rate risk is defined as the potential for economic losses on fixed maturity securities, due to a change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and shareholders’ equity. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value. Our investment policy prohibits use of derivatives to manage interest rate risk associated with our investment portfolio.

Our portfolio includes corporate securities (approximately 46% of the total fixed maturity portfolio at December 31, 2003) which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately A.

Our equity portfolio is comprised of index mutual funds that replicate the risk and performance of the S&P 500 and S&P 400 indices and is subject to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systematic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in these index mutual funds, resulting in a diversified equity portfolio.

All of our current investments are classified as available-for-sale. As of December 31, 2003, approximately 97% of these were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $276.0 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $249.9 million increase in fair value. As of December 31, 2003, no portion of our fixed maturity portfolio was invested in non-US dollar denominated investments.

Our equity portfolio, as of December 31, 2003, was approximately 3% of our current investments. Equity investments consists of indexed mutual funds. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $19.4 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $19.4 million. No portion of our equity portfolio was invested in non-US dollar denominated investments as of December 31, 2003. As of December 31, 2003, we held no derivative financial or commodity-based instruments.

Long Term Debt

Our senior unsecured notes are obligations of Anthem, Inc., or Anthem, and have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The senior unsecured notes consist of two issues, $800.0 million of 6.80% notes due 2012 and $150.0 million of 4.875% notes due 2005. These notes had a combined carrying value of $940.1 million and $939.9 million at December 31, 2003 and 2002, respectively. The estimated fair value of these instruments exceeded the carrying amount by $127.6 million and $80.3 million at December 31, 2003 and 2002, respectively. Should interest rates increase or decrease in the future, the estimated fair value of these notes would decrease or increase accordingly.

Our debentures included in our Equity Security Units, or debentures, are obligations of Anthem and are unsecured and subordinated in right of payment to all of Anthem’s existing and future senior indebtedness. At December 31, 2003 there were 4,600,000 Equity Security Units outstanding. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004, and a 5.95% subordinated debenture. The number of shares to be issued under the purchase contract will be determined based on the average fair value of our common stock on each of the twenty consecutive trading days ending on the third trading day preceding November 15, 2004. If the applicable fair value of our stock is greater or equal to $43.92, the settlement rate will be 1.14 shares of our common stock per purchase contract. If the applicable fair value of our common stock is less than $43.92 but greater than $36.00, the settlement rate will be equal to $50.00 divided by the applicable market value of our common stock per purchase contract. If the applicable fair value of our common stock is less than or equal to $36.00, the settlement rate will be 1.39 shares of our common stock per purchase contract. Our common stock closing price as of December 31, 2003 was $75.00. The interest rate on the debentures is fixed at 5.95% until November 15, 2004, at which point it will be reset to 100.5% of a value determined by re-marketing of the Units. As of December 31, 2003 and 2002, respectively, the carrying value of the debentures were $224.3 million and $222.2 million. The debentures estimated fair value exceeded the carrying value by $181.6 million and $135.1 million at December 31, 2003 and 2002, respectively. Any increase or decrease in market interest rates in the future will accordingly decrease or increase the estimated fair value of the debentures.

Our subordinated debt consists of two issues of surplus notes ($300.0 million of 9.125% notes due 2010 and $200.0 million of 9.000% notes due 2027) with fixed interest rates. Surplus notes are unsecured obligations of Anthem Insurance Companies, Inc., or Anthem Insurance, and are subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The combined carrying value of the surplus notes was $494.1 million and $493.6 million at December 31, 2003 and 2002, respectively. The estimated fair value of the surplus notes exceeded the carrying value by $157.9 million and $107.0 million at December 31, 2003 and 2002, respectively. Should interest rates increase or decrease in the future, the estimated fair value of our surplus notes would decrease or increase accordingly.

Cash Flow Hedges

On February 6, 2004, we entered into forward starting pay fixed hedging transactions with a notional amount of $500.0 million. These hedges are being used to eliminate uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004. The hedge transactions had no impact on our financial position or results of operations at inception. However, in future reporting periods, these hedges will be affected by changes in market interest rates. Should interest rates increase or decrease in the future, the estimated fair value of the hedges would increase or decrease accordingly.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTHEM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Anthem, Inc.

We have audited the accompanying consolidated balance sheets of Anthem, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthem, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana

January 26, 2004

ANTHEM, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Data)	December 31
	2003	2002
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,721.5	$5,797.4
Equity securities	193.7	150.7

	6,915.2	5,948.1
Cash and cash equivalents	464.5	694.9
Premium and self-funded receivables	1,068.4	892.7
Reinsurance receivables	96.9	76.5
Other receivables	254.0	192.3
Income tax receivables	8.6	11.7
Other current assets	57.4	60.3

Total current assets	8,865.0	7,876.5
Restricted cash and investments	58.3	49.1
Property and equipment	510.5	537.4
Goodwill	2,450.1	2,484.9
Other intangible assets	1,227.0	1,274.6
Prepaid pension benefits	258.3	146.2
Other noncurrent assets	69.4	70.6

Total assets	$13,438.6	$12,439.3

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,866.8	$1,826.0
Future policy benefits	372.6	344.7
Other policyholder liabilities	505.0	497.3

Total policy liabilities	2,744.4	2,668.0
Unearned income	411.1	326.6
Accounts payable and accrued expenses	493.4	471.8
Bank overdrafts	401.7	357.9
Income taxes payable	147.6	109.8
Other current liabilities	573.3	514.8

Total current liabilities	4,771.5	4,448.9
Long term debt, less current portion	1,662.8	1,659.4
Postretirement benefits	188.4	196.8
Deferred income taxes	524.8	389.9
Other noncurrent liabilities	291.2	382.0

Total liabilities	7,438.7	7,077.0
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2003, 137,641,034; 2002, 139,332,132	1.4	1.4
Additional paid in capital	4,708.7	4,762.2
Retained earnings	1,154.3	481.3
Unearned restricted stock compensation	(3.2)	(5.3)
Accumulated other comprehensive income	138.7	122.7

Total shareholders’ equity	5,999.9	5,362.3

Total liabilities and shareholders’ equity	$13,438.6	$12,439.3

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)	Year ended December 31
	2003	2002	2001
Revenues
Premiums	$15,170.2	$11,941.0	$9,244.8
Administrative fees	1,180.7	962.2	817.3
Other revenue	126.2	87.3	58.2

Total operating revenue	16,477.1	12,990.5	10,120.3
Net investment income	278.1	260.7	238.6
Net realized gains on investments	17.8	30.4	60.8
Gain (loss) on sale of subsidiary operations	(1.6)	0.7	25.0

	16,771.4	13,282.3	10,444.7

Expenses
Benefit expense	12,263.9	9,839.4	7,814.7
Administrative expense	3,109.6	2,506.6	1,986.1
Interest expense	131.2	98.5	60.2
Amortization of goodwill and other intangible assets	47.6	30.2	31.5
Demutualization expenses	—	—	27.6

	15,552.3	12,474.7	9,920.1

Income before income taxes and minority interest	1,219.1	807.6	524.6
Income taxes	440.1	255.2	183.4
Minority interest (credit)	4.7	3.3	(1.0)

Net income	$774.3	$549.1	$342.2

Net income per share[1]
Basic	$5.60	$4.61	$3.31

Diluted	$5.45	$4.51	$3.30

Net income for the period from November 2, 2001 (date of demutualization and initial public offering) to December 31, 2001	—	—	$55.7

Basic and diluted net income per share for the period from November 2, 2001 (date of demutualization and initial public offering) to December 31, 2001	—	—	$0.54

[1]	Amounts for 2001 include pro forma earnings per share prior to the initial public offering.

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Share Data)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity[1]
	Number of Shares	Par Value
Balance at December 31, 2000	—	$—	$—	$1,848.6	$—	$71.2	$1,919.8
Net income before the date of demutualization and initial public offering	—	—	—	286.5	—	—	286.5
Net income after the date of demutualization and initial public offering	—	—	—	55.7	—	—	55.7
Change in net unrealized losses on investments	—	—	—	—	—	(29.3)	(29.3)
Change in additional minimum pension liability	—	—	—	—	—	0.5	0.5

Comprehensive income							313.4
Initial public offering of common stock	55,200,000	0.6	1,889.8	—	—	—	1,890.4
Common stock issued in the demutualization	48,095,675	0.5	71.0	(71.5)	—	—	—
Cash payments to eligible statutory members in lieu of stock	—	—	—	(2,063.6)	—	—	(2,063.6)

Balance at December 31, 2001	103,295,675	1.1	1,960.8	55.7	—	42.4	2,060.0
Net income	—	—	—	549.1	—	—	549.1
Change in net unrealized gains on investments	—	—	—	—	—	87.9	87.9
Change in additional minimum pension liability	—	—	—	—	—	(7.6)	(7.6)

Comprehensive income							629.4
Acquisition of Trigon Healthcare Inc., net of issue costs	38,971,908	0.4	2,899.1	—	—	—	2,899.5
Repurchase and retirement of common stock	(4,121,392)	(0.1)	(132.6)	(123.5)	—	—	(256.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,109,893	—	34.7	—	(5.3)	—	29.4
Adjustments related to the demutualization	76,048	—	0.2	—	—	—	0.2

Balance at December 31, 2002	139,332,132	1.4	4,762.2	481.3	(5.3)	122.7	5,362.3
Net income	—	—	—	774.3	—	—	774.3
Change in net unrealized gains on investments	—	—	—	—	—	6.8	6.8
Change in additional minimum pension liability	—	—	—	—	—	9.2	9.2

Comprehensive income							790.3
Repurchase and retirement of common stock	(3,390,800)	—	(115.9)	(101.3)	—	—	(217.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,699,702	—	62.4	—	2.1	—	64.5

Balance at December 31, 2003	137,641,034	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

1    Amounts prior to the demutualization on November 2, 2001 represent “Policyholders’ surplus”.

See accompanying notes.

ANTHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
(In Millions)	2003	2002	2001
Operating activities
Net income	$774.3	$549.1	$342.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(17.8)	(30.4)	(60.8)
Loss (gain) on sale of subsidiary operations	1.6	(0.7)	(25.0)
Depreciation, amortization and accretion	245.0	157.0	120.5
Deferred income taxes	64.4	63.3	71.4
Loss on sale of assets	0.4	2.2	3.1
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(9.7)	4.7	8.1
Receivables	(251.8)	(107.3)	(28.0)
Other assets	10.4	(5.5)	(16.7)
Policy liabilities	97.4	228.5	192.7
Unearned income	84.6	47.7	29.7
Accounts payable and accrued expenses	23.8	37.0	27.8
Other liabilities	59.3	20.2	(48.8)
Income taxes	61.5	25.3	38.4

Cash provided by operating activities	1,143.4	991.1	654.6

Investing activities
Purchases of investments	(5,120.7)	(5,059.8)	(3,957.3)
Sales or maturities of investments	4,115.0	4,546.2	3,484.6
Purchases of subsidiaries, net of cash acquired	(3.5)	(789.6)	(4.1)
Sales of subsidiaries, net of cash sold	(3.1)	0.9	45.0
Proceeds from sale of property and equipment	9.4	13.7	4.1
Purchases of property and equipment	(110.7)	(123.3)	(70.4)

Cash used in investing activities	(1,113.6)	(1,411.9)	(498.1)

Financing activities
Proceeds from long term borrowings	—	938.5	—
Payments on long term borrowings	(100.0)	—	—
Repurchase and retirement of common stock	(217.2)	(256.2)	—
Proceeds from employee stock purchase plan and exercise of stock options	57.0	30.9	—
Costs related to the issuance of common stock for the Trigon acquisition	—	(4.1)	—
Net proceeds from common stock issued in the initial public offering	—	—	1,890.4
Net proceeds from issuance of Equity Security Units	—	—	219.8
Payments and adjustments to payments to eligible statutory members in the demutualization	—	0.2	(2,063.6)

Cash provided by (used in) financing activities	(260.2)	709.3	46.6

Change in cash and cash equivalents	(230.4)	288.5	203.1

Cash and cash equivalents at beginning of year	694.9	406.4	203.3

Cash and cash equivalents at end of year	$464.5	$694.9	$406.4

See accompanying notes.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

The accompanying consolidated financial statements of Anthem and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is licensed in 49 states and is the Blue Cross Blue Shield Association licensee in Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada, and Virginia (excluding the immediate suburbs of Washington, D.C.). Products include health and group life insurance, managed health care, pharmacy benefit management, dental and vision benefits and government health program administration.

Minority interest represents other shareholders’ interests in subsidiaries which are majority-owned by the Company.

Use of Estimates:    Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments:    All fixed maturity and equity securities are classified as “available-for-sale” and are reported at fair value. The Company has determined that all investments in its portfolio are available to support current operations and, accordingly, has classified such investment securities as current assets without regard for contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. Investment securities that have declines in fair value below cost, which are deemed to be other-than-temporary, are written down to fair value.

Realized gains or losses, determined by specific identification of investments sold or impaired, are included in income.

Cash Equivalents:    All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

Premium and Self-Funded Receivables:    Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $18.0 and $29.5 at December 31, 2003 and 2002, respectively. The allowance for doubtful accounts is based on historical collection trends and management’s judgment regarding the ability to collect specific accounts.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation and Significant Accounting Policies (continued)

Reinsurance Receivables:    Reinsurance receivables represent amounts recoverable on claims paid or incurred and are estimated in a manner consistent with the liabilities associated with the reinsured policies. There was no allowance for uncollectible reinsurance receivables at December 31, 2003 and 2002.

Other Receivables:    Other receivables include amounts for interest earned on investments, proceeds due from brokers on investment trades, government programs, pharmacy sales, claim recoveries and other miscellaneous amounts due to the Company. These receivables have been reduced by an allowance for uncollectible amounts of $25.1 and $20.4 at December 31, 2003 and 2002, respectively.

Restricted Cash and Investments:    Restricted cash and investments represent fiduciary amounts held under trust arrangements used for future obligations under certain unfunded benefit plans and are reported at fair value.

Property and Equipment:    Property and equipment is recorded at cost, net of depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings, three to seven years for furniture and equipment, and three to ten years for computer software. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Retirement Benefits:    Prepaid pension benefits represent prepaid benefit costs for liabilities related to defined benefit pension plans. Liabilities for pension benefits are determined in accordance with FAS 87, Employers’ Accounting for Pensions.

Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. These benefits are accrued in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pension. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the retiree medical benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported in the accompanying consolidated financial statements do not reflect the impact of this legislation. As permitted by Financial Accounting Standards Board Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company has deferred the recognition of the impact of the new Medicare provisions due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Basis of Presentation and Significant Accounting Policies (continued)

Policy Liabilities:    Liabilities for unpaid claims include estimated provisions for both reported and unreported claims incurred on an undiscounted basis, as well as estimated provisions for expenses related to the processing of claims. The liabilities are determined by actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice, which require that claim liabilities be adequate under moderately adverse circumstances. The liabilities are regularly reviewed and adjusted for known or suspected operational and environmental changes. Circumstances considered in developing the estimate of the liability include changes in utilization levels, unit costs, mix of business, benefit designs, provider reimbursement levels, processing system conversions, claim inventory levels, claim processing patterns and claim submission patterns. Due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter. Although it is not possible to measure the degree of variability inherent in such estimates, management believes these liabilities are adequate and has consistently applied the methodology in determining the best estimate for unpaid claims liability at each reporting date.

Future policy benefits include liabilities for life and long term disability insurance policy benefits of $176.3 and $175.3 at December 31, 2003 and 2002, respectively, and represents primarily group benefits determined using standard industry mortality tables with interest rates ranging from 2.5% to 6.5%. Future policy benefits also include liabilities for insurance policies for which some of the premiums received in earlier years are intended to pay anticipated benefits to be incurred in future years. Future policy benefits are continually monitored and reviewed, and when reserves are adjusted, differences are reflected in benefit expense. The Company believes that its liabilities for future policy benefits, along with future premiums received, are adequate to satisfy its ultimate benefit liability, however, these estimates are inherently subject to a number of variable circumstances.

Other policyholder liabilities include certain case-specific reserves as well as rate stabilization reserves associated with retrospective rated insurance contracts. Rate stabilization reserves represent accumulated premiums that exceed what customers owe based on actual claim experience and are paid based on contractual requirements.

Premium deficiencies are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are amortized over the remaining life of the contract.

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

Stock-Based Compensation:    The Company has a plan that provides for stock-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long term incentive agreements, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of FAS 123, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Earnings Per Share:    Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period after the date of the demutualization and initial public offering.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, restricted stock and purchase contracts included in Equity Security Units, using the treasury stock method. The treasury stock method assumes exercise of stock options, vesting of restricted stock and conversion of stock purchase rights under purchase contracts included in Equity Security Units, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Under long term incentive plans, when cumulative net income, as defined, meets or exceeds threshold targets, contingently issuable shares are dilutive to earnings per share.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Combinations and Divestitures

2003

Pending Transaction with WellPoint Health Networks Inc.

On October 27, 2003, Anthem and WellPoint Health Networks Inc. (“WellPoint”) announced that they entered into a definitive agreement and plan of merger (“Merger Agreement”) pursuant to which WellPoint will merge into a wholly-owned subsidiary of Anthem. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include preferred provider organizations, health maintenance organizations and point of service and other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. The transaction is expected to close by mid-2004, subject to, among other things, regulatory and shareholder approvals.

Disapproved Acquisition of Blue Cross and Blue Shield of Kansas

On May 31, 2001, Anthem Insurance and Blue Cross and Blue Shield of Kansas (“BCBS-KS”) announced they had signed a definitive agreement pursuant to which BCBS-KS would become a wholly-owned subsidiary of Anthem Insurance. On February 11, 2002, the Kansas Insurance Commissioner (“Commissioner”) disapproved the proposed transaction, which had been previously approved by the BCBS-KS policyholders in January 2002. The Company joined BCBS-KS in an appeal of the Commissioner’s decision, which was filed with the Shawnee County District Court (“District Court”) on March 7, 2002. On June 7, 2002, the District Court ruled in favor of Anthem and BCBS-KS, vacating the Commissioner’s decision and remanding the matter to the Commissioner for further proceedings not inconsistent with the District Court’s order. On June 10, 2002, the Commissioner appealed the District Court’s ruling to the Kansas Supreme Court (“Supreme Court”). On August 6, 2003, the Supreme Court overturned the District Court’s ruling and reinstated the Commissioner’s 2002 disapproval of the proposed transaction. The Company and BCBS-KS decided not to appeal this decision and the definitive agreement was terminated.

2002

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”), in accordance with an agreement and plan of merger announced April 29, 2002. Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. With the acquisition, the Company formed the Southeast segment.

Trigon’s shareholders each received consideration of thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was $4,038.1 and included cash of $1,104.3, the issuance of 38,971,908 shares of Anthem common stock, valued at $2,708.1, Trigon stock options

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Combinations and Divestitures (continued)

converted into Anthem stock options for 3,866,770 shares, valued at $195.5 and $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long term senior unsecured notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

In accordance with FAS 141 Anthem allocated the purchase price to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $2,146.1 of non-tax deductible goodwill. The initial goodwill recorded in 2002 was reduced by $20.5 for purchase price allocation adjustments.

The estimated fair values of Trigon assets acquired and liabilities assumed at the date of acquisition are summarized as follows:

Current assets	$1,958.4
Goodwill	2,146.1
Other intangible assets	1,172.7
Other noncurrent assets	208.8

Total assets acquired	5,486.0

Current liabilities	904.2
Noncurrent liabilities	543.7

Total liabilities assumed	1,447.9

Net assets acquired	$4,038.1

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

The results of operations for Trigon are included in Anthem’s consolidated income statement after the completion of the acquisition on July 31, 2002.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Combinations and Divestitures (continued)

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

Other

During 2002, the Company completed two other acquisitions and made an additional contingent purchase price payment on a 1999 acquisition as follows:

•	PRO Behavioral Health, a Denver, Colorado-based behavioral health care company;

•	Remaining 50% ownership interest in Maine Partners Health Plan, Inc.; and

•	Matthew Thornton Health Plan, Inc. contingent purchase price payment.

The aggregate purchase price for these transactions was $22.1. Goodwill recognized in these transactions amounted to $14.1 of which $9.4 was deductible for tax purposes. Goodwill was assigned to the East and Specialty segments in the amounts of $10.7 and $3.4, respectively. The pro forma effects of the acquisitions on results for periods prior to the purchase dates are not material to the Company’s consolidated financial statements.

2001

Divestitures

On May 31, 2001, Anthem Insurance and its subsidiary Anthem Alliance Health Insurance Company (“Alliance”), sold the TRICARE operations of Alliance to a subsidiary of Humana, Inc. for $45.0. The transaction, which closed on May 31, 2001, resulted in a pretax gain on sale of subsidiary operations of $25.0, net of selling expenses.

3.     Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 18) for 2003 and 2002 is as follows:

	Midwest	East	West	Southeast	Specialty	Total
Balance as of January 1, 2002	$133.6	$121.5	$74.9	$—	$8.1	$338.1
Goodwill acquired	—	10.7	—	2,166.6	3.4	2,180.7
Adjustments	—	(7.0)	(13.8)	(11.2)	(0.8)	(32.8)
Goodwill related to divestitures	—	—	—	—	(1.1)	(1.1)

Balance as of December 31, 2002	133.6	125.2	61.1	2,155.4	9.6	2,484.9
Goodwill acquired	—	3.0	—	—	—	3.0
Adjustments	—	(0.1)	(0.8)	(36.9)	—	(37.8)

Balance as of December 31, 2003	$133.6	$128.1	$60.3	$2,118.5	$9.6	$2,450.1

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Goodwill and Other Intangible Assets (continued)

Goodwill adjustments for 2003 of $36.9 for the Southeast segment include a $16.4 tax benefit associated with the exercise of stock options issued as part of the Trigon acquisition and $20.5 for purchase accounting adjustments. Adjustments for the West segment of $0.8 were for purchase accounting adjustments resulting from Internal Revenue Service refunds for pre-acquisition tax years. During 2002, goodwill relating to previous acquisitions was reduced $18.0 for the postacquisition adjustment of deferred tax assets (see Note 12) and $3.6 for the postacquisition adjustment of other liabilities established in purchase accounting. Further, goodwill was also adjusted in 2002 by $11.2 for the tax benefit that resulted from the exercise of stock options issued as part of the Trigon acquisition.

The components of other intangible assets as of December 31, 2003 and 2002 are as follows:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$519.9	$(96.6)	$423.3	$519.8	$(55.2)	$464.6
Provider and hospital networks	33.8	(10.5)	23.3	33.9	(7.6)	26.3
Other	15.1	(8.6)	6.5	15.1	(5.3)	9.8

	568.8	(115.7)	453.1	568.8	(68.1)	500.7

Intangible assets with indefinite life:
Blue Cross and Blue Shield trademarks	773.9	—	773.9	773.9	—	773.9

	$1,342.7	$(115.7)	$1,227.0	$1,342.7	$(68.1)	$1,274.6

As required by FAS 142, the Company completed its annual impairment test of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of 2003. This test involved the use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives is allocated. There were no impairment losses recorded during 2003. In addition, for the year ended December 31, 2002, the Company completed its transitional impairment test during the second quarter of 2002 and its annual impairment test during the fourth quarter of 2002. There were no impairment losses recorded in 2002.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Goodwill and Other Intangible Assets (continued)

With the adoption of FAS 142 on January 1, 2002, the Company ceased amortization of goodwill. The intangible asset established for Blue Cross and Blue Shield trademarks is deemed to have an indefinite life and beginning January 1, 2002 is no longer amortized. Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2001 are as follows:

	Year ended December 31
	2003	2002	2001
Reported net income	$774.3	$549.1	$342.2
Amortization of goodwill (net of tax)	—	—	13.1
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	—	2.0

Net income adjusted for FAS 142	$774.3	$549.1	$357.3

Basic earnings per share:
As reported and pro forma	$5.60	$4.61	$3.31
Amortization of goodwill (net of tax)	—	—	.12
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	—	.03

Basic earnings per share adjusted for FAS 142	$5.60	$4.61	$3.46

Diluted earnings per share:
As reported and pro forma	$5.45	$4.51	$3.30
Amortization of goodwill (net of tax)	—	—	.12
Amortization of Blue Cross and Blue Shield trademarks (net of tax)	—	—	.02

Diluted earnings per share adjusted for FAS 142	$5.45	$4.51	$3.44

Aggregate amortization expense for definitive-lived intangible assets for 2003, 2002 and 2001 was $47.6, $30.2 and $31.5, respectively. As of December 31, 2003, estimated amortization expense for each of the five years ending December 31, is as follows: 2004, $44.3; 2005, $39.6; 2006, $37.1; 2007, $34.8; and 2008, $32.7.

4.    Investments

A summary of available-for-sale investments is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2003
Fixed maturity securities:
United States Government securities	$1,243.8	$28.7	$(2.0)	$1,270.5
Obligations of states and political subdivisions	13.2	0.3	—	13.5
Corporate securities	2,955.3	127.0	(5.0)	3,077.3
Mortgage-backed securities	2,319.4	47.4	(6.6)	2,360.2

Total fixed maturity securities	6,531.7	203.4	(13.6)	6,721.5
Equity securities—indexed mutual funds	167.5	26.2	—	193.7

	$6,699.2	$229.6	$(13.6)	$6,915.2

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2002
Fixed maturity securities:
United States Government securities	$991.1	$48.8	$—	$1,039.9
Obligations of states and political subdivisions	2.2	0.4	(0.1)	2.5
Corporate securities	2,183.2	120.5	(7.6)	2,296.1
Mortgage-backed securities	2,375.0	84.0	(0.1)	2,458.9

Total fixed maturity securities	5,551.5	253.7	(7.8)	5,797.4
Equity securities—indexed mutual funds	189.3	—	(38.6)	150.7

	$5,740.8	$253.7	$(46.4)	$5,948.1

The amortized cost and fair value of fixed maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$198.2	$199.1
Due after one year through five years	1,869.1	1,914.5
Due after five years through ten years	1,659.7	1,735.1
Due after ten years	485.3	512.6

	4,212.3	4,361.3
Mortgage-backed securities	2,319.4	2,360.2

	$6,531.7	$6,721.5

The major categories of net investment income are as follows:

	2003	2002	2001
Fixed maturity securities	$274.5	$255.2	$220.5
Equity securities	3.7	3.6	6.4
Cash, cash equivalents and other	6.6	7.0	15.7

Investment revenue	284.8	265.8	242.6
Investment expense	(6.7)	(5.1)	(4.0)

Net investment income	$278.1	$260.7	$238.6

Proceeds from sales of fixed maturity and equity securities during 2003, 2002 and 2001 were $4,115.0, $4,535.9 and $3,488.8, respectively. Gross gains of $60.4, $72.7 and $164.3 and gross losses of $18.2, $39.2 and $74.6 were realized on those sales in 2003, 2002 and 2001, respectively.

The Company recorded charges for other-than-temporary impairment of securities of $24.4, $3.1 and $28.9, respectively, for 2003, 2002 and 2001. Charges for other-than-temporary impairment of securities are reported with net realized gains (losses) on investments.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments (continued)

A summary of investments with unrealized losses as of December 31, 2003 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities:
United States Government securities	$172.4	$1.8	$3.6	$0.2	$176.0	$2.0
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate securities	404.1	5.0	—	—	404.1	5.0
Mortgage-backed securities	562.9	6.6	—	—	562.9	6.6

Total fixed maturity securities	1,139.4	13.4	3.6	0.2	1,143.0	13.6
Equity securities—indexed mutual funds	—	—	—	—	—	—

Total	$1,139.4	$13.4	$3.6	$0.2	$1,143.0	$13.6

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. All unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2003.

5.    Long Term Debt and Commitments

At December 31 the carrying value of long-term debt consists of the following:

	2003	2002
Surplus notes at 9.125% due 2010	$296.7	$296.3
Surplus notes at 9.000% due 2027	197.4	197.3
Senior guaranteed notes at 6.750% due 2003	—	99.9
Debentures included in Equity Security Units at 5.950% due 2006	224.3	222.2
Senior unsecured notes at 6.800% due 2012	790.7	789.8
Senior unsecured notes at 4.875% due 2005	149.4	149.1
Other	4.7	5.0

Long term debt	1,663.2	1,759.6
Current portion of long term debt	(0.4)	(100.2)

Long term debt, less current portion	$1,662.8	$1,659.4

Surplus notes ($300.0 of 9.125% notes due 2010 and $200.0 of 9.000% notes due 2027) are unsecured obligations of Anthem Insurance and are subordinate in right of payment to all of Anthem Insurance’s existing

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long Term Debt and Commitments (continued)

and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance (“IDOI”), and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.

On July 15, 2003, $100.0 of 6.750% senior guaranteed notes of Anthem Insurance matured and were repaid by Anthem Insurance.

Debentures included in Equity Security Units are obligations of Anthem and are unsecured and subordinated in right of payment to all of Anthem’s existing and future senior indebtedness. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004, and a 5.95% subordinated debenture. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of fifty dollars per purchase contract, subject to Anthem’s rights to defer these payments. The applicable interest rate on the debentures outstanding on and after August 15, 2004 will be reset on the third business day preceding August 15, 2004, effective for interest accrued from August 15, 2004 to November 15, 2006. The reset rate will be the interest rate on the debentures determined by the reset agent to be sufficient to cause the then current aggregate market value of all then outstanding debentures to be equal to 100.5% of the re-marketing value. The debentures will mature on November 15, 2006.

On July 31, 2002, Anthem issued $950.0 of long-term senior unsecured notes ($800.0 of 6.800% notes due 2012 and $150.0 of 4.875% notes due 2005). The net proceeds of $938.5 from the note offerings were used to pay a portion of the cash consideration and expenses associated with Anthem’s acquisition of Trigon.

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility with its lender group, which now expires June 29, 2004. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. The Company can select from three options for borrowing under both facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem’s senior, unsecured debt. The third option, is a competitive bid process, under which borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. There were no borrowings under any of these facilities during the years ended December 31, 2003 or 2002.

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

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company. There were no borrowings under this commercial paper program during the year ended December 31, 2003.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long Term Debt and Commitments (continued)

Anthem will have cash requirements of approximately $3,900.0 for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. Additionally, as of December 31, 2003, Anthem had $666.4 of cash and investments and access to $1,000.0 of revolving credit facilities, as discussed above. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. Subsequent to December 31, 2003, the Company entered into forward starting pay fixed hedging transactions with a notional amount of $500.0. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004. The hedge transactions had no impact on the Company’s financial position or results of operations at inception.

Interest paid during 2003, 2002 and 2001 was $136.4, $71.1 and $57.4, respectively.

Future maturities of debt are as follows: 2004, $0.4; 2005, $150.9; 2006, $224.9; 2007, $0.7; 2008, $0.9 and thereafter $1,285.4.

6.    Fair Value of Financial Instruments

Considerable judgment is required to develop estimates of fair value for financial instruments. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one time, current market exchange of all of the financial instruments.

The carrying values and estimated fair values of certain financial instruments at December 31 are as follows:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturity securities	$6,721.5	$6,721.5	$5,797.4	$5,797.4
Equity securities	193.7	193.7	150.7	150.7
Restricted investments	56.9	56.9	48.4	48.4
Long term debt:
Equity Security Units	224.3	405.9	222.2	357.3
Other	1,438.9	1,724.5	1,537.4	1,727.3

The carrying value of all other financial instruments approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization. Fair values for securities, restricted investments and Equity Security Units are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair value of other debt is based on quoted market prices for the same or similar debt or, if no quoted market prices were available, on the current rates estimated to be available to the Company for debt of similar terms and remaining maturities.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment

Property and equipment at December 31 is as follows:

	2003	2002
Land and improvements	$34.3	$34.4
Building and components	357.6	347.2
Data processing equipment, furniture and other equipment	408.4	378.8
Computer software, purchased and internally developed	272.6	262.2
Leasehold improvements	47.5	46.6

	1,120.4	1,069.2
Less accumulated depreciation and amortization	(609.9)	(531.8)

	$510.5	$537.4

Property and equipment includes noncancelable capital leases of $7.3 and $7.4 at December 31, 2003 and 2002, respectively. Total accumulated amortization on these leases at December 31, 2003 and 2002 was $4.6 and $4.3, respectively. The related lease amortization expense is included in depreciation and amortization expense. Depreciation and leasehold improvement amortization expense for 2003, 2002 and 2001 was $127.8, $108.1 and $89.6, respectively. Capitalized costs related to the internal development of software of $117.2 and $116.4 at December 31, 2003 and 2002, respectively, are reported with computer software.

8.    Unpaid Life, Accident and Health Claims

A reconciliation of the beginning and ending balances for unpaid life, accident and health claims is as follows:

	2003	2002	2001
Balances at January 1, net of reinsurance	$1,821.2	$1,352.7	$1,382.1
Business purchases, divestitures and purchase adjustments	(20.6)	379.4	(139.1)
Incurred related to:
Current year	12,462.3	9,965.1	7,843.1
Prior years	(226.1)	(150.7)	(96.4)

Total incurred	12,236.2	9,814.4	7,746.7

Paid related to:
Current year	10,685.4	8,396.4	6,521.5
Prior years	1,495.0	1,328.9	1,115.5

Total paid	12,180.4	9,725.3	7,637.0

Balances at December 31, net of reinsurance	1,856.4	1,821.2	1,352.7
Reinsurance recoverables at December 31	10.4	4.8	7.6

Reserve gross of reinsurance recoverables on unpaid claims at December 31	$1,866.8	$1,826.0	$1,360.3

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. This experience is primarily attributable to actual medical cost experience more favorable than that assumed at the time the liability was established.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The details of net premiums written and earned for the years ended December 31 are as follows:

	2003		2002		2001
	Written	Earned	Written	Earned	Written	Earned
Consolidated:
Direct	$15,272.3	$15,188.7	$12,005.9	$11,959.6	$9,325.7	$9,285.9
Assumed	4.4	4.6	1.1	1.1	1.6	1.7
Ceded	(23.0)	(23.1)	(18.3)	(19.7)	(42.5)	(42.8)

Net premiums	$15,253.7	$15,170.2	$11,988.7	$11,941.0	$9,284.8	$9,244.8

Reportable segments:
Midwest	$6,315.9	$6,351.4	$5,756.4	$5,707.8	$4,814.2	$4,774.2
East	4,313.8	4,281.5	3,933.8	3,927.2	3,462.5	3,462.5
West	972.7	967.9	853.8	853.0	716.1	716.1
Southeast	3,492.5	3,469.9	1,341.3	1,349.6	—	—
Specialty	171.8	112.5	103.2	103.2	94.9	94.9
Other	(13.0)	(13.0)	0.2	0.2	197.1	197.1

Net premiums	$15,253.7	$15,170.2	$11,988.7	$11,941.0	$9,284.8	$9,244.8

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2003	2002	2001
Assumed—increase in benefit expense	$10.9	$6.7	$6.2
Ceded—decrease in benefit expense	33.8	27.4	38.0

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2003	2002
Policy liabilities assumed	$18.1	$37.5
Unearned premiums assumed	0.6	0.8
Premiums payable ceded	3.7	6.4
Premiums receivable assumed	0.3	0.3

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock

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

On January 27, 2003, the Board of Directors approved, and on May 12, 2003 the shareholders approved, amendments to the Stock Plan including the following: (i) increase the number of shares of common stock available for distribution under the plan from 7,000,000 to 20,000,000; (ii) authorize the grant of shares of restricted and unrestricted common stock in lieu of the Company’s obligations to pay cash under other plans and compensatory arrangements, including the Company’s Annual Incentive Plan and Long Term Incentive Plan; and (iii) certain other changes necessary in order for the Stock Plan to comply with the requirements of Section 162 (m) of the Internal Revenue Code.

In accordance with the Plan, options to purchase shares of common stock at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees and non-employee directors during 2003, 2002 and 2001. Options vest and expire over terms as set by the Compensation Committee at the time of grant. These options generally vest at the end of two or three years and expire 10 years from the grant date.

In connection with the acquisition of Trigon, Anthem assumed the Trigon 1997 Stock Incentive Plan and the Trigon 1997 Non-Employee Directors Stock Incentive Plan, which collectively provided for the granting of stock options to employees and non-employee directors. Trigon stock options were converted to Anthem stock options. Pursuant to this registration, no additional options may be granted under the converted Trigon plans. The converted stock options were recorded at the acquisition date as additional paid in capital and valued at $195.5 using a Black-Scholes option-pricing model with weighted-average assumptions as follows:

Risk-free interest rate	4.96%
Volatility factor	42.00%
Dividend yield	—
Weighted-average expected life	7 years

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

A summary of the stock option activity for the years ended December 31 is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at January 1, 2001	—	$—
Granted	1,479,000	36.00
Forfeited	(20,368)	36.00

Balance at December 31, 2001	1,458,632	36.00
Granted	1,579,970	71.80
Conversion of Trigon options	3,866,770	30.86
Exercised	(877,959)	27.36
Forfeited	(162,677)	38.53

Balance at December 31, 2002	5,864,736	43.48
Granted	1,809,750	71.61
Exercised	(1,392,472)	27.70
Forfeited	(169,438)	54.21

Balance at December 31, 2003	6,112,576	$55.11

Options exercisable at December 31, 2001	36	$36.00
Options exercisable at December 31, 2002	2,992,899	31.90
Options exercisable at December 31, 2003	3,330,616	41.27

Information about stock options outstanding and exercisable as of December 31, 2003 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.58 – $36.00	1,750,079	6.56	$29.22	1,750,079	$29.22
37.44 – 68.89	1,132,930	7.37	47.58	1,094,928	46.95
70.40 – 71.70	1,757,590	9.36	71.70	—	—
71.86 – 77.15	1,471,977	8.34	71.87	485,609	71.86

During the year ended December 31, 2003, pursuant to the Stock Plan, the Company granted 21,713 shares of restricted stock and stock, including 16,849 restricted shares to Anthem Southeast employees under former Trigon long-term incentive agreements and 4,864 shares to non-employee directors. The shares were issued at the fair value of the stock on the grant date. The 16,849 restricted shares vest over periods defined by the former Trigon long-term incentive agreements.

During the year ended December 31, 2002, the Company granted 95,300 shares of the Company’s common stock as restricted stock awards to certain eligible executives. These shares will vest as follows: (i) 1,700 will vest on the earlier of, December 31, 2005, if certain performance measures are attained, or July 1, 2007; and (ii) the remaining 93,600 will vest equally on December 31, 2004 and 2005. During the year ended December 31, 2002, the Company granted 2,673 shares to non-employee directors.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense totaling $2.2 and $1.5 was recognized for 2003 and 2002, respectively.

As of December 31, 2003, there were 15,361,907 shares of common stock available for future grants under the Stock Plan.

Employee Stock Purchase Plan

The Company has registered 3,000,000 shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in Anthem. The Stock Purchase Plan was initiated in June 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each plan quarter and applied toward the purchase of stock on the last trading day of each plan quarter. Once purchased, the stock is accumulated in the employee’s investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on either the first or last trading day of the plan quarter. Employee purchases under the Stock Purchase Plan were $18.4 and $6.9, respectively, for 2003 and 2002. Shares of 344,627 and 135,593 were issued to employees during 2003 and 2002, respectively. As of December 31, 2003, payroll deductions of $1.4 have been accumulated toward purchases for the plan quarter ending February 29, 2004. As of December 31, 2003, there were 2,519,780 shares of common stock available for issuance under the Stock Purchase Plan.

Pro Forma Disclosure

The pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	2.60%	4.16%	4.96%
Volatility factor	46.00%	45.00%	42.00%
Dividend yield	—	—	—
Weighted-average expected life	4.3 years	4.0 years	4.0 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The Company’s pro forma information is as follows:

	2003	2002	2001
Reported net income	$774.3	$549.1	$342.2
Add: Stock-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	1.7	1.0	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(24.6)	(14.1)	(1.1)

Pro forma net income	$751.4	$536.0	$341.1

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:
Basic net income	$5.60	$5.43	$4.61	$4.50	$3.31	$3.30
Diluted net income	5.45	5.29	4.51	4.42	3.30	3.30
Basic and diluted net income after demutualization and initial public offering	—	—	—	—	0.54	0.53
Weighted-average fair value of options granted during the year	—	28.78	—	28.16	—	14.12
Weighted-average fair value of employee stock purchases during the year	—	15.56	—	15.23	—	—
Weighted-average fair value of restricted stock and stock awards granted during the year	—	66.93	—	62.57	—	—

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2003, the Company repurchased and retired 3,390,800 shares, at an average per share price of $64.06, for an aggregate cost of $217.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. Under this program, an additional $282.8 remains authorized for future repurchases. Under a previously completed stock repurchase program, the Company repurchased and retired 4,121,392 shares at a cost of $256.2 during the year ended December 31, 2002.

Shares Issued for the Trigon Acquisition

Effective July 31, 2002, as partial consideration for the purchase of Trigon, the Company issued 1.062 shares of Anthem common stock for each Trigon share outstanding, resulting in additional outstanding shares of 38,971,908. The $2,708.1 fair value of the common shares issued was determined based on the average closing price of Anthem’s common stock for the five trading days ranging from two days before to two days after the terms of the acquisition were agreed to and announced. Offering costs of $4.1 reduced the aggregate fair value and $2,704.0 was recorded as par value of common stock and additional paid in capital.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Capital Stock (continued)

Initial Public Offering and Equity Security Units

On November 2, 2001, Anthem completed an initial public offering of 55,200,000 shares of common stock, at an initial public offering price of $36.00 per share. The shares issued in the initial public offering were in addition to 48,095,675 shares of common stock (which was adjusted slightly as distribution issues were finalized) distributed to eligible statutory members in the demutualization. In addition, on November 2, 2001, Anthem issued 4,600,000 of 6.00% Equity Security Units. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004. The number of shares to be purchased will be determined based on the average trading price of Anthem common stock at the time of settlement.

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

11.    Earnings Per Share

The denominator for basic and diluted earnings per share for 2003, 2002 and for the period from November 2, 2001 (date of demutualization and initial public offering) through December 31, 2001 is as follows:

	2003	2002	2001
Denominator for basic earnings per share—weighted-average shares	138,260,654	118,988,092	103,295,675
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	1,217,142	1,280,640	313,397
Shares to be contingently issued under long term incentive plan	635,843	—	—
Incremental shares from conversion of Equity Security Unit purchase contracts	1,906,619	1,529,519	212,766

Denominator for diluted earnings per share	142,020,258	121,798,251	103,821,838

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

There were no shares or dilutive securities outstanding prior to the demutualization and initial public offering. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 as shown above was used to calculate pro forma earnings per share for 2001.

Stock options, restricted stock awards, shares to be contingently issued under long term incentive plans and the purchase contracts included in the Equity Security Units are not considered outstanding in computing the

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share (continued)

weighted-average number of shares outstanding for basic earnings per share. However, they are included, from the grant date, in determining diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. The restricted stock awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized. The shares to be contingently issued under long term incentive plans are dilutive when cumulative earnings meet or exceed threshold targets. The purchase contracts included in the Equity Security Units are dilutive to Anthem’s earnings per share, because the average market price of Anthem’s common stock exceeds a stated threshold price of $43.92 per share.

12.    Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2003	2002
Deferred tax assets:
Pension and postretirement benefits	$99.9	$107.2
Accrued expenses	195.4	156.3
Alternative minimum tax and other credits	46.9	120.1
Insurance reserves	72.5	58.3
Net operating loss carryforwards	27.9	46.3
Bad debt reserves	15.5	16.9
Other	35.2	35.3

Total deferred tax assets	493.3	540.4
Valuation allowance	(56.1)	(138.0)

Total deferred tax assets, net of valuation allowance	437.2	402.4

Deferred tax liabilities:
Unrealized gains on securities	75.9	74.1
Acquisition related liabilities:
Goodwill and conversion issues	340.9	246.7
Trademarks and software development	292.3	297.7
Subscriber base, provider and hospital networks	153.1	167.7
Other acquisition related liabilities	28.0	11.1
Retirement liabilities	88.1	66.0
Other	37.0	33.2

Total deferred tax liabilities	1,015.3	896.5

Net deferred tax liability	$(578.1)	$(494.1)

Deferred tax liability—current (reported with other current liabilities)	$(53.3)	$(104.2)
Deferred tax liability—noncurrent	(524.8)	(389.9)

Net deferred tax liability	$(578.1)	$(494.1)

The net decrease in the valuation allowance for 2003 and 2002 was $81.9 and $112.4, respectively. The valuation allowance is attributable to the uncertainty of alternative minimum tax (“AMT”) credits and net operating loss carryforwards. As deferred tax assets related to these type of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced. During 2003, the valuation allowance

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes (continued)

change was due to utilization of AMT credits and net operating loss carryforwards and the entire amount was recorded as additional deferred tax liabilities. During 2002, $18.0 of the change in the valuation allowance was recorded as a reduction to goodwill (see Note 3). This adjustment resulted from recognition of deferred tax assets previously determined to be unrealizable. In addition, during 2002, $57.2 of the decrease was recorded as deferred tax liabilities and $37.2 was recorded as a reduction to income tax expense.

Due to uncertainties, including industry issues, regarding both the timing and amount of deductions, the benefit of the valuation allowance releases were not reported in income but were recorded as deferred tax liabilities. The industry issues include the valuation and timing of tax deductions for intangibles in existence as of the conversion of Blue Cross Blue Shield organizations to taxable status, and the Special Tax Deduction for Blue Cross Blue Shield entities under Internal Revenue Code Section 833(b).

Significant components of the provision for income taxes consist of the following:

	2003	2002	2001
Current tax expense:
Federal	$365.3	$173.9	$101.1
State and local	14.7	13.5	7.7

Total current tax expense	380.0	187.4	108.8
Deferred tax expense	60.1	67.8	74.6

Total income tax expense	$440.1	$255.2	$183.4

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate is as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Amount at statutory rate	$426.7	35.0	$282.7	35.0	$183.6	35.0
State and local income taxes net of federal tax benefit	9.3	0.8	9.4	1.2	3.5	0.7
Amortization of goodwill	—	—	—	—	5.9	1.1
Dividends received deduction	(0.6)	(0.1)	(0.6)	(0.1)	(1.4)	(0.2)
Deferred tax valuation allowance change, net of net operating loss carryforwards and other tax credits	—	—	(37.2)	(4.6)	(20.3)	(3.9)
Other, net	4.7	0.4	0.9	0.1	12.1	2.3

	$440.1	36.1	$255.2	31.6	$183.4	35.0

In certain states, the Company pays premium taxes in lieu of state income taxes. Premium taxes are reported with administrative expense.

At December 31, 2003, the Company had unused federal tax net operating loss carryforwards of approximately $79.8 to offset future taxable income. The loss carryforwards expire in the years 2004 through 2021. During 2003, 2002 and 2001 federal income taxes paid totaled $303.3, $151.2 and $74.1, respectively.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2003	2002
Investments available-for-sale:
Gross unrealized gains	$229.6	$253.7
Gross unrealized losses	(13.6)	(46.4)

Total pretax net unrealized gains	216.0	207.3
Deferred tax liability	(75.6)	(73.6)

Net unrealized gains	140.4	133.7

Restricted investments:
Gross unrealized gains	2.2	1.8
Gross unrealized losses	(0.8)	(0.5)

Total pretax net unrealized gains	1.4	1.3
Deferred tax liability	(0.5)	(0.5)

Net unrealized gains	0.9	0.8

Additional minimum pension liability:
Gross additional minimum pension liability	(4.0)	(18.3)
Deferred tax asset	1.4	6.5

Net additional minimum pension liability	(2.6)	(11.8)

Accumulated other comprehensive income	$138.7	$122.7

A reconciliation of the change in unrealized and realized gains (losses) on investments included in accumulated other comprehensive income is as follows:

	2003	2002	2001
Change in pretax net unrealized gains on investments	$26.9	$167.0	$15.5
Less change in deferred taxes	(8.7)	(58.3)	(5.3)
Less net realized gains on investments, net of income taxes (2003, $6.4; 2002, $9.6; 2001, $21.3), included in net income	(11.4)	(20.8)	(39.5)

Change in net unrealized gains (losses) on investments	$6.8	$87.9	$(29.3)

14.    Leases

The Company leases office space and certain computer equipment using noncancelable operating leases. Related lease expense for 2003, 2002 and 2001 was $51.3, $47.3, and $45.2, respectively.

At December 31, 2003, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following: 2004, $46.8; 2005, $44.4; 2006, $37.2; 2007, $29.7; 2008, $25.4; and thereafter $122.0.

A subsidiary of the Company acquired with the Trigon acquisition is a fifty percent limited partner in a partnership that owns a property occupied by the Company’s subsidiary. Under an operating lease with the limited partnership, the Company incurred lease expense of $2.0 and $0.8 during 2003 and 2002, respectively.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits

Anthem Insurance sponsors a defined benefit pension plan. Anthem Health Plans of New Hampshire, Inc. and Anthem Health Plans of Virginia, Inc. sponsored defined benefit pension plans prior to their merger with the Anthem Insurance plan.

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

Prior to December 31, 2003, Anthem Health Plans of Virginia, Inc. sponsored a plan that was a cash balance arrangement where participants had an account balance that earned a pay credit equal to three to ten percent of compensation. This plan covered all full- and part-time employees who had completed three months of service and there was no minimum age for participation. The pay credit was based on the sum of the participants’ age and years of service. In addition to the pay credit, participant accounts earned interest at a rate based on 30-year Treasury notes. This plan merged into the Anthem Insurance plan effective December 31, 2003.

Prior to December 31, 2002, Anthem Health Plans of New Hampshire, Inc. sponsored a plan that was a cash balance arrangement where participants had an account balance and earned a pay credit equal to five percent of compensation. This plan generally covered all full-time employees who had completed one year of continuous service and had attainted the age of twenty-one. The participant accounts earned interest at a rate based on the lesser of the 1-year Treasury note or 7%. Effective January 1, 2002, participant accounts earned interest at a rate based on 10-year Treasury notes. This plan merged into the Anthem Insurance plan effective December 31, 2002.

All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.

In addition, the Company offers most employees postretirement benefits including certain life, medical, vision and dental benefits upon retirement. There are several postretirement benefit plans, which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. The Company may fund certain benefit costs through discretionary contributions to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust and others are accrued, with the retiree paying a portion of the costs. Postretirement plan assets held in the VEBA trust consist primarily of bonds and equity securities.

The effect of acquisitions on the consolidated benefit obligation and plan assets is reflected through the business combination lines of the tables below.

The Company uses a September 30 measurement date each year for determining benefit obligations and the fair value of plan assets.

The following tables disclose “pension benefits” which include defined benefit pension plans described above, and “other benefits” which include other postretirement benefits described above.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Benefit obligation at beginning of year	$782.7	$582.9	$210.2	$144.3
Service cost	43.1	35.0	2.5	1.7
Interest cost	51.7	45.8	13.6	11.7
Plan amendments	3.0	1.1	1.7	1.4
Actuarial loss	57.9	13.7	32.3	1.5
Benefits paid	(68.3)	(52.8)	(15.7)	(12.0)
Business combinations	—	157.0	—	61.6

Benefit obligation at end of year	$870.1	$782.7	$244.6	$210.2

The accumulated benefit obligation for the defined benefit pension plans was $863.3 and $772.8 at December 31, 2003 and 2002, respectively.

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$716.5	$495.3	$34.4	$23.7
Actual return on plan assets	123.5	(71.1)	4.8	(2.4)
Employer contributions	93.9	216.8	14.6	12.0
Benefits paid	(68.3)	(52.8)	(15.7)	(13.0)
Business combinations	—	128.3	—	14.1

Fair value of plan assets at end of year	$865.6	$716.5	$38.1	$34.4

The reconciliation of the funded status to the net benefit cost recognized is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Funded status	$(4.5)	$(66.2)	$(206.5)	$(175.8)
Unrecognized net loss	254.7	250.7	31.3	0.7
Unrecognized prior service cost	(13.5)	(20.4)	(17.5)	(25.5)

Net amount recognized at September 30	236.7	164.1	(192.7)	(200.6)
Contributions made after the measurement date	25.6	0.4	4.3	3.8

Net amount recognized at December 31	$262.3	$164.5	$(188.4)	$(196.8)

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

The net amount recognized in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$277.0	$206.7	$—	$—
Accrued benefit liability	(18.7)	(61.5)	(188.4)	(196.8)
Intangible assets	—	1.0	—	—

Prepaid pension benefits (postretirement benefits)	258.3	146.2	(188.4)	(196.8)
Accumulated other comprehensive income	4.0	18.3	—	—

Net amount recognized at December 31	$262.3	$164.5	$(188.4)	$(196.8)

The change in the additional minimum pension liability included within other comprehensive income is as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Increase (decrease) in minimum liability in other comprehensive income	$(14.3)	$11.7	—	—

The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	—	—

The components of net periodic benefit cost (credit) included in the consolidated statements of income are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$43.1	$35.0	$29.3	$2.5	$1.7	$1.5
Interest cost	51.7	45.8	40.9	13.6	11.7	8.7
Expected return on assets	(72.5)	(63.2)	(55.1)	(2.4)	(2.0)	(1.8)
Recognized actuarial loss (gain)	2.8	0.6	0.3	(0.6)	—	(1.7)
Amortization of prior service cost	(3.8)	(3.9)	(3.9)	(6.5)	(6.6)	(6.8)
Amortization of transition asset	—	—	(1.0)	—	—	—

Net periodic benefit cost (credit)	$21.3	$14.3	$10.5	$6.6	$4.8	$(0.1)

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans, are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Expected rate of return on plan assets	8.50%	9.00%	9.00%	6.50%	6.50%	6.27%

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

The assumed health care cost trend rates used to measure the expected cost of other benefits at the measurement date are as follows:

	Other Benefits
	2003	2002
Health care cost trend rate assumed for next year	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2007

The health care cost trend rate assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$1.4	$(1.2)
Effect on the accumulated postretirement benefit obligation	21.2	(17.2)

An important factor in determining the Company’s pension expense is the expected long-term rate of return on plan assets. The Company uses a total portfolio return analysis in the development of its assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. On September 30, 2003, the Company lowered its assumption of the expected long-term rate of return on plan assets to 8.00% from 8.50% for purposes of determining 2004 net periodic benefit costs. The Company believes its assumption of future return on plan assets is reasonable.

In managing the plan assets, the Company’s objective is to be a responsible fiduciary while minimizing financial risk to the Company. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. Plan assets are not invested in Anthem stock.

In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in the Company’s expense and cash flow. To reduce the impact of interest rate and market fluctuations, during 2003 the Company increased the duration and allocation of fixed maturity securities to more closely match the sensitivity of plan assets with the plan obligations.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Retirement Benefits (continued)

As of the measurement date, the Company’s weighted-average targeted asset allocation and actual allocation by asset category are as follows:

	Target Allocation For All Plans	Actual Allocation
		Pension Benefit Assets		Other Benefit Assets
		2003	2002	2003	2002
Equity securities:
Domestic equities	42%	54%	43%	46%	44%
International equities	11	12	9	8	7
Fixed maturity securities	45	31	25	42	44
Real estate	—	1	2	3	4
Other	2	2	21	1	1

Total	100%	100%	100%	100%	100%

The 21% allocation in the other category for pension benefits in 2002 represents cash contributed by the Company on the measurement date that was subsequently invested 22% in fixed maturity, 73% in equity securities, and 5% in other.

Beginning in 2003, the Company implemented a quarterly funding strategy for contributions to the pension plan. The amount of quarterly funding may vary from quarter to quarter and may be adjusted based on changes in the fair value of plan assets and changes to related assumptions. The Company’s current strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ending December 31, 2004, the Company does not expect any required contributions under ERISA. Employer contributions related to other benefits represents payments to retirees for current benefits. Contributions to the VEBA are generally not material.

In addition to the defined benefit plans, the Company has several qualified defined contribution plans covering substantially all employees. Eligible employees may only participate in one plan. Voluntary employee contributions are matched at the rate of 50%, up to a maximum depending upon the plan, subject to certain limitations. Contributions made by the Company totaled $13.2, $14.3 and $11.2 during 2003, 2002 and 2001, respectively.

16.    Long Term Incentive Plans

Certain executives are participants in the 2001 Long Term Incentive Plan (“2001 LTIP”). The 2001 LTIP operated during the three-year period from 2001 to 2003. At the beginning of the three-year period, the Compensation Committee of the Board of Directors established performance goals, which included specific strategic objectives of the Company. Each participant’s target award is established as a percentage ranging from 30% to 150% of annual base salary for each year of the three-year period. Awards under the 2001 LTIP in each three-year period become payable upon approval by the Compensation Committee and will be paid in 2004, with the executive having the option to defer payment. The 2001 LTIP will terminate after completion of the 2001 to 2003 performance period and payout of any awards. The award will be paid in cash, stock and restricted stock of the Company. The 2001 LTIP expense for 2003, 2002 and 2001 was $89.5, $73.7 and $44.9, respectively.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Long Term Incentive Plans (continued)

The Compensation Committee approved a one year plan, the 2004 Long Term Incentive Plan (“2004 LTIP”), for certain executives based on performance goals which include specific strategic objectives of the Company. Each participant’s target award is established as a percentage ranging from 30% to 150% of annual base salary for 2004. Awards under the 2004 LTIP become payable upon approval by the Compensation Committee and will be paid in cash or stock of the Company during 2005, with the executive having the option to defer payment.

17.    Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. Two such proceedings, which allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), have been filed in Connecticut against the Company or its Connecticut subsidiary. One proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. The Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. The Eleventh Circuit has not decided whether to accept the appeal. A second proceeding, brought on behalf of a purported class of HMO and Point of Service members in Connecticut and elsewhere, settled for $5,000 (actual dollars), and was dismissed with prejudice by order of the Court on July 18, 2003.

In addition, the Company’s Connecticut subsidiary is a defendant in three class action lawsuits brought on behalf of professional providers in Connecticut. The suits allege that the Connecticut subsidiary has breached its contracts by, among other things, failing to pay for services in accordance with the terms of the contracts. The suits also allege violations of the Connecticut Unfair Trade Practices Act, breach of the implied duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. Two of the suits seek injunctive relief and monetary damages (both compensatory and punitive). The third suit, brought by the Connecticut State Medical Society, seeks injunctive relief only. Two of the suits were transferred to the Multi District Litigation (“MDL”) docket in Miami, Florida, as tag-along cases. All of the tag-along cases in the MDL are being stayed, until all motions in the main provider track cases have been ruled on.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

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

On October 10, 2001, the Connecticut State Dental Association and five dental providers filed suit against the Company’s Connecticut subsidiary. The suit alleged breach of contract and violation of the Connecticut Unfair Trade Practices Act. The suit was voluntarily withdrawn on November 9, 2001. The claims were refiled on April 15, 2002, as two separate suits; one by the Connecticut State Dental Association and the second by two dental providers, purportedly on behalf of a class of dental providers. Both suits seek injunctive relief, and unspecified monetary damages (both compensatory and punitive). Both cases were transferred to the MDL docket as tag-along cases, and have been consolidated with the MDL suits pending before Judge Moreno in Miami, Florida. Both cases are being stayed, as are all of the tag-along suits in the MDL.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. On May 8, 2003, in a case titled Dr. Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal court in Portland, Oregon, naming several Blue Cross Blue Shield Plans, including the Company, as well as several commercial insurers. This case also alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors. Both cases have been transferred to the MDL docket and are now assigned to Judge Moreno in Miami. Both cases are in the early stages of the pleadings.

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

On October 17, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Cigna, et al., several chiropractors and a podiatrist, along with chiropractic and podiatric associations, filed suit in federal court in Miami, Florida, against ten managed care corporations, including the Company. The suit alleges that the companies violated RICO and challenges many of the same practices as other suits in the MDL. On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross Blue Shield Plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. Both cases have been transferred to the MDL docket and are now assigned to Judge Moreno. Both cases are in the early stages of the pleadings.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. Following the payment and Satisfaction of Judgment, this matter has been terminated and in March 2003, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the twelve months ended December 31, 2003.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

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

Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. A ruling will issue in due course. In the Kentucky case, no date has been set for oral argument. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs have filed a renewed motion for class certification, which is set for hearing on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

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

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental and administrative proceedings. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

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

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Contingencies (continued)

government’s ongoing review. The Company is currently cooperating with the OIG and the U.S. Department of Justice on these matters. The ultimate outcome of these reviews cannot be determined at this time.

Vulnerability from Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and premium receivables. All investment securities are managed by professional investment managers within policies authorized by the Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute the Company’s customer base in the geographic regions in which it conducts business. As of December 31, 2003, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

18.    Segment Information

The Company’s principal reportable segments are strategic business units primarily delineated by geographic areas that essentially offer similar insurance products and services. They are managed separately because each geographic region has unique market, regulatory and health care delivery characteristics. The geographic regions are: the Midwest region, which operates primarily in Indiana, Kentucky and Ohio; the East region, which operates primarily in Connecticut, New Hampshire and Maine; the West region, which operates in Colorado and Nevada; and the Southeast region, which operates in Virginia, excluding the immediate suburbs of Washington, D.C. The Southeast region was added with the July 31, 2002 acquisition of Trigon.

In addition to its four principal reportable geographic segments, the Company operates a Specialty segment, which includes business units providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Various ancillary business units (reported with the Other segment) consist primarily of AdminaStar Federal which administers Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire and Anthem Alliance, which provided health care benefits and administration in nine states for the Department of Defense’s TRICARE Program for military families. The TRICARE operations were sold on May 31, 2001. The Other segment also includes intersegment revenue and expense eliminations and corporate expenses not allocated to reportable segments.

Through its participation in the Federal Employee Program, Medicare, Medicare at Risk, and TRICARE Program, the Company generated approximately 19%, 18% and 20% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost, and eliminated in the consolidated financial statements. The Company evaluates performance of the reportable segments based on operating gain or loss as

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Information (continued)

defined above. The Company evaluates investment income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

Financial data by reportable segment for the year ended December 31 is as follows:

	Midwest	East	West	Southeast[1]	Specialty	Other and Eliminations	Total
2003
Operating revenue from external customers	$6,678.1	$4,557.9	$1,034.0	$3,772.1	$249.4	$185.6	$16,477.1
Intersegment revenues	11.0	(49.3)	5.0	8.5	482.6	(457.8)	—
Operating gain (loss)	441.0	290.0	111.5	335.6	69.1	(143.6)	1,103.6
Depreciation and amortization	1.2	0.1	0.1	14.1	0.6	111.7	127.8

2002
Operating revenue from external customers	$6,050.1	$4,151.3	$919.8	$1,467.1	$224.0	$178.2	$12,990.5
Intersegment revenues	1.3	0.2	0.3	0.8	299.5	(302.1)	—
Operating gain (loss)	271.6	222.9	74.7	116.0	50.7	(91.4)	644.5
Depreciation and amortization	1.1	2.2	0.5	13.7	3.4	87.2	108.1

2001
Operating revenue from external customers	$5,093.0	$3,667.3	$774.4	$—	$182.1	$403.5	$10,120.3
Intersegment revenues	—	—	–	—	214.0	(214.0)	—
Operating gain (loss)	161.5	128.8	20.1	—	32.9	(23.8)	319.5
Depreciation and amortization	1.0	2.4	2.8	—	2.6	80.8	89.6

[1]	Amounts for 2002 represent segment results for the five month period after the completion of the Trigon acquisition on July 31, 2002.

Asset and equity details by reportable segment have not been disclosed, as they are not reported internally by the Company.

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income is as follows:

	2003	2002	2001
Reportable segments operating revenues	$16,477.1	$12,990.5	$10,120.3
Net investment income	278.1	260.7	238.6
Net realized gains on investments	17.8	30.4	60.8
Gain on sale of subsidiary operations	(1.6)	0.7	25.0

Total revenues	$16,771.4	$13,282.3	$10,444.7

ANTHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Segment Information (continued)

A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income is as follows:

	2003	2002	2001
Reportable segments operating gain	$1,103.6	$644.5	$319.5
Net investment income	278.1	260.7	238.6
Net realized gains on investments	17.8	30.4	60.8
Gain (loss) on sale of subsidiary operations	(1.6)	0.7	25.0
Interest expense	(131.2)	(98.5)	(60.2)
Amortization of goodwill and other intangible assets	(47.6)	(30.2)	(31.5)
Demutualization expenses	—	—	(27.6)

Income before income taxes and minority interest	$1,219.1	$807.6	$524.6

19.    Statutory Information

Statutory-basis capital and surplus for Anthem’s insurance subsidiaries was $3,346.6 and $2,991.8 at December 31, 2003 and 2002, respectively. Statutory-basis net income of Anthem’s insurance subsidiaries was $565.0, $538.9 and $406.9 for 2003, 2002 and 2001, respectively. Statutory-basis capital and surplus of Anthem’s insurance subsidiaries are subject to regulatory restrictions with respect to amounts available for dividends to Anthem. Anthem’s insurance subsidiaries’ risk-based capital as of December 31, 2003 was in excess of all mandatory risk-based capital thresholds.

20.    Related Party Transactions

The Company formed Anthem Foundation, Inc. (the “Foundation”), an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers of the Foundation are also officers of the Company. These officers receive no compensation for the management services performed for the Foundation but are reimbursed for any cash expenditures incurred on behalf of the Foundation. The Foundation is not a subsidiary of the Company and the financial results of the Foundation are not consolidated with the Company’s financial statements. For 2003, 2002 and 2001, the Company contributed $24.0, $0.1 and $0.3, respectively, to the Foundation. The Company has no current legal obligations for future commitments to the Foundation.

21.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2003
Total revenues	$4,100.3	$4,114.4	$4,261.8	$4,294.9
Income before income taxes and minority interest	302.5	278.6	310.2	327.8
Net income	191.7	177.3	196.5	208.8
Basic net income per share	1.38	1.28	1.42	1.52
Diluted net income per share	1.36	1.25	1.38	1.47

2002
Total revenues	$2,812.4	$2,900.1	$3,579.4	$3,990.4
Income before income taxes and minority interest	149.5	159.3	229.4	269.4
Net income	99.8	106.2	171.2	171.9
Basic net income per share	0.97	1.03	1.33	1.22
Diluted net income per share	0.95	1.01	1.29	1.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company’s independent certified public accountants on accounting or financial disclosures.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Executive Officers, the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s Officers and Directors and information concerning material transactions involving such Officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    1.    Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

(b)    Reports on Form 8-K

Current Reports on Form 8-K filed or furnished during the fourth quarter of 2003 are as follows:

1.	Form 8-K, furnished, not filed, on October 27, 2003 attaching a press release reporting financial results for the third quarter ended September 30, 2003.

2.	Form 8-K filed on October 27, 2003 announcing the Company had entered into an Agreement and Plan of Merger, dated as of October 26, 2003, among Anthem, WellPoint Health Networks Inc. and Anthem Holding Corporation, pursuant to which WellPoint will merger with and into Anthem Holding Corporation. The Agreement and Plan of Merger were attached.

3.	Form 8-K, furnished not filed, on December 2, 2003 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

(c)    Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)    Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

Anthem, Inc. (Parent Company Only)

Balance Sheets

	December 31
	2003	2002
(In Millions, Except Share Data)
Assets
Current assets:
Fixed maturity securities, at fair value	$580.3	$182.3
Cash and cash equivalents	86.1	12.6
Other receivables	6.6	1.9
Income tax receivables	1.0	85.6
Notes receivable from subsidiaries[1]	—	127.0
Net due from subsidiaries[1]	71.2	—
Other current assets	11.8	—

Total current assets	757.0	409.4
Property and equipment	4.6	—
Investment in subsidiaries[1]	6,617.7	6,235.3
Other noncurrent assets	10.4	—

Total assets	$7,389.7	$6,644.7

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$27.8	$28.0
Income taxes payable	31.4	0.2
Net due to subsidiaries[1]	—	10.0
Other current liabilities	166.2	83.1

Total current liabilities	225.4	121.3
Long term debt	1,164.4	1,161.1

Total liabilities	1,389.8	1,282.4

Shareholders’ equity
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2003, 137,641,034; 2002, 139,332,132	1.4	1.4
Additional paid-in-capital	4,708.7	4,762.2
Retained earnings	1,154.3	481.3
Unearned restricted stock compensation	(3.2)	(5.3)
Accumulated other comprehensive income	138.7	122.7

Total shareholders’ equity	5,999.9	5,362.3

Total liabilities and shareholders’ equity	$7,389.7	$6,644.7

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(Continued)

Anthem, Inc. (Parent Company Only)

Statements of Income

	Year Ended December 31		For the Period from November 2, 2001 (Date of Demutualization and Initial Public Offering) to December 31, 2001
	2003	2002
(In Millions)
Revenues
Net investment income	$17.6	$7.3	$7.7
Net realized gains	0.5	—	—

	18.1	7.3	7.7

Expenses
Administrative expense	10.1	12.1	—
Interest expense	81.0	43.6	2.6

	91.1	55.7	2.6

Income (loss) before income taxes and equity in net income of subsidiaries	(73.0)	(48.4)	5.1
Income taxes (credits)	(28.8)	(22.3)	1.9
Equity in net income of subsidiaries[1]	818.5	575.2	52.5

Net income	$774.3	$549.1	$55.7

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

Anthem, Inc.

(Parent Company Only)

Statements of Cash Flow

	Year Ended December 31		For the Period from November 2, 2001 (Date of Demutualization and Initial Public Offering) to December 31, 2001
(In Millions)	2003	2002
Operating activities
Net income	$774.3	$549.1	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries[1]	(359.9)	126.8	(52.5)
Realized gains on investments	(0.5)	—	—
Amortization and accretion	12.4	3.8	0.3
Deferred income taxes	91.6	53.0	—
Changes in operating assets and liabilities:
Other receivables	(4.7)	(1.1)	(0.8)
Other assets	(11.1)	—	—
Amounts due to or from subsidiaries[1]	(77.7)	10.0	—
Accounts payable and accrued expenses	(0.2)	25.7	2.3
Other liabilities	(13.8)	30.1	—
Income taxes	104.7	(76.2)	1.9

Cash provided by operating activities	515.1	721.2	6.9

Investing activities
Purchase of investments	(687.5)	(180.9)	—
Sales or maturities of investments	283.7	—	—
Capital contribution to subsidiary[1]	—	—	(28.9)
Notes receivable advances from (to) subsidiaries[1]	127.0	(127.0)	—
Purchases of property	(4.6)	—	—
Purchases of subsidiaries	—	(1,134.6)	—

Cash used in investing activities	(281.4)	(1,442.5)	(28.9)

Financing activities
Proceeds from long term borrowings	—	938.5	—
Repurchase and retirement of common stock	(217.2)	(256.2)	—
Proceeds from employee stock purchase plan and exercise of stock options	57.0	30.9	—
Costs related to the issuance of common stock for the Trigon acquisition	—	(4.1)	—
Net proceeds from common stock issued in the initial public offering	—	—	1,890.4
Net proceeds from issuance of Equity Security Units	—	—	219.8
Payments and adjustments to payments to eligible statutory members in the demutualization	—	0.2	(2,063.6)

Cash provided by (used in) financing activities	(160.2)	709.3	46.6
Change in cash and cash equivalents	73.5	(12.0)	24.6
Cash and cash equivalents at beginning of period	12.6	24.6	—

Cash and cash equivalents at end of period	$86.1	$12.6	$24.6

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

Anthem, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2003

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

In Anthem’s “parent company only” financial statements, Anthem’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries since the effective date of the demutualization and initial public offering on November 2, 2001. Anthem’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

Anthem’s parent company only financial statements should be read in conjunction with Anthem’s audited consolidated financial statements and the accompanying notes included in Part II, Item 8 of this Form 10-K.

2.    Pending Transaction with WellPoint Health Networks Inc.

On October 27, 2003, Anthem and WellPoint Health Networks Inc. (“WellPoint”) announced that they entered into a definitive agreement and plan of merger (“Merger Agreement”) pursuant to which WellPoint will merge into a wholly-owned subsidiary of Anthem. Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. The transaction is expected to close by mid-2004, subject to, among other things, regulatory and shareholder approvals.

3.     Subsidiary Transactions

Dividends

Anthem received cash dividends from subsidiaries of $458.6, $702.0 and $0.0 during 2003, 2002 and 2001, respectively.

Investment in Subsidiaries

On July 31, 2002, Anthem completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”). Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C. Trigon’s shareholders each received thirty dollars in cash and 1.062 shares of Anthem common stock for each Trigon share outstanding. The purchase price was $4,038.1 and included cash of $1,104.3, the issuance of 38,971,908 shares of Anthem common stock, valued at $2,708.1, Trigon stock options converted into Anthem stock options for 3,866,770 shares, valued at

Schedule II—Condensed Financial Information of Registrant—(continued)

Anthem, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (Continued)

$195.5 and approximately $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long term unsecured and unsubordinated notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

Capital contributions to subsidiaries were $15.6, $0.0 and $28.9 during 2003, 2002 and 2001, respectively. The contributions in 2003 were non-cash and were to record the tax benefit of option exercises at subsidiary levels. The contribution during 2001 followed the demutualization and initial public offering.

Amounts Due to and From Subsidiaries

During 2002, Anthem signed promissory notes with selected subsidiaries, whereby Anthem provided loans to these subsidiaries to invest in long term securities. Interest is due and payable quarterly in arrears, and is earned at a rate equal to each subsidiary’s average return on its short term investments, as such rate is determined on a monthly basis by reference to the immediately preceding month. Advances under these agreements are payable upon demand by Anthem. Amounts outstanding were $0.0 and $127.0 at December 31, 2003 and 2002, respectively.

At December 31, 2003, Anthem reported $71.2 due from subsidiaries. These receivables are current items generated in 2003 and will be settled during 2004. At December 31, 2002, Anthem reported $10.0 due to subsidiaries, which was settled during 2003.

4.    Long Term Debt

At December 31 Anthem’s debt consisted of the following:

	2003	2002
Debentures included in Equity Security Units at 5.950% due 2006	$224.3	$222.2
Senior unsecured notes at 6.800% due 2012	790.7	789.8
Senior unsecured notes at 4.875% due 2005	149.4	149.1

Long term debt	$1,164.4	$1,161.1

Debentures included in Equity Security Units are obligations of Anthem and are unsecured and subordinated in right of payment to all of Anthem’s existing and future senior indebtedness. Each Equity Security Unit contains a purchase contract under which the holder agrees to purchase, for fifty dollars, shares of Anthem common stock on November 15, 2004, and a 5.95% subordinated debenture. In addition, Anthem will pay quarterly contract fee payments on the purchase contracts at the annual rate of 0.05% of the stated amount of fifty dollars per purchase contract, subject to Anthem’s rights to defer these payments. The applicable interest rate on the debentures outstanding on and after August 15, 2004 will be reset on the third business day preceding August 15, 2004, effective for interest accrued from August 15, 2004 to November 15, 2006. The reset rate will be the interest rate on the debentures determined by the reset agent to be sufficient to cause the then current aggregate market value of all then outstanding debentures to be equal to 100.5% of the re-marketing value. The debentures will mature on November 15, 2006.

On July 31, 2002, Anthem issued $950.0 of long-term senior unsecured notes ($800.0 of 6.800% notes due 2012 and $150.0 of 4.875% notes due 2005). The net proceeds of $938.5 from the note offerings were used to pay a portion of the cash consideration and expenses associated with Anthem’s acquisition of Trigon.

Schedule II—Condensed Financial Information of Registrant—(continued)

Anthem, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (Continued)

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility with its lender group, which now expires June 29, 2004. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. Anthem can select from three options for borrowing under both credit facilities. The first option is a floating rate equal to the greater of the prime rate or the federal funds rate plus one-half percent. The second option is a floating rate equal to LIBOR plus a margin determined by reference to the ratings of Anthem’s senior, unsecured debt. The third option, is a competitive bid process, under which borrowings may bear interest at floating rates determined by reference to LIBOR, or at fixed rates. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. No amounts were outstanding under these facilities as of December 31, 2003 or 2002.

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

On January 27, 2003, the Board of Directors authorized management to establish a $1,000.0 commercial paper program. Proceeds from any future issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of the Company. There were no borrowings under this commercial paper program during the year ended December 31, 2003.

Anthem will have cash requirements of approximately $3,900.0 for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. Additionally, as of December 31, 2003, Anthem had $666.4 of cash and investments and access to $1,000.0 of revolving credit facilities, as discussed above. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. Subsequent to December 31, 2003, the Company entered into forward starting pay fixed hedging transactions with a notional amount of $500.0. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004. The hedge transactions had no impact on the Company’s financial position or results of operations at inception.

5.    Capital Stock

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

ANTHEM, INC.

By:	/S/ LARRY C. GLASSCOCK Larry C. Glasscock Chairman, President and Chief Executive Officer

Dated: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/S/ MICHAEL L. SMITH Michael L. Smith	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Principal Accounting Officer)	February 27, 2004

/S/ L. BEN LYTLE L. Ben Lytle	Director	February 27, 2004

/S/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 27, 2004

/S/ SUSAN B. BAYH Susan B. Bayh	Director	February 27, 2004

/S/ WILLIAM B. HART William B. Hart	Director	February 27, 2004

/S/ ALLAN B. HUBBARD Allan B. Hubbard	Director	February 27, 2004

/S/ VICTOR S. LISS Victor S. Liss	Director	February 27, 2004

/S/ WILLIAM G. MAYS William G. Mays	Director	February 27, 2004

/S/ JAMES W. MCDOWELL, JR. James W. McDowell, Jr.	Director	February 27, 2004

Signature	Title	Date

/S/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	February 27, 2004

/S/ WILLIAM J. RYAN William J. Ryan	Director	February 27, 2004

/S/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 27, 2004

/S/ JOHN SHERMAN, JR. John Sherman, Jr.	Director	February 27, 2004

/S/ DENNIS J. SULLIVAN, JR. Dennis J. Sullivan, Jr.	Director	February 27, 2004

/S/ JACKIE M. WARD Jackie M. Ward	Director	February 27, 2004

INDEX TO EXHIBITS

Exhibit Number		Document
2.1		Plan of Conversion (1)

	(i)	Agreement and Plan of Merger, dated as of October 26, 2003, among Anthem, Inc., Anthem Holding Corp. and WellPoint Health Networks Inc. (exhibits thereto will be furnished supplementally to the Security and Exchange Commission upon request) (24)

2.2	Alliance Agreement, dated as of May 30, 2001, as amended as of September 28, 2001 and November 9,
2001, between Blue Cross and Blue Shield of Kansas, Inc. and Anthem Insurance Companies, Inc.
(exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request) (9)

2.3		Agreement and Plan of Merger, dated as of April 28, 2002 among Anthem, Inc., AI Sub Acquisition Corp. and Trigon Healthcare, Inc. (9)

3.1		Restated Articles of Incorporation of the Registrant (1)

3.2		By-Laws of the Registrant (1)

	(i	) Amended and Restated By-Laws of the Registrant (23)

4.1		Form of certificate for the common stock, $0.01 par value per share, of the Registrant (1)

4.2		Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant

4.3		Indenture, dated as of November 2, 2001, by and between Anthem, Inc. and The Bank of New York, as trustee (2)

4.4		First Supplemental Indenture, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as trustee (2)

4.5		Purchase Contract Agreement, dated as of November 2, 2001, between Anthem, Inc. and The Bank of New York, as purchase contract agent (2)

4.6	Pledge Agreement, dated as of November 2, 2001, among Anthem, Inc., The Chase Manhattan Bank, as collateral agent, as custodial agent and as securities intermediary, and The Bank of New York, as purchase contract agent (2)

4.7		Form of Debenture (Included in Exhibit 4.4) (2)

4.8		Form of Normal Unit (Included in Exhibit 4.5) (2)

4.9		Form of Stripped Unit (Included in Exhibit 4.5) (2)

4.10		Form of Remarketing Agreement (3)

4.11	Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc.,
Anthem, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank of
America, N.A., as Syndication Agent, and Fleet National Bank, as Documentation Agent (2)

	(i)	First Amendment dated as of July 2, 2002, to the Five-Year Credit Agreement dated as of November 5, 2001, among Anthem Insurance Companies, Inc., Anthem, Inc.; the banks party thereto; JPMorgan Chase Bank, as Administrative Agent; Fleet National Bank, as Documentation Agent; and Bank of America, N.A., as Syndication Agent (5)

Exhibit Number	Document

4.12	364-Day Credit Agreement dated as of July 2, 2002, among Anthem, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Co-Syndication
Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and Fleet National Bank, as Documentation
Agent (5)

(i) Amended and Restated 364-Day Credit Agreement dated as of July 1, 2003, among Anthem, Inc. and the lender parties thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndicate Agent, Wachovia Bank, National Association, as Syndication Agent, Fleet National Bank, as Documentation Agent, and William Street Commitment Corporation, as Documentation Agent (23)

4.13	Indenture dated as of July 31, 2002, between Anthem, Inc. and The Bank of New York, Trustee (4)

4.14	First Supplemental Indenture dated as of July 31, 2002, between Anthem, Inc. and The Bank of New York, Trustee (4)

4.15	Forms of Notes (5)

4.16	Form of Indenture by and between Anthem, Inc. and The Bank of New York, Trustee, relating to the senior debt securities (6)

4.17	Form of Indenture by and between Anthem, Inc. and The Bank of New York, Trustee, relating to the subordinated debt securities (6)

4.18	Commercial Paper Dealer Agreement dated March 11, 2003, among Anthem, Inc., as Issuer and J.P. Morgan Securities, Inc., Banc of America Securities LLC and Salomon Smith Barney, Inc., each as Dealer (20)

4.19	Issuing and Paying Agency Agreement dated March 11, 2003 by and between Anthem, Inc. and J.P. Morgan Chase Bank (20)

10.1*	Anthem 2001 Stock Incentive Plan (1)

(i) Amendment No. 1 to Anthem 2001 Stock Incentive Plan, dated April 25, 2002 (4)

(ii) Amendment No. 2 to Anthem 2001 Stock Incentive Plan, dated July 29, 2002 (7)

(iii) Anthem 2001 Stock Incentive Plan, Amended and Restated January 1, 2003 (23)

10.2*	Anthem Employee Stock Purchase Plan (1)

(i) Amendment No. 1 to Anthem Employee Stock Purchase Plan dated July 2, 2002 (7)

(ii) Amendment No. 2 to Anthem Employee Stock Purchase Plan dated July 29, 2002 (7)

10.3*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Larry C. Glasscock, dated as of October 22, 1999 (1)

10.4*	Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, dated as of January 1, 2000 (1)

(i) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, effective as of January 1, 2003 (26)

10.5*	(i) Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (1)

(ii) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2002 (8)

(iii) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2003 (26)

Exhibit Number		Document

10.6*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, dated as of January 1, 2000 (1)

	(i)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, effective as of January 1, 2003 (26)

10.7*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, dated as of January 1, 1999 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2000 (1)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of July 29, 2000 (1)

	(iv)	Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2001 (1)

	(v)	Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2002 (8)

	(vi)	Amendment Five to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2003 (26)

10.8*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, dated as of January 1, 1999 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2000 (1)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2001 (1)

	(iv)	Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2002 (8)

	(v)	Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2003 (26)

10.9*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, dated as of August 12, 2000 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, effective as of January 1, 2002 (8)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael D. Houk, effective as of January 1, 2003 (26)

	(iv)	Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc and Michael D. Houk, effective as of December 10, 2003

10.10*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, dated as of April 1, 1999 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2000 (1)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2001 (1)

	(iv)	Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2002 (8)

	(v)	Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Caroline S. Matthews, effective as of January 1, 2003 (26)

Exhibit Number		Document

10.11*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, dated as of September 6, 2000 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, effective as of January 1, 2002 (8)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and John M. Murphy, effective as of January 1, 2003 (26)

10.12*	(i)	Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, dated as of February 22, 1999 (1)

	(ii)	Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2000 (1)

	(iii)	Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2002 (8)

	(iv)	Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Jane Niederberger, effective as of January 1, 2003 (26)

10.13*	Letter from Anthem Insurance Companies, Inc. to L. Ben Lytle regarding retirement benefits (1)

10.14*	(i)	Anthem Deferred Compensation Plan (1)

	(ii)	First Amendment to Anthem Deferred Compensation Plan (1)

	(iii)	Second Amendment to Anthem Deferred Compensation Plan (1)

10.15*	Anthem Board of Directors Deferred Compensation Plan (1)

	(i)	Amended and Restated Board of Directors Deferred Compensation Plan, effective as of January 1, 2004 (25)

10.16*	(i)	Anthem Supplemental Executive Retirement Plan (1)

	(ii)	First Amendment to Anthem Supplemental Executive Retirement Plan (1)

	(iii)	Second Amendment to Anthem Supplemental Executive Retirement Plan (1)

10.17*	Anthem 1998 Long-Term Incentive Plan (1)

10.18*	Anthem 2001-2003 Long-Term Incentive Plan (1)

	(i)	Amendment to Anthem 2001-2003 Long-Term Incentive Plan, dated April 25, 2002 (4)

10.19*	Anthem Annual Incentive Plan (1)

10.20*	Anthem Directed Executive Compensation Plan (1)

10.21*	Anthem Split Dollar Life Insurance Program (1)

10.22	Blue Cross License Agreement by and between Blue Cross and Blue Shield Association and the Registrant, dated November 2, 2001 (8)

10.23	Blue Shield License Agreement by and between Blue Cross and Blue Shield Association and the Registrant, dated November 2, 2001 (8)

10.24*	Employment Agreement among Anthem, Inc., Trigon Healthcare, Inc. and Thomas G. Snead, Jr. (9)

	(i)	Amendment One to Employment Agreement by and between Anthem, Inc. and Thomas G. Snead, Jr., effective January 1, 2003 (26)

Exhibit Number	Document

10.25*	Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective as of January 1, 1997 (10)

(i) Amendment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated June 1, 2002 (11)

(ii) Second Amendment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective October 31, 2002 (21)

(iii) Third Amendment to Anthem’s 401(k) Long-Term Savings Investment Plan, dated to be effective January 1, 2002 (22)

10.26*	Noncompetition Agreement among Anthem, Inc., Trigon Healthcare, Inc. and Thomas G. Snead, Jr. (9)

10.27*	Trigon Healthcare, Inc. 1997 Stock Incentive Plan (12)

(i) First Amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive Plan (13)

10.28*	Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan (14)

(i) Amendment to the Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan (15)

10.29*	Form of Trigon Healthcare, Inc. Stock Option Agreement (16)

(i) Schedule of Agreements pursusant to the Form of Trigon Healthcare, Inc. Stock Option Agreement (17)

10.30*	Employees’ 401(k) Thrift Plan of Trigon Insurance Company (18)

10.31*	Trigon Insurance Company 401(k) Restoration Plan (19)

10.32*	Anthem Annual Incentive Plan, Effective January 1, 2003 (23)

10.33*	Anthem Long-Term Incentive Plan, Effective January 1, 2004 (23)

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Risk Factors

*	Indicates management contracts or compensatory plans or arrangements.
(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714) as filed with the Commission is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the Commission on December 11, 2001 is incorporated herein by reference.
(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-70566) as filed with the Commission is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1/A (Registration No. 333-90478) as filed with the Commission on July 18, 2002 is incorporated herein by reference.
(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-3 (Registration No. 333-101969) as filed with the Commission on December 18, 2002 is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Commission on November 4, 2002 is incorporated herein by reference.
(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Commission on March 25, 2002 is incorporated herein by reference.
(9)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-4 (Registration No. 333-88776) as filed with the Commission is incorporated herein by reference.
(10)	The copy of this exhibit filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(11)	The copy of this exhibit filed as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Commission on August 5, 2002 is incorporated herein by reference.
(12)	The copy of this exhibit filed as Exhibit A to Trigon Healthcare, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders and filed with the Commission on March 14, 1997 is incorporated herein by reference.
(13)	The copy of this exhibit filed as Exhibit 10.1 to Trigon Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.
(14)	The copy of this exhibit filed as Exhibit C to Trigon Healthcare, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders and filed with the Commission on March 14, 1997 is incorporated herein by reference.
(15)	The copy of this exhibit filed as Exhibit 10.36 to Trigon Healthcare, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.
(16)	The copy of this exhibit filed as Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45890) is incorporated herein by reference.
(17)	The copy of this exhibit filed as Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-97423) is incorporated herein by reference.
(18)	The copy of this exhibit filed as Exhibit 99(i) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463) is incorporated herein by reference.
(19)	The copy of this exhibit filed as Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463) is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 as filed with the Commission on April 30, 2003 is incorporated herein by reference.
(21)	The copy of this exhibit filed as Exhibit 10.25 (i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 as filed with the Commission on April 30, 2003 is incorporated herein by reference.
(22)	The copy of this exhibit filed as Exhibit 10.25 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 as filed with the Commission on April 30, 2003 is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the Commission on July 31, 2003 is incorporated herein by reference.
(24)	The copy of this exhibit filed as Exhibit number 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 27, 2003 is incorporated herein by reference.
(25)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as filed with the Commission on November 14, 2003 is incorporated herein by reference.
(26)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Commission on March 7, 2003 is incorporated herein by reference.