Form 10-Q
period 2004-03-31
ANTHEM INC
filed 2004-04-28
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 20, 2004
Common Stock, $0.01 par value	138,626,598 shares

Anthem, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Anthem, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,978.8	$6,721.5
Equity securities	197.9	193.7

	7,176.7	6,915.2
Cash and cash equivalents	686.3	464.5
Premium and self-funded receivables	1,093.0	1,068.4
Reinsurance receivables	95.5	96.9
Other receivables	266.2	254.0
Income tax receivables	3.8	8.6
Other current assets	62.2	57.4

Total current assets	9,383.7	8,865.0
Restricted cash and investments	59.6	58.3
Property and equipment	503.3	510.5
Goodwill	2,448.6	2,450.1
Other intangible assets	1,215.8	1,227.0
Prepaid pension benefits	249.1	258.3
Other noncurrent assets	69.8	69.4

Total assets	$13,929.9	$13,438.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,925.4	$1,866.8
Future policy benefits	370.8	372.6
Other policyholder liabilities	505.2	505.0

Total policy liabilities	2,801.4	2,744.4
Unearned income	429.2	411.1
Accounts payable and accrued expenses	372.4	493.4
Bank overdrafts	408.6	401.7
Income taxes payable	161.3	147.6
Other current liabilities	727.2	573.3

Total current liabilities	4,900.1	4,771.5
Long term debt, less current portion	1,663.7	1,662.8
Postretirement benefits	185.2	188.4
Deferred income taxes	517.1	524.8
Other noncurrent liabilities	308.3	291.2

Total liabilities	7,574.4	7,438.7
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2004, 138,411,241; 2003, 137,641,034	1.4	1.4
Additional paid in capital	4,743.8	4,708.7
Retained earnings	1,449.9	1,154.3
Unearned restricted stock compensation	(3.1)	(3.2)
Accumulated other comprehensive income	163.5	138.7

Total shareholders’ equity	6,355.5	5,999.9

Total liabilities and shareholders’ equity	$13,929.9	$13,438.6

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended March 31
	2004	2003
Revenues
Premiums	$4,091.8	$3,695.7
Administrative fees	330.4	292.1
Other revenue	45.7	28.1

Total operating revenue	4,467.9	4,015.9
Net investment income	73.2	71.5
Net realized gains on investments	33.0	12.9

	4,574.1	4,100.3

Expenses
Benefit expense	3,359.9	3,036.6
Administrative expense	778.1	716.4
Interest expense	32.3	32.9
Amortization of other intangible assets	11.2	11.9

	4,181.5	3,797.8

Income before income taxes and minority interest	392.6	302.5
Income taxes	95.9	109.8
Minority interest	1.1	1.0

Net income	$295.6	$191.7

Net income per share
Basic	$2.14	$1.38

Diluted	$2.08	$1.36

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In Millions, Except Share Data)	Number of Shares	Par Value
Balance at December 31, 2003	137,641,034	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9
Net income	—	—	—	295.6	—	—	295.6
Change in net unrealized gains on investments	—	—	—	—	—	34.4	34.4
Change in fair value of cash flow hedge derivative	—	—	—	—	—	(9.6)	(9.6)

Comprehensive income							320.4
Issuance of common stock for stock incentive plan and employee stock purchase plan	770,207	—	35.1	—	0.1	—	35.2

Balance at March 31, 2004	138,411,241	$1.4	$4,743.8	$1,449.9	$(3.1)	$163.5	$6,355.5

Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3
Net income	—	—	—	191.7	—	—	191.7
Change in net unrealized losses on investments	—	—	—	—	—	(1.2)	(1.2)

Comprehensive income							190.5
Repurchase and retirement of common stock	(1,584,400)	—	(54.1)	(36.9)	—	—	(91.0)
Issuance of common stock for stock incentive plan and employee stock purchase plan	437,499	—	13.7	—	0.5	—	14.2

Balance at March 31, 2003	138,185,231	$1.4	$4,721.8	$636.1	$(4.8)	$121.5	$5,476.0

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In Millions)	2004	2003
Operating activities
Net income	$295.6	$191.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(33.0)	(12.9)
Depreciation, amortization and accretion	58.8	56.4
Deferred income taxes	(21.7)	62.0
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(1.1)	1.6
Receivables	(4.0)	(21.4)
Other assets	(4.2)	3.1
Policy liabilities	57.0	52.2
Unearned income	18.1	1.9
Accounts payable and accrued expenses	(121.0)	(114.3)
Other liabilities	32.8	23.4
Income taxes	30.2	5.3

Cash provided by operating activities	307.5	249.0

Investing activities
Purchases of investments	(1,900.8)	(1,351.5)
Sales or maturities of investments	1,809.5	964.8
Purchases of subsidiaries, net of cash acquired	—	(1.1)
Proceeds from sale of property and equipment	0.1	2.9
Purchases of property and equipment	(24.7)	(16.7)

Cash used in investing activities	(115.9)	(401.6)

Financing activities
Repurchase and retirement of common stock	—	(91.0)
Proceeds from exercise of stock options and employee stock purchase plan	30.2	12.6

Cash provided by (used in) financing activities	30.2	(78.4)

Change in cash and cash equivalents	221.8	(231.0)
Cash and cash equivalents at beginning of period	464.5	694.9

Cash and cash equivalents at end of period	$686.3	$463.9

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

(Dollars in Millions, Except Share Data)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. (“Anthem”) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been recorded. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2.    Business Combinations

Pending Transaction with WellPoint Health Networks Inc.

On October 27, 2003, Anthem and WellPoint Health Networks Inc. (“WellPoint”) announced that they entered into a definitive agreement and plan of merger (“Merger Agreement”) pursuant to which WellPoint will merge into a wholly-owned subsidiary of Anthem. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries, which include those operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include preferred provider organizations, health maintenance organizations and point of service and other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. On December 5, 2003, Anthem received notification from the Securities and Exchange Commission that it would not review Anthem’s Form S-4 registration statement filed on November 26, 2003. On February 26, 2004, Anthem received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 18, 2004, the Blue Cross Blue Shield Association board of directors voted unanimously to approve the transfer of WellPoint’s licenses to Anthem. Approvals from several state regulatory agencies have been received. The transaction is expected to close by mid-2004, subject to, among other things, the remaining state regulatory and shareholder approvals. Special shareholder meetings to vote on the pending transaction have been scheduled for June 28, 2004 for both companies.

3.    Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. The Company did not repurchase any shares during the three months ended March 31, 2004. As of March 31, 2004, $282.8 remains authorized for future repurchases.

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

For the three months ended March 31, 2004, 670,312 stock options were exercised, at an average exercise price of $33.78 per share, pursuant to both the 2001 Stock Incentive Plan and the former Trigon Stock Plans, for aggregate total proceeds to the Company of $22.6.

During the three months ended March 31, 2004, the Company granted 13,844 shares of stock and restricted stock, including 7,526 restricted shares to Anthem Southeast employees under long-term incentive agreements and 652 shares to non-employee directors at the fair value of the stock on the grant date. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense related to vesting restricted stock was $0.6 and $0.6 for the three months ended March 31, 2004 and 2003, respectively.

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

Employee Stock Purchase Plan

Employee purchases under the Employee Stock Purchase Plan were 122,307 shares, with a total purchase amount of $7.6 during the three months ended March 31, 2004. For the three months ended March 31, 2003, total shares purchased were 140,352 in the amount of $6.8. As of March 31, 2004, payroll deductions of $1.4 have been accumulated toward purchases for the three-month period ending May 31, 2004.

Pro Forma Disclosure

FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends FAS 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure and specifies the form, content and location of those disclosures in both annual and quarterly financial statements. The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of FAS 123, as amended by FAS 148.

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

	Three Months Ended March 31
	2004	2003
Reported net income	$295.6	$191.7
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.4	0.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(3.2)	(4.1)

Pro forma net income	$292.8	$188.0

Earnings per share:
Basic—as reported	$2.14	$1.38
Basic—pro forma	$2.12	$1.36

Diluted—as reported	$2.08	$1.36
Diluted—pro forma	$2.05	$1.33

4.    Earnings Per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31
	2004	2003
Denominator for basic earnings per share—weighted average shares	137,911,976	138,702,725
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	1,263,919	1,243,478
Shares to be contingently issued under long term incentive plan	771,822	—
Incremental shares from conversion of Equity Security Unit purchase contracts	2,477,015	1,399,624

Denominator for diluted earnings per share	142,424,732	141,345,827

The contingent shares related to Anthem’s long term incentive plan were issued on April 2, 2004.

5.    Income Taxes

As a result of legislation enacted in Indiana on March 16, 2004, Anthem recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.32 per basic and diluted share, for the three months ended March 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carrryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

6.    Segment Information

Financial data by reportable segment for the three months ended March 31, 2004 and 2003 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended March 31, 2004
Operating revenue from external customers	$1,852.1	$1,194.4	$282.8	$1,016.4	$79.2	$43.0	$4,467.9
Intersegment revenues	3.9	(17.7)	0.4	1.7	174.9	(163.2)	—
Operating gain (loss)	114.9	74.6	29.9	104.1	17.1	(10.7)	329.9

Three Months Ended March 31, 2003
Operating revenue from external customers	1,619.7	1,121.6	252.0	912.7	56.3	53.6	4,015.9
Intersegment revenues	2.4	(12.1)	1.0	0.7	103.3	(95.3)	—
Operating gain (loss)	110.6	62.9	25.9	70.3	12.9	(19.7)	262.9

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31
	2004	2003
Reportable segments operating revenues	$4,467.9	$4,015.9
Net investment income	73.2	71.5
Net realized gains on investments	33.0	12.9

Total revenues	$4,574.1	$4,100.3

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31
	2004	2003
Reportable segments operating gain	$329.9	$262.9
Net investment income	73.2	71.5
Net realized gains on investments	33.0	12.9
Interest expense	(32.3)	(32.9)
Amortization of other intangible assets	(11.2)	(11.9)

Income before income taxes and minority interest	$392.6	$302.5

7.    Debt and Commitments

Anthem will have cash requirements of approximately $3,900.0 for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. Additionally, as of March 31, 2004, Anthem had $651.0 of cash, cash equivalents and investments and access to $1,000.0 of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005.

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility, which now expires June 29, 2004. There were no material changes in terms, including required compliance with certain covenants, from the previous facility. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. There were no borrowings under any of these facilities during the three months ended March 31, 2004.

There were no borrowings under Anthem’s commercial paper program during the three months ended March 31, 2004 and 2003.

8.    Hedging Activity

The Company uses derivative financial instruments to manage interest rate risk. The objective of the Company in using derivatives is to reduce the risks associated with borrowing activities. FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that derivatives be recorded on the balance sheet at fair value. Unrealized gains from derivatives are carried as other current assets and unrealized losses are reported as other current liabilities. Derivatives designated as hedges for accounting purposes must be considered highly effective at reducing the risk associated with the exposure being hedged. The Company does not use derivatives for speculative purposes.

Cash Flow Hedges

During the three months ended March 31, 2004, the Company entered into forward starting pay fixed swaps in the notional amount of $800.0. The objective of these hedges is to eliminate the variability of cash flows in the interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004.

During the three months ended March 31, 2004, no gain or loss from hedge ineffectiveness was recorded to earnings and the hedges remain in place in anticipation of the merger with WellPoint and financing arrangements related to the merger being funded in mid-2004. At March 31, 2004, the fair value of the hedges were $(14.8). Accordingly, the Company recorded a liability of $14.8, a deferred tax asset of $5.2 and a charge to accumulated other comprehensive income of $9.6.

The maximum length of time over which forecasted transactions are hedged is approximately five months. Following the issuance of the expected debt securities, any balances in accumulated other comprehensive income will be amortized into earnings over the life of the debt securities. As of March 31, 2004, the total amount of such amortization over the next twelve months would be an increase to interest expense of $0.9. This estimate is subject to change based upon changes in interest rates prior to settlement of the swaps at the time of the expected debt issuance.

9.    Retirement Benefits

The components of net periodic benefit cost included in the consolidated income statements of income for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$11.6	$10.8	$1.0	$0.6
Interest cost	13.1	12.9	3.7	3.4
Expected return on assets	(17.6)	(18.1)	(0.6)	(0.6)
Amortization of prior service cost	2.7	(0.3)	(1.3)	(1.7)

Net periodic benefit cost	$9.8	$5.3	$2.8	$1.7

The Company does not expect any required contributions under ERISA for the year ending December 31, 2004. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Anthem did not make any contributions to its pension plan during the three months ended March 31, 2004.

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

10.    Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. One such proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. The Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. The Eleventh Circuit has not decided whether to accept the appeal.

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

On September 26, 2002, Anthem was added as a defendant to a MDL class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal. The appeal was argued to the Eleventh Circuit panel on September 11, 2003; a ruling will issue in due course.

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

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture, filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-doctor health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL proceedings. This case is in the early stages of the pleadings.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance Companies, Inc. (“Anthem Insurance”) and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. On September 24, 1999, the jury returned a verdict for the plaintiff, awarding $1,350 (actual dollars) for compensatory damages, $2.5 for bad faith in claims handling and appeals processing, $49.0 for punitive damages and unspecified attorneys’ fees in an amount to be determined by the court. The court later granted attorneys’ fees of $0.8. An appeal of the verdict was filed by the defendants on November 19, 1999. On May 22, 2001, the Ohio Court of Appeals (Fifth District) affirmed the jury award of $1,350 (actual dollars) for breach of contract against CIC, affirmed the award of $2.5 compensatory damages for bad faith in claims handling and appeals processing against CIC, but dismissed the claims and judgments against Anthem Insurance. The court also reversed the award of $49.0 in punitive damages against both Anthem Insurance and CIC, and remanded the question of punitive damages against CIC to the trial court for a new trial. Anthem Insurance and CIC, as well as the plaintiff, appealed certain aspects of the decision of the Ohio Court of Appeals. On October 10, 2001, the Supreme Court of Ohio agreed to hear the plaintiff’s appeal, including the question of punitive damages, and denied the cross-appeals of Anthem Insurance and CIC. In December 2001, CIC paid the award of $2.5 compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. On December 20, 2002, the Ohio Supreme Court ruled, reinstating the judgment against both Anthem Insurance and CIC, but remitted the punitive damages from $49.0 to $30.0, plus interest. The Court also ruled that the plaintiff would receive $10.0 of the judgment, the plaintiff’s attorneys would receive their contingency fee on the $30.0 plus interest, and that the remainder of the award would be given to The Ohio State University Hospital for a charitable fund named after Esther Dardinger. Anthem Insurance and CIC paid the remitted judgment in full on March 28, 2003 and a Satisfaction of Judgment was filed with the Licking County Court of Common Pleas on April 7, 2003. Following the payment and Satisfaction of Judgment, this matter has been terminated and in March 2003, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the three months ended March 31, 2003.

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue

Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court. Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. The Court accepted the case for review on April 13, 2004. In the Kentucky case, no date has been set for oral argument. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs have filed a renewed motion for class certification, which is set for hearing on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our”, or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to Anthem, Inc., an Indiana holding company, and its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—March 31, 2004 Compared to March 31, 2003

IV.	Cost of Care—12 Months Ended March 31, 2004 Compared to the 12 Months Ended March 31, 2003

V.	Results of Operations—Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

VI.	Critical Accounting Policies and Estimates

VII.	Liquidity and Capital Resources

VIII.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.    Overview

We are one of the nation’s leading health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross and Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of March 31, 2004, we provided health benefit services to more than 12.5 million members.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three months ended March 31, 2004 and 2003 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2004 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2004.

II.    Significant Transactions

On October 27, 2003, we and WellPoint Health Networks Inc., or WellPoint, announced that we entered into a definitive agreement and plan of merger, or Merger Agreement, pursuant to which WellPoint will merge into our wholly-owned subsidiary. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries, which include those operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include PPOs, HMOs, POSs, traditional indemnity and other hybrid plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of our common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16.4 billion based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. On December 5, 2003, we received notification from the Securities and Exchange Commission that it would not review our Form S-4 registration statement filed on November 26, 2003. On February 26, 2004, we received notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 18, 2004, the BCBSA board of directors voted unanimously to approve the transfer of WellPoint’s Blue Cross and Blue Shield licenses to Anthem. Approvals from several state regulatory agencies have been received. The transaction is expected to close by mid-2004, subject to, among other things, the remaining state regulatory and shareholder approvals. Special shareholder meetings to vote on the pending transaction have been scheduled for June 28, 2004 for both companies.

WellPoint reported the following unaudited financial results for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 (unaudited) and December 31, 2003:

	Three Months Ended March 31
	2004	2003
	($ in Millions)
Total revenues	$5,646.1	$4,840.8
Net income	295.2	193.1

	March 31, 2004	December 31, 2003
	($ in Millions)
Assets	$15,957.1	$14,788.7
Liabilities	10,008.9	9,358.7
Stockholders’ equity	5,948.2	5,430.0

III.    Membership—March 31, 2004 Compared to March 31, 2003

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

BlueCard membership, reported with National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. We perform certain administrative functions for BlueCard members, while other administrative functions, including maintenance of enrollment information, is performed by the home plan. The administrative fees we receive are based on one of two methods of reimbursement. Accordingly, we calculate our BlueCard membership differently based on each method of reimbursement. The first method of reimbursement is derived from the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims. To calculate BlueCard membership from this reimbursement method, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines. The second method of reimbursement is a negotiated per contract basis. To calculate BlueCard membership from this reimbursement method, the number of contracts in force are multiplied by an assumed member per contract ratio. We continually review our assumptions used in these calculations and may refine the calculation from time to time.

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

The following table presents our health membership by customer type, funding arrangement and segment as of March 31, 2004 and 2003. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	March 31		Change	%
	2004	2003
	(In Thousands)
Customer Type
Local Large Group	3,868	3,836	32	1%
Small Group	1,271	1,180	91	8
Individual	1,234	1,120	114	10
National Accounts [1]	5,125	4,388	737	17
Medicare + Choice	93	99	(6)	(6)
Federal Employee Program	712	702	10	1
Medicaid	216	211	5	2

Total	12,519	11,536	983	9%

Funding Arrangement
Self-funded	6,978	6,142	836	14%
Fully-insured	5,541	5,394	147	3

Total	12,519	11,536	983	9%

Segment
Midwest	5,981	5,498	483	9%
East	2,653	2,582	71	3
West	1,108	889	219	25
Southeast	2,777	2,567	210	8

Total	12,519	11,536	983	9%

[1]	Includes 3,027 BlueCard members as of March 31, 2004 and 2,683 BlueCard members as of March 31, 2003.

During the twelve months ended March 31, 2004, total membership increased approximately 983,000, or 9%, primarily in our National Accounts and Individual businesses. Our National Accounts membership increased 737,000, or 17%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. Individual business membership increased 114,000, or 10%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 836,000, or 14%, primarily due to increases in our National Accounts business. Fully-insured membership increased by 147,000 members, or 3%, primarily in our Individual and Small Group businesses. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group customers shifted from fully-insured to self-funded during the 12 months ended March 31, 2004. The proportion of members enrolled in self-funded health care products increased to 56% at March 31, 2004 compared to 53% at March 31, 2003. Due to current economic conditions, certain large accounts are assuming the health care risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our financial results for the three months ended March 31, 2004.

IV.    Cost of Care—12 Months Ended March 31, 2004 Compared to the 12 Months Ended March 31, 2003

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended March 31, 2004 compared to the 12-month period ended March 31, 2003, for our Local Large Group and Small Group fully-insured businesses only. Membership in these two customer groups represented approximately 60% of our premium income for the twelve months ended March 31, 2004. In all of our cost of care trends presented below, we have included the necessary information associated with Trigon experience for both rolling 12-month periods, including periods prior to our July 31, 2002 acquisition. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was approximately 9.5%, driven primarily by increased professional services costs and outpatient services costs. The components of our aggregate cost of care trends as of March 31, 2004 are as follows:

	Cost of care trend	Percent of cost of care expense
Inpatient services	10%	21%
Outpatient services	11	24
Professional services	9	36
Pharmacy	9	19

We believe that our aggregate cost of care trends will range from 9.5% to 10.5% in 2004, an increase from 2003 trends primarily due to expected increases in our 2004 pharmacy costs. Pharmacy cost trends are expected to increase in 2004 as the impact of Claritin, an antihistamine drug which became available over-the-counter in late 2002, and the impact of a study, which concluded that hormone replacement therapy for most post-menopausal women is not recommended, are not expected to recur in 2004. In addition, we expect to see more utilization of drugs that manage high cholesterol in light of several clinical studies recommending expanded use of these drugs.

Inpatient services cost trends increased approximately 10%. About 75% of this trend resulted from unit cost increases and about 25% resulted from utilization increases. The unit cost increases were primarily due to implementation of new provider contracts which include higher levels of reimbursement and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. In response to increasing inpatient services costs, we have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as congestive heart failure, coronary artery disease and diabetes, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety.

Outpatient services cost trends increased approximately 11%, driven approximately 55% by unit cost increases and 45% by utilization increases. Unit costs per visit increased as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules, plan design changes to include new or higher co-payments for certain outpatient services, selective contracting with freestanding specialty facilities, expansion of our radiology management network program and broader use of national contracting programs. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures.

Professional services cost trends increased approximately 9%, driven approximately 55% by unit cost increases and approximately 45% by utilization increases. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we continue to promote and implement performance-based contracts that reward clinical outcomes and quality; develop clinical affiliations to advance uniform, evidence-based medical care and preventive guidelines; and expand our collaborative relationships with professional medical societies. Utilization increases were driven primarily by increases in physician office visits, radiology procedures such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists.

Pharmacy benefit cost trends increased approximately 9%, driven approximately 70% by unit cost increases and approximately 30% by utilization increases. Unit costs were increased primarily by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. Partially offsetting this unit cost growth is an increase in the use of generic alternatives to branded drugs and price reduction on certain older generic drugs. The introduction of new drugs continues to increase utilization trends, supported by direct-to-consumer advertising by pharmaceutical companies and expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol, gastrointestinal disease, and depression.

In response to increasing pharmacy benefit costs, we are continuing to implement modified plan designs and we have recontracted with retail pharmacies in an effort to secure better pricing. We have also expanded several clinical initiatives designed to improve quality such as drug utilization review, programs to detect and prevent misuse of prescription drugs and programs designed to educate physicians and members about the appropriate use of antibiotics. In addition, we continually evaluate our drug formulary to ensure appropriate pharmaceutical therapies for our members.

V.    Results of Operations—Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Our consolidated results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)
Premiums	$4,091.8	$3,695.7	$396.1	11%
Administrative fees	330.4	292.1	38.3	13
Other revenue	45.7	28.1	17.6	63

Total operating revenue [1]	4,467.9	4,015.9	452.0	11
Net investment income	73.2	71.5	1.7	2
Net realized gains on investments	33.0	12.9	20.1	NM	[2]

Total revenue	4,574.1	4,100.3	473.8	12
Benefit expense	3,359.9	3,036.6	323.3	11
Administrative expense	778.1	716.4	61.7	9
Interest expense	32.3	32.9	(0.6)	(2)
Amortization of other intangible assets	11.2	11.9	(0.7)	(6)

Total expense	4,181.5	3,797.8	383.7	10

Income before taxes and minority interest	392.6	302.5	90.1	30
Income taxes	95.9	109.8	(13.9)	(13)
Minority interest	1.1	1.0	0.1	10

Net income	$295.6	$191.7	$103.9	54%

Average basic shares outstanding (in millions)	137.9	138.7	(0.8)	(1)%
Average diluted shares outstanding (in millions)	142.4	141.3	1.1	1%
Basic net income per share	$2.14	$1.38	$0.76	55%
Diluted net income per share	$2.08	$1.36	$0.72	53%
Benefit expense ratio [3]	82.1%	82.2%		(10)	bp [4]
Administrative expense ratio [5]	17.4%	17.8%		(40)	bp [4]
Income before income taxes and minority interest as a percentage of total revenue [6]	8.6%	7.4%		120	bp [4]
Net income as a percentage of total revenue [7]	6.5%	4.7%		180	bp [4]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the three months ended March 31, 2004 and 2003 were $2,229.7 million and $1,658.1 million, respectively.

[2]	NM = Not meaningful.

[3]	Benefit expense ratio = Benefit expense ÷ Premiums.

[4]	bp = basis point; one hundred basis points = 1%.

[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.

[6]	Income before income taxes and minority interest as a percentage of total revenue = income before taxes and minority interest ÷ total revenue.

[7]	Net income as a percentage of total revenue = net income ÷ total revenue.

Premiums increased $396.1 million, or 11%, to $4,091.8 million in 2004, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Small Group and Individual businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers to self-funding arrangements, resulting in lower revenues. Our premium yields, net of buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 9.5% on a rolling 12-month basis as of March 31, 2004.

Administrative fees increased $38.3 million, or 13%, to $330.4 million in 2004, primarily due to increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare and Medicaid Services, or CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of this contract was substantially completed by June 30, 2003.

Other revenue is comprised principally of co-payments and deductibles associated with Anthem Prescription Management’s, or Anthem Prescription’s, sale of mail-order drugs. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. Other revenue increased $17.6 million, or 63%, to $45.7 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option.

Net investment income increased $1.7 million, or 2%, to $73.2 million in 2004. Our investment income was higher in 2004 due to the investment of additional assets from reinvestment of cash generated from operations, offset partially by a decrease in yields from new investments.

A summary of our net realized gains on investments is as follows:

	Three Months Ended March 31		$ Change
	2004	2003
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$33.4	$12.9	$20.5
Net realized gains from the sale of equity securities	0.4	—	0.4
Other-than-temporary impairments	(0.8)	—	(0.8)

Net realized gains on investments	$33.0	$12.9	$20.1

During 2004, we began reallocating securities in our fixed maturity portfolio, primarily to optimize after tax investment income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the three months ended March 31, 2004. As of March 31, 2004, we had pre tax, net unrealized gains of $267.7 million in our investment portfolio.

Benefit expense increased $323.3 million, or 11%, to $3,359.9 million in 2004. Included in the 2003 results was the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment, and a $6.3 million favorable adjustment for reduction of a case-specific reserve in our West segment. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. See “Cost of Care—12 Months Ended March 31, 2004 Compared to the 12 Months Ended March 31, 2003.” Our benefit expense ratio decreased 10 basis points from 82.2% in 2003 to 82.1% in 2004.

Administrative expense increased $61.7 million, or 9%, to $778.1 million in 2004, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefit increases. Partially offsetting these increases was a decrease in incentive compensation. Our administrative expense ratio decreased 40 basis points to 17.4% in 2004, primarily due to lower incentive compensation expenses, and our growth in operating revenue and the leveraging of costs over these higher revenues. Shift in funding arrangements in our mix of business from fully-insured to self-funded increased our administrative expense ratio by approximately 40 basis points in 2004.

Income tax expense decreased $13.9 million, or 13%, to $95.9 million in 2004. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool. Our effective tax rate should return to the 34% to 35% range in the remaining quarters of 2004.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains on investments, gain (loss) on sale of subsidiary operations, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 6 to our unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 included in this Form 10-Q. The discussions of segment results for the three months ended March 31, 2004 and 2003 presented below are based on operating gain and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related services for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$1,856.0	$1,622.1	$233.9	14%
Operating gain	$114.9	$110.6	$4.3	4%
Operating margin	6.2%	6.8%		(60	) bp
Membership (in 000s)	5,981	5,498	483	9%

Operating revenue increased $233.9 million, or 14%, to $1,856.0 million in 2004, primarily due to premium rate increases in our Local Large Group, National Accounts, and Federal Employee Program businesses. Also contributing to this growth were membership increases in our Small Group, Individual and National Accounts businesses.

Operating gain increased $4.3 million, or 4%, to $114.9 million, primarily due to improved underwriting results in our Medicare + Choice, Small Group and National Accounts businesses. Partially offsetting these improved results was the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003.

Membership increased 483,000, or 9%, primarily due to enrollment gains in our National Accounts, Small Group and Individual businesses.

East

Our East segment is comprised of health benefit and related services for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$1,176.7	$1,109.5	$67.2	6%
Operating gain	$74.6	$62.9	$11.7	19%
Operating margin	6.3%	5.7%		60	bp
Membership (in 000s)	2,653	2,582	71	3%

Operating revenue increased $67.2 million, or 6%, to $1,176.7 million in 2004, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. These increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funding arrangements, resulting in lower revenues.

Operating gain increased $11.7 million, or 19%, to $74.6 million in 2004, primarily due to improved underwriting results in our Local Large Group and Small Group businesses.

Membership increased 71,000, or 3%, primarily due to growth in our National Accounts business.

West

Our West segment is comprised of health benefit and related services for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$283.2	$253.0	$30.2	12%
Operating gain	$29.9	$25.9	$4.0	15%
Operating margin	10.6%	10.2%		40	bp
Membership (in 000s)	1,108	889	219	25%

Operating revenue increased $30.2 million, or 12%, to $283.2 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to operating revenue growth was higher membership, primarily in our Individual business.

Operating gain increased $4.0 million, or 15%, to $29.9 million in 2004, primarily due to improved underwriting results in our Local Large Group, Small Group and Individual businesses. Partially offsetting these improvements was a $6.3 million reduction of a Small Group case-specific reserve in 2003.

Spending on our current claims, enrollment and customer service technology is expected to continue throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating gain and operating margins are expected to decline in 2004 compared to those reported in 2003.

Membership increased 219,000, or 25%, primarily due to growth in National Accounts.

Southeast

Our Southeast segment is comprised of health benefit and related services for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$1,018.1	$913.4	$104.7	11%
Operating gain	$104.1	$70.3	$33.8	48
Operating margin	10.2%	7.7%		250	bp
Membership (in 000s)	2,777	2,567	210	8%

Operating revenue increased $104.7 million, or 11%, to $1,018.1 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses.

Operating gain increased $33.8 million, or 48%, to $104.1 million in 2004, primarily due to improved underwriting results in our Local Large Group and Small Group businesses. The Southeast segment benefited in 2004 from approximately $9.9 million of various unusual items that individually were not material to the results.

Membership increased 210,000, or 8%, to 2.8 million members in 2004, primarily due to growth in National Accounts and Local Large Group businesses.

Specialty

Our Specialty segment includes our group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Our Specialty segment’s summarized results of operations for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$254.1	$159.6	$94.5	59%
Operating gain	$17.1	$12.9	$4.2	33%
Operating margin	6.7%	8.1%		(140	) bp

Operating revenue increased $94.5 million, or 59%, to $254.1 million in 2004, primarily due to increased mail-order prescription volume and increased wholesale drug costs which are passed through to our customers at Anthem Prescription. Effective January 1, 2004, Anthem Prescription began providing pharmacy benefit management services to our Southeast segment. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the three months ended March 31, 2004, mail-order prescription volume increased 60% and retail prescription volume increased 52% compared to the three months ended March 31, 2003.

Operating gain increased $4.2 million, or 33%, to $17.1 million in 2004, primarily due to increased mail-order prescription volume. The improvement in operating gain was partially offset by integration expenses, along with investments to enhance customer service.

Our Specialty segment will continue efforts to expand sales to our existing health membership in order to provide our members a wider range of cost effective products. These integration activities will occur over the next several years, and the related costs will partially offset future margin expansion in the Specialty segment as integration costs are incurred.

Other

Our Other segment includes administration of Medicare programs in Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue from external customers	$43.0	$53.6	$(10.6)	(20)%
Elimination of intersegment revenues	(163.2)	(95.3)	(67.9)	71%

Total operating revenue	(120.2)	(41.7)	(78.5)	NM
Operating loss	$(10.7)	$(19.7)	$9.0	(46)%

Operating revenue from external customers decreased $10.6 million, or 20%, to $43.0 million in 2004, primarily due to the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $67.9 million, or 71%, reflecting additional sales by Anthem Prescription to our health segments.

Operating loss decreased $9.0 million, or 46%, to $(10.7) million in 2004, primarily due to lower incentive compensation expenses.

VI.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At March 31, 2004, this liability was $1,925.4 million and represented 25% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities in accordance with GAAP for both incurred but not reported and reported but not yet paid claims are determined for each of our business segments employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months, the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claim expense for those months based upon recent claim expense levels and health care trend levels, or “trend factors”.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based upon subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

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

Management regularly reviews its assumptions regarding our claim liabilities and makes adjustments to benefit expense when necessary. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior year development is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our March 31, 2004 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor[1]		Claim Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claim Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claim Liabilities
	($ in Millions)		($ in Millions)
(3)%	$148.0	(3)%	$(26.0)
(2)%	98.0	(2)%	(17.0)
(1)%	48.0	(1)%	(9.0)
1%	(47.0)	1%	9.0
2%	(94.0)	2%	17.0
3%	(139.0)	3%	26.0

[1]	Assumes (decrease) increase in the completion factors for the most recent four months

[2]	Assumes (decrease) increase in the claim trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our March 31, 2004 estimated claim liability and the actual claims paid, net income for the three months ended March 31, 2004 would increase or decrease by $14.6 million while basic net income per share would increase or decrease by $0.11 per share and diluted net income per share would increase or decrease by $0.10 per share.

Note 8 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K provides historical information regarding the accrual and payment of our unpaid claim liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claim expense as well as adjustments to prior year estimated accruals. In Note 8 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claim payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $226.1 million shown in Note 8 to our audited consolidated financial statements for the year ended December 31, 2003, represents an estimate based on paid claim activity from January 1, 2003 to December 31, 2003. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 90%, of the $226.1 million redundancy relates to claims incurred in calendar year 2002, with the remaining 10% related to claims incurred in 2001 and prior.

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

Additional review of Note 8 indicates that we are paying claims faster. The ratio of claims paid in the same year as incurred was 85.7% for 2003, 84.3% for 2002 and 83.1% for 2001. The increase is primarily attributable to our implementation of new systems, processes and improved electronic connectivity with our networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly.

We have not provided an unpaid claims progression for the three month period ended March 31, 2004, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or FAS 109. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in making this analysis.

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

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.32 per basic and diluted share, for the three months ended March 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carrryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have taxable income in future years to offset these carryforwards, therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with our various filing positions, we record additional tax liability for potential adverse tax outcomes that we judge to be appropriate. Based on our evaluation of our tax positions, we believe we have appropriately accrued for possible exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of March 31, 2004, the Internal Revenue Service continues its examination of two of our five open tax years.

For additional information, see Note 12 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2004 was $2,448.6 million and intangible assets were $1,215.8 million. The sum of goodwill and intangible assets represented 26% of our total consolidated assets and 58% of our consolidated shareholders’ equity at March 31, 2004.

We follow Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations to be accounted for using the purchase method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

Under FAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. We completed our annual impairment test of existing goodwill and other intangible assets (with indefinite lives) for the year ended December 31, 2003 during the fourth quarter of 2003. We did not incur any impairment losses related to any goodwill and other intangible assets (with indefinite lives) as a result of our annual impairment test.

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

For additional information, see Note 3 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

Investments

Total investment securities were $7,176.7 million at March 31, 2004 and represented 52% of our total consolidated assets at March 31, 2004. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

An impairment review of securities to determine if declines in fair value are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s fair value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets.

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

For additional information, see Note 4 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor a defined benefit pension plan for our employees which is accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets (described below). The effects on our computation of pension expense from the performance of the pension plan’s assets and changes in pension liabilities are amortized over future periods.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities. This allocation allows us to maximize the long-term return with a prudent level of risk. Plan assets are not invested in Anthem stock. As of our measurement date of September 30, 2003, we had approximately 66% of plan assets invested in equity securities, 31% in fixed maturity securities and 3% in other assets.

At March 31, 2004 our consolidated prepaid pension asset was $249.1 million. For the year ending December 31, 2004, we do not expect any required contributions under ERISA. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the three months ended March 31, 2004 and 2003, we recognized consolidated pretax pension expense of $9.8 million and $5.3 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $185.2 million at March 31, 2004.

At our last measurement date (September 30, 2003), we selected a discount rate of 6.25%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rate used to measure the expected cost of other benefits at our measurement date was 11.0% and was assumed to decline to 5.5% by 2009.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay in 2006 and beyond will be lower as a result of the new Medicare provisions. However, the retiree medical obligations and costs reported in the unaudited consolidated financial statements included in this Form 10-Q do not reflect the impact of this legislation. As permitted by Financial Accounting Standards Board Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have deferred the recognition of the impact of the new Medicare provisions due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

For additional information regarding Retirement Benefits, see Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 15 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2004 that had a material impact on our financial position, operating results or disclosures.

VII.    Liquidity and Capital Resources

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

Liquidity—Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

During the three months ended March 31, 2004, net cash flow provided by operating activities was $307.5 million, as compared to $249.0 million in 2003, an increase of $58.5 million.

Net cash flow used in investing activities was $115.9 million in 2004, compared to cash used of $401.6 million in 2003, a decrease in cash used of $285.7 million. The table below outlines the changes in investing cash flow between the two periods (in millions):

Decrease in net purchases of investments	$(295.4)
Decrease in purchases of subsidiaries	(1.1)
Increase in net purchases of property and equipment	10.8

Total decrease in cash used in investing activities	$(285.7)

The purchase of investment securities decreased as we retained cash for incentive compensation payments made in early April 2004 and for our pending merger with WellPoint, which is expected to close in mid-2004.

Net cash flow provided by financing activities was $30.2 million in 2004 compared to cash used in financing activities of $78.4 million in 2003. During 2004, we did not repurchase any shares of our common stock as we retained cash for our pending purchase of WellPoint. During 2003, we used $91.0 million of cash to repurchase shares of our common stock. Cash provided from the exercise of stock options and our employee stock purchase plan increased to $30.2 million in 2004 from $12.6 million in the same period of 2003.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments of $7.9 billion at March 31, 2004. Total cash, cash equivalents and investments increased by $483.3 million since December 31, 2003, primarily resulting from cash flows from operations and no share repurchases during 2004.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. During 2003, Anthem received $458.6 million of dividends from its subsidiaries. At March 31, 2004, Anthem held at the parent company approximately $651.0 million of our $7.9 billion of cash, cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 20.8% as of March 31, 2004 and 21.7% as of December 31, 2003.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $3.9 billion for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs. During October 2003, we obtained a commitment for a bridge loan of up to $3.0 billion. Additionally, as of March 31, 2004, we have $651.0 million of cash, cash equivalents and investments and access to $1.0 billion of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. At or near the closing of the WellPoint transaction expected in mid-2004, we plan to issue up to $2.0 billion of debt securities in a public offering to provide permanent financing. In addition, we expect to put in place an expanded $2.5 billion revolving credit facility, replacing our current $1.0 billion of credit facilities. Upon issuance of the $2.0 billion of debt securities and the increase of $1.5 billion in our revolving credit facilities, the $3.0 billion commitment for the bridge loan will be terminated. In addition, as part of the debt recapitalization associated with the WellPoint transaction, and using sources of liquidity described above, we may repurchase a portion of our surplus notes, subject to market conditions at that time.

During the first quarter of 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $800.0 million. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004. At March 31, 2004, Anthem recorded a liability of $14.8 million, representing the decline in market value since inception. The value of these hedge transactions will vary until the hedge is terminated in mid-2004. Should interest rates increase or decrease in the future, the estimated fair value of the hedges would increase or decrease accordingly.

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On July 1, 2003 a second facility was renewed which now expires June 29, 2004. Under this second facility, Anthem may borrow up to $600.0 million. Any amounts outstanding under this facility at June 29, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a one-year term loan at Anthem’s option. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of March 31, 2004. There were no borrowings under these facilities for the three months ended March 31, 2004.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the three months ended March 31, 2004.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of March 31, 2004, Anthem had $1.0 billion of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $425.0 million of dividends to be paid to Anthem during 2004. Anthem received $338.5 million of this expected $425.0 million in April 2004.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We currently have $282.8 million of authorization remaining under this program. We did not repurchase any shares of our common stock during the three months ended March 31, 2004.

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

For additional information on our future debt maturities and lease commitments, see Notes 5 and 14, respectively, to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

VII.    Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: interest rate risk, credit risk and market valuation risk. Our long term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. No material changes to any of these risks have occurred since December 31, 2003. For a more detailed discussion of our market risks relating to these activities, refer to Item 7A. Quantitative and Qualitative Disclosure About Market Risk included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

During the three months ended March 31, 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $800.0 million. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction, which is expected to close in mid-2004. At March 31, 2004, Anthem recorded a liability of $14.8 million, representing the decline in market value of the hedges since inception. The future fair value of these hedges will be effected by changes in market interest rates. We have evaluated the impact of the hedges’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $70.1 million increase in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $79.4 million decline in fair value.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture, filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-doctor health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL proceedings. This case is in the early stages of the pleadings.

Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. Motions to dismiss or to send the case to binding arbitration, per the provider contracts, were filed. The Ohio court overruled the motions on January 21, 2003. Defendants have appealed. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. The Ohio Supreme Court accepted the case for review on April 13, 2004.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

                   EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	Form 8-K furnished, not filed, on January 12, 2004 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectation previously reported would be confirmed.

2.	Form 8-K furnished, not filed, on January 29, 2004 attaching a press release reporting financial results for the fourth quarter and full year ended December 31, 2003.

3.	Form 8-K furnished, not filed, on March 1, 2004 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

4.	Form 8-K furnished, not filed, on March 15, 2004 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC.
Registrant

By:	/s/ MICHAEL L. SMITH
Michael L. Smith
Executive Vice President and
Chief Financial and Accounting Officer
(Principal Financial Officer, Chief Accounting
Officer and Duly Authorized Officer)

Date: April 28, 2004

INDEX TO EXHIBITS

Exhibit Number			Document
10.25	*	(iv)	Fourth Amendment to Anthem’s 401(k) Long Term Savings Investment Plan, dated to be effective January 1, 2002.

		(v)	Fifth Amendment to Anthem’s 401(k) Long Term Savings Investment Plan, dated to be effective January 1, 2004.

		(vi)	Sixth Amendment to Anthem’s 401(k) Long Term Savings Investment Plan, dated to be effective January 1, 2004.

		(vii)	Seventh Amendment to Anthem’s 401(k) Long Term Savings Investment Plan, dated to be effective January 31, 2004.

31.1			Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.