Form 10-Q
period 2004-06-30
ANTHEM INC
filed 2004-08-05
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 26, 2004
Common Stock, $0.01 par value	139,611,447 shares

Anthem, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2004

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anthem, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$6,241.9	$6,721.5
Equity securities	200.4	193.7

	6,442.3	6,915.2
Cash and cash equivalents	1,090.4	464.5
Premium and self-funded receivables	1,112.8	1,068.4
Reinsurance receivables	99.2	96.9
Other receivables	247.4	254.0
Income tax receivables	47.2	8.6
Other current assets	103.6	57.4

Total current assets	9,142.9	8,865.0

Restricted cash and investments	59.1	58.3
Property and equipment	499.0	510.5
Goodwill	2,446.9	2,450.1
Other intangible assets	1,204.6	1,227.0
Prepaid pension benefits	238.8	258.3
Other noncurrent assets	67.2	69.4

Total assets	$13,658.5	$13,438.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,882.8	$1,866.8
Future policy benefits	370.4	372.6
Other policyholder liabilities	503.4	505.0

Total policy liabilities	2,756.6	2,744.4
Unearned income	384.7	411.1
Accounts payable and accrued expenses	354.5	493.4
Bank overdrafts	428.6	401.7
Income taxes payable	16.8	147.6
Other current liabilities	456.4	573.3

Total current liabilities	4,397.6	4,771.5

Long term debt, less current portion	1,664.6	1,662.8
Postretirement benefits	185.1	188.4
Deferred income taxes	487.8	524.8
Other noncurrent liabilities	360.3	291.2

Total liabilities	7,095.4	7,438.7

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 2004, 139,451,889; 2003, 137,641,034	1.4	1.4
Additional paid in capital	4,829.3	4,708.7
Retained earnings	1,687.8	1,154.3
Unearned restricted stock compensation	(2.4)	(3.2)
Accumulated other comprehensive income	47.0	138.7

Total shareholders’ equity	6,563.1	5,999.9

Total liabilities and shareholders’ equity	$13,658.5	$13,438.6

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues
Premiums	$4,150.4	$3,736.2	$8,242.2	$7,431.9
Administrative fees	336.3	289.9	666.7	582.0
Other revenue	45.6	33.1	91.3	61.2

Total operating revenue	4,532.3	4,059.2	9,000.2	8,075.1
Net investment income	70.7	65.6	143.9	137.1
Net realized gains (losses) on investments	1.5	(10.4)	34.5	2.5

	4,604.5	4,114.4	9,178.6	8,214.7

Expenses
Benefit expense	3,399.4	3,017.3	6,759.3	6,053.9
Administrative expense	798.5	773.9	1,576.6	1,490.3
Interest expense	32.2	32.8	64.5	65.7
Amortization of other intangible assets	11.2	11.8	22.4	23.7

	4,241.3	3,835.8	8,422.8	7,633.6

Income before income taxes and minority interest	363.2	278.6	755.8	581.1

Income taxes	124.8	99.9	220.7	209.7
Minority interest	0.5	1.4	1.6	2.4

Net income	$237.9	$177.3	$533.5	$369.0

Net income per share
Basic	$1.72	$1.28	$3.86	$2.66

Diluted	$1.66	$1.25	$3.74	$2.61

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In Millions, Except Share Data)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	137,641,034	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

Net income	–	–	–	533.5	–	–	533.5
Change in net unrealized losses on investments	–	–	–	–	–	(112.5)	(112.5)
Change in fair value of cash flow hedge	–	–	–	–	–	20.8	20.8

Comprehensive income							441.8
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,810,855	–	120.6	–	0.8	–	121.4

Balance at June 30, 2004	139,451,889	$1.4	$4,829.3	$1,687.8	$(2.4)	$47.0	$6,563.1

Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3

Net income	–	–	–	369.0	–	–	369.0
Change in net unrealized gains on investments	–	–	–	–	–	77.6	77.6

Comprehensive income							446.6
Repurchase and retirement of common stock	(1,820,800)	–	(62.2)	(45.6)	–	–	(107.8)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,029,494	–	32.2	–	1.0	–	33.2

Balance at June 30, 2003	138,540,826	$1.4	$4,732.2	$804.7	$(4.3)	$200.3	$5,734.3

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In Millions)	2004	2003

Operating activities
Net income	$533.5	$369.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(34.5)	(2.5)
Depreciation, amortization and accretion	121.5	118.5
Deferred income taxes	15.7	101.0
Changes in operating assets and liabilities, net of effect of purchases and divestitures:
Restricted cash and investments	(1.9)	(5.0)
Receivables	(34.6)	(136.7)
Other assets	(10.1)	(14.4)
Policy liabilities	12.2	26.3
Unearned income	(26.4)	8.2
Accounts payable and accrued expenses	(138.9)	(97.4)
Other liabilities	(38.9)	48.1
Income taxes	(124.5)	(20.9)

Cash provided by operating activities	273.1	394.2

Investing activities
Purchases of investments	(3,068.7)	(2,602.2)
Sales or maturities of investments	3,431.2	2,122.0
Purchases of subsidiaries, net of cash acquired	–	(4.1)
Sale of subsidiary, net of cash sold	–	(2.8)
Proceeds from sale of property and equipment	0.2	4.2
Purchases of property and equipment	(52.6)	(54.0)

Cash provided by (used in) investing activities	310.1	(536.9)

Financing activities
Repurchase and retirement of common stock	–	(107.8)
Proceeds from exercise of stock options and employee stock purchase plan	42.7	31.5

Cash provided by (used in) financing activities	42.7	(76.3)

Change in cash and cash equivalents	625.9	(219.0)
Cash and cash equivalents at beginning of period	464.5	694.9

Cash and cash equivalents at end of period	$1,090.4	$475.9

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2004

(Dollars in Millions, Except Share Data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. (“Anthem”) and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been recorded. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Under the Merger Agreement, WellPoint’s stockholders will receive twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. Regulatory and other approvals have been obtained from the SEC, the Department of Justice, the Blue Cross Blue Shield Association, Anthem shareholders, WellPoint stockholders, and all necessary state regulatory agencies except California. On July 23, 2004, the California Department of Managed Health Care (“DMHC”) approved the merger. Also on July 23, 2004, the California Department of Insurance (“DOI”) Commissioner disapproved the merger. Anthem has carefully reviewed the California DOI Commissioner’s decision and on August 3, 2004 filed a Writ of Mandate in the Superior Court of the State of California. Anthem will continue to evaluate all other available options. It is currently not known when the transaction will close.

As of June 30, 2004, the Company had capitalized $15.9 of direct costs associated with the WellPoint merger. If Anthem is unable to complete the WellPoint transaction, these capitalized costs will be expensed.

3.  Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of common stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. The Company did not repurchase any shares during the three or six months ended June 30, 2004. As of June 30, 2004, $282.8 remains authorized for future repurchases. Subject to SEC guidelines, the Company resumed repurchasing shares during the third quarter of 2004.

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

For the six months ended June 30, 2004, 859,187 stock options were exercised, at an average exercise price of $35.51 per share, pursuant to both the Stock Plan and the former Trigon Stock Plans, for aggregate total proceeds to the Company of $30.5. For the six months ended June 30, 2003, 854,537 stock options were exercised, with total proceeds to the Company of $20.6.

During the six months ended June 30, 2004, the Company granted stock options to purchase 1,986,025 shares to certain eligible employees. The weighted average exercise price of these options was $88.36 per share, the fair value of Anthem’s common stock on the grant date. During the six months ended June 30, 2003, the Company granted stock options to purchase 1,806,750 shares to certain eligible employees. The weighted average exercise price of these options was $71.61 per share, the fair value of Anthem’s common stock on the grant date. These stock options will vest and expire over terms set by the Compensation Committee of the Board of Directors.

During the six months ended June 30, 2004, the Company granted 790,448 shares of stock, including 691,844 shares of restricted stock and 84,218 shares of Anthem common stock under the Company’s 2001 Long Term Incentive Plan. The Company also granted 7,526 shares of restricted stock to Anthem Southeast employees under long-term incentive agreements and 1,194 shares of Anthem common stock to non-employee directors at the fair value of Anthem’s common stock on the grant date. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of Anthem’s common stock at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense related to vesting restricted stock was $0.6 and $1.2 for the three and six months ended June 30, 2004, respectively. Compensation expense for the three and six months ended June 30, 2003 was $0.5 and $1.1, respectively.

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

Employee Stock Purchase Plan

Employee purchases under the Employee Stock Purchase Plan were 184,990 shares, with a total purchase amount of $12.2 during the six months ended June 30, 2004. For the six months ended June 30, 2003, total shares purchased were 222,062 in the amount of $10.9. As of June 30, 2004, payroll deductions of $1.4 have been accumulated toward purchases for the three-month period ending August 31, 2004. Beginning September 1, 2004, the Company will change its Employee Stock Purchase Plan purchase date to coincide with the calendar quarter end. This will result in a one-time, four-month purchase period from September 1, 2004 to December 31, 2004.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Reported net income	$237.9	$177.3	$533.5	$369.0
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.4	0.4	0.8	0.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(7.8)	(5.8)	(14.1)	(10.6)

Pro forma net income	$230.5	$171.9	$520.2	$359.1

Earnings per share:
Basic – as reported	$1.72	$1.28	$3.86	$2.66
Basic – pro forma	$1.66	$1.24	$3.76	$2.59

Diluted – as reported	$1.66	$1.25	$3.74	$2.61
Diluted – pro forma	$1.61	$1.21	$3.65	$2.53

4.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Denominator for basic earnings per share – weighted average shares	138,499,569	138,204,992	138,205,790	138,452,556
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	1,999,715	1,286,964	1,631,817	1,265,221
Shares to be contingently issued under long term incentive plan	–	383,155	385,911	191,578
Incremental shares from conversion of Equity Security Unit purchase contracts	2,668,396	2,045,009	2,572,706	1,722,317

Denominator for diluted earnings per share	143,167,680	141,920,120	142,796,224	141,631,672

The shares to be contingently issued under Anthem’s long term incentive plan were issued on April 2, 2004.

5.  Income Taxes

As a result of legislation enacted in Indiana on March 16, 2004, Anthem recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.31 per basic and diluted share, for the six months ended June 30, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes, will likely not be utilized. There is no carrryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

6.  Segment Information

Financial data by reportable segment for the three and six months ended June 30, 2004 and 2003 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2004
Operating revenue from external customers	$1,901.0	$1,196.0	$281.0	$1,025.9	$82.0	$46.4	$4,532.3
Intersegment revenues	4.4	(18.2)	(0.8)	2.3	193.9	(181.6)	–
Operating gain (loss)	129.8	74.7	23.8	103.5	18.3	(15.7)	334.4

Three Months Ended June 30, 2003
Operating revenue from external customers	1,641.8	1,128.7	253.3	929.1	61.1	45.2	4,059.2
Intersegment revenues	2.8	(11.7)	1.2	2.4	118.5	(113.2)	–
Operating gain (loss)	104.1	74.5	21.4	91.1	16.0	(39.1)	268.0

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Six Months Ended June 30, 2004
Operating revenue from external customers	$3,753.0	$2,390.4	$563.8	$2,042.3	$161.2	$89.5	$9,000.2
Intersegment revenues	8.4	(35.9)	(0.4)	4.0	368.8	(344.9)	–
Operating gain (loss)	244.7	149.3	53.7	207.6	35.4	(26.4)	664.3

Six Months Ended June 30, 2003
Operating revenue from external customers	3,261.5	2,250.3	505.3	1,841.8	117.4	98.8	8,075.1
Intersegment revenues	5.2	(23.8)	2.2	3.1	221.8	(208.5)	–
Operating gain (loss)	214.7	137.4	47.3	161.4	28.9	(58.8)	530.9

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Reportable segments operating revenues	$4,532.3	$4,059.2	$9,000.2	$8,075.1
Net investment income	70.7	65.6	143.9	137.1
Net realized gains (losses) on investments	1.5	(10.4)	34.5	2.5

Total revenues	$4,604.5	$4,114.4	$9,178.6	$8,214.7

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Reportable segments operating gain	$334.4	$268.0	$664.3	$530.9
Net investment income	70.7	65.6	143.9	137.1
Net realized gains (losses) on investments	1.5	(10.4)	34.5	2.5
Interest expense	(32.2)	(32.8)	(64.5)	(65.7)
Amortization of other intangible assets	(11.2)	(11.8)	(22.4)	(23.7)

Income before income taxes and minority interest	$363.2	$278.6	$755.8	$581.1

7.  Debt and Commitments

Anthem will have cash requirements of approximately $4,000.0 for the pending transaction with WellPoint (see Note 2), including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. Additionally, as of June 30, 2004, Anthem had $1,034.3 of cash, cash equivalents and investments and access to $1,000.0 of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005.

On July 1, 2003, Anthem renewed its $600.0 revolving credit facility, which expired on June 29, 2004. On June 28, 2004, the maturity date of the $600.0 revolving credit facility was extended from June 29, 2004 to

August 31, 2004. Any amounts outstanding under this facility at August 31, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a term loan at Anthem’s option, which expires on July 29, 2005. There were no material changes in terms, including required compliance with certain covenants, from the previous facility. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. There were no borrowings under any of these facilities during the three and six months ended June 30, 2004.

There were no borrowings under Anthem’s commercial paper program during the three or six months ended June 30, 2004 and 2003.

The debentures included in Equity Security Units will be remarketed on or about August 15, 2004. The interest rate on the debentures will be reset on the third business day preceding August 15, 2004, effective for interest to be accrued from August 15, 2004 to November 15, 2006. The reset rate will be the interest rate on the debentures determined by the reset agent to be sufficient to cause the then current aggregate market value of all then outstanding debentures to be equal to 100.5% of the remarketing value.

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

Cash Flow Hedges

During the six months ended June 30, 2004, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $1,000.0. The objective of these hedges is to eliminate the variability of cash flows in the interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction.

During the three and six months ended June 30, 2004, no gain or loss from hedge ineffectiveness was recorded to earnings and the hedges remain in place in anticipation of the merger with WellPoint and financing arrangements related to the merger. At June 30, 2004, the fair value of the hedges was $32.0. Accordingly, at June 30, 2004, the Company recorded an asset of $32.0, a deferred tax liability of $11.2 and accumulated other comprehensive income of $20.8. On July 30, 2004, the Company terminated the hedges. The fair value of the hedges was $20.3 at termination.

Following the expected issuance of debt securities, any balances in accumulated other comprehensive income will be amortized into earnings over the life of the debt securities. As of June 30, 2004, the total amount of such amortization over the next twelve months would decrease interest expense by approximately $2.5. This estimate is subject to change based upon changes in interest rates prior to settlement of the swaps. If it becomes probable that the forecasted interest payments will not occur within the anticipated time period, the fair value of the cash flow hedges will be reclassified from accumulated other comprehensive income to earnings.

9.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$237.9	$177.3	$533.5	$369.0
Change in net unrealized gains (losses) on investments	(146.9)	78.8	(112.5)	77.6
Change in fair value of cash flow hedge	30.4	–	20.8	–

Comprehensive income	$121.4	$256.1	$441.8	$446.6

10.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$11.7	$10.8	$1.0	$0.6
Interest cost	13.2	13.0	3.7	3.4
Expected return on assets	(17.0)	(18.2)	(0.7)	(0.6)
Amortization of prior service cost	2.7	(0.2)	(1.1)	(1.8)

Net periodic benefit cost	$10.6	$5.4	$2.9	$1.6

	Six Months Ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$23.3	$21.6	$2.0	$1.2
Interest cost	26.3	25.9	7.4	6.8
Expected return on assets	(34.6)	(36.3)	(1.3)	(1.2)
Amortization of prior service cost	5.4	(0.5)	(2.4)	(3.5)

Net periodic benefit cost	$20.4	$10.7	$5.7	$3.3

The Company does not expect any required contributions under ERISA for the year ending December 31, 2004. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Anthem did not make any contributions to its pension plan during the three or six months ended June 30, 2004.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the retiree medical benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported in the accompanying consolidated financial statements do not reflect the impact of this legislation. As permitted by Financial Accounting Standards Board Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements

Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred the recognition of the impact of the new Medicare provisions at December 31, 2003. During 2004, FSP 106-2 was issued and included final guidance on accounting for the provisions of this legislation. As required by FSP 106-2, Anthem will account for the impact in the quarter ending September 30, 2004. The impact of adopting FSP 106-2, while accretive to earnings, is not expected to be material to the consolidated financial statements.

11.  Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. One such proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. The Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. The Eleventh Circuit has scheduled the appeal for oral argument on August 11, 2004.

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

On July 19, 2001, the Connecticut state court suit was certified as a class action as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with the Company and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. The Company appealed the class certification decision, and on September 22, 2003, the Connecticut Supreme Court reversed the class certification decision, and remanded the matter back to the trial court for further proceedings. On June 16, 2004, the trial court certified a class as to four claims. The class claims certified are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians; and alleged provider profiling by the Company. An appeal of the class certification decision was filed on July 6, 2004.

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

On September 26, 2002, Anthem was added as a defendant to a MDL class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Other defendants include Humana, Aetna, Cigna, Coventry, Health Net, PacifiCare, Prudential, United and WellPoint. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal. The appeal was argued to the Eleventh Circuit panel on September 11, 2003; a ruling will be issued in due course.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. This case has been assigned to Judge Moreno in Miami, and is in the early stages of pleading.

On May 8, 2003, in a case titled Dr. Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal court in Portland, Oregon, naming several Blue Cross Blue Shield Plans, including the Company, as well as several commercial insurers. This case also alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL proceedings.

On October 17, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Cigna, et al., several chiropractors and a podiatrist, along with chiropractic and podiatric associations, filed suit in federal court in Miami, Florida, against ten managed care corporations, including the Company. The suit alleges that the companies violated RICO and challenges many of the same practices as other suits in the MDL. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL proceedings.

On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL. This case has been transferred to the MDL docket and is now assigned to Judge Moreno. This case is in the early stages of the pleadings.

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture, filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-doctor health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL proceedings. This case has been stayed as a tag-along case in the MDL proceedings.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

On March 11, 1998, Anthem Insurance Companies, Inc. (“Anthem Insurance”) and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in the Licking County Court of Common Pleas in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. In December 2001, CIC paid $2.5 in compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. In March 2003, Anthem Insurance and CIC paid punitive damages of $30.0 plus interest. Following the March 2003 payment and Satisfaction of Judgment, this matter has been terminated and in March 2003, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the six months ended June 30, 2003.

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court. Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. The Court accepted the case for review on April 13, 2004. In the Kentucky case, oral argument is set for August 11, 2004, before the Kentucky Court of Appeals. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs filed a renewed motion for class certification, which was heard and rejected on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

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

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

Other Contingencies

The Company serves as a fiscal intermediary for Medicare Parts A and B. The fiscal intermediaries for these programs receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by the Federal Centers for Medicare & Medicaid Services, formerly the Health Care Financing Administration. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. While the Company believes it is currently in compliance in all material respects with the regulations governing fiscal intermediaries, there are ongoing reviews by the federal government of the Company’s activities under certain of its Medicare fiscal intermediary contracts.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—June 30, 2004 Compared to June 30, 2003

IV.	Cost of Care—12 Months Ended June 30, 2004 Compared to the 12 Months Ended June 30, 2003

V.	Results of Operations—Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

VI.	Results of Operations—Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Overview

We are one of the nation’s leading health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross and Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of June 30, 2004, we provided health benefit services to more than 12.6 million members.

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

In addition to our four health business segments, our reportable segments include a Specialty segment that is comprised of businesses providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Our Specialty segment provides products and services to all of our health segments, and is not delineated by geography.

Our Other segment is comprised of AdminaStar Federal, which administers Medicare programs in multiple states, including Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; intersegment revenue and expense eliminations; and corporate expenses not allocated to our health or Specialty segments.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and six months ended June 30, 2004 and 2003 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2004.

II.    Significant Transactions

On October 27, 2003, we and WellPoint Health Networks Inc., or WellPoint, announced that we entered into a definitive agreement and plan of merger, or Merger Agreement, pursuant to which WellPoint will merge into our wholly-owned subsidiary. Effective with this merger, we will change our name to WellPoint, Inc. WellPoint offers a broad spectrum of network-based managed care plans through its subsidiaries, which include those operating under the trade names of Blue Cross of California, Blue Cross Blue Shield of Georgia, Blue Cross Blue Shield of Missouri, Blue Cross Blue Shield United of Wisconsin, HealthLink and UNICARE. WellPoint’s managed care plans include PPOs, HMOs, POSs, traditional indemnity and other hybrid plans. In addition, WellPoint offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. WellPoint also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of our common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16.4 billion based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. Regulatory and other approvals have been obtained from the Securities Exchange Commission, the Department of Justice, the Blue Cross Blue Shield Association, Anthem shareholders, WellPoint stockholders, and all necessary state regulatory agencies except California. On July 23, 2004, the California Department of Managed Health Care, or DMHC, approved the merger. Also on July 23, 2004, the California Department of Insurance, or DOI, Commissioner disapproved the merger. Anthem has carefully reviewed the California DOI Commissioner’s decision and filed a Writ of Mandate in the Superior Court of the State of California. Anthem will continue to evaluate all other available options. It is currently not known when the transaction will close.

As of June 30, 2004, Anthem had capitalized $15.9 million of direct costs associated with the WellPoint merger. If Anthem is unable to complete the WellPoint transaction, these capitalized costs will be expensed.

WellPoint reported the following unaudited financial results for the six months ended June 30, 2004 and 2003 and as of June 30, 2004 (unaudited) and December 31, 2003:

	Six Months Ended June 30
	2004	2003
	($ in Millions)
Total revenues	$11,426.6	$9,781.1
Net income	595.2	417.5

	June 30, 2004	December 31, 2003
	($ in Millions)
Assets	$15,053.5	$14,788.7
Liabilities	8,836.9	9,358.7
Stockholders’ equity	6,216.6	5,430.0

III.    Membership—June 30, 2004 Compared to June 30, 2003

Our membership includes seven different customer types: Local Large Group, Small Group, Individual, National Accounts, Medicare Advantage, Federal Employee Program and Medicaid.

•	Local Large Group consists of those customers with 51 or more employees eligible to participate as a member in one of our health plans.

•	Small Group consists of those customers with one to 50 eligible employees.

•	Individual members include those who are under age 65 as well as members who are age 65 and over and have purchased Medicare Supplement benefit coverage.

•	National Accounts customers are multi-state employer groups headquartered in an Anthem service area with 1,000 or more eligible employees, including 50 or more located in a service area where Anthem is not a BCBSA licensee. Included within the National Accounts business are customers who represent enrollees of other Blue Cross and Blue Shield Plans, or the “home” plans, who receive health care services in our Blue Cross and Blue Shield licensed markets. These customers are primarily BlueCard members.

•	Medicare Advantage members (age 65 and over) have enrolled in coverages that are managed care alternatives for the Medicare program.

•	The Federal Employee Program, or FEP, provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Medicaid membership represents eligible members with state sponsored managed care alternatives in the Medicaid programs that we manage for the states of Connecticut and Virginia.

BlueCard membership, reported with National Accounts membership, is calculated based on the amount of BlueCard administrative fees we receive from the BlueCard members’ home plans. We perform certain administrative functions for BlueCard members, while other administrative functions, including maintenance of enrollment information, is performed by the home plan. The administrative fees we receive are based on one of two methods of reimbursement. Accordingly, we calculate our BlueCard membership based on each method of reimbursement. The first method of reimbursement is derived from the number and type of claims we process, both institutional and professional, and a portion of the network discount on those claims. To calculate BlueCard membership from this reimbursement method, administrative fees are divided by an average per member per month, or PMPM, factor. The average PMPM factor is determined using a historical average administrative fee per claim and an average number of claims per member per year based on our experience and BCBSA guidelines. The second method of reimbursement is a negotiated per contract basis. To calculate BlueCard membership from this reimbursement method, the number of contracts in force are multiplied by an assumed member per contract ratio. We continually review our assumptions used in these calculations and may refine the calculation from time to time.

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

The renewal patterns of our fully-insured Local Large Group and Small Group business are as follows: approximately 40% of renewals occur during the first quarter, approximately 20% of renewals occur during the second quarter, approximately 25% of renewals occur during the third quarter and approximately 15% of renewals occur during the fourth quarter. These renewal patterns have remained relatively consistent over the past several years and allow us to adjust our pricing and benefit plan designs in response to market conditions throughout the year.

The following table presents our health membership by customer type, funding arrangement and segment as of June 30, 2004 and 2003. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	June 30
	2004	2003	Change	%
Customer Type	(In Thousands)
Local Large Group	3,875	3,857	18	–%
Small Group	1,290	1,195	95	8
Individual	1,259	1,155	104	9
National Accounts [1]	5,185	4,523	662	15
Medicare Advantage	92	97	(5)	(5)
Federal Employee Program	712	697	15	2
Medicaid	219	217	2	1

Total	12,632	11,741	891	8%

Funding Arrangement
Self-funded	7,037	6,279	758	12%
Fully-insured	5,595	5,462	133	2

Total	12,632	11,741	891	8%

Segment
Midwest	6,021	5,597	424	8%
East	2,679	2,611	68	3
West	1,109	912	197	22
Southeast	2,823	2,621	202	8

Total	12,632	11,741	891	8%

1 Includes 3,069 BlueCard members as of June 30, 2004 and 2,788 BlueCard members as of June 30, 2003.

During the twelve months ended June 30, 2004, total membership increased approximately 891,000, or 8%, primarily in our National Accounts and Individual businesses. Our National Accounts membership increased

662,000, or 15%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. Individual business membership increased 104,000, or 9%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 758,000, or 12%, primarily due to increases in our National Accounts business. Fully-insured membership increased by 133,000 members, or 2%, primarily in our Small Group and Individual businesses. In addition, we experienced a change in our mix of business by funding arrangement as certain Local Large Group customers shifted from fully-insured to self-funded during the 12 months ended June 30, 2004. The proportion of members enrolled in self-funded health care products increased to 56% at June 30, 2004 compared to 53% at June 30, 2003. This shift in funding arrangements did not have a material impact on our financial results for the three and six months ended June 30, 2004.

IV.    Cost of Care—12 Months Ended June 30, 2004 Compared to the 12 Months Ended June 30, 2003

The following discussion summarizes our aggregate cost of care trends for the 12-month period ended June 30, 2004 compared to the 12-month period ended June 30, 2003, for our Local Large Group and Small Group fully-insured businesses only. Membership in these two customer groups represented approximately 60% of our premium income for the twelve months ended June 30, 2004. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was approximately 10%, driven primarily by increased professional services costs and outpatient services costs.

The components of our aggregate cost of care trends as of June 30, 2004 are as follows:

	Cost of care trend	Percent of cost of care expense
Inpatient services	10%	21%
Outpatient services	12	24
Professional services	9	36
Pharmacy	11	19

We believe that our aggregate cost of care trends will range from 9.5% to 10.5% in 2004, an increase from 9% for the 12 months ended December 31, 2003, primarily due to expected increases in our 2004 pharmacy costs. Pharmacy cost trends are increasing from 2003 as certain favorable events are not expected to recur in 2004. These favorable events include the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002, pharmacy re-contracting, and the impact of a study which concluded that hormone replacement therapy for most post-menopausal women is not recommended. In addition, we expect to see more utilization of and unit price increases for drugs that manage high cholesterol in light of several clinical studies recommending expanded use of these drugs to reduce heart disease.

Inpatient services cost trends increased approximately 10%. About 70% of this trend resulted from unit cost increases and about 30% resulted from utilization increases. The unit cost increases were primarily due to implementation of new provider contracts which include higher levels of reimbursement and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. In response to increasing inpatient services costs, we have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as congestive heart failure, coronary artery disease and diabetes, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety.

Outpatient services cost trends increased approximately 12%, driven approximately 55% by unit cost increases and 45% by utilization increases. Unit costs per visit increased as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include contracting strategies using fixed rate fee schedules, plan design changes to include new or higher co-payments for certain outpatient services, selective contracting with freestanding specialty facilities, expansion of our radiology management network program and broader use of national contracting programs. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures.

Professional services cost trends increased approximately 9%, driven approximately 50% by unit cost increases and approximately 50% by utilization increases. Unit cost increases were driven primarily by increases in physician reimbursement schedules. In response to increasing professional services costs, we continue to promote and implement performance-based contracts that reward clinical outcomes and quality; develop clinical affiliations to advance uniform, evidence-based medical care and preventive guidelines; and expand our collaborative relationships with professional medical societies. Utilization increases were driven primarily by increases in physician office visits, radiology procedures and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists.

Pharmacy benefit cost trends increased approximately 11%, driven approximately 75% by unit cost increases and approximately 25% by utilization increases. Unit costs were increased primarily by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. Price increases on existing brand drugs have been seen particularly in those therapeutic classes of drugs designed to reduce cholesterol and anti-depressants, our two largest categories of drugs based on overall expenses. Partially offsetting this unit cost growth is an increase in the use of generic alternatives to branded drugs and price reduction on certain older generic drugs. Expanded physician prescriptions of drugs that manage chronic conditions such as high cholesterol, gastrointestinal disease and depression has resulted in increased utilization trends.

In response to increasing pharmacy benefit costs, we are continuing to modify plan designs and we have recontracted with retail pharmacies in an effort to optimize pricing. We have also expanded several clinical initiatives designed to improve quality such as drug utilization review, programs to detect and prevent misuse of prescription drugs and programs designed to educate physicians and members about the appropriate use of antibiotics. In addition, we continually evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

V.        Results of Operations—Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Our consolidated results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)

Premiums	$4,150.4	$3,736.2	$414.2	11%
Administrative fees	336.3	289.9	46.4	16
Other revenue	45.6	33.1	12.5	38

Total operating revenue [1]	4,532.3	4,059.2	473.1	12
Net investment income	70.7	65.6	5.1	8
Net realized gains (losses) on investments	1.5	(10.4)	11.9	NM2

Total revenue	4,604.5	4,114.4	490.1	12

Benefit expense	3,399.4	3,017.3	382.1	13
Administrative expense	798.5	773.9	24.6	3
Interest expense	32.2	32.8	(0.6)	(2)
Amortization of other intangible assets	11.2	11.8	(0.6)	(5)

Total expense	4,241.3	3,835.8	405.5	11

Income before taxes and minority interest	363.2	278.6	84.6	30

Income taxes	124.8	99.9	24.9	25
Minority interest	0.5	1.4	(0.9)	(64)

Net income	$237.9	$177.3	$60.6	34%

Average basic shares outstanding (in millions)	138.5	138.2	0.3	–%
Average diluted shares outstanding (in millions)	143.2	141.9	1.3	1%
Basic net income per share	$1.72	$1.28	$0.44	34%
Diluted net income per share	$1.66	$1.25	$0.41	33%

Benefit expense ratio [3]	81.9%	80.8%		110 bp [4]
Administrative expense ratio [5]	17.6%	19.1%		(150) bp [4]
Income before income taxes and minority interest as a percentage of total revenue [6]	7.9%	6.8%		110 bp [4]
Net income as a percentage of total revenue [7]	5.2%	4.3%		90 bp [4]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the three months ended June 30, 2004 and 2003 were $2,401.9 million and $1,884.9 million, respectively.
[2]	NM = Not meaningful.
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.

[4]	bp = basis point; one hundred basis points = 1%.
[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.
[6]	Income before income taxes and minority interest as a percentage of total revenue = income before taxes and minority interest ÷ total revenue.
[7]	Net income as a percentage of total revenue = net income ÷ total revenue.

Premiums increased $414.2 million, or 11%, to $4,150.4 million in 2004, primarily due to premium rate increases in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Small Group and Individual businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers to self-funding arrangements, resulting in lower revenues. Our premium yields, net of buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 9% on a rolling 12-month basis as of June 30, 2004.

Administrative fees increased $46.4 million, or 16%, to $336.3 million in 2004, primarily due to increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. Administrative fees also increased in comparison to 2003 due to a $6.0 million increase in reserves for provider recoveries in our Midwest segment recorded in 2003.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by Anthem Prescription Management, or Anthem Prescription. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. Other revenue increased $12.5 million, or 38%, to $45.6 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment.

Net investment income increased $5.1 million, or 8%, to $70.7 million in 2004. Our investment income increased in 2004, due to the investment of additional assets from reinvestment of cash generated from operations, offset partially by a decrease in yields from new investments. Yields are lower in part due to an increased allocation of tax exempt securities in 2004, which is expected to enhance after tax investment income.

A summary of our net realized gains (losses) on investments is as follows:

	Three Months Ended June 30
	2004	2003	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$1.5	$13.6	$(12.1)
Net realized gains from the sale of equity securities	0.5	0.3	0.2
Other-than-temporary impairments	–	(23.3)	23.3
Loss on sale of subsidiary operations	(0.5)	(1.0)	0.5

Net realized gains (losses) on investments	$1.5	$(10.4)	$11.9

Other-than-temporary impairments recognized in 2003 were substantially related to our equity investments, primarily due to the length of time that the securities’ fair value had been less than cost. As of June 30, 2004, we had pre tax, net unrealized gains of $42.8 million in our investment portfolio.

Benefit expense increased $382.1 million, or 13%, to $3,399.4 million in 2004. Included in the 2003 results was a $31.7 million net favorable prior year reserve development, primarily in our Southeast and Midwest segments. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. See “Cost of Care—12 Months Ended June 30, 2004 Compared to the 12 Months Ended June 30, 2003.” Our benefit expense ratio increased 110 basis points from 80.8% in 2003 to 81.9% in 2004, due primarily to the $31.7 million net favorable prior year reserve development and lower than anticipated medical costs in 2003.

Administrative expense increased $24.6 million, or 3%, to $798.5 million in 2004, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefit increases. Partially offsetting these increases were lower incentive compensation expenses in 2004 and a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment in 2003. Our administrative expense ratio decreased 150 basis points to 17.6% in 2004, primarily due to lower incentive compensation expenses, growth in operating revenue and the leveraging of costs over these higher revenues. Offsetting these items was a shift in funding arrangements in our mix of business from fully-insured to self-funded, which increased our administrative expense ratio by approximately 40 basis points in 2004.

Income tax expense increased $24.9 million, or 25%, to $124.8 million in 2004. Our effective tax rate is expected to be in the 34% to 35% range in the remaining quarters of 2004.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 6 to our unaudited consolidated financial statements for the three months ended June 30, 2004 and 2003 included in this Form 10-Q. The discussions of segment results for the three months ended June 30, 2004 and 2003 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment is comprised of health benefit and related services for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,905.4	$1,644.6	$260.8	16%
Operating gain	$129.8	$104.1	$25.7	25%
Operating margin	6.8%	6.3%		50	bp
Membership (in 000s)	6,021	5,597	424	8%

Operating revenue increased $260.8 million, or 16%, to $1,905.4 million in 2004, primarily due to premium rate increases in our Local Large Group, National Accounts and Federal Employee Program businesses. Also contributing to this growth were membership increases in our Small Group, National Accounts and Individual businesses.

Operating gain increased $25.7 million, or 25%, to $129.8 million, primarily due to improved underwriting results in our Local Large Group, Small Group, and National Accounts businesses. The second quarter of 2003 included the recognition of net favorable prior year reserve development of $12.5 million, partially offset by a $6.0 million increase in reserves for provider recoveries.

Membership increased 424,000, or 8%, primarily due to enrollment gains in our National Accounts, Small Group and Individual businesses.

East

Our East segment is comprised of health benefit and related services for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,177.8	$1,117.0	$60.8	5%
Operating gain	$74.7	$74.5	$0.2	–
Operating margin	6.3%	6.7%		(40	) bp
Membership (in 000s)	2,679	2,611	68	3%

Operating revenue increased $60.8 million, or 5%, to $1,177.8 million in 2004, primarily due to premium rate increases in our Local Large Group and Small Group businesses. These increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funded arrangements, resulting in lower revenues.

Operating gain increased $0.2 million to $74.7 million in 2004, primarily due to improved underwriting results in our Local Large Group business, partially offset by lower operating gains in our Individual business.

Membership increased 68,000, or 3%, primarily due to growth in our National Accounts business.

West

Our West segment is comprised of health benefit and related services for members in Colorado and Nevada. Our West segment’s summarized results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$280.2	$254.5	$25.7	10%
Operating gain	$23.8	$21.4	$2.4	11%
Operating margin	8.5%	8.4%		10	bp
Membership (in 000s)	1,109	912	197	22%

Operating revenue increased $25.7 million, or 10%, to $280.2 million in 2004, primarily due to higher premium rates in our Federal Employee Program, Local Large Group, and Small Group businesses. Also contributing to operating revenue growth was higher membership, primarily in our Individual business.

Operating gain increased $2.4 million, or 11%, to $23.8 million in 2004, primarily due to improved underwriting results in our Small Group business. Partially offsetting this improvement was lower operating gain from our Medicaid business as a result of our exit from the Medicaid market in Nevada during third quarter 2003.

Spending on our current claims, enrollment and customer service technology is expected to continue throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating gain and operating margins are expected to decline in 2004 compared to those reported in 2003.

Membership increased 197,000, or 22%, primarily due to growth in National Accounts.

Southeast

Our Southeast segment is comprised of health benefit and related services for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,028.2	$931.5	$96.7	10%
Operating gain	$103.5	$91.1	$12.4	14%
Operating margin	10.1%	9.8%		30	bp
Membership (in 000s)	2,823	2,621	202	8%

Operating revenue increased $96.7 million, or 10%, to $1,028.2 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses.

Operating gain increased $12.4 million, or 14%, to $103.5 million in 2004, primarily due to improved underwriting results in our Local Large Group business. Operating gain in 2003 included $15.8 million of favorable prior year reserve development, offset by $10.4 million of premium refunds to certain policyholders and a $10.0 million contribution to Anthem’s charitable foundation.

Membership increased 202,000, or 8%, to 2.8 million members in 2004, primarily due to growth in National Accounts, Local Large Group and Individual businesses.

Specialty

Our Specialty segment includes our pharmacy benefit management, group life and disability insurance benefits, dental and vision administration services and behavioral health benefits services. Our Specialty segment’s summarized results of operations for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$275.9	$179.6	$96.3	54%
Operating gain	$18.3	$16.0	$2.3	14%
Operating margin	6.6%	8.9%		(230	) bp

Operating revenue increased $96.3 million, or 54%, to $275.9 million in 2004, primarily due to increased mail-order prescription volume, including more specialty pharmacy prescriptions and increased prices of prescription drugs sold by Anthem Prescription Management. Specialty pharmacy prescriptions includes higher cost transactions for biopharmaceutical and injectable medications, which are complex in design and administration, and are costly to ship and store. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the three months ended June 30, 2004, mail-order prescription volume increased 50% and retail prescription volume increased 46% compared to the three months ended June 30, 2003. Effective January 1, 2004, Anthem Prescription began providing pharmacy benefit management services to our Southeast segment.

Operating gain increased $2.3 million, or 14%, to $18.3 million in 2004, primarily due to increased mail-order prescription volume at Anthem Prescription. The improvement in operating gain was partially offset by additional investments to enhance service and functionality in the dental, vision and behavioral health businesses within our Specialty segment.

Other

Our Other segment includes administration of Medicare programs in multiple states, including Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$46.4	$45.2	$1.2	3%
Elimination of intersegment revenues	(181.6)	(113.2)	(68.4)	60%

Total operating revenue	(135.2)	(68.0)	(67.2)	NM
Operating loss	$(15.7)	$(39.1)	$23.4	(60)%

Operating revenue from external customers increased $1.2 million, or 3%, to $46.4 million in 2004, primarily due to increased revenues from our Medicare customer service software development contract, partially offset by the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with the Centers for Medicare & Medicaid Services, or CMS, which was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $68.4 million, or 60%, reflecting additional sales by Anthem Prescription to our health segments.

Operating loss decreased $23.4 million, or 60%, to $(15.7) million in 2004, primarily due to lower incentive compensation expenses.

VI.    Results of Operations—Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Our consolidated results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)

Premiums	$8,242.2	$7,431.9	$810.3	11%
Administrative fees	666.7	582.0	84.7	15
Other revenue	91.3	61.2	30.1	49

Total operating revenue [1]	9,000.2	8,075.1	925.1	11
Net investment income	143.9	137.1	6.8	5
Net realized gains on investments	34.5	2.5	32.0	NM2

Total revenue	9,178.6	8,214.7	963.9	12

Benefit expense	6,759.3	6,053.9	705.4	12
Administrative expense	1,576.6	1,490.3	86.3	6
Interest expense	64.5	65.7	(1.2)	(2)
Amortization of other intangible assets	22.4	23.7	(1.3)	(5)

Total expense	8,422.8	7,633.6	789.2	10

Income before taxes and minority interest	755.8	581.1	174.7	30

Income taxes	220.7	209.7	11.0	5
Minority interest	1.6	2.4	(0.8)	(33)

Net income	$533.5	$369.0	$164.5	45%

Average basic shares outstanding (in millions)	138.2	138.5	(0.3)	–%
Average diluted shares outstanding (in millions)	142.8	141.6	1.2	1%
Basic net income per share	$3.86	$2.66	$1.20	45%
Diluted net income per share	$3.74	$2.61	$1.13	43%

Benefit expense ratio [3]	82.0%	81.5%		50	bp 4
Administrative expense ratio [5]	17.5%	18.5%		(100	) bp 4
Income before income taxes and minority interest as a percentage of total revenue [6]	8.2%	7.1%		110	bp 4
Net income as a percentage of total revenue [7]	5.8%	4.5%		130	bp 4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the six months ended June 30, 2004 and 2003 were $4,631.6 million and $3,543.0 million, respectively.
[2]	NM = Not meaningful.
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.
[4]	bp = basis point; one hundred basis points = 1%.

[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.
[6]	Income before income taxes and minority interest as a percentage of total revenue = income before taxes and minority interest ÷ total revenue.
[7]	Net income as a percentage of total revenue = net income ÷ total revenue.

Premiums increased $810.3 million, or 11%, to $8,242.2 million in 2004, primarily due to premium rate increases in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Small Group and Individual businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers to self-funding arrangements, resulting in lower revenues. Our premium yields, net of buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 9% on a rolling 12-month basis as of June 30, 2004.

Administrative fees increased $84.7 million, or 15%, to $666.7 million in 2004, primarily due to increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. Administrative fees in comparison to 2003 also increased due to a $6.0 million increase in reserves for provider recoveries in our Midwest segment recorded in 2003. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS, which was substantially completed by June 30, 2003.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by Anthem Prescription. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. Other revenue increased $30.1 million, or 49%, to $91.3 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment.

Net investment income increased $6.8 million, or 5%, to $143.9 million in 2004. Our investment income increased in 2004, due to the investment of additional assets from reinvestment of cash generated from operations, offset partially by a decrease in yields from new investments. Yields are lower in part due to an increased allocation of tax exempt securities in 2004, which is expected to enhance after tax investment income.

A summary of our net realized gains on investments is as follows:

	Six Months Ended June 30
	2004	2003	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$34.9	$26.5	$8.4
Net realized gains from the sale of equity securities	0.9	0.3	0.6
Other-than-temporary impairments	(0.8)	(23.3)	22.5
Loss on sale of subsidiary operations	(0.5)	(1.0)	0.5

Net realized gains on investments	$34.5	$2.5	$32.0

During 2004, we began reallocating securities in our fixed maturity portfolio, primarily to optimize after tax investment income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the six months ended June 30, 2004. Other-than-temporary impairments recognized in 2003 were substantially related to our equity investments, primarily due to the length of time that the securities’ fair value had been less than cost. As of June 30, 2004, we had pre tax, net unrealized gains of $42.8 million in our investment portfolio.

Benefit expense increased $705.4 million, or 12%, to $6,759.3 million in 2004. Included in the 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments, and a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. See “Cost of Care—12 Months Ended June 30, 2004 Compared to the 12 Months Ended June 30, 2003.” Our benefit expense ratio increased 50 basis points from 81.5% in 2003 to 82.0% in 2004.

Administrative expense increased $86.3 million, or 6%, to $1,576.6 million in 2004, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs. Partially offsetting these increases were a decrease in incentive compensation in 2004 and a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment in 2003. Our administrative expense ratio decreased 100 basis points to 17.5% in 2004, primarily due to lower incentive compensation expenses, and our growth in operating revenue and the leveraging of costs over these higher revenues. Offsetting these items was a shift in funding arrangements in our mix of business from fully-insured to self-funded, which increased our administrative expense ratio by approximately 40 basis points in 2004.

Income tax expense increased $11.0 million, or 5%, to $220.7 million in 2004. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool recorded during first quarter 2004. Our effective tax rate is expected to be in the 34% to 35% range in the remaining quarters of 2004.

Midwest

Our Midwest segment is comprised of health benefit and related services for members in Indiana, Kentucky and Ohio. Our Midwest segment’s summarized results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$3,761.4	$3,266.7	$494.7	15%
Operating gain	$244.7	$214.7	$30.0	14%
Operating margin	6.5%	6.6%		(10	) bp

Operating revenue increased $494.7 million, or 15%, to $3,761.4 million in 2004, primarily due to premium rate increases in our Local Large Group, National Accounts, and Federal Employee Program businesses. Also contributing to this growth were membership increases in our Small Group, Individual and National Accounts businesses.

Operating gain increased $30.0 million, or 14%, to $244.7 million, primarily due to improved underwriting results in our Local Large Group, Medicare Advantage, and National Accounts businesses. Partially offsetting these improved results were the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003 and the recognition of net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003.

East

Our East segment is comprised of health benefit and related services for members in Connecticut, New Hampshire and Maine. Our East segment’s summarized results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$2,354.5	$2,226.5	$128.0	6%
Operating gain	$149.3	$137.4	$11.9	9%
Operating margin	6.3%	6.2%		10	bp

Operating revenue increased $128.0 million, or 6%, to $2,354.5 million in 2004, primarily due to premium rate increases in our Local Large Group and Small Group businesses. These increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funded arrangements, resulting in lower revenues.

Operating gain increased $11.9 million, or 9%, to $149.3 million in 2004, primarily due to improved underwriting results in our Local Large Group and Small Group businesses, partially offset by lower operating gains in our Individual business.

West

Our West segment is comprised of health benefit and related services for members in Colorado and Nevada. Our West segment’s summarized results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$563.4	$507.5	$55.9	11%
Operating gain	$53.7	$47.3	$6.4	14%
Operating margin	9.5%	9.3%		20	bp

Operating revenue increased $55.9 million, or 11%, to $563.4 million in 2004, primarily due to higher premium rates in our Federal Employee Program, Local Large Group and Small Group businesses. Also contributing to operating revenue growth was higher membership, primarily in our Individual business.

Operating gain increased $6.4 million, or 14%, to $53.7 million in 2004, primarily due to improved underwriting results in our Small Group and Local Large Group businesses. Partially offsetting these improvements was a $6.3 million reduction of a Small Group case-specific reserve recorded in the first quarter of 2003.

Spending on our current claims, enrollment and customer service technology is expected to continue throughout 2004. Additionally, during the third quarter of 2003 we exited the Medicaid market in Nevada. As a result of these factors, operating gain and operating margins are expected to decline in 2004 compared to those reported in 2003.

Southeast

Our Southeast segment is comprised of health benefit and related services for members in Virginia, excluding the immediate suburbs of Washington D.C. Our Southeast segment’s summarized results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$2,046.3	$1,844.9	$201.4	11%
Operating gain	$207.6	$161.4	$46.2	29
Operating margin	10.1%	8.7%		140	bp

Operating revenue increased $201.4 million, or 11%, to $2,046.3 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses.

Operating gain increased $46.2 million, or 29%, to $207.6 million in 2004, primarily due to improved underwriting results in our Local Large Group and National Accounts businesses. Operating gain in 2003 included $15.8 million of favorable prior year reserve development, offset by $10.4 million of premium refunds to certain policyholders and a $10.0 million contribution to Anthem’s charitable foundation. The Southeast segment benefited in the first quarter of 2004 from approximately $9.9 million of various unusual items that individually were not material to the results.

Specialty

Our Specialty segment includes our pharmacy benefit management, group life and disability insurance benefits, dental and vision administration services and behavioral health benefits services. Our Specialty segment’s summarized results of operations for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$530.0	$339.2	$190.8	56%
Operating gain	$35.4	$28.9	$6.5	22%
Operating margin	6.7%	8.5%		(180	) bp

Operating revenue increased $190.8 million, or 56%, to $530.0 million in 2004, primarily due to increased mail-order prescription volume, including more specialty pharmacy prescriptions and increased prices of prescription drugs sold by Anthem Prescription Management. Specialty pharmacy prescriptions includes higher cost transactions for biopharmaceutical and injectable medications, which are complex in design and administration, and are costly to ship and store. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the six months ended June 30, 2004, mail-order prescription volume increased 55% and retail prescription volume increased 49% compared to the six months ended June 30, 2003. Effective January 1, 2004, Anthem Prescription began providing pharmacy benefit management services to our Southeast segment.

Operating gain increased $6.5 million, or 22%, to $35.4 million in 2004, primarily due to increased mail-order prescription volume at Anthem Prescription. The improvement in operating gain was partially offset by additional investments to enhance service and functionality in the dental, vision and behavioral health businesses within our Specialty segment.

Other

Our Other segment includes administration of Medicare programs in multiple states, including Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; elimination of intersegment revenue and expenses; and corporate expenses not allocated to operating segments. Our summarized results of operations for our Other segment for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30
	2004	2003	$ Change	%Change
	($ in Millions)
Operating revenue from external customers	$89.5	$98.8	$(9.3)	(9)%
Elimination of intersegment revenues	(344.9)	(208.5)	(136.4)	65%

Total operating revenue	(255.4)	(109.7)	(145.7)	NM
Operating loss	$(26.4)	$(58.8)	$32.4	(55)%

Operating revenue from external customers decreased $9.3 million, or 9%, to $89.5 million in 2004, primarily due to the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS, which was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $136.4 million, or 65%, reflecting additional sales by Anthem Prescription to our health segments.

Operating loss decreased $32.4 million, or 55%, to $(26.4) million in 2004, primarily due to lower incentive compensation expenses.

VII.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 1 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At June 30, 2004, this liability was $1,882.8 million and represented 27% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities in accordance with GAAP for both incurred but not reported and reported but not yet paid claims are determined for each of our business segments employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

In addition to the pending claims and incurred but not reported claims, the liability for unpaid life, accident and health claims includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing health and other insurance contracts without consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our June 30, 2004 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor[1]		Claim Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claim Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claim Liabilities
	($ in Millions)		($ in Millions)
(3)%	$145.0	(3)%	$(24.0)
(2)%	96.0	(2)%	(16.0)
(1)%	47.0	(1)%	(8.0)
1%	(47.0)	1%	8.0
2%	(92.0)	2%	16.0
3%	(137.0)	3%	24.0

[1]	Assumes (decrease) increase in the completion factors for the most recent four months
[2]	Assumes (decrease) increase in the claim trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our June 30, 2004 estimated claim liability and the actual claims paid, net income for the three months ended June 30, 2004 would increase or decrease by $12.3 million, net of tax, or an increase or decrease of $0.09 per basic and diluted share.

As summarized below, Note 8 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K provides historical information regarding the accrual and payment of our unpaid claim liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claim expense as well as adjustments to prior year estimated accruals. The line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for unpaid life, accident and health claims is as follows:

	Six Months Ended June 30		Years Ended December 31
($ In Millions)	2004	2003	2003	2002	2001

Balances at beginning of period, net of reinsurance recoverables	$1,856.4	$1,821.2	$1,821.2	$1,352.7	$1,382.1
Business acquisitions, divestitures, purchase adjustments and reclassifications	(14.0)	(13.6)	(20.6)	379.4	(139.1)

Subtotal	1,842.4	1,807.6	1,800.6	1,732.1	1,243.0

Incurred related to:
Current year	6,895.0	6,240.0	12,462.3	9,965.1	7,843.1
Prior years (redundancy)	(135.8)	(181.6)	(226.1)	(150.7)	(96.4)

Total incurred	6,759.2	6,058.4	12,236.2	9,814.4	7,746.7

Paid related to:
Current year	5,275.3	4,695.0	10,685.4	8,396.4	6,521.5
Prior years	1,457.4	1,283.3	1,495.0	1,328.9	1,115.5

Total paid	6,732.7	5,978.3	12,180.4	9,725.3	7,637.0

Balances at end of period, net of reinsurance	1,868.9	1,887.7	1,856.4	1,821.2	1,352.7
Reinsurance recoverables at end of period	13.9	8.7	10.4	4.8	7.6

Reserve gross of reinsurance recoverables on unpaid claims at end of period	$1,882.8	$1,896.4	$1,866.8	$1,826.0	$1,360.3

Current year paid as a percent of current year incurred	76.5%	75.2%	85.7%	84.3%	83.1%

Prior year incurred redundancies in the current period as a percent of prior year incurred claims	1.1%	1.8%	2.3%	1.9%	1.5%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claim payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $135.8 million shown above for the six months ended June 30, 2004 represents an estimate based on paid claim activity from January 1, 2004 to June 30, 2004. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 91%, of the $135.8 million redundancy relates to claims incurred in calendar year 2003, with the remaining 9% related to claims incurred in 2002 and prior.

We calculate the percentage of prior year redundancies in the current period to total incurred claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 2.3% for 2003, 1.9% for 2002 and 1.5% for 2001. Having only five months of incurred claims for our Southeast segment during 2002 impacted the ratio for 2003. Had the Southeast segment been included for the full year 2002, the ratio would have been approximately 2.0%. For the six months ended June 30, 2003, assuming the Southeast segment had been included for that period, the ratio would have been approximately 1.6%. For the six months ended June 30, 2004, the metric was 1.1%. This ratio is calculated using the redundancy of $135.8 million shown above, which represents an estimate based on paid claim activity from January 1, 2004 to June 30, 2004. The ratio of 1.1% is subject to change based on future paid claim activity throughout the remainder of 2004.

Additional review of the table above indicates that we are paying claims faster. The ratio of claims paid in the same year as incurred was 85.7% for 2003, 84.3% for 2002 and 83.1% for 2001. The increase is primarily attributabe to our transition to systems of choice and improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. In addition, review of the six-month periods presented above shows that as of June 30, 2004, 76.5% of current year incurred claims had been paid in the period incurred, as compared to 75.2% for the same period in 2003.

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

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.31 per basic and diluted share, for the six months ended June 30, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or

ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carrryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have taxable income in future years to offset these carryforwards, therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with our various filing positions, we record additional tax liability for potential adverse tax outcomes that we judge to be appropriate. Based on our evaluation of our tax positions, we believe we have appropriately accrued for possible exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of June 30, 2004, the Internal Revenue Service continues its examination of two of our five open tax years.

For additional information, see Note 12 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2004 was $2,446.9 million and intangible assets were $1,204.6 million. The sum of goodwill and intangible assets represented 27% of our total consolidated assets and 56% of our consolidated shareholders’ equity at June 30, 2004.

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

Investments

Total investment securities were $6,442.3 million at June 30, 2004 and represented 47% of our total consolidated assets at June 30, 2004. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

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

Retirement Benefits

Pension Benefits

We sponsor a defined benefit pension plan for our employees which is accounted for in accordance with FAS 87, Employers’ Accounting for Pensions. FAS 87 requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. The effects on our computation of pension expense from the performance of the pension plan’s assets and changes in pension liabilities are amortized over future periods.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. At our last measurement date (September 30, 2003), we lowered our expected rate of return on plan assets to 8.00% (from 8.50% for 2003 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

At June 30, 2004 our consolidated prepaid pension asset was $238.8 million. For the year ending December 31, 2004, we do not expect any required contributions under ERISA. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the three and six months ended June 30, 2004, we recognized consolidated pretax pension expense of $10.6 million and $20.4 million, respectively. Consolidated pretax pension expense for the three and six months ended June 30, 2003 was $5.4 million and $10.7 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $185.1 million at June 30, 2004.

At our last measurement date (September 30, 2003), we selected a discount rate of 6.25%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rate used to measure the expected cost of other benefits at our measurement date was 11.0% and was assumed to decline to 5.5% by 2009.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay in 2006 and beyond will be lower as a result of the new Medicare provisions. However, the retiree medical obligations and costs reported in the unaudited consolidated financial statements included in this Form 10-Q do not reflect the impact of this legislation. As permitted by Financial Accounting Standards Board Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have deferred the recognition of the impact of the new Medicare provisions at December 31, 2003. During 2004, FSP 106-2 was issued and included final guidance on accounting for the provisions of this legislation. As required by FSP 106-2, Anthem will account for the impact in the quarter ending September 30, 2004. The impact of adopting FSP 106-2, while accretive to earnings, is not expected to be material to the consolidated financial statements.

For additional information regarding Retirement Benefits, see Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 15 to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three or six months ended June 30, 2004 that had a material impact on our financial position, operating results or disclosures.

VIII.  Liquidity and Capital Resources

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

Liquidity—Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

During the six months ended June 30, 2004, net cash flow provided by operating activities was $273.1 million, as compared to $394.2 million at June 30, 2003, a decrease of $121.1 million. During the three months ended June 30, 2004, we made long-term compensation payments of approximately $113.0 million associated with the three-year plan ended December 31, 2003. In addition, during the three months ended June 30, 2004, we made two estimated income tax payments, which were approximately $145.5 million higher than the payments made during the three months ended June 30, 2003.

Net cash flow provided by investing activities was $310.1 million in 2004, compared to cash used of $536.9 million in 2003. The table below outlines the changes in cash flow from investing activities between the two periods (in millions):

Increase in purchases of investments	$(466.5)
Increase in sales of investments	1,309.2
Decrease in purchases and sales of subsidiaries	6.9
Increase in net purchases of property and equipment	(2.6)

Total increase in cash provided by investing activities	$847.0

The purchase of investment securities decreased as we retained cash for incentive compensation payments made in early April 2004 and for our pending merger with WellPoint. It is currently not known when the transaction will close.

Net cash flow provided by financing activities was $42.7 million in 2004 compared to cash used in financing activities of $76.3 million in 2003. During the six months ended June 30, 2004, we did not repurchase any shares of our common stock as we retained cash for our pending purchase of WellPoint. In addition, SEC rules limit the amount of share repurchases after announcing a merger transaction. During the six months ended June 30, 2003, we used $107.8 million of cash to repurchase shares of our common stock. Cash provided from the exercise of stock options and from the issuance of common stock in connection with our employee stock purchase plan increased to $42.7 million for the six months ended June 30, 2004 from $31.5 million for the six months ended June 30, 2003.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments of $7.5 billion at June 30, 2004. Total cash, cash equivalents and investments increased by $153.0 million since December 31, 2003, primarily resulting from cash flows from operations, offset by a decline in unrealized gains and losses resulting from changes in market interest rates.

At June 30, 2004, Anthem held at the parent company approximately $1.0 billion of our $7.5 billion of cash, cash equivalents and investments on hand, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments. A significant portion of this $1.0 billion of cash, cash equivalents and investments is expected to be used for the WellPoint transaction described below in Future Sources and Uses of Liquidity.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 20.2% as of June 30, 2004 and 21.7% as of December 31, 2003.

Anthem’s senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. Anthem intends to maintain its senior debt investment grade ratings. A significant downgrade in Anthem’s debt ratings could adversely affect its borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $4.0 billion for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs (see “Significant Transactions” section of this Management Discussion and Analysis). During October 2003, we obtained a commitment for a bridge loan of up to $3.0 billion. Additionally, as of June 30, 2004, we have $1.0 billion of cash, cash equivalents and investments and access to $1.0 billion of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than March 31, 2005. At or immediately after the closing of the WellPoint transaction, we plan to issue up to $2.0 billion of debt securities in a public offering to provide permanent financing. In addition, we expect to put in place an expanded $2.5 billion revolving credit facility, replacing our current $1.0 billion of credit facilities. Upon issuance of the $2.0 billion of debt securities and the increase of $1.5 billion in our revolving credit facilities, the $3.0 billion commitment for the bridge loan will be terminated. In addition, as part of the debt recapitalization associated with the WellPoint transaction, and using sources of liquidity described above, we may repurchase a portion of our surplus notes, subject to market conditions at that time.

During the first and second quarters of 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $1.0 million. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction. It is currently not know when the WellPoint transaction will close. At June 30, 2004, Anthem recorded an asset of $32.0 million, a deferred tax liability of $11.2 million and accumulated other comprehensive income of $20.8 million, representing the increase in market value since inception. The value of these hedge transactions will vary until the hedge is terminated. Should interest rates increase or decrease in the future, the estimated fair value of the hedges would increase or decrease accordingly. On July 30, 2004, Anthem terminated the hedges. The fair value was $20.3 million at termination. If it becomes probable that the debt securities will not be issued, the fair value of the cash flow hedge will be reclassified from accumulated other comprehensive income to earnings.

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On July 1, 2003 a second facility was renewed which expired on June 29, 2004. On June 28, 2004, Anthem and its bank group agreed to extend the maturity date of this facility from June 29, 2004 to August 31, 2004. Any amounts outstanding under this facility at August 31, 2004 (except amounts that bear interest rates determined by a competitive bidding process) convert to a term loan at Anthem’s option, which expires on July 29, 2005. Under this second facility, Anthem may borrow up to $600.0 million. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of June 30, 2004. There were no borrowings under these facilities for the three or six months ended June 30, 2004.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the three or six months ended June 30, 2004.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of June 30, 2004, Anthem had $1.0 billion of the shelf registration capacity remaining.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $435.0 million of dividends to be paid to Anthem from its subsidiaries during 2004. Anthem received $338.5 million of this expected $435.0 million during the six months ended June 30, 2004. Anthem received $458.0 million of dividends from its subsidiaries during the year ended December 31, 2003.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We currently have $282.8 million of authorization remaining under this program. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2004, however, subject to SEC guidelines, we resumed repurchasing shares during the third quarter of 2004.

On November 15, 2004, the purchase contracts included within our Equity Security Units, or Units, will require each holder to purchase, for $50.00, a number of newly issued shares of our common stock equal to a settlement rate determined by the fair value of our common stock at that time. We will receive aggregate cash of $230.0 million upon exercise of the purchase contracts, based on the 4,600,000 Units outstanding at June 30, 2004. We will issue between 5,244,000 and 6,394,000 shares of our common stock, depending on the average fair value of our common stock on each of the twenty consecutive trading days ending on the third trading day prior to November 15, 2004. The applicable interest rate on the debentures outstanding on and after August 15, 2004 will be reset on the third business day preceding August 15, 2004, effective for interest to be accrued from August 15, 2004 to November 15, 2006. The reset rate will be the interest rate on the debentures determined by the reset agent to be sufficient to cause the then current aggregate market value of all then outstanding debentures to be equal to 100.5% of the remarketing value.

Contractual Obligations and Commitments

In connection with our pending transaction with WellPoint, WellPoint shareholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The total value of the transaction is estimated to be approximately $16.4 billion, based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. It is currently not known when the transaction will close.

We believe that funds from future operating cash flows, cash and investments and funds available under Anthem’s credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our other estimated contractual obligations and commitments at December 31, 2003, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. For additional information on our future debt maturities and lease commitments, included in our contractual obligations and commitments, see Note 5 and 14, respectively, to our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

IX.  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: interest rate risk, credit risk and market valuation risk. Our long term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. No material changes to any of these risks have occurred since December 31, 2003. For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk, included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

During the six months ended June 30, 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $1.0 billion. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction. At June 30, 2004, Anthem recorded an asset of $32.0 million, representing the increase in market value of the hedges since inception. The future fair value of these hedges will be effected by changes in market interest rates. We have evaluated the impact of the hedges’ fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $78.2 million increase in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $93.1 million decline in fair value.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture, filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-doctor health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL proceedings. This case has been stayed as a tag-along case in the MDL proceedings.

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

In Edward Collins, MD, et al., v. Anthem Health Plans of Connecticut, the Connecticut state court certified a class on July 19, 2001. The Connecticut Supreme Court reversed the trial court on September 22, 2003, and remanded the case to the trial court for further consideration. On June 16, 2004, the trial court certified four of the plaintiffs’ claims as class claims. Anthem filed an appeal of the class certification decision on July 6, 2004.

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 17, 2004 the following persons were elected to the Board of Directors:

	Votes For	Votes Withheld
Victor S. Liss	108,754,394	3,881,626
James W. McDowell, Jr.	110,845,581	1,790,439
George A. Schaefer, Jr.	108,986,510	3,649,510
Jackie M. Ward	110,258,862	2,377,158

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Lenox D. Baker, Jr., M.D., Susan B. Bayh, Larry C. Glasscock, William B. Hart, Allan B. Hubbard, L. Ben Lytle, William G. Mays, Senator Donald W. Riegle, Jr., William J. Ryan, and John Sherman, Jr.

Dennis J. Sullivan, Jr. retired from the Board of Directors effective with the May 17, 2004 Annual Meeting of Shareholders.

There were no additional matters voted upon at the May 17, 2004 Annual Meeting of Shareholders.

On June 28, 2004, the Company held a special meeting of shareholders to seek shareholder approval of the issuance of Anthem, Inc. common stock in the pending merger with WellPoint Health Networks Inc. (“WellPoint”), pursuant to the Amended and Restated Agreement and Plan of Merger effective as of October 26, 2003, and in accordance with the vote required by the New York Stock Exchange.

Shares of Anthem Common Stock Voted in Favor of the Proposal	93,850,632
Shares of Anthem Common Stock Voted Against the Proposal	2,336,260
Shares of Anthem Common Stock Abstained	796,605
Shares of Anthem Common Stock – Broker Non-Votes	11,536,781

In addition, at the June 28, 2004 special meeting of shareholders, in connection with the pending merger of WellPoint, the Company sought approval to amend the Company’s articles of incorporation to change the name of Anthem to WellPoint, Inc.

Shares of Anthem Common Stock Voted in Favor of the Proposal	105,574,989
Shares of Anthem Common Stock Voted Against the Proposal	2,157,762
Shares of Anthem Common Stock Abstained	787,527

There were no additional matters voted upon at the June 28, 2004 special meeting of shareholders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	Form 8-K furnished, not filed, on April 28, 2004 attaching a press release reporting financial results for the first quarter ended March 31, 2004.

2.	Form 8-K furnished, not filed, on June 10, 2004 reporting meetings at which it was expected that the Company’s ability to meet the earnings expectations previously reported would be confirmed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHEM, INC.
Registrant

Date: August 5, 2004	By:	/s/ MICHAEL L. SMITH
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