Form 10-Q
period 2004-09-30
ANTHEM INC
filed 2004-10-27
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 18, 2004
Common Stock, $0.01 par value	138,789,267 shares

Anthem, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anthem, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities	$7,040.5	$6,721.5
Equity securities	196.6	193.7

	7,237.1	6,915.2
Cash and cash equivalents	710.6	464.5
Premium and self-funded receivables	1,115.8	1,068.4
Reinsurance receivables	101.2	96.9
Other receivables	384.1	254.0
Income tax receivables	5.5	8.6
Other current assets	72.4	57.4

Total current assets	9,626.7	8,865.0

Restricted cash and investments	59.2	58.3
Property and equipment	499.8	510.5
Goodwill	2,444.6	2,450.1
Other intangible assets	1,193.4	1,227.0
Prepaid pension benefits	240.7	258.3
Other noncurrent assets	72.1	69.4

Total assets	$14,136.5	$13,438.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Unpaid life, accident and health claims	$1,899.3	$1,866.8
Future policy benefits	380.3	372.6
Other policyholder liabilities	503.4	505.0

Total policy liabilities	2,783.0	2,744.4
Unearned income	395.5	411.1
Accounts payable and accrued expenses	445.7	493.4
Bank overdrafts	378.6	401.7
Income taxes payable	67.3	147.6
Other current liabilities	743.5	573.3

Total current liabilities	4,813.6	4,771.5

Long term debt, less current portion	1,520.4	1,662.8
Postretirement benefits	182.0	188.4
Deferred income taxes	465.7	524.8
Other noncurrent liabilities	354.1	291.2

Total liabilities	7,335.8	7,438.7

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–

Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 2004, 138,749,452; 2003, 137,641,034	1.4	1.4
Additional paid in capital	4,810.2	4,708.7
Retained earnings	1,882.3	1,154.3
Unearned restricted stock compensation	(1.8)	(3.2)
Accumulated other comprehensive income	108.6	138.7

Total shareholders’ equity	6,800.7	5,999.9

Total liabilities and shareholders’ equity	$14,136.5	$13,438.6

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Revenues
Premiums	$4,335.3	$3,857.1	$12,577.5	$11,289.0
Administrative fees	344.8	297.4	1,011.5	879.4
Other revenue	48.8	31.3	140.1	92.5

Total operating revenue	4,728.9	4,185.8	13,729.1	12,260.9
Net investment income	67.9	70.8	211.8	207.9
Net realized gains on investments	6.2	5.2	40.7	7.7

	4,803.0	4,261.8	13,981.6	12,476.5

Expenses
Benefit expense	3,583.8	3,123.3	10,343.1	9,177.2
Administrative expense	800.9	783.5	2,377.5	2,273.8
Interest expense	32.9	32.9	97.4	98.6
Amortization of other intangible assets	11.3	11.9	33.7	35.6

	4,428.9	3,951.6	12,851.7	11,585.2

Income before income taxes and minority interest	374.1	310.2	1,129.9	891.3

Income taxes	131.0	112.1	351.7	321.8
Minority interest	1.0	1.6	2.6	4.0

Net income	$242.1	$196.5	$775.6	$565.5

Net income per share
Basic	$1.75	$1.42	$5.61	$4.09

Diluted	$1.70	$1.38	$5.43	$3.98

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In Millions, Except Share Data)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	137,641,034	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

Net income	–	–	–	775.6	–	–	775.6
Change in net unrealized losses on investments	–	–	–	–	–	(42.8)	(42.8)
Change in unrealized gains on cash flow hedge	–	–	–	–	–	12.7	12.7

Comprehensive income							745.5
Repurchase and retirement of common stock	(1,000,000)	–	(34.6)	(47.6)	–	–	(82.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	2,108,418	–	136.1	–	1.4	–	137.5

Balance at September 30, 2004	138,749,452	$1.4	$4,810.2	$1,882.3	$(1.8)	$108.6	$6,800.7

Balance at December 31, 2002	139,332,132	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3

Net income	–	–	–	565.5	–	–	565.5
Change in net unrealized gains on investments	–	–	–	–	–	28.9	28.9

Comprehensive income							594.4
Repurchase and retirement of common stock	(2,320,800)	–	(79.3)	(64.6)	–	–	(143.9)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1,185,392	–	38.6	–	1.6	–	40.2

Balance at September 30, 2003	138,196,724	$1.4	$4,721.5	$982.2	$(3.7)	$151.6	$5,853.0

See accompanying notes.

Anthem, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(In Millions)	2004	2003
Operating activities
Net income	$775.6	$565.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Net realized gains on investments	(40.7)	(7.7)
Depreciation, amortization and accretion	181.0	183.6
Deferred income taxes	0.1	120.6
Gain on sale of assets	(0.4)	(0.2)
Changes in operating assets and liabilities, net of
effect of purchases and divestitures:
Restricted cash and investments	(1.7)	(7.9)
Receivables	(74.0)	(221.6)
Other assets	(15.1)	(1.0)
Policy liabilities	38.6	(1.0)
Unearned income	(15.6)	30.5
Pension and postretirement benefits	11.2	(82.5)
Accounts payable and accrued expenses	(48.4)	(33.3)
Other liabilities	(94.7)	168.6
Income taxes	(33.2)	12.1

Cash provided by operating activities	682.7	725.7

Investing activities
Purchases of investments	(4,870.1)	(3,623.3)
Sales or maturities of investments	4,516.7	3,163.3
Proceeds from settlement of cash flow hedge	20.3	–
Purchases of subsidiaries, net of cash acquired	–	(3.5)
Sale of subsidiary, net of cash sold	–	(2.8)
Proceeds from sale of property and equipment	1.5	5.2
Purchases of property and equipment	(85.6)	(83.1)

Cash used in investing activities	(417.2)	(544.2)

Financing activities
Proceeds from long term borrowing and exchange of remarketed subordinated debentures included in Equity Security Units	5.7	–
Payments on long term borrowings	–	(100.0)
Repurchase and retirement of common stock	(82.2)	(143.9)
Proceeds from exercise of stock options and employee stock purchase plan	57.1	37.6

Cash used in financing activities	(19.4)	(206.3)

Change in cash and cash equivalents	246.1	(24.8)
Cash and cash equivalents at beginning of period	464.5	694.9

Cash and cash equivalents at end of period	$710.6	$670.1

See accompanying notes.

Anthem, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

(Dollars in Millions, Except Share Data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Anthem, Inc. (“Anthem”) and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003 have been recorded. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 included in Anthem’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

Under the Merger Agreement, WellPoint’s stockholders will receive twenty-three dollars and eighty cents in cash and one share of Anthem common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16,400.0 based on the closing price of Anthem’s common stock on the New York Stock Exchange on October 24, 2003. Regulatory and other approvals have been obtained from the SEC, the Department of Justice, the Blue Cross Blue Shield Association, Anthem shareholders, WellPoint stockholders, and all necessary state regulatory agencies except California. On July 23, 2004, the California Department of Managed Health Care (“DMHC”) approved the merger. Also on July 23, 2004, the California Department of Insurance (“DOI”) Commissioner disapproved the merger. Anthem has carefully reviewed the California DOI Commissioner’s decision and on August 3, 2004, filed a Writ of Mandate in the Superior Court of the State of California. The California DOI Commissioner has filed a motion for dismissal of our petition. A February 25, 2005 trial date has been set for Anthem’s petition for writ of mandate and will now also include the Commissioner’s motion to dismiss. Anthem will continue to evaluate all other available options to secure approval of the merger by the California Department of Insurance. It is currently not known when the transaction will close.

As of September 30, 2004, the Company had capitalized $18.6 of direct costs associated with the WellPoint merger. If Anthem is unable to complete the WellPoint transaction, these capitalized costs will be expensed.

3.  Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of common stock under a program that will expire in February 2005. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. During the three and nine months ended September 30, 2004, the Company repurchased and retired 1,000,000 shares at an average share price of $82.24, for an aggregate cost of $82.2. As of September 30, 2004, $200.5 remained authorized for future repurchases.

On October 25, 2004, the Board of Directors authorized an increase of $500.0 to the program and extended the expiration date until February 2006. Total available for repurchase following this authorization is $700.5.

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

For the nine months ended September 30, 2004, 1,097,082 stock options were exercised, at an average exercise price of $37.41 per share, pursuant to both the Stock Plan and the former Trigon Stock Plans, for aggregate total proceeds to the Company of $41.0. For the nine months ended September 30, 2003, 944,100 stock options were exercised, with total proceeds to the Company of $23.1.

During the nine months ended September 30, 2004, the Company granted stock options to purchase 1,995,525 shares to certain eligible employees. The weighted average exercise price of these options was $88.34 per share, the fair value of Anthem’s common stock on the grant dates. During the nine months ended September 30, 2003, the Company granted stock options to purchase 1,808,250 shares to certain eligible employees. The weighted average exercise price of these options was $71.61 per share, the fair value of Anthem’s common stock on the grant dates. These stock options will vest and expire pursuant to terms set by the Compensation Committee of the Board of Directors and set forth in option grants made.

During the nine months ended September 30, 2004, the Company granted 798,360 shares of stock, including 691,844 shares of restricted stock and 84,218 shares of Anthem common stock under the Company’s 2001 Long Term Incentive Plan. The Company also granted 7,526 shares of restricted stock to Anthem Southeast employees under long-term incentive agreements, 1,586 shares of Anthem common stock to non-employee directors, 11,600 shares of restricted stock and 1,586 shares of Anthem common stock for awards at the fair value of Anthem’s common stock on the grant dates. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of Anthem’s common stock at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense related to vesting restricted stock was $0.6 and $1.8 for the three and nine months ended September 30, 2004, respectively. Compensation expense for the three and nine months ended September 30, 2003 was $0.6 and $1.7, respectively.

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

Employee Stock Purchase Plan

For the nine months ended September 30, 2004, employee purchases under the Employee Stock Purchase Plan were 242,415 shares, with a total purchase amount of $16.2. For the nine months ended September 30, 2003, total shares purchased were 278,742 with a total purchase amount of $14.4. As of September 30, 2004, payroll deductions of $1.3 have been accumulated toward purchases for the four-month period ending December 31, 2004. Beginning September 1, 2004, the Company changed its Employee Stock Purchase Plan purchase date to coincide with the calendar quarter end. This will result in a one-time, four-month purchase period from September 1, 2004 to December 31, 2004.

Pro Forma Disclosure

The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Reported net income	$242.1	$196.5	$775.6	$565.5
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	0.5	0.5	1.3	1.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(9.7)	(7.2)	(23.9)	(18.0)

Pro forma net income	$232.9	$189.8	$753.0	$548.8

Earnings per share:
Basic – as reported	$1.75	$1.42	$5.61	$4.09
Basic – pro forma	$1.68	$1.37	$5.45	$3.96

Diluted – as reported	$1.70	$1.38	$5.43	$3.98
Diluted – pro forma	$1.63	$1.33	$5.28	$3.86

4.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Denominator for basic earnings per share – weighted average shares	138,405,062	138,292,485	138,272,688	138,409,968
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	1,798,188	1,276,652	1,687,274	1,278,464
Shares to be contingently issued under long term incentive plan	–	930,884	257,274	438,013
Incremental shares from conversion of Equity Security Unit purchase contracts	2,527,086	2,152,857	2,557,499	1,865,830

Denominator for diluted earnings per share	142,730,336	142,652,878	142,774,735	141,992,275

The shares to be contingently issued under Anthem’s long term incentive plan were issued on April 2, 2004.

5.  Long Term Debt

The carrying value of long-term debt consists of the following:

	September 30, 2004	December 31, 2003

Surplus notes at 9.125% due 2010	$297.1	$296.7
Surplus notes at 9.000% due 2027	197.5	197.4
Senior unsecured notes at 6.800% due 2012	791.5	790.7
Senior unsecured notes at 4.875% due 2005	149.7	149.4
Subordinated debentures included in Equity Security Units at 5.950% due 2006	–	224.3
Subordinated debentures at 4.655% due 2006	39.3	–
Senior unsecured notes at 3.50% due 2007	192.2	–
Other	4.3	4.7

Long term debt	1,671.6	1,663.2
Current portion of long term debt	(151.2)	(0.4)

Long term debt, less current portion	$1,520.4	$1,662.8

Senior unsecured 4.875% notes of $149.7, which mature in August 2005, are reported with other current liabilities at September 30, 2004.

Anthem will have cash requirements of approximately $4,000.0 for the pending transaction with WellPoint (see Note 2), including both the cash portion of the purchase price and estimated transaction costs. During October 2003, Anthem obtained a commitment for a bridge loan of up to $3,000.0. During September 2004, the bridge loan was extended. All indebtedness under the bridge loan must be repaid in full no later than December 31, 2005. Additionally, as of September 30, 2004, Anthem had $1,110.5 of cash, cash equivalents and investments and access to $1,000.0 of credit facilities, as discussed below.

On August 30, 2004, Anthem renewed its $600.0 revolving credit facility, extending the maturity date to June 28, 2005. Any amounts outstanding under this facility at June 28, 2005 (except amounts that bear interest rates determined by a competitive bidding process) convert to a term loan at Anthem’s option, which expires on June 28, 2006. There were no material changes in terms, including required compliance with certain covenants, from the previous facility. Anthem’s $400.0 revolving credit facility, which expires November 5, 2006, continues to be effective. There were no borrowings under any of these facilities during the three and nine months ended September 30, 2004.

There were no borrowings under Anthem’s commercial paper program during the three or nine months ended September 30, 2004 and 2003.

In August 2004, Anthem completed a remarketing of its $230.0 of 5.95% subordinated debentures included in Equity Security Units, as required under the terms of the Equity Security Units issued in November 2001. As a result of the remarketing, the interest rate on the subordinated debentures was reset to 4.655%.

Proceeds from the remarketing were used to purchase U.S. Treasury securities being held by a collateral agent to satisfy the stock purchase contract portion of the Equity Security Units. In November 2004, Anthem expects to receive $230.0 from the collateral agent, and intends to issue approximately 5,244,000 shares of Anthem common stock pursuant to the purchase contract portion of the Equity Security Units.

In connection with the remarketing, in August 2004, using its shelf registration program, Anthem issued $200.0 of 3.50% Notes due 2007, which were used to exchange and retire $190.0 aggregate principal amount of the 4.655% remarketed subordinated debentures. Anthem also received approximately $4.7 of cash proceeds, net of underwriting discounts and offering expenses. Following the issuance of the 3.50% Notes due 2007, $40.0 of aggregate principal amount of the 4.655% remarketed debentures remains outstanding, and will mature in November 2006.

On October 25, 2004, the Board of Directors authorized management to repurchase and retire $40.0 aggregate principal amount of 4.655% subordinated debentures due 2006. Anthem anticipates completing this transaction in the fourth quarter of 2004.

6.  Hedging Activity

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

Cash Flow Hedges

During the nine months ended September 30, 2004, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $1,000.0. The objective of these hedges is to eliminate the variability of cash flows in the interest payments on the expected issuance of debt securities to be used to partially fund the cash portion of the WellPoint transaction.

Since the timeline for completing the WellPoint transaction is uncertain, on July 30, 2004 the Company terminated the swaps and received $20.3, the fair value at the time of termination. The Company recorded an unrealized gain of $13.2, net of tax, as accumulated other comprehensive income. During the three and nine months ended September 30, 2004, the Company reclassified $0.7 ($0.5 net of tax) to net realized gains on investments for the portion of the hedges that were deemed not probable of occurring. Since it is still possible, as of September 30, 2004, that the WellPoint transaction and associated debt offering will occur in the future, unrealized gains of $12.7, net of tax, are reported with accumulated other comprehensive income.

Following the expected issuance of debt securities, any balances in accumulated other comprehensive income will be amortized into earnings over the life of the debt securities. As of September 30, 2004, the total amount of such amortization over the next twelve months would decrease interest expense by approximately $1.1. If it becomes probable that the forecasted interest payments will not occur within the anticipated time period, unrealized gains on the cash flow hedges will be reclassified from accumulated other comprehensive income to earnings.

7.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income	$242.1	$196.5	$775.6	$565.5
Change in net unrealized gains (losses) on investments	69.7	(48.7)	(42.8)	28.9
Change in unrealized gains (losses) on cash flow hedge	(8.1)	–	12.7	–

Comprehensive income	$303.7	$147.8	$745.5	$594.4

8.  Income Taxes

As a result of legislation enacted in Indiana on March 16, 2004, Anthem recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.32 per basic share and $0.31 per diluted share, for the nine months ended September 30, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes, will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

9.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$11.8	$11.2	$1.0	$0.3
Interest cost	13.0	13.3	3.4	2.7
Expected return on assets	(17.3)	(18.0)	(0.6)	(0.6)
Recognized actuarial loss (gain)	3.6	0.6	(0.2)	(0.2)
Amortization of prior service cost	(0.9)	(1.0)	(1.6)	(1.7)

Net periodic benefit cost	$10.2	$6.1	$2.0	$0.5

	Nine Months Ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$35.1	$32.8	$3.0	$1.5
Interest cost	39.3	39.2	10.8	9.5
Expected return on assets	(51.9)	(54.3)	(1.9)	(1.8)
Recognized actuarial loss (gain)	10.8	2.1	0.5	(0.5)
Amortization of prior service cost	(2.7)	(3.0)	(4.7)	(4.9)

Net periodic benefit cost	$30.6	$16.8	$7.7	$3.8

For the year ending December 31, 2004, no contributions are required under ERISA, however, the Company made a $10.0 million tax deductible discretionary contribution during the three months ended September 30, 2004. No further contributions are expected in 2004.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions. As permitted by Financial Accounting Standards Board Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company deferred the recognition of the impact of the new Medicare provisions at December 31, 2003. During 2004, FSP 106-2 was issued and included final guidance on accounting for the provisions of this legislation. As required by FSP 106-2, Anthem accounted for the impact in the quarter ending September 30, 2004 using the prospective method. The impact of adopting FSP 106-2, while accretive to earnings, is not material to the consolidated financial statements.

10.  Segment Information

Financial data by reportable segment for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Midwest	East	West	Southeast	Specialty	Other and Eliminations	Total
Three Months Ended September 30, 2004
Operating revenue from external customers	$1,961.5	$1,274.7	$300.4	$1,062.2	$84.2	$45.9	$4,728.9
Intersegment revenues	4.5	(18.3)	(0.7)	3.1	194.9	(183.5)	–
Operating gain (loss)	145.3	82.3	24.1	94.0	19.5	(21.0)	344.2

Three Months Ended September 30, 2003
Operating revenue from external customers	1,690.7	1,173.1	265.2	948.3	64.7	43.8	4,185.8
Intersegment revenues	2.9	(12.6)	1.4	2.1	129.5	(123.3)	–
Operating gain (loss)	108.9	75.4	32.6	82.0	18.7	(38.6)	279.0

Nine Months Ended September 30, 2004
Operating revenue from external customers	5,714.5	3,665.1	864.2	3,104.5	245.4	135.4	13,729.1
Intersegment revenues	12.9	(54.2)	(1.1)	7.1	563.7	(528.4)	–
Operating gain (loss)	390.0	231.6	77.8	301.6	54.9	(47.4)	1008.5

Nine Months Ended September 30, 2003
Operating revenue from external customers	4,952.2	3,423.4	770.5	2,790.2	182.1	142.5	12,260.9
Intersegment revenues	8.1	(36.4)	3.6	5.1	351.3	(331.7)	–
Operating gain (loss)	323.6	212.8	79.9	243.4	47.6	(97.4)	809.9

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Reportable segments operating revenues	$4,728.9	$4,185.8	$13,729.1	$12,260.9
Net investment income	67.9	70.8	211.8	207.9
Net realized gains on investments	6.2	5.2	40.7	7.7

Total revenues	$4,803.0	$4,261.8	$13,981.6	$12,476.5

A reconciliation of reportable segments operating gain to income before income taxes and minority interest included in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Reportable segments operating gain	$344.2	$279.0	$1,008.5	$809.9
Net investment income	67.9	70.8	211.8	207.9
Net realized gains on investments	6.2	5.2	40.7	7.7
Interest expense	(32.9)	(32.9)	(97.4)	(98.6)
Amortization of other intangible assets	(11.3)	(11.9)	(33.7)	(35.6)

Income before income taxes and minority interest	$374.1	$310.2	$1,129.9	$891.3

11.  Contingencies

Litigation

A number of managed care organizations have been sued in class action lawsuits asserting various causes of action under federal and state law. These lawsuits typically allege that the defendant managed care organizations employ policies and procedures for providing health care benefits that are inconsistent with the terms of the coverage documents and other information provided to their members, and because of these misrepresentations and practices, a class of members has been injured in that they received benefits of lesser value than the benefits represented to and paid for by such members. One such proceeding was brought by the Connecticut Attorney General on behalf of a purported class of HMO and Point of Service members in Connecticut. No monetary damages are sought, although the suit does seek injunctive relief from the court to preclude the Company from allegedly utilizing arbitrary coverage guidelines, making late payments to providers or members, denying coverage for medically necessary prescription drugs and misrepresenting or failing to disclose essential information to enrollees. The complaint contends that these alleged policies and practices are a violation of ERISA. This case was dismissed by the trial court on September 19, 2003; the Connecticut Attorney General filed a motion for reconsideration by the trial court, which was denied on October 1, 2003. The Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. The Eleventh Circuit heard oral argument on August 11, 2004. On September 10, 2004, the Eleventh Circuit affirmed the dismissal by the trial court.

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

On July 19, 2001, the Connecticut state court suit was certified as a class action as to three of the plaintiff’s fifteen allegations. The class is defined as those physicians who practice in Connecticut or group practices which are located in Connecticut that were parties to either a Participating Physician Agreement or a Participating Physicians Group Agreement with the Company and/or its Connecticut subsidiary during the period from 1993 to the present, excluding risk-sharing arrangements and certain other contracts. The claims which were certified as class claims are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; and an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians. The Company appealed the class certification decision, and on September 22, 2003, the Connecticut Supreme Court reversed the class certification decision, and remanded the matter back to the trial court for further proceedings. On June 16, 2004, the trial court certified a class as to four claims. The class claims certified are: the Company’s alleged failure to provide plaintiffs and other similarly situated physicians with consistent medical utilization/quality management and administration of covered services by paying financial incentive and performance bonuses to providers and the Company’s staff members involved in making utilization management decisions; an alleged failure to maintain accurate books and records whereby improper payments to the plaintiffs were made based on claim codes submitted; an alleged failure to provide senior personnel to work with plaintiffs and other similarly situated physicians; and alleged provider profiling by the Company. An appeal of the class certification decision was filed on July 6, 2004 with the Connecticut Supreme Court. Briefing is proceeding in the Connecticut Supreme Court and the Court has not set a date for oral argument. The trial court proceedings are currently stayed.

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

On September 26, 2002, Anthem was added as a defendant to a MDL class action lawsuit pending in Miami, Florida brought on behalf of individual doctors and several medical societies. Defendants include a number of other managed health care organizations. The managed care litigation around the country has been consolidated to the U.S. District Court in Miami, Florida, under MDL rules. The Court has split the case into two groups, a “provider track” involving claims by doctors, osteopaths, and other professional providers, and a “subscriber track” involving claims by subscribers or members of the various health plan defendants. The complaint against Anthem and the other defendants alleges that the defendants do not properly pay claims, but instead “down-code” claims, improperly “bundle” claims, use erroneous or improper cost criteria to evaluate claims and delay paying proper claims. The suit also alleges that the defendants operate a common scheme and conspiracy in violation of the Racketeer Influenced Corrupt Organizations Act (“RICO”). The suit seeks declaratory and injunctive relief, unspecified monetary damages, treble damages under RICO and punitive damages. The court certified a class in the provider track cases on September 26, 2002, but denied class certification in the subscriber track cases. Defendants in the provider track cases sought, and on November 20, 2002 were granted, an interlocutory appeal of the class certification in the Eleventh Circuit. Due to the Company’s late addition to the case, it was not included in the September 26, 2002 class certification order, and is therefore not part of the appeal; however, the Company may be affected by the outcome of the appeal. The appeal was argued to the Eleventh Circuit panel on September 11, 2003. On September 1, 2004, the Eleventh Circuit issued an opinion affirming the trial court’s class certification of all RICO claims, and reversing the trial court’s class certification on all state law claims. Defendants filed a petition for certiorari with the U.S. Supreme Court on October 15, 2004. Seperately, defendants appealed to the Eleventh Circuit an earlier trial court ruling denying in part motions to enforce the arbitration clauses in the contracts between the physicians and the managed care organizations. The trial court proceedings were stayed by the Eleventh Circuit, pending a ruling on such appeal.

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

Anthem’s primary Ohio subsidiary and primary Kentucky subsidiary were sued on June 27, 2002, in their respective state courts. The suits were brought by the Academy of Medicine of Cincinnati, as well as individual physicians, and purport to be class action suits brought on behalf of all physicians practicing in the greater Cincinnati area and in the Northern Kentucky area, respectively. In addition to the Anthem subsidiaries, both suits name Aetna, United Healthcare and Humana as defendants. The first suit, captioned Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. The second suit, captioned Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court. Both suits allege that the four companies acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. The suits allege that as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit alleges that these actions violate the respective state’s antitrust and unfair competition laws, and each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. Motions to dismiss or to send the cases to binding arbitration, per the provider contracts, were filed in both courts. The Ohio court overruled the motions on January 21, 2003 and the Kentucky court overruled the motions on February 19, 2003. Defendants have appealed both rulings. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. The Court accepted the case for review on April 13, 2004. Briefing is complete in the Ohio Supreme Court and the Court has not set a date for oral argument. In the Kentucky case, oral argument was heard on August 11, 2004, before the Kentucky Court of Appeals. Plaintiffs filed a motion for class certification, which was heard and rejected by the trial court on July 24, 2003. Plaintiffs filed a renewed motion for class certification, which was heard and rejected on October 24, 2003. These suits are in the preliminary stages. The Company intends to vigorously defend the suits and believes that any liability from these suits will not have a material adverse effect on its consolidated financial position or results of operations.

On October 25, 1995, Anthem Insurance and two Indiana affiliates were named as defendants in a lawsuit titled Dr. William Lewis, et al. v. Associated Medical Networks, Ltd., et al., that was filed in the Superior Court of Lake County, Indiana. The plaintiffs are three related health care providers. The health care providers assert that the Company failed to honor contractual assignments of health insurance benefits and violated equitable liens held by the health care providers by not paying directly to them the health insurance benefits for medical treatment rendered to patients who had insurance with the Company. The Company paid its customers’ claims for the health care providers’ services by sending payments to its customers as called for by their insurance policies, and the health care providers assert that the patients failed to use the insurance benefits to pay for the health care providers’ services. The plaintiffs filed the case as a class action on behalf of similarly situated health care providers and seek compensatory damages in unspecified amounts for the insurance benefits not paid to the class members, plus prejudgment interest. The case was transferred to the Superior Court of Marion County, Indiana, where it is now pending. On December 3, 2001, the Court entered summary judgment for the Company on the health care providers’ equitable lien claims. The Court also entered summary judgment for the Company on the health care providers’ contractual assignments claims to the extent that the health care providers do not hold effective assignments of insurance benefits from patients. On the same date, the Court certified the case as a class action. As limited by the summary judgment order, the class consists of health care providers in Indiana who (1) were not in one of the Company’s networks, (2) did not receive direct payment from the Company for services rendered to a patient covered by one of the Company’s insurance policies that is not subject to ERISA, (3) were not paid by the patient (or were otherwise damaged by the Company’s payment to its customer instead of to the health care provider), and (4) had an effective assignment of insurance benefits from the patient. The Company filed a motion seeking an interlocutory appeal of the class certification order in the Indiana Court of Appeals. On May 20, 2002 the Indiana Court of Appeals granted the Company’s motion seeking an interlocutory appeal of the class certification order. In February 2003, the Indiana Court of Appeals affirmed the trial court’s class certification. The Company filed a petition for the transfer to the Indiana Supreme Court in March 2003. The petition for transfer was argued on October 2, 2003, and the Indiana Supreme Court accepted transfer in an order dated October 2, 2003. An opinion will be issued in due course. In any event, the Company intends to continue to vigorously defend the case and believes that any liability that may result from the case will not have a material adverse effect on its consolidated financial position or results of operations.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—September 30, 2004 Compared to September 30, 2003

IV.	Cost of Care

V.	Results of Operations—Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

VI.	Results of Operations—Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Overview

We are one of the nation’s leading health benefits companies and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We offer Blue Cross and Blue Shield branded products to customers throughout Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Maine, Colorado, Nevada and Virginia (excluding the immediate suburbs of Washington, D.C.). As of September 30, 2004, we provided health benefit services to more than 12.7 million members.

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

In addition to our four health business segments, our reportable segments include a Specialty segment that is comprised of businesses providing group life and disability insurance benefits, pharmacy benefit management, dental and vision administration services and behavioral health benefits services. Our Specialty segment provides products and services to customers in all of our health segments, and is not delineated by geography.

Our Other segment is comprised of AdminaStar Federal, which administers Medicare programs in multiple states, including Indiana, Illinois, Kentucky, Ohio, Maine and New Hampshire; intersegment revenue and expense eliminations; and corporate expenses not allocated to our health or Specialty segments.

We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits to members of our fully-insured products and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for health and life benefits. Our administrative fees come from contracts where our customers are self-insured, from the administration of Medicare programs and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management company.

Our benefit expense includes costs of care for health services consumed by our members such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health of our members and their social and lifestyle choices, along with clinical protocols and customs in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us.

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

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members. Several economic factors related to health care costs such as regulatory mandates of coverage and direct-to-consumer advertising by providers and pharmaceutical companies have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2004 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2004.

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

Under the Merger Agreement, WellPoint’s stockholders will receive consideration of twenty-three dollars and eighty cents in cash and one share of our common stock for each WellPoint share outstanding. The value of the transaction was estimated to be approximately $16.4 billion based on the closing price of our common stock on the New York Stock Exchange on October 24, 2003. Regulatory and other approvals have been obtained from the Securities and Exchange Commission, the Department of Justice, the Blue Cross Blue Shield Association, Anthem shareholders, WellPoint stockholders, and all necessary state regulatory agencies except California. On July 23, 2004, the California Department of Managed Health Care, or DMHC, approved the merger. Also on July 23, 2004, the California Department of Insurance, or DOI, Commissioner disapproved the merger. Anthem has carefully reviewed the California DOI Commissioner’s decision and on August 3, 2004, filed a Writ of Mandate in the Superior Court of the State of California. The California DOI Commissioner has filed a motion for dismissal of our petition. A February 25, 2005 trial date has been set for Anthem’s petition for writ of mandate, and will also include the Commissioner’s motion to dismiss. Anthem will continue to evaluate all other available options to secure approval of the merger by the California Department of Insurance. It is currently not known when the transaction will close.

As of September 30, 2004, Anthem had capitalized $18.6 million of direct costs associated with the WellPoint merger. If Anthem is unable to complete the WellPoint transaction, these capitalized costs will be expensed.

WellPoint reported the following unaudited financial results for the nine months ended September 30, 2004 and 2003 and as of September 30, 2004 (unaudited) and December 31, 2003:

	Nine Months Ended September 30
	2004	2003
	($ in Millions)
Total revenues	$17,274.6	$14,830.2
Net income	910.2	663.7

	September 30, 2004	December 31, 2003
	($ in Millions)
Assets	$15,645.4	$14,788.7
Liabilities	9,185.0	9,358.7
Stockholders’ equity	6,460.4	5,430.0

III.      Membership—September 30, 2004 Compared to September 30, 2003

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

The following table presents our health membership by customer type, funding arrangement and segment as of September 30, 2004 and 2003. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	September 30		Change	%
	2004	2003
	(In Thousands)
Customer Type
Local Large Group	3,929	3,868	61	2%
Small Group	1,300	1,223	77	6
Individual	1,284	1,182	102	9
National Accounts [1]	5,202	4,574	628	14
Medicare Advantage	91	96	(5)	(5)
Federal Employee Program	712	699	13	2
Medicaid	219	205	14	7

Total	12,737	11,847	890	8%

Funding Arrangement
Self-funded	7,076	6,368	708	11%
Fully-insured	5,661	5,479	182	3

Total	12,737	11,847	890	8%

Segment
Midwest	6,072	5,624	448	8%
East	2,688	2,621	67	3
West	1,133	931	202	22
Southeast	2,844	2,671	173	6

Total	12,737	11,847	890	8%

1 Includes 3,089 BlueCard members as of September 30, 2004 and 2,809 BlueCard members as of September 30, 2003.

During the twelve months ended September 30, 2004, total membership increased approximately 890,000, or 8%, primarily in our National Accounts, Individual and Small Group businesses. Our National Accounts membership increased 628,000, or 14%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. Individual business membership increased 102,000, or 9%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded membership increased 708,000, or 11%, primarily due to increases in our National Accounts business. Fully-insured membership increased by 182,000 members, or 3%, primarily in our Individual and Small Group businesses. In addition, we experienced a change in our mix of business by funding arrangement as customers shifted from fully-insured to self-funded during the 12 months ended September 30, 2004. The proportion of members enrolled in self-funded health care products increased to 56% at September 30, 2004 compared to 54% at September 30, 2003. This shift in funding arrangements did not have a material impact on our financial results for the three and nine months ended September 30, 2004.

IV.      Cost of Care

The following discussion summarizes our aggregate cost of care trends expected for the full year 2004 compared to 2003, for our Local Large Group and Small Group fully-insured businesses only. Membership in these two customer groups represented approximately 60% of our premium income for the twelve months ended September 30, 2004. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles.

The components of our expected aggregate cost of care trends for the full year 2004 are as follows:

	Cost of care trend	Percent of cost of care expense

Inpatient services	9%–10%	21%
Outpatient services	11%–12%	24
Professional services	8.5%–9.5%	36
Pharmacy	10.5%–11.5%	19

Our aggregate cost of care trend was relatively stable, and is anticipated to be within prior expectations of 9.5% to 10.5% for the full year 2004. This expected trend represents an increase from 9% reported for the 12 months ended December 31, 2003, primarily due to expected increases in our 2004 pharmacy and outpatient costs. Pharmacy cost trends are increasing from 2003 as certain favorable events are not expected to recur in 2004. These favorable events include the impact of Claritin, an antihistamine drug, becoming available over-the-counter in late 2002, pharmacy recontracting, and the impact of a study which concluded that hormone replacement therapy for most post-menopausal women is not recommended. In addition, we expect to see more utilization of and higher unit prices for drugs that manage high cholesterol in light of several clinical studies recommending expanded use of these drugs to reduce heart disease. Outpatient cost trends are increasing from 2003 primarily due to more procedures being performed during each visit to an outpatient provider and higher utilization primarily related to increased usage of radiology and emergency room services.

Recently, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. This drug accounted for approximately 1% of our pharmacy costs. We expect some of our members who were taking VIOXX to switch to other brand drugs in this therapeutic class of drugs called Cox 2 Inhibitors. We expect other members to switch to a lower cost therapeutic class of drugs as well as to over the counter drugs. We have provided our network physicians with information regarding alternatives to VIOXX and our pharmacy benefit manager has implemented a process to ensure appropriate usage of the Cox 2 Inhibitor therapeutic class of drugs. At this time, we expect little impact to our cost trends for 2004, but expect a positive impact on our pharmacy trends in 2005.

Due to the reported shortage of flu vaccine for the 2004 – 2005 flu season, it is possible that we will see an increase in hospital admissions, physician office visits and use of anti-viral drugs during this flu season. The extent of that increase will be dependent on the severity of the flu season and the availability of flu vaccine to our members.

Inpatient services cost trend increases were driven approximately 90% by unit cost increases and approximately 10% by utilization increases. The unit cost increases were primarily due to implementation of new provider contracts which include higher levels of reimbursement and a health care industry shift of lower-cost procedures to outpatient settings, resulting in a mix of more complex and expensive procedures being performed in inpatient settings. Utilization increases resulted primarily from increases in cardiovascular and orthopedic admissions. In response to increasing inpatient services costs, we have implemented and continue to expand our disease management programs, which are programs that address specific diseases such as congestive heart failure, coronary artery disease and diabetes, and our advanced care management programs, which are programs designed to focus on our members with needs for care in response to complex and acute health challenges. In addition, we continue to implement performance-based contracts that reward improved clinical outcomes, quality and patient safety. Approximately 46% of our hospital admissions were in hospitals with pay for performance programs. We are implementing plan design changes for morbid obesity surgery, including reimbursement limits and more member cost sharing. In addition, we are addressing high cost cases through more effective medical management programs and hospital contracting.

Outpatient services cost trend increases were driven approximately 60% by unit cost increases and 40% by utilization increases. Unit costs per visit increased as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. Efforts to mitigate unit cost trends for outpatient services include expansion of our radiology management network program, contracting strategies using fixed rate fee schedules, plan design changes to include new or higher co-payments for certain outpatient services, selective contracting with freestanding specialty facilities, and broader use of national contracting programs. Increased utilization is primarily due to additional visits for outpatient surgery and radiology services, such as Magnetic Resonance Imaging, or MRIs, Positron Emission Tomography procedures, or PET scans, as well as a continuing shift of certain procedures previously performed in an inpatient setting to an outpatient setting, such as selected cardiac care procedures.

Professional services cost trend increases were driven approximately 55% by utilization increases and approximately 45% by unit cost increases. Utilization increases were driven primarily by increases in physician office visits, radiology procedures and laboratory procedures. Office visit utilization was driven by increased visits to cardiology, oncology and gastroenterology specialists. Unit cost increases were driven primarily by increases in the intensity of services provided by physicians, implementation of new physician reimbursement schedules and high cost specialty drugs that are administered in physician offices, particularly chemotherapy drugs to treat cancer. In response to increasing professional services costs, we continue to promote and implement performance-based contracts that reward clinical outcomes and quality; develop clinical affiliations to advance uniform, evidence-based medical care and preventive guidelines; and expand our collaborative relationships with professional medical societies.

Pharmacy benefit cost trend increases were driven approximately 80% by unit cost increases and approximately 20% by utilization increases. Unit costs were increased primarily by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. Price increases on existing brand drugs have been seen particularly in those therapeutic classes of drugs designed to reduce cholesterol and anti-depressants, our two largest categories of drugs based on overall expenses. Partially offsetting this unit cost growth is an increase in the use of generic alternatives to branded drugs and price reduction on certain older generic drugs. More frequent physician prescriptions of drugs that manage chronic conditions such as high cholesterol, gastrointestinal disease and depression has resulted in increased utilization trends.

In response to increasing pharmacy benefit costs, we are continuing to modify plan designs, including increasing coinsurance payments to our three-tier pharmacy benefit. Coinsurance is payment of a percentage of the drug cost by members, rather than a fixed co-payment, and allows the member to share the impact of price changes. We have also expanded several clinical initiatives designed to improve quality such as drug utilization review, programs to detect and prevent misuse of prescription drugs and programs designed to educate physicians and members about the appropriate use of antibiotics. We promote the use of generic drugs through our Think Generics program. In addition, we continually evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

V.      Results of Operations—Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Our consolidated results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)

Premiums	$4,335.3	$3,857.1	$478.2	12%
Administrative fees	344.8	297.4	47.4	16
Other revenue	48.8	31.3	17.5	56

Total operating revenue [1]	4,728.9	4,185.8	543.1	13
Net investment income	67.9	70.8	(2.9)	(4)
Net realized gains on investments	6.2	5.2	1.0	19

Total revenue	4,803.0	4,261.8	541.2	13

Benefit expense	3,583.8	3,123.3	460.5	15
Administrative expense	800.9	783.5	17.4	2
Interest expense	32.9	32.9	—	—
Amortization of other intangible assets	11.3	11.9	(0.6)	(5)

Total expense	4,428.9	3,951.6	477.3	12

Income before taxes and minority interest	374.1	310.2	63.9	21

Income taxes	131.0	112.1	18.9	17
Minority interest	1.0	1.6	(0.6)	(38)

Net income	$242.1	$196.5	$45.6	23%

Average basic shares outstanding (in millions)	138.4	138.3	0.1	–%
Average diluted shares outstanding (in millions)	142.7	142.7	—	–%
Basic net income per share	$1.75	$1.42	$0.33	23%
Diluted net income per share	$1.70	$1.38	$0.32	23%

Benefit expense ratio [2]	82.7%	81.0%		170	bp 3
Administrative expense ratio [4]	16.9%	18.7%		(180	) bp 3
Income before income taxes and minority interest as a percentage of total revenue	7.8%	7.3%		50	bp 3
Net income as a percentage of total revenue	5.0%	4.6%		40	bp 3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not revenue, are measures of the amount of claims attributable to non-Medicare, self-funded health business where we provide a complete array of customer service, claims administration, billing and enrollment services, but the customer retains the risk of funding payments for health benefits provided to members. We add premium equivalents to operating revenue to allow for a comparison of business volume among companies with differing levels of revenues from fully-insured and self-funded businesses. We believe operating revenue and premium equivalents is a useful analytical measure because it eliminates fluctuations in operating revenue caused by changes in the mix of fully-insured and self-funded business. Premium equivalents, which are not included in operating revenue above, for the three months ended September 30, 2004 and 2003 were $2,457.9 million and $1,999.7 million, respectively.

[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.

Premiums increased $478.2 million, or 12%, to $4,335.3 million in 2004, primarily due to premium rate increases in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Small Group and Individual businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Included in 2003 were premium refunds of $30.0 million issued to policyholders from our Southeast segment, as claims costs in certain lines of business were much lower than expected. Our net premium yields for our fully-insured Local Large Group and Small Group businesses, were approximately 9% on a rolling 12-month basis as of September 30, 2004.

Administrative fees increased $47.4 million, or 16%, to $344.8 million in 2004, primarily due to increased revenues from self-funded membership, primarily in our National Accounts business.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by Anthem Prescription Management, or Anthem Prescription. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of health plans sold by Anthem. Other revenue increased $17.5 million, or 56%, to $48.8 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment.

Net investment income decreased $2.9 million, or 4%, to $67.9 million in 2004. Our investment income decreased in 2004 primarily due to the yield impact that resulted from a portion of our fixed maturity portfolio being allocated to a short-term duration in anticipation of the closing of the merger with WellPoint. Partially offsetting this decrease was the growth in invested assets from reinvestment of cash generated from operations. Yields are also lower in part due to an increased allocation of tax exempt securities in 2004, which is expected to enhance after tax income.

A summary of our net realized gains on investments is as follows:

	Three Months Ended September 30
	2004	2003	$ Change
	($ in Millions)

Net realized gains from the sale of fixed maturity securities	$5.6	$6.7	$(1.1)
Net realized gains from the sale of equity securities	0.2	–	0.2
Other-than-temporary impairments	–	(1.1)	1.1
Other gains (losses)	0.4	(0.4)	0.8

Net realized gains on investments	$6.2	$5.2	$1.0

Benefit expense increased $460.5 million, or 15%, to $3,583.8 million in 2004. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. Included in the 2004 results was a $8.7 million net favorable prior year reserve development in our Midwest and East segments. Our benefit expense ratio increased 170 basis points from 81.0% in 2003 to 82.7% in 2004, increasing from lower than anticipated cost of care trends in 2003 and returning to more sustainable levels.

Administrative expense increased $17.4 million, or 2%, to $800.9 million in 2004, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs resulting from normal merit and benefit increases. Included in the 2004 results were $5.6 million in severance expenses due to a workforce reduction made possible by continued process and productivity improvements, primarily in the East segment. Partially offsetting these increases were lower incentive compensation expenses in 2004 and a $10.0 million contribution to Anthem’s charitable foundation made by our East segment in 2003. Our administrative expense ratio decreased 180 basis points to 16.9% in 2004, primarily due to growth in operating revenue and the leveraging of costs over these higher revenues. Partially offsetting this was a shift in funding arrangements in our mix of business from fully-insured to self-funded, which increased our administrative expense ratio by approximately 30 basis points in 2004.

Income tax expense increased $18.9 million, or 17%, to $131.0 million in 2004. Our effective tax rate is expected to be approximately 35% for the remainder of 2004.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit and administrative expenses. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, income taxes and minority interest, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 10 to our unaudited consolidated financial statements for the three months ended September 30, 2004 included in this Form 10-Q. The discussions of segment results for the three months ended September 30, 2004 and 2003 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Midwest

Our Midwest segment’s summarized results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,966.0	$1,693.6	$272.4	16%
Operating gain	$145.3	$108.9	$36.4	33%
Operating margin	7.4%	6.4%		100	bp
Membership (in 000s)	6,072	5,624	448	8%

Operating revenue increased $272.4 million, or 16%, to $1,966.0 million in 2004, primarily due to premium rate increases in our Local Large Group, National Accounts and Medicare Advantage businesses. Also contributing to this growth were membership increases in our Small Group, National Accounts and Large Group businesses.

Operating gain increased $36.4 million, or 33%, to $145.3 million, primarily due to improved underwriting results in our Medicare Advantage business, as well as the recognition of net favorable prior year reserve development of $12.7 million in 2004.

Operating gain in our Midwest segment is expected to decline in fourth quarter 2004, due to the favorable prior year reserve development from third quarter 2004 that is not expected to recur, and additional administrative expenses expected in the fourth quarter of 2004 in anticipation of the January enrollment cycle.

Membership increased 448,000, or 8%, primarily due to enrollment gains in our National Accounts, Small Group and Individual businesses.

East

Our East segment’s summarized results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$1,256.4	$1,160.5	$95.9	8%
Operating gain	$82.3	$75.4	$6.9	9%
Operating margin	6.6%	6.5%		10	bp
Membership (in 000s)	2,688	2,621	67	3%

Operating revenue increased $95.9 million, or 8%, to $1,256.4 million in 2004, primarily due to premium rate increases in our Local Large Group, Small Group and Federal Employee Program businesses. These increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products.

Operating gain increased $6.9 million, or 9%, to $82.3 million in 2004, primarily due to improved underwriting results in our National business. Operating gain in 2004 included a $4.0 million net unfavorable prior year reserve development and $4.3 million of severance expense. A $10.0 million contribution to Anthem’s charitable foundation in 2003 that did not occur in 2004 accounted for a portion of the improved operating gain.

Membership increased 67,000, or 3%, primarily due to growth in our National Accounts and Individual businesses.

West

Our West segment’s summarized results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$299.7	$266.6	$33.1	12%
Operating gain	$24.1	$32.6	$(8.5)	(26)%
Operating margin	8.0%	12.2%		(420	) bp
Membership (in 000s)	1,133	931	202	22%

Operating revenue increased $33.1 million, or 12%, to $299.7 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to operating revenue growth was higher membership, primarily in our Individual business.

Operating gain decreased $8.5 million, or 26%, to $24.1 million in 2004, primarily due to underwriting results in our Local Large Group, Small Group and Individual businesses, as these businesses benefited from unsustainably high margins in 2003. Partially offsetting these declines was improvement in underwriting results in our National business.

Membership increased 202,000, or 22%, primarily due to growth in National Accounts.

Southeast

Our Southeast segment’s summarized results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,065.3	$950.4	$114.9	12%
Operating gain	$94.0	$82.0	$12.0	15%
Operating margin	8.8%	8.6%		20	bp
Membership (in 000s)	2,844	2,671	173	6%

Operating revenue increased $114.9 million, or 12%, to $1,065.3 million in 2004, primarily due to higher premium rates in our Local Large Group, Individual and Federal Employee Program businesses.

Operating gain increased $12.0 million, or 15%, to $94.0 million in 2004, primarily due to premium refunds of $30.0 million issued to policyholders in 2003 that did not occur in 2004. The refunds in 2003 were made in response to claims costs in certain lines of business that were much lower than expected. Partially offsetting this were lower operating gains in our Individual and Small Group businesses in 2004.

Membership increased 173,000, or 6%, to 2.8 million members in 2004, primarily due to growth in National Accounts, Local Large Group and Individual businesses.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$279.1	$194.2	$84.9	44%
Operating gain	$19.5	$18.7	$0.8	4%
Operating margin	7.0%	9.6%		(260	) bp

Operating revenue increased $84.9 million, or 44%, to $279.1 million in 2004, primarily due to increased mail-order prescription volume, including more specialty pharmacy prescriptions and increased wholesale drug costs which are passed through to our customers at Anthem Prescription. Specialty pharmacy prescriptions include higher cost transactions for biopharmaceutical and injectable medications, which are complex in design and administration, and are costly to ship and store. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the three months ended September 30, 2004, mail-order prescription volume increased 44% and retail prescription volume increased 42% compared to the three months ended September 30, 2003. Effective January 1, 2004, Anthem Prescription began providing pharmacy benefit management services to our Southeast segment, which provided 27% and 35% increases, respectively, in mail-order and retail prescription volume.

Operating gain increased $0.8 million, or 4%, to $19.5 million in 2004, primarily due to increased mail-order prescription volume at Anthem Prescription. This improvement was partially offset by operating results in our other specialty businesses.

Other

Our summarized results of operations for our Other segment for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue from external customers	$45.9	$43.8	$2.1	5%
Elimination of intersegment revenues	(183.5)	(123.3)	(60.2)	49%

Total operating revenue	(137.6)	(79.5)	(58.1)	NM

Operating loss	$(21.0)	$(38.6)	$17.6	(46)%

Operating revenue from external customers increased $2.1 million, or 5%, to $45.9 million in 2004, primarily due to increased revenues from our Medicare customer service software development contract with Centers for Medicare & Medicaid Services or CMS. Elimination of intersegment revenues increased $60.2 million, or 49%, reflecting additional sales by Anthem Prescription to our health segments.

Operating loss decreased $17.6 million, or 46%, to $(21.0) million in 2004, primarily due to lower incentive compensation expenses.

VI.      Results of Operations—Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Our consolidated results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)

Premiums	$12,577.5	$11,289.0	$1,288.5	11%
Administrative fees	1,011.5	879.4	132.1	15
Other revenue	140.1	92.5	47.6	51

Total operating revenue [1]	13,729.1	12,260.9	1,468.2	12
Net investment income	211.8	207.9	3.9	2
Net realized gains on investments	40.7	7.7	33.0	NM2

Total revenue	13,981.6	12,476.5	1,505.1	12

Benefit expense	10,343.1	9,177.2	1,165.9	13
Administrative expense	2,377.5	2,273.8	103.7	5
Interest expense	97.4	98.6	(1.2)	(1)
Amortization of other intangible assets	33.7	35.6	(1.9)	(5)

Total expense	12,851.7	11,585.2	1,266.5	11

Income before taxes and minority interest	1,129.9	891.3	238.6	27

Income taxes	351.7	321.8	29.9	9
Minority interest	2.6	4.0	(1.4)	(35)

Net income	$775.6	$565.5	$210.1	37%

Average basic shares outstanding (in millions)	138.3	138.4	(0.1)	–%
Average diluted shares outstanding (in millions)	142.8	142.0	0.8	1%
Basic net income per share	$5.61	$4.09	$1.52	37%
Diluted net income per share	$5.43	$3.98	$1.45	36%

Benefit expense ratio [3]	82.2%	81.3%		90	bp 4
Administrative expense ratio [5]	17.3%	18.5%		(120	) bp 4
Income before income taxes and minority interest as a percentage of total revenue	8.1%	7.1%		100	bp 4
Net income as a percentage of total revenue	5.5%	4.5%		100	bp 4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Premium equivalents, which are not included in operating revenue above, for the nine months ended September 30, 2004 and 2003 were $7,089.5 million and $5,542.7 million, respectively.
[2]	NM = Not meaningful.
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.
[4]	bp = basis point; one hundred basis points = 1%.
[5]	Administrative expense ratio = Administrative expense ÷ Total operating revenue.

Premiums increased $1,288.5 million, or 11%, to $12,577.5 million in 2004, primarily due to premium rate increases in our Local Large Group, Federal Employee Program and Small Group businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our Small Group and Individual businesses, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers to self-funding arrangements, resulting in lower revenues. Included in 2003 were premium refunds of $40.4 million issued to policyholders from our Southeast segment, as claims costs in certain lines of business were much lower than expected. Our premium yields, net of buy-downs for our fully-insured Local Large Group and Small Group businesses, were approximately 9% on a rolling 12-month basis as of September 30, 2004.

Administrative fees increased $132.1 million, or 15%, to $1,011.5 million in 2004, primarily due to increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS which was substantially completed by June 30, 2003.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by Anthem Prescription. Anthem Prescription is our pharmacy benefit management company that provides its services principally to members of other Anthem affiliates. Other revenue increased $47.6 million, or 51%, to $140.1 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by Anthem Prescription. Increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. Effective January 1, 2004, Anthem Prescription began to provide pharmacy benefit management services to our Southeast segment.

Net investment income increased $3.9 million, or 2%, to $211.8 million in 2004. Our investment income increased in 2004 due to the growth in invested assets from reinvestment of cash generated from operations, partially offset by a decrease in yields from new investments. Yields are lower in 2004 due in part to the impact of a portion of our fixed maturity portfolio being allocated to a short-term duration in anticipation of the closing of the merger with WellPoint. Yields are also lower in part due to an increased allocation of tax exempt securities in 2004, which is expected to enhance after tax income.

A summary of our net realized gains on investments is as follows:

	Nine Months Ended September 30
	2004	2003	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$40.3	$33.2	$7.1
Net realized gains from the sale of equity securities	1.1	0.3	0.8
Other-than-temporary impairments	(0.8)	(24.4)	23.6
Other gains (losses)	0.1	(1.4)	1.5

Net realized gains on investments	$40.7	$7.7	$33.0

During first quarter 2004, we began reallocating securities in our fixed maturity portfolio, primarily to optimize after tax income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the nine months ended September 30, 2004. Other-than-temporary impairments recognized in 2003 were substantially related to our equity security investments, primarily due to the length of time that the securities’ fair value had been less than cost. As of September 30, 2004, we had pre tax, net unrealized gains of $149.3 million in our investment portfolio.

Benefit expense increased $1,165.9 million, or 13%, to $10,343.1 million in 2004. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. Included in the 2004 results was a $8.7 million net favorable prior year reserve development in our Midwest and East segments. Included in the 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, primarily in our Southeast and Midwest segments, and a $24.5 million favorable adjustment for resolution of a litigation matter in our Midwest segment in the first quarter of 2003. Our benefit expense ratio increased 90 basis points from 81.3% in 2003 to 82.2% in 2004, increasing from lower than anticipated cost of care trends in 2003 and returning to more sustainable levels.

Administrative expense increased $103.7 million, or 5%, to $2,377.5 million in 2004, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs. Included in the 2004 results were $5.6 million in severance expenses due to a workforce reduction made possible by continued process and productivity improvements, primarily in our East segment. These increases were partially offset by a decrease in incentive compensation in 2004, a $10.0 million contribution to Anthem’s charitable foundation made by our Southeast segment in 2003 and a $10.0 million contribution to Anthem’s charitable foundation made by our East segment in 2003. Our administrative expense ratio decreased 120 basis points to 17.3% in 2004, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues. Offsetting this was a shift in funding arrangements in our mix of business from fully-insured to self-funded, which increased our administrative expense ratio by approximately 30 basis points in 2004.

Income tax expense increased $29.9 million, or 9%, to $351.7 million in 2004. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool recorded during first quarter 2004. Our effective tax rate is expected to be approximately 35% in the remainder of 2004.

Midwest

Our Midwest segment’s summarized results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$5,727.4	$4,960.3	$767.1	15%
Operating gain	$390.0	$323.6	$66.4	21%
Operating margin	6.8%	6.5%		30	bp

Operating revenue increased $767.1 million, or 15%, to $5,727.4 million in 2004, primarily due to premium rate increases in our Local Large Group, National Accounts, and Federal Employee Program businesses. Also contributing to this growth were membership increases in our Small Group, Individual and National Accounts businesses.

Operating gain increased $66.4 million, or 21%, to $390.0 million, primarily due to improved underwriting results in our Local Large Group, Medicare Advantage, and National Accounts businesses. Operating gain also improved due to the recognition of net favorable prior year reserve development of $12.7 million in the third quarter of 2004. Partially offsetting these improved results were the recognition of a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003 and the recognition of net favorable prior year reserve development of $12.5 million recorded during the second quarter of 2003.

East

Our East segment’s summarized results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$3,610.9	$3,387.0	$223.9	7%
Operating gain	$231.6	$212.8	$18.8	9%
Operating margin	6.4%	6.3%		10	bp

Operating revenue increased $223.9 million, or 7%, to $3,610.9 million in 2004, primarily due to premium rate increases in our Local Large Group and Small Group businesses. These increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs in lower priced products. Also offsetting the growth were shifts by certain Local Large Group customers from fully insured to self-funded arrangements, resulting in lower revenues.

Operating gain increased $18.8 million, or 9%, to $231.6 million in 2004, primarily due to improved underwriting results in our Local Large Group and Medicaid businesses, partially offset by lower operating gains in our Individual business. Operating gain includes a $4.0 million net unfavorable prior year reserve development and $4.3 million severance expense in the third quarter of 2004. A $10.0 million contribution to Anthem’s charitable foundation in 2003, with no corresponding contribution in 2004 accounted for a portion of the improved operating gain.

West

Our West segment’s summarized results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$863.1	$774.1	$89.0	11%
Operating gain	$77.8	$79.9	$(2.1)	(3)%
Operating margin	9.0%	10.3%		(130	) bp

Operating revenue increased $89.0 million, or 11%, to $863.1 million in 2004, primarily due to higher premium rates in our Federal Employee Program, Local Large Group and Small Group businesses. Also contributing to operating revenue growth was higher membership, primarily in our Individual business.

Operating gain decreased $2.1 million, or 3%, to $77.8 million in 2004, primarily due to a $6.3 million reduction of a Small Group case-specific reserve recorded in the first quarter of 2003, which did not recur in 2004. Operating gain in 2004 was also lower due to increased spending on our claims, enrollment and customer service technology, as well as our exit from the Medicaid market in Nevada during third quarter 2003. Partially offsetting these decreases were improved underwriting results in our National and Small Group businesses.

Southeast

Our Southeast segment’s summarized results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$3,111.6	$2,795.3	$316.3	11%
Operating gain	$301.6	$243.4	$58.2	24
Operating margin	9.7%	8.7%		100	bp

Operating revenue increased $316.3 million, or 11%, to $3,111.6 million in 2004, primarily due to higher premium rates in our Local Large Group, Federal Employee Program and Small Group businesses.

Operating gain increased $58.2 million, or 24%, to $301.6 million in 2004, primarily due to improved underwriting results in our Local Large Group business. Operating gain in 2003 included $15.8 million of favorable prior year reserve development, offset by $40.4 million of premium refunds to certain policyholders and a $10.0 million contribution to Anthem’s charitable foundation.

Specialty

Our Specialty segment’s summarized results of operations for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30		$ Change	% Change
	2004	2003
	($ in Millions)
Operating revenue	$809.1	$533.4	$275.7	52%
Operating gain	$54.9	$47.6	$7.3	15%
Operating margin	6.8%	8.9%		(210	) bp

Operating revenue increased $275.7 million, or 52%, to $809.1 million in 2004, primarily due to increased mail-order prescription volume, including more specialty pharmacy prescriptions and increased wholesale drug costs which are passed through to our customers at Anthem Prescription. Specialty pharmacy prescriptions include higher cost transactions for biopharmaceutical and injectable medications, which are complex in design and administration, and are costly to ship and store. The increased mail-order prescription volume resulted from both membership increases and additional utilization of Anthem Prescription’s mail-order pharmacy option. For the nine months ended September 30, 2004, mail-order prescription volume increased 51% and retail prescription volume increased 47% compared to the nine months ended September 30, 2003. Effective January 1, 2004, Anthem Prescription began providing pharmacy benefit management services to our Southeast segment, which provided 28% and 36% increases, respectively, in mail-order and retail prescription volume.

Operating gain increased $7.3 million, or 15%, to $54.9 million in 2004, primarily due to increased mail-order prescription volume at Anthem Prescription. This improvement was partially offset by operating results in our other specialty businesses.

Other

Our summarized results of operations for our Other segment for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$135.4	$142.5	$(7.1)	(5)%
Elimination of intersegment revenues	(528.4)	(331.7)	(196.7)	59%

Total operating revenue	(393.0)	(189.2)	(203.8)	NM
Operating loss	$(47.4)	$(97.4)	$50.0	(51)%

Operating revenue from external customers decreased $7.1 million, or 5%, to $135.4 million in 2004, primarily due to the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS, which was substantially completed by June 30, 2003. This was partially offset by an increase in revenues from our Medicare customer service software development contract with CMS. Elimination of intersegment revenues increased $196.7 million, or 59%, reflecting additional sales by Anthem Prescription to our health segments.

Operating loss decreased $50.0 million, or 51%, to $(47.4) million in 2004, primarily due to lower incentive compensation expenses.

VII.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Application of these accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for unpaid life, accident and health claims, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 1 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Liability for Unpaid Life, Accident and Health Claims

The most significant accounting estimate in our consolidated financial statements is our liability for unpaid life, accident and health claims. At September 30, 2004, this liability was $1,899.3 million and represented 26% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities in accordance with GAAP for both incurred but not reported and reported but not yet paid claims are determined for each of our business segments employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims for each of our business segments by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

In addition to the pending claims and incurred but not reported claims, the liability for unpaid life, accident and health claims includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and loss adjustment expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our September 30, 2004 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor[1]		Claim Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claim Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claim Liabilities
	($ in Millions)		($ in Millions)
(3)%	163.0	(3)%	(25.0)
(2)%	107.0	(2)%	(16.0)
(1)%	53.0	(1)%	(8.0)
1%	(52.0)	1%	8.0
2%	(103.0)	2%	16.0
3%	(153.0)	3%	24.0

1Assumes (decrease) increase in the completion factors for the most recent four months

2Assumes (decrease) increase in the claim trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our September 30, 2004 estimated claim liability and the actual claims paid, net income for the three months ended September 30, 2004 would increase or decrease by $12.4 million, net of tax, or an increase or decrease of $0.09 per basic and diluted share.

As summarized below, Note 8 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our unpaid claim liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claim expense as well as adjustments to prior year estimated accruals. The line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for unpaid life, accident and health claims is as follows:

	Nine Months Ended September 30		Years Ended December 31
($ In Millions)	2004	2003	2003	2002	2001

Balances at beginning of period, net of reinsurance recoverables	$1,856.4	$1,821.2	$1,821.2	$1,352.7	$1,382.1
Business acquisitions, divestitures, purchase adjustments and reclassifications	(14.0)	(15.5)	(20.6)	379.4	(139.1)

Subtotal	1,842.4	1,805.7	1,800.6	1,732.1	1,243.0

Incurred related to:
Current year	10,512.5	9,353.1	12,462.3	9,965.1	7,843.1
Prior years (redundancy)	(169.9)	(181.3)	(226.1)	(150.7)	(96.4)

Total incurred	10,342.6	9,171.8	12,236.2	9,814.4	7,746.7

Paid related to:
Current year	8,765.1	7,725.5	10,685.4	8,396.4	6,521.5
Prior years	1,533.8	1,399.1	1,495.0	1,328.9	1,115.5

Total paid	10,298.9	9,124.6	12,180.4	9,725.3	7,637.0

Balances at end of period, net of reinsurance	1,886.1	1,852.9	1,856.4	1,821.2	1,352.7
Reinsurance recoverables at end of period	13.2	8.9	10.4	4.8	7.6

Reserve gross of reinsurance recoverables on unpaid claims at end of period	$1,899.3	$1,861.8	$1,866.8	$1,826.0	$1,360.3

Current year paid as a percent of current year incurred	83.4%	82.6%	85.7%	84.3%	83.1%

Prior year incurred redundancies in the current period as a percent of prior year incurred claims	1.4%	1.8%	2.3%	1.9%	1.5%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claim payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $169.9 million shown above for the nine months ended September 30, 2004 represents an estimate based on paid claim activity from January 1, 2004 to September 30, 2004. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 83%, of the $169.9 million redundancy relates to claims incurred in calendar year 2003, with the remaining 17% related to claims incurred in 2002 and prior.

We calculate the percentage of prior year redundancies in the current period to total incurred claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 2.3% for 2003, 1.9% for 2002 and 1.5% for 2001. Having only five months of incurred claims for our Southeast segment during 2002 impacted the ratio for 2003. Had the Southeast segment been included for the full year 2002, the ratio would have been approximately 2.0%. For the nine months ended September 30, 2003, assuming the Southeast segment had been included for that period, the ratio would have been approximately 1.6%. For the nine months ended September 30, 2004, the metric was 1.4%. This ratio is calculated using the redundancy of $169.9 million shown above, which represents an estimate based on paid claim activity from January 1, 2004 to September 30, 2004. The ratio of 1.4% is subject to change based on future paid claim activity throughout the remainder of 2004.

Additional review of the table above indicates that we are paying claims faster. The ratio of claims paid in the same year as incurred was 85.7% for 2003, 84.3% for 2002 and 83.1% for 2001. The increase is primarily attributable to improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. To illustrate this point, review of the nine-month periods presented above shows that as of September 30, 2004, 83.4% of current year incurred claims had been paid in the period incurred, as compared to 82.6% for the same period in 2003. Hence, payments have been accelerated by approximately $82.0 million, as compared to 2003 payment patterns.

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

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.32 per basic share and $0.31 per diluted share, for the nine months ended September 30, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards, therefore, no additional valuation allowance was recorded.

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

In the ordinary course of business, we are regularly audited by federal and state authorities, and from time to time, these audits result in proposed assessments. The Internal Revenue Service, or IRS, expects to complete its examination of our 1999 and 2000 federal tax returns in the fourth quarter of 2004. We have negotiated the settlement of a number of proposed assessments, and have not received the final examination report. We plan to pursue an administrative appeal before the IRS relating to examination findings with which we do not agree. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the IRS appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional material cash tax payments, we do not anticipate any material impact to earnings from these matters. The IRS has informed us that an examination of our 2001 and 2002 tax returns will begin in November 2004.

For additional information, see Note 12 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2004 was $2,444.6 million and intangible assets were $1,193.4 million. The sum of goodwill and intangible assets represented 26% of our total consolidated assets and 53% of our consolidated shareholders’ equity at September 30, 2004.

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

Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment test of existing goodwill and other intangible assets (with indefinite lives) for the year ended December 31, 2003 during the fourth quarter of 2003. We did not incur any impairment losses related to any goodwill and other intangible assets (with indefinite lives) as a result of our annual impairment test. We will complete our FAS 142 annual impairment test for 2004 during the fourth quarter of 2004.

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

For additional information, see Note 3 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

Investments

Total investment securities were $7,237.1 million at September 30, 2004 and represented 51% of our total consolidated assets at September 30, 2004. Our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

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

For additional information, see Note 4 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor a defined benefit pension plan for our employees which is accounted for in accordance with FAS 87, Employers’ Accounting for Pensions. FAS 87 requires that amounts recognized in financial statements be determined on an actuarial basis.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. At our last measurement date (September 30, 2004), we selected an expected rate of return on plan assets of 8.00% (consistent with 8.00% for 2004 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

Our assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years. This produces the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (September 30, 2004), we selected a discount rate of 5.75% (reduced from 6.25% at September 30, 2003), which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities. This allocation allows us to maximize the long-term return with a prudent level of risk. Plan assets are not invested in Anthem stock. As of our measurement date of September 30, 2004, we had approximately 52% of plan assets invested in equity securities, 45% in fixed maturity securities and 3% in other assets.

At September 30, 2004 our consolidated prepaid pension asset was $240.7 million. For the year ending December 31, 2004, no contributions are required under ERISA, however, we made a $10.0 million tax deductible discretionary contribution during the three months ended September 30, 2004. No further contributions are expected in 2004.

For the three and nine months ended September 30, 2004, we recognized consolidated pretax pension expense of $10.2 million and $30.6 million, respectively. Consolidated pretax pension expense for the three and nine months ended September 30, 2003 was $6.1 million and $16.8 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $182.0 million at September 30, 2004.

At our last measurement date (September 30, 2004), we selected a discount rate of 5.75% (reduced from 6.25% at September 30, 2003), which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rate used to measure the expected cost of other benefits at our measurement date was 10% and was assumed to decline to 5.5% by 2009.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay in 2006 and beyond will be lower as a result of the new Medicare provisions. As permitted by Financial Accounting Standards Board Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we deferred the recognition of the impact of the new Medicare provisions at December 31, 2003. During 2004, FSP 106-2 was issued and included final guidance on accounting for the provisions of this legislation. As required by FSP 106-2, Anthem accounted for the impact in the quarter ending September 30, 2004 using the prospective method. The impact of adopting FSP 106-2, while accretive to earnings, is not material to the consolidated financial statements.

For additional information regarding Retirement Benefits, see Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 15 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three or nine months ended September 30, 2004 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, net cash flow provided by operating activities was $682.7 million, as compared to $725.7 million at September 30, 2003, a decrease of $43.0 million. During the nine months ended September 30, 2004, we made long-term compensation payments of approximately $113.0 million associated with the three-year plan ended December 31, 2003.

Net cash flow used in investing activities was $417.2 million in 2004, compared to $544.2 million of cash used in 2003. The table below outlines the changes in cash flow used in investing activities between the two periods (in millions):

Increase in purchases of investments	$(1,246.8)
Increase in sales of investments	1,353.4
Decrease in purchases and sales of subsidiaries	6.3
Proceeds from settlement of cash flow hedge	20.3
Increase in net purchases of property and equipment	(6.2)

Total decrease in cash used in investing activities	$127.0

Net cash flow used in financing activities was $19.4 million in 2004 compared to cash used in financing activities of $206.3 million in 2003. The table below outlines the changes in cash flow used in financing activities between the two periods (in millions):

Decrease in repurchases of common stock	$61.7
Decrease in payments on long term debt	100.0
Increase in proceeds from exercise of stock options and employee stock purchase plan	19.5
Increase in proceeds from long term borrowings	5.7

Total decrease in cash used in financing activities	$186.9

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments of $7.9 billion at September 30, 2004. Total cash, cash equivalents and investments increased by $568.0 million since December 31, 2003, primarily resulting from cash flows from operations, offset by a decline in unrealized gains and losses resulting from changes in market interest rates.

At September 30, 2004, Anthem, Inc. held approximately $1.1 billion of our $7.9 billion of cash, cash equivalents and investments on hand. These funds are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments. A significant portion of this $1.1 billion of cash, cash equivalents and investments is expected to be used for the WellPoint transaction described below in Future Sources and Uses of Liquidity.

Our consolidated debt-to-total-capital ratio (calculated as the sum of debt, including the current portion of long term debt, divided by the sum of debt plus shareholders’ equity) was 19.7% as of September 30, 2004 and 21.7% as of December 31, 2003.

Anthem’s senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. Anthem intends to maintain its senior debt investment grade ratings. A significant downgrade in Anthem’s debt ratings could adversely affect its borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $4.0 billion for the pending transaction with WellPoint, including both the cash portion of the purchase price and estimated transaction costs (see “Significant Transactions” section of this Management Discussion and Analysis). During October 2003, we obtained a commitment for a bridge loan of up to $3.0 billion. During September 2004, the commitment for the bridge loan was extended to June 30, 2005. Additionally, as of September 30, 2004, we have $1.1 billion of cash, cash equivalents and investments and access to $1.0 billion of credit facilities, as discussed below. All indebtedness under the bridge loan must be repaid in full no later than December 31, 2005. At or immediately after the closing of the WellPoint transaction, we plan to issue up to $2.0 billion of debt securities in a public offering to provide permanent financing. In addition, we expect to put in place an expanded $2.5 billion revolving credit facility, replacing our current $1.0 billion of credit facilities. Upon issuance of the $2.0 billion of debt securities and the increase of $1.5 billion in our revolving credit facilities, the $3.0 billion commitment for the bridge loan will be terminated. In addition, as part of the debt recapitalization associated with the WellPoint transaction, and using sources of liquidity described above, we may repurchase a portion of our surplus notes, subject to market conditions at that time.

During the nine months ended September 30, 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $1.0 billion. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction. It is currently not know when the WellPoint transaction will close. On July 30, 2004, we terminated the hedges and received $20.3 million, the fair value of the hedges at the time of termination. We recorded accumulated other comprehensive income of $13.2 million, net of tax. As of September 30, 2004, based on our determination that it was probable that the first forecasted interest payment would not occur, we reclassified $0.7 million to net realized gains ($0.5 million net of tax). Since it is still possible, as of September 30, 2004, that the WellPoint transaction and associated debt offering will occur in the future, $12.7 million of accumulated other comprehensive income remains. Following the expected issuance of debt securities, any balances in accumulated other comprehensive income will be amortized into earnings over the life of the debt securities. If it becomes probable that the forecasted interest payments will not occur within the anticipated time period, the fair value of the cash flow hedges will be reclassified from accumulated other comprehensive income to earnings.

Anthem maintains $1.0 billion of revolving lines of credit with its lender group. Under one facility, which expires November 5, 2006, Anthem may borrow up to $400.0 million. On August 30, 2004, we renewed our $600.0 million revolving credit facility, extending the maturity date to June 28, 2005. Any amounts outstanding under this facility at June 28, 2005 (except amounts that bear interest rates determined by a competitive bidding process) convert to a term loan at Anthem’s option, which expires on June 28, 2006. Anthem’s ability to borrow under these credit facilities is subject to compliance with certain covenants. We were in compliance with these covenants as of September 30, 2004. There were no borrowings under these facilities for the three or nine months ended September 30, 2004.

On January 27, 2003, the Board of Directors authorized management to establish a $1.0 billion commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of debt and common stock of Anthem. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were no borrowings under this commercial paper program during the three or nine months ended September 30, 2004.

On December 18, 2002, Anthem filed a shelf registration with the SEC to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. In August 2004, Anthem issued $200.0 million of 3.50% notes due 2007 under this program. As of September 30, 2004, Anthem had $800.0 million of the shelf registration capacity remaining.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Anthem received $439.7 million of dividends from our subsidiaries during the nine months ended September 30, 2004, and does not expect any additional dividends to be paid during the remainder of 2004. Anthem received $458.6 million of dividends from its subsidiaries during the year ended December 31, 2003.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that will expire in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three and nine months ended September 30, 2004, the Company purchased 1.0 million shares of our common stock, at a cost of $82.2 million. At September 30, 2004, $200.5 million of authorization remained under this program. On October 25, 2004, the Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date until February 2006. Total available for repurchase following this approval is $700.5 million.

On October 25, 2004, the Board of Directors authorized management to repurchase and retire $40.0 aggregate principal amount of 4.655% subordinated debentures due 2006. Anthem anticipates completing this transaction in the fourth quarter of 2004.

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

For additional information regarding our other estimated contractual obligations and commitments at December 31, 2003, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. For additional information on our future debt maturities and lease commitments, included in our contractual obligations and commitments, see Note 5 and 14, respectively, to our audited consolidated financial statements for the years ended December 31, 2003 included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners’, or NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2003, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements of the Blue Cross Blue Shield Association established for its licensees.

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

During the nine months ended September 30, 2004, we entered into forward starting pay fixed interest rate hedging transactions with an aggregate notional amount of $1.0 billion. These hedges are being used to eliminate the uncertainty related to future interest payments on the expected issuance of debt securities to partially fund the cash portion of the WellPoint transaction. On July 30, 2004, we terminated the hedges and received $20.3 million, the fair value of the hedges at the time of termination. We have no additional exposure to market interest rates on the hedges.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Charles Shane, M.D., et al., v. Anthem, Inc., et al., the main provider track Multi District Litigation (“MDL”) case, the Eleventh Circuit issued an opinion on September 1, 2004, affirming the trial court’s class certification of all RICO claims, and reversing the trial court’s class certification on all state law claims. Defendants filed a petition for certiorari with the U.S. Supreme Court on October 15, 2004, seeking review of the class certification ruling. Separately, defendants appealed to the Eleventh Circuit an earlier trial court ruling denying in part motions to enforce the arbitration clauses in the contracts between the physicians and the managed care organizations. The trial court proceedings were stayed by the Eleventh Circuit, pending a ruling on such appeal.

State of Connecticut v. Anthem BCBS-CT, et al., was originally filed in U.S. District Court in Hartford, Connecticut, and removed to U.S. District Court in Miami, Florida, as part of the MDL proceedings. The trial court dismissed the case on September 19, 2003, and the Connecticut Attorney General filed an appeal to the Eleventh Circuit on December 1, 2003. On September 10, 2004, the Eleventh Circuit affirmed the dismissal by the trial court.

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

Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 was filed on June 27, 2002 in the Court of Common Pleas, Hamilton County, Ohio. Motions to dismiss or to send the case to binding arbitration, per the provider contracts, were filed. The Ohio court overruled the motions on January 21, 2003. Defendants have appealed. The Ohio appeal was heard on September 23, 2003. The Ohio appellate court affirmed the trial court’s ruling on November 21, 2003. On January 2, 2004, Anthem filed a motion seeking a discretionary appeal to the Ohio Supreme Court. The Ohio Supreme Court accepted the case for review on April 13, 2004. Briefing is complete and no date has been set for oral argument. Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 was filed on June 27, 2002 in the Boone County, Kentucky Circuit Court. Motions to dismiss or to send the case to binding arbitration, per the provider contracts, were filed. The Kentucky court overruled the motions on February 19, 2003. Anthem appealed, and the Kentucky Court of Appeals heard oral argument on August 11, 2004. A ruling will issue in due course.

In Edward Collins, MD, et al., v. Anthem Health Plans of Connecticut, the Connecticut state court certified a class on July 19, 2001. The Connecticut Supreme Court reversed the trial court on September 22, 2003, and remanded the case to the trial court for further consideration. On June 16, 2004, the trial court certified four of the plaintiffs’ claims as class claims. Anthem filed an appeal of the class certification decision on July 6, 2004. Briefing is proceeding in the Connecticut Supreme Court and the trial court proceedings are currently stayed.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)

July 1, 2004 to July 31, 2004	115,000	$82.22	115,000	$273.3
August 1, 2004 to August 31, 2004	497,500	81.06	497,500	233.0
September 1, 2004 to September 30, 2004	387,500	83.77	387,500	200.5

Total	1,000,000	$82.24	1,000,000	$200.5

(1)	Represents the number of shares repurchased through our repurchase program authorized by the Board of Directors on January 27, 2003 under which we are authorized to purchase up to $500.0 million prior to February 2005. On October 25, 2004, our Board of Directors authorized an increase of $500.0 million to our repurchase program and extended the expiration date until February 2006. Total available for repurchase following this authorization is $700.5 million.

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

ANTHEM, INC. Registrant

Date: October 27, 2004	By:	/s/ MICHAEL L. SMITH
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