Form 10-K
period 2004-12-31
WELLPOINT INC
filed 2005-03-14
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-16751

WELLPOINT, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2145715
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

120 Monument Circle
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 488-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2004 was approximately $12,325,389,690.

As of March 1, 2005, 304,985,533 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2005	PART III

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2004

TAB LE OF CONTENTS

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

References in this Annual Report on Form 10-K to the term “WellPoint” or the “Company” refer to WellPoint, Inc. and its direct and indirect subsidiaries, as the context requires, after the merger of Anthem, Inc. and WellPoint Health Networks Inc. on November 30, 2004. References to the term “WellPoint Health” or “WHN” refer to WellPoint Health Networks Inc. prior to the merger. References to the terms “we,” “our,” or “us,” refer to WellPoint.

PART I

ITEM 1. BUSINESS.

General

We are the largest publicly traded commercial health benefits company in terms of membership in the United States, serving more than 27 million medical members as of December 31, 2004. We are an independent licensee of the Blue Cross Blue Shield Association, or BCBSA, an association of independent health benefit plans, and serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for twelve other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. We also serve customers throughout various parts of the United States as HealthLink and UniCare. We are licensed to conduct insurance operations in all 50 states and Puerto Rico through our subsidiaries.

On November 30, 2004, Anthem, Inc. (“Anthem”) and WellPoint Health Networks Inc. (“WHN”) completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc. (“WellPoint”).

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs, health maintenance organizations, or HMOs, point-of-service plans, or POS plans, traditional indemnity plans and other hybrid plans, including consumer directed, hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance, dental, vision, behavioral health benefits, workers compensation and long-term care insurance. For our insured products, we charge a premium and assume all or a majority of the health care risk. Under self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or a majority of the health care costs. Approximately 92% of our 2004 operating revenue was derived from premium income, while approximately 8% was derived from administrative services and other revenues.

Our customer base primarily includes large groups with 51 or more employees (47.1% of our medical members at December 31, 2004), and individuals under age 65 and small groups of one to 50 employees (18.8% of our medical members as of December 31, 2004). Other major customer categories include National Accounts, BlueCard Host, Senior (over age 65 individuals and Medicare Supplement or Medicare Advantage policies) and State Sponsored Programs (primarily Medicaid and State Children’s Health Insurance Plans). We market our products through an extensive network of independent agents and brokers (primarily for Individual, Small Group and Senior customers) and through our in-house sales force that are compensated on a commission basis for new sales and retention of existing business (primarily for Large Group customers).

The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit plans by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market shares enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses.

Our results of operations depend in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts.

We believe health care is local, and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based products; distinctive service; simplified administrative transactions; and better access to information for quality care and decision-making.

We believe our local presence and national expertise create opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals.

Like many of our competitors, our vision for the future includes becoming a premier e-business organization by automating interactions with customers, brokers, agents, employees and other stakeholders through web-enabling technology and redesigning internal operations. We are developing our e-business strategy with the goal of becoming widely regarded as an e-business leader in the health benefits industry. The strategy includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced self-service capabilities benefiting customers, agents, brokers, partners and our associates.

We intend to continue to expand through a combination of organic growth and strategic acquisitions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of the additional economies of scale provided by increased overall membership. In addition, we believe geographic diversity reduces our exposure to local or regional regulatory and competitive pressures and provides us with increased opportunities for expansion. While the majority of our growth has been the result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets by providing excellent service, offering competitively priced products and effectively capturing the brand strength of the Blue Cross and Blue Shield names and marks.

WellPoint is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or SEC. Our website is www.wellpoint.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Recent Transactions

As discussed above, Anthem and WHN completed their merger on November 30, 2004. Prior to the merger, both Anthem and WHN had individually expanded through organic growth and acquisitions. Listed below are the most recent major transactions that were completed by the pre-merger companies.

•	On September 24, 2003, WHN completed its acquisition of Cobalt Corporation, the parent company of Blue Cross Blue Shield of Wisconsin.

•	On July 31, 2002, Anthem completed its purchase of Trigon Healthcare, Inc (“Trigon”). Trigon was the Blue Cross and Blue Shield licensee in Virginia, excluding the Northern Virginia suburbs of Washington, D.C.

•	On January 31, 2002, WHN completed its acquisition of RightCHOICE Managed Care, Inc., the parent company of Blue Cross and Blue Shield of Missouri (excluding 30 counties in the Kansas City area).

Industry Overview

The health benefits industry has experienced significant change in the last decade. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans, incorporating features of each, are among the various forms of managed care products that have developed over a number of years. Through these types of products, we attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for non-emergency hospital services, pre-authorization of outpatient surgical procedures, and network credentialing to determine that network doctors and hospitals have the required certifications and expertise. In addition, providers may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. HMO, PPO and POS members generally are charged periodic, pre-paid premiums, and pay co-payments or deductibles when they receive services. PPO and POS plans provide benefits for out-of-network usage, typically at higher out-of-pocket costs to members. HMO members generally select one of the network’s primary care physicians, who then assume responsibility for coordinating their health care services. Typically, there is no out-of-network benefit for HMO members except in emergencies. PPOs and other open access plans generally provide coverage when members select non-network providers without coordination through a primary care physician, but at a higher out-of-pocket cost. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to self refer or to choose non-network providers at higher out-of-pocket costs similar to those of PPOs.

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

The BCBSA has also undergone significant change in recent years. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid 1980s there were more than 125 separate Blue Cross or Blue Shield companies. Many of these organizations have merged, reducing the number of independent licensees to 40 as of December 31, 2004.

Each of the BCBS companies works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any member from one state works or travels outside of the state in which the policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of other BCBS plans.

Competition

The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to more aggressive marketing, a proliferation of new products and increased quality awareness and price sensitivity among customers. Significant consolidation within the industry has also added to competition. In addition, with the enactment of the Gramm-Leach-Bliley Act, banks and other financial institutions have the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Industry participants compete for customers mainly on the following factors:

•	price;

•	quality of service;

•	access to provider networks;

•	flexibility of benefit designs;

•	reputation (including NCQA accreditation status);

•	brand recognition; and

•	financial stability.

Over the last few years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. During the last several years, we have made significant technology investments to enhance our electronic interaction with third parties.

We believe our exclusive right to market products under the BCBS brand in many of our markets provides us with an advantage over our competition. In addition, our provider networks in our regions enable us to achieve cost-efficiencies and service levels that allow us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, excellent service, product value and brand recognition.

To build our provider networks, we also compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan. At the sales and distribution level, we compete for qualified agents and brokers to distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such agents and brokers are:

•	commission structure;

•	support services;

•	reputation and prior relationships; and

•	quality of the products.

We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our regions.

Operating Segments

Following the merger with WHN on November 30, 2004, our organizational structure changed. As a result of this change, we established three reportable segments: Health Care, Specialty and Other.

Health Care

Our Health Care segment is an aggregation of various operating segments, principally differentiated by geographic areas within which we offer similar health benefit products and services. These geographic areas include California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In addition, UniCare and HealthLink provide services in various other areas of the United States.

Specialty

Our Specialty segment is comprised of businesses providing pharmacy benefit management, group life and disability insurance benefits, dental, workers’ compensation and long-term care insurance. We also provide benefits for vision and behavioral health services.

Other

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal and United Government Services; Arcus Enterprises; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments.

For additional information regarding the operating results of our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Products and Services

Health Care

A general description of our health benefit products and services is provided below:

Preferred Provider Organization.    PPO products offer the member an option to select any health care provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.

Traditional Indemnity.    Indemnity products offer the member an option to select any health care provider for covered services. Coverage is subject to deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.

Health Maintenance Organization.    HMO products include comprehensive managed care benefits, generally through a participating network of physicians, hospitals and other providers. A member in one of our HMOs must typically select a primary care physician, or PCP, from our network. PCPs generally are family practitioners, internists or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services. Preventive care services are emphasized in these plans. We offer HMO plans with varying levels of co-payments, which result in different levels of premium rates.

Point-of-Service.    POS products blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expense (co-payments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Member cost sharing is limited by out-of-pocket maximums.

Management Services.    In addition to fully insured products, we provide administrative services to large group employers that maintain self-funded health plans. These administrative services include underwriting, actuarial services, medical management, claims processing and administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also write stop loss insurance for self-funded plans.

Senior Plans.    We offer numerous Medicare supplemental plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. We also offer a managed care alternative to the Medicare program in certain geographic areas. We also offer Medicare Advantage plans and Medicare approved drug discount cards in certain geographic regions. Our Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare. Our Medicare approved drug discount cards affords Medicare beneficiaries, without prescription drug coverage, access to our drug discounts.

BlueCard Plan.    BlueCard host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-WellPoint controlled BCBS licensee, who is the “home” plan. We perform certain administrative functions for BlueCard host members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.

Medicaid Plans and Other State-Sponsored Programs.    In California, a subsidiary holds contracts with the state to provide managed care programs to MediCal, California’s Medicaid program in a large part of the state. We have also obtained Medicaid contracts to serve members in several other states (and the Commonwealth of Puerto Rico) in which we conduct business.

Specialty

Pharmacy Products.    We offer pharmacy services and pharmacy benefit management services to our members. Our pharmacy services incorporate features such as drug formularies (where we develop lists of preferred, cost effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by us include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. Two of our subsidiaries are also licensed pharmacies and make prescription dispensing services available through mail order for pharmacy benefit management clients.

Life Insurance.    We offer an array of competitive group life insurance benefit products to both large and small group customers in conjunction with our health plans. The life products include term life, accidental death and dismemberment.

Disability.    We offer short-term and long-term disability programs, usually in conjunction with our health plans.

Behavioral Health.    We offer specialized behavioral health plans and benefit management. These plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. We have implemented employee assistance and behavioral managed care programs for a wide variety of businesses throughout the United States. These programs are offered through our subsidiaries and through third party behavioral health networks.

Dental.    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both an insured and self-funded basis.

Vision Services.    These services are primarily for our customers enrolled in our health plans.

Long-Term Care Insurance.    We offer long-term care insurance products to our California members through a subsidiary. The long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health services.

Workers Compensation Plan.    We offer workers compensation products to employees principally in the states of Wisconsin, Illinois, Indiana and Iowa.

Other

Medicare Fiscal Intermediary Operations.    Through our AdminaStar Federal and United Government Services subsidiaries, we serve as fiscal intermediaries for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers. United Government Services serves as the largest Part A fiscal intermediary in the United States. As a fiscal intermediary, we receive reimbursement for certain costs and expenditures.

Customer Segmentation

Our products are generally developed and marketed with an emphasis on the differing needs of various customer groups. In particular, our product development and marketing efforts take into account the differing characteristics between the various customer groups served by us, including individuals and small employers, large employers, seniors and Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Individual business units are responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer groups. We believe that one of the keys to our success has been the focus on distinct customer groups defined generally by employer size and geographic region, which better enables us to develop benefit plans and services that meet the unique needs of the distinct markets.

In each geographic region, we balance the need to customize products with the efficiencies of product standardization. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. As of December 31, 2004, our customer types include the following categories:

•	Large groups include employers with 51 to 4,999 employees eligible to participate as a member in one of our health plans as well as public entities that serve educational and public sector clients. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Large group cases may be experience rated or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, and our ability to effectively service large complex accounts. Large group also includes members in the Federal Employee Program. As a BCBSA licensee, we participate in a nationwide contract with the Federal government whereby we cover Federal employees and their dependents in our multi-state service area. Under a complex formula, we are reimbursed for our costs plus a fee. We also participate in the overall financial risk for medical claims on a pooled basis with the other participating BCBS companies. Large groups accounted for 47.1% of our members at December 31, 2004.

•	Individual (under 65) and small groups are defined as members who purchase health insurance services as individuals or through employers with one to 50 eligible employees. While individual policies are generally sold through independent agents and brokers or our in-house sales force, small groups are sold almost exclusively through independent agents and brokers. Small group cases are sold on a fully-insured basis. Underwriting and pricing is typically done on a community rated basis. (See “Regulation—Small Group Reform” below.) Conversely, individual business is usually medically underwritten at the point of initial issuance. Individual and small group customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with individual and small groups as compared to large groups. In several of our markets, there is much less competition for individual business than group contracts. Individuals and small groups accounted for 18.8% of our members at December 31, 2004.

•	National Accounts are defined as multi-state employer groups headquartered in a WellPoint service area with 5,000 or more eligible employees, including 5% or more located in a service area outside of the headquarters state. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 11.6% of our members at December 31, 2004.

•	BlueCard host customers are defined as enrollees of other BCBS plans, or the “home” plans, who receive health care services in our BCBS licensed markets. BlueCard host membership accounted for 12.5% of our members at December 31, 2004.

•	Senior customers are defined as members age 65 and over with Medicare Supplement or Medicare Advantage policies. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. The Medicare Advantage program is the managed care alternative to the federally funded Medicare program. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner. Senior business accounted for 3.8% of our members at December 31, 2004.

•	State sponsored program membership are defined as eligible members with state sponsored managed care alternatives for the Medicaid and State Children’s Health Insurance programs that we manage. In 2000, WHN entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health Reform Program in Puerto Rico. As of December 31, 2004, the company’s 50% share of this joint venture served approximately 252,000 members. Total state sponsored program business accounted for 6.2% of our members at December 31, 2004.

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two principal funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

The following tables set forth our health benefits membership by customer type and funding arrangement, both on a reported basis and a comparable basis assuming the merger of Anthem and WHN had occurred as of December 31, 2003:

Reported Basis
	December 31
	2004	2003
	(In Thousands)
Customer Type
Large Group	13,073	4,708
Individual and Small Group (ISG)	5,199	1,954
National Accounts	3,212	1,640
BlueCard	3,463	2,816

Total National	6,675	4,456
Senior	1,059	599
State Sponsored	1,722	210

Total	27,728	11,927

Funding Arrangement
Self-funded	13,039	6,412
Fully-insured	14,689	5,515

Total	27,728	11,927

Comparable Basis [1]
	December 31
	2004	2003
	(In Thousands)
Customer Type
Large Group	13,073	12,740
Individual and Small Group (ISG)	5,199	4,867
National Accounts	3,212	2,668
BlueCard	3,463	2,931

Total National	6,675	5,599
Senior	1,059	1,063
State Sponsored	1,722	1,781

Total	27,728	26,050

Funding Arrangement
Self-funded	13,039	11,750
Fully-insured	14,689	14,300

Total	27,728	26,050

[1]	Comparable basis was calculated by adding historical statistics for the former WHN to historical statistics for the former Anthem and adjusting the combined totals to assure a consistent approach for calculating membership and to eliminate overlapping BlueCard host membership.

For additional information regarding the change in membership between years, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

Networks and Provider Relations

Our relationships with physicians, hospitals and professionals that provide health care services to our members are guided by regional and national standards for network development, reimbursement and contract methodologies.

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. In certain markets we believe capitation can be a useful method to lower costs and reduce underwriting risk and we have some capitation contracts.

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

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee for service is our predominant reimbursement methodology for physicians. We generally use a resource-based relative value system (“RBRVS”) fee schedule to determine fee for service reimbursement. However, we also use proprietary fee schedules in certain markets. The RBRVS structure was developed and is maintained by the Centers for Medicare & Medicaid Services, or CMS, and is used by the Medicare program and other major payers. The RBRVS and proprietary systems are independent of submitted fees and therefore is not as vulnerable to inflation. In addition, we are implementing physician incentive contracting which recognizes clinical quality and performance as a basis for reimbursement.

Like our physician contracts, our hospital contracts provide for a variety of reimbursement arrangements depending on the network. Our hospital contracts recognize unique hospital attributes (e.g., academic medical centers or community hospitals) and the volume of care performed for our members. Many hospitals are reimbursed on a fixed amount per day for covered services (per diem) or a case rate basis similar to Medicare (Diagnosis Related Groups). Other hospitals are reimbursed on a discount from approved charge basis for covered services. Hospital outpatient services are reimbursed based on fixed case rates, fee schedules or percent of charges. To improve predictability of expected cost, we frequently use a multi-year contracting approach which provides stability in our competitive position versus other health benefit plans in the market, and have been transitioning to case rate payment methodologies. Many of our renewing hospital contracts have reimbursement linked to improved clinical performance, patient safety and medical error reduction.

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost effective medical care. These medical management activities and programs are administered and directed by physicians and trained nurses employed by us. One of the goals of our medical management strategies is to assure that the care delivered to our members is supported by appropriate medical and scientific evidence.

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

Disease management.    We are using more sophisticated care models built around disease management and advanced care management. These programs focus on those members who have chronic and/or complex illness and require the greatest amount of medical services. We provide important information to our physician providers and members to help them optimally manage the care of their specific conditions. For example, certain therapies and interventions for patients with diabetes help prevent some of the serious, long-term medical consequences of diabetes and reduce the risks of kidney, eye and heart disease. Our information systems can provide feedback to our physicians to enable them to improve the quality of care. For other prevalent medical conditions such as heart disease and asthma, our ability to correlate pharmacy data and medical management data allows us to provide important information to our members, physicians and other providers which enables them to more effectively manage these conditions.

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

Formulary management.    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee uses scientific and clinical evidence to assure that our members have access to the appropriate therapies.

Medical policy.    A medical policy group comprised of physician leaders from all of our geographic regions, working in close cooperation with academic medical centers, practicing community physicians, and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and the American Cancer Society determines our national policy for the application of new technologies.

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

Health Care Quality Initiatives

Increasingly, the health care industry is able to define quality health care based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the health care services provided to our members. Our ability to promote quality medical care has been recognized by the National Committee on Quality Assurance, or NCQA, the largest and most respected national accreditation program for managed care health plans.

A range of quality health care measures, including the Health Plan Employer Data and Information Set, or HEDIS, has been incorporated into the oversight certification by NCQA. HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For the HMO and POS plans, NCQA’s highest accreditation is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS results that are in the highest range of national or regional performance. For the PPO plans, NCQA’s highest accreditation is granted to those plans that have excellent programs for quality improvement and consumer protection and that meet or exceed NCQA’s standards.

In addition, we have initiated a broad array of quality programs, including those built around smoking cessation and transplant management, and increasingly effective hospital and physician quality initiatives centered on women’s health care, diabetes and patient safety.

Pricing and Underwriting of Our Products

We price our products based on our assessment of underwriting risk, administrative expenses and competitive factors. We continually review our product designs, underwriting and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our marketing strategies and profitability goals.

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

We have contracts with CMS to provide HMO Medicare Advantage coverage to Medicare beneficiaries who choose health care coverage through one of our HMO programs in certain geographic regions. Under these annual contracts, CMS pays us a set rate based on membership that is adjusted for demographic factors. These rates are subject to annual unilateral revision by CMS. In addition to premiums received from CMS, most of the Medicare products offered by us require a supplemental premium to be paid by the member.

See “Regulation—Small Group Reform” below for a discussion of certain regulatory restrictions on our underwriting and pricing.

Investments

At December 31, 2004, we held investment securities with an estimated fair value of $13.6 billion. Our investment portfolio is subject to credit risk, interest rate risk and market valuation risk. We manage these risks by establishing credit quality limitations as well as dollar limits of individual issuers. Approximately 91% of our current investments were debt securities, of which approximately 44% included corporate securities. The average credit rating of our corporate fixed maturity portfolio at December 31, 2004 was approximately AA. We evaluate our investment securities on a continuous basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. This review is subjective and requires a high degree of judgment. We believe we have adequately reviewed our investments for impairment and that our investment securities are carried at fair value. For additional information, see the Critical Accounting Policies and Estimates Section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk - Investments, and Note 5 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Liability for Medical Claims Payable

We establish and report liabilities or reserves on our balance sheet for medical claims payable by estimating the ultimate cost of incurred claims that have not yet been reported to us by members or providers and reported claims that have not yet been paid. The amounts recorded represent our estimates and the process requires a high degree of judgment. Reserves are established according to Actuarial Standards of Practice and generally accepted actuarial principles and are based on a number of factors. Due to the variability inherent in these assumptions, reserve estimates are sensitive to changes in medical claims payment patterns and changes in medical cost trends. Adjustments to claims liabilities occur each quarter and are sometimes significant as compared to net income recorded in that quarter. As of December 31, 2004, the amount in these liability accounts was $4.2 billion. For additional information, see the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated audited financial statements included in this Form 10-K.

Debt

We had approximately $4.3 billion of long-term debt outstanding as of December 31, 2004, an increase of approximately $2.6 billion from year end 2003, primarily a result of funding the WHN merger. Our debt-to-total capital ratio was 18.5% at December 31, 2004, as compared to 21.7% as of December 31, 2003. Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings.

BCBSA License

We have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which we operate. We have the exclusive right the use the BCBS names and marks for our health benefits products in California (Blue Cross only), Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin.

Each license requires an annual fee to be paid to the BCBSA. The fee is based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of our core states.

We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of the states that we are authorized to use the marks and the BCBSA could thereafter issue a license to use the BCBS names and marks in these states to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements, a change of control or violation of the BCBSA ownership limits on our capital stock, impending financial insolvency, the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.

The license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, including:

•	minimum capital and liquidity requirements;

•	enrollment and customer service performance requirements;

•	participation in programs that provide portability of membership between plans;

•	disclosure to the BCBSA relating to enrollment and financial conditions;

•	disclosures as to the structure of the BCBS system in contracts with third parties and in public statements;

•	plan governance requirements;

•	a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined net revenue attributable to health benefit plans within its service area must be sold, marketed, administered or underwritten under the BCBS names and marks;

•	a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services;

•	a requirement that we guarantee the contractual and financial obligations of our licensed affiliates; and

•	a requirement that we indemnify the BCBSA against any claims asserted against us resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B.

We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA.

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	licensure;

•	premium rates;

•	benefits;

•	service areas;

•	market conduct;

•	utilization review activities;

•	prompt payment of claims;

•	universal health care regulation based on the availability to individuals and small groups of a government sponsored health plan administered by a private contractor and funded by increased premium taxes;

•	assessments for state run immunization programs;

•	requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	member rights and responsibilities;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures;

•	collection, access or use of protected health information;

•	eligibility requirements;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and / or underinsured;

•	underwriting, marketing and rating restrictions for small group products;

•	member and provider complaints and appeals;

•	underwriting and pricing;

•	financial arrangements;

•	financial condition (including reserves); and

•	corporate governance.

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

There has been a recent trend of increased health care regulation at the federal and state levels. Proposed actions and legislation, regulation and initiatives relating to this trend include, among other things, the following:

•	eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith claims under state law, thereby exposing health benefits companies to expanded liability for punitive and other extra-contractual damages;

•	requiring an insurer to pay claims during grace periods irrespective of whether a premium is ultimately paid;

•	extending malpractice and other liability for medical and other decisions from providers to health plans;

•	imposing liability for negligent denials or delays in coverage;

•	requiring

•	coverage of experimental procedures and drugs,

•	direct access to specialists for patients with chronic conditions,

•	direct access to specialists (including OB/GYNs) and chiropractors,

•	direct payment of certain providers (whether or not such providers are participants, e.g., ambulance providers),

•	expanded consumer disclosures and notices and expanded coverage for emergency services,

•	liberalized definitions of medical necessity,

•	liberalized internal and external grievance and appeal procedures (including expedited decision making),

•	point of service benefits for HMO plans, and

•	payment of claims within specified time frames or payment of interest on claims that are not paid within those time frames;

•	prohibiting

•	so-called “gag” and similar clauses in physician agreements,

•	incentives based on utilization, and

•	limitations of arrangements designed to manage medical costs such as capitalized arrangements with providers or provider financial incentives;

•	regulating and restricting the use of utilization management and review;

•	restricting our ability to recover overpayments from health care providers;

•	restricting health plans’ use of different fee schedules for different types of health care providers;

•	regulating and monitoring the composition of provider networks, such as “any willing provider” and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and the conditions of that plan);

•	imposing payment levels for out-of-network care and restricting the application of lifetime benefit limitations and other limits to mental health benefits with parity;

•	exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	restricting the use of health plan claims information;

•	restricting the ability to refuse to honor assignment of benefits made so that non-network providers can be paid directly;

•	regulating procedures that protect the confidentiality of health and financial information;

•	implementation of a state-run single payer system;

•	imposing third-party review of denials of benefits (including denials based on a lack of medical necessity);

•	allowing entry of Multiple Employer Welfare Associations and Association Health Plans into group markets without regulation comparable to regulation of insurers;

•	limiting an insurer’s withdrawal from and reentry to market segments; and

•	restricting or eliminating the use of formularies for prescription drugs.

The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation or regulation.

In connection with the WHN merger, certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance which contained various commitments, including the commitment to provide $61.5 million of support for health benefit programs in those states. Additional undertakings include the requirement to maintain certain capital levels at those subsidiaries.

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

All of the principal states in which we do business have enacted rating laws. These laws are designed to reduce the variation in rates charged to insured groups who have favorable and unfavorable claims experience. They also limit the extent and frequency of rate increases. A common rate reform regulation is a pure community rating requirement, pursuant to which all persons in a geographic region would receive the same rate for the same coverage as any other person, without consideration of demographic factors such as age, gender, geographic location, medical risk or occupation. Most existing rating laws also impose a limit on the extent and frequency of a group’s rate increases. At least one state has enacted small group rate regulation that requires the carrier to choose between detailed rate review similar to the review of individual rates or acceptance of minimum loss ratio requirements.

Small Group Statutory Reinsurance Mechanisms

At this time, our Connecticut and New Hampshire plans are subject to involuntary assessments from small group reinsurance mechanisms within these states. Our plan in New Hampshire is subject to two risk sharing mechanisms. One is an assessment to fund a newly created high risk pool in the individual market. Our New Hampshire plan is also subject to a soon to lapse assessment mechanism to contribute an amount sufficient to cover the expenses and losses of writers of individual products. These mechanisms are designed to provide risk-spreading mechanisms for insurers doing business in jurisdictions that mandate that health insurance be issued on a guarantee issue basis. Guarantee issue requirements increase underwriting risk for insurers by forcing them to accept higher-risk business than they would normally accept. This reinsurance mechanism allows the insurer to cede this high-risk business to the reinsurance facility, thus sharing the underwriting experience with all insurers in the state. Connecticut and New Hampshire statutes subject insurance companies doing business in those jurisdictions to assessments to fund losses from the reinsurance mechanisms. Indiana, Ohio and Nevada statutes provide voluntary reinsurance mechanisms in which the assessment is against only those carriers electing to participate in the reinsurance mechanism. We have elected not to participate in these voluntary reinsurance mechanisms in Indiana and Ohio; however, we do participate in Nevada. Kentucky, Colorado, Maine and Virginia do not have a small group reinsurance mechanism.

We also offer Medicare Advantage plans and Medicare approved drug discount cards in certain geographic regions. Our Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare. Our Medicare approved drug discount cards affords Medicare beneficiaries, without prescription drug coverage, access to our drug discounts.

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

HIPAA and Gramm-Leach-Bliley Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA and its regulations, like other small group health insurance laws, impose obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed health care coverage for small employers having 2 to 50 employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health care coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage, and the gap between the prior coverage and the new coverage cannot exceed certain time frames.

In addition to the portability component of HIPAA, HIPAA authorized the Secretary of the United States Department of Health and Human Services, known as HHS, to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to health care providers that transmit health information in electronic form in connection with a HIPAA Standard Transaction, as well as to health plans (including insurers and HMOs) and health care clearinghouses (collectively referred to as “Covered Entities”). Privacy and Security Regulations adopted to implement HIPAA also require that Covered Entities obligate their business associates to follow HIPAA standards.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law has initially brought about significant and, in some cases, costly changes. HHS has released three rules to date mandating the use of new standards with respect to certain health care transactions, including health information. The first rule requires the use of uniform standards for common electronic health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. The new transaction standards became effective in October 2000. Originally, almost all Covered Entities were required to comply with these standards by October 16, 2002. However, legislation was enacted in December 2001 giving Covered Entities the option of extending their compliance date to October 16, 2003, provided that a filing was made with HHS prior to October 16, 2002. We took advantage of the extension and met our compliance obligations by October 16, 2003. Another rule established a standard for a unique employer identifier to be used in covered electronic transactions. This rule became effective in July 2002. Most Covered Entities were required to comply with this rule by July 30, 2004 and we met our compliance obligation on or before that date. A third rule establishes a national provider identifier to be used in covered electronic transactions. This rule becomes effective in May 2005. Most Covered Entities are required to comply with this rule by May 23, 2007. Additional standard transactions, such as claim attachment standards, are currently under development by HHS.

HHS also has developed new standards relating to the privacy of individually identifiable health information or protected health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by Covered Entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients with some significant new rights to understand and control how their health information is used, and imposed a number of administrative requirements on Covered Entities. These regulations do not preempt more stringent state laws and regulations that may apply to us. Most Covered Entities were required to comply with Privacy Regulations by April 14, 2003 (small health plans were given an additional year to comply). We complied timely with the privacy standards. HHS also issued Security Regulations containing standards that established administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information that a covered entity creates, receives, maintains or transmits, protects against any reasonably anticipated threats or hazards to the security or integrity of such information, and protects against any reasonably anticipated uses or disclosures of such information that are not permitted or required under the Privacy Regulation. Most Covered Entities must comply with the Security Regulations by April 20, 2005, and we expect to be in compliance on or before that date.

Other federal legislation includes the Gramm-Leach-Bliley Act, which generally placed restrictions on the disclosure of non-public information to non-affiliated third parties, and required financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. The federal law required state departments of insurance, and certain federal agencies, to adopt implementing regulations, and as such, there has been a great deal of activity at the state and federal level. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Investment and Retirement Products and Services

We are subject to regulation on investment and retirement products and services by various government agencies where we conduct business, including the insurance departments of California, Colorado, Connecticut, Delaware, Georgia, Illinois, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio, Puerto Rico, Texas, Virginia, and Wisconsin. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

ERISA

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor, or DOL. ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA.

ERISA prevents ERISA welfare benefit plans from being subject to certain state laws. However, ERISA does not prevent the application of state laws that regulate the business of insurance. The question of whether a state law regulates the business of insurance remains open to interpretation by the courts. In 2002, the United States Supreme Court held that insured health plans provided to employers under ERISA must still comply with state insurance laws which give patients the right to independent external review of medical coverage decisions. Recently, the United States Supreme Court unanimously held that ERISA preempted state law claims against insurers that conflicted with ERISA civil enforcement remedies where insurers use medical judgment to decide a contractual benefit under a welfare benefit plan. This decision settles some open issues regarding ERISA preemption of state laws; however, it is too soon to tell what impact, if any, there will be on our business. The United States Supreme Court has also held that a state’s any willing provider law applies to insured ERISA plans.

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

Guaranty Fund Assessments

Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Substantially all of our premiums are currently derived from insurance underwritten in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio, Virginia and Wisconsin.

Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance are made retrospectively and are based (up to prescribed percentage of premium limits) upon the ratio of (i) the insurance company’s premiums received in the applicable state over the previous three calendar years on accident and sickness insurance to (ii) the aggregate amount of premiums received by all assessed member insurance companies over such three calendar years on accident and sickness insurance. The guaranty fund assessments made under these acts are administered by the state’s guaranty association, which has its own board of directors selected by member insurers with the approval of the state insurance department. In general, an assessment may be abated or deferred by the guaranty association if, in the opinion of the board of the guaranty association, payment would endanger the ability of the member to fulfill its contractual obligations. The other member insurers, however, may be assessed for the amount of such abatement or deferral. All or a portion of such assessment paid by a member insurance company may be offset against its premium tax liability to the state in question over a multiple year period (generally five to 10 years) following the year in which the assessment was paid. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond our control.

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

The law requires increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2004, the RBC levels of our insurance subsidiaries exceeded all RBC thresholds.

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

Employees

At December 31, 2004, we had approximately 38,000 persons employed on a full-time basis. As of December 31, 2004, a small portion of employees were covered by collective bargaining agreements: approximately 143 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; approximately 169 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; and approximately 190 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this property, following the merger with WellPoint Health Networks Inc., we have offices located at 1 WellPoint Way, Thousand Oaks, California that house certain corporate and specialty services. These properties are being leased. In addition, in order to conduct our operations, which have expanded nationally due to our mergers and acquisitions, we lease or own offices in various other locations, including the greater Los Angeles, California area; Denver, Colorado; North Haven, Connecticut; Atlanta and Columbus, Georgia; Manchester, New Hampshire; the greater Chicago, Illinois area; Indianapolis, Indiana; Louisville, Kentucky; South Portland, Maine; Charlestown and Andover, Massachusetts; Dearborn, Michigan; St. Louis, Missouri; Mason/Cincinnati, Ohio; Worthington/Columbus, Ohio; Houston and Plano, Texas; Richmond, Virginia and Milwaukee, Wisconsin. We believe that our properties are adequate and suitable for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective November 30, 2004, WHN merged with Anthem Holding Corp., a wholly owned subsidiary of the Company.

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings (hereinafter collectively “MDL Cases”). A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On December 9, 2004, Judge Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005. On February 11, 2005, the District Court issued an order bifurcating the trial, holding that liability would be determined first, and damages would be tried after liability, if necessary.

On September 26, 2002, the Company was added as a defendant to the Shane Litigation.

On May 8, 2003, in a case titled Dr. Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal district court in Portland, Oregon, naming the Company and WHN, as well as several commercial insurers. This suit alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL Cases.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal district court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

On October 17, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Cigna, et al., several chiropractors and a podiatrist, along with chiropractic and podiatric associations, filed suit in federal district court in Miami, Florida, against ten managed care corporations, including the Company. The suit alleges that the companies violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL Cases.

On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal district court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-physician health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and assigned to Judge Moreno. This case has been stayed as a tag-along case to the MDL Cases.

On March 11, 1998, Anthem Insurance Companies, Inc., a wholly owned subsidiary of the Company, and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. In December 2001, CIC paid $2.5 in compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. In March 2003, Anthem Insurance and CIC paid punitive damages of $30.0 plus interest. Following the March 2003 payment and Satisfaction of Judgment, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the year ended December 31, 2003.

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr.,

M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area and as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. The Company is awaiting a decision from the Ohio Supreme Court in connection with procedural motions filed by the defendants. Defendants are seeking a discretionary review with the Kentucky Supreme Court on procedural motions, and filed their petition on February 10, 2005. These suits are in the preliminary stages.

On March 26, 2003, in a case titled Irwin v. AdvancePCS, et al. filed in the California Superior Court in Alameda County, California against Advance PCS, WHN and certain of its wholly owned subsidiaries, the plaintiff alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices including, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. On July 9, 2004, the court ordered that the case be resolved in arbitration.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

Prior to the Company’s acquisition of the group benefit operations (“GBO”), John Hancock Mutual Life Insurance Company (“John Hancock”) entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

On October 28, 2003 a case titled Abrams v. WellPoint Health Networks Inc., et al., was filed in the Superior Court of Ventura County, California against WHN and its board of directors alleging that WHN’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with the Company while in possession of non-public information regarding WHN’s financial results for the third quarter of 2003. The lawsuit sought to enjoin WHN from consummating the merger with the Company, unless WHN adopted and implemented a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. On May 7, 2004, WHN and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action, in which WHN agreed to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WHN’s stockholders beyond those contained in the preliminary proxy statement/prospectus. The settlement would also provide for the payment by WHN of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval). No part of the settlement costs will be paid by the WHN directors individually. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WHN or any of its directors. The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger. The settlement agreement was presented to the Superior Court judge assigned to the matter, on January 11, 2005. The judge preliminarily approved the settlement, and scheduled a hearing to consider final approval to take place on July 7, 2005.

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

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

The Company’s Common Stock, par value $0.01 per share, is listed on the New York Stock Exchange (“NYSE”) under the symbol “WLP”. On March 1, 2005, the closing price on the NYSE was $121.88. As of March 1, 2005, there were 166,845 shareholders of record of the Common Stock. The following table presents high and low sales prices for the Common Stock on the NYSE for the periods indicated.

	High	Low
2004
First Quarter	$92.13	$72.50
Second Quarter	95.60	83.85
Third Quarter	93.90	77.76
Fourth Quarter	117.70	72.20

2003
First Quarter	$67.13	$53.00
Second Quarter	82.90	63.80
Third Quarter	82.00	66.01
Fourth Quarter	77.96	64.75

Dividends

No cash dividends have been paid on our common stock. The declaration and payment of future dividends will be at the discretion of our board of directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our board of directors. In addition, we are a holding company whose primary assets are 100% of the capital stock of Anthem Insurance Companies, Inc., Anthem Southeast, Inc., and Anthem Holding Corp. Our ability to pay dividends to our shareholders, if authorized by our board of directors, is primarily dependent upon the receipt of dividends from these companies and their receipt of dividends from our other regulated insurance subsidiaries.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in or incorporated by reference into Part III Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2004 to October 31, 2004	—	—	—	$700.5
November 1, 2004 to November 30, 2004	—	—	—	700.5
December 1, 2004 to December 31, 2004	2,284,101	$101.33	—	700.5

Total	2,284,101	$101.33	—	$700.5

(1)	2,284,101 shares purchased during the quarter ended December 31, 2004 were due to shares delivered to or withheld by the Company in connection with stock-for-stock option exercises and employee payroll tax withholding upon exercise of stock options and vesting of restricted stock. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
(2)	Represents the number of shares repurchased through our repurchase program authorized by the Board of Directors on January 27, 2003 under which we are authorized to purchase up to $500.0 million prior to February 2005. On October 25, 2004, our Board of Directors authorized an increase of $500.0 million to our repurchase program and extended the expiration date until February 2006. Total available for repurchase following this authorization is $700.5 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2004, which have been audited by Ernst & Young LLP. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	As of and for the Year Ended December 31
	2004[1]	2003	2002[1]	2001	2000[1]
	($ in Millions, Except Per Share Data)
Income Statement Data
Total operating revenue[2,3]	$20,460.9	$16,487.1	$13,000.4	$10,131.3	$8,546.4
Total revenues[3]	20,815.1	16,781.4	13,292.2	10,455.7	8,773.9
Net income[4]	960.1	774.3	549.1	342.2	226.0

Per Share Data[4,5]
Basic income from continuing operations	$6.29	$5.60	$4.61	$3.31	$2.19
Diluted income from continuing operations	6.10	5.45	4.51	3.30	2.18

Other Data—(unaudited)
Benefit expense ratio[6]	82.0%	80.8%	82.3%	84.4%	84.5%
Selling, general and administrative expense ratio[6]	17.0%	18.8%	19.3%	19.6%	21.3%
Income before income taxes as a percentage of total revenues	6.9%	7.2%	6.0%	5.0%	3.7%
Net income as a percentage of total revenue	4.6%	4.6%	4.1%	3.3%	2.6%
Medical membership (000s)	27,728	11,927	11,053	7,883	7,142

	As of and for the Year Ended December 31
	2004[1]	2003	2002[1]	2001	2000[1]
	($ in Millions, Except Per Share Data)

Balance Sheet Data
Cash and investments[3]	$15,792.2	$7,478.2	$6,726.4	$4,559.8	$3,845.2
Total assets[3]	39,738.4	13,414.6	12,416.3	6,325.0	5,688.9
Long-term debt	4,276.7	1,662.8	1,659.4	818.0	597.5
Total liabilities[3]	20,279.4	7,414.7	7,054.0	4,265.0	3,769.1
Total shareholders’ equity[7]	19,459.0	5,999.9	5,362.3	2,060.0	1,919.8

[1]	The net assets and results of operations for Blue Cross Blue Shield of Maine, Trigon Healthcare, Inc. and WellPoint Health Networks Inc. are included from their respective acquisition dates of June 5, 2000, July 31, 2002 and November 30, 2004.
[2]	Operating revenue is obtained by adding premiums, administrative fees and other revenue.
[3]	Certain prior year amounts have been reclassified to conform to current year presentation.
[4]	We adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of FAS 142, we ceased amortization of goodwill. The intangible assets established for Blue Cross and Blue Shield trademarks are deemed to have indefinite lives, and beginning January 1, 2002, are no longer amortized.

Net income and earnings per share on a comparable basis as if FAS 142 had been adopted January 1, 2000, are as follows:

	2001	2000
Net income adjusted for FAS 142	$357.3	$238.5
Basic earnings per share adjusted for FAS 142	3.46	2.32
Diluted earnings per share adjusted for FAS 142	3.44	2.31

[5]	There were no shares or dilutive securities outstanding prior to November 2, 2001 (date of Anthem Insurance Companies, Inc.’s demutualization and initial public offering). Accordingly, amounts prior to 2002 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001 was used to calculate pro forma earnings per share for all periods prior to 2002.
[6]	The benefit expense ratio represents benefit expense as a percentage of premium revenue. The selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of operating revenue.
[7]	Represents policyholders’ surplus prior to the demutualization on November 2, 2001.

IT EM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, references to the terms “we”, “our”, or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana holding company, and its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—December 31, 2004 Compared to December 31, 2003

IV.	Cost of Care

V.	Results of Operations—Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

VI.	Membership—December 31, 2003 Compared to December 31, 2002

VII.	Results of Operations—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I. Overview

We are the nation’s largest publicly traded health benefits company in terms of membership, providing health benefit services to more than 27.7 million members as of December 31, 2004, and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We are the Blue Cross licensee in California and a Blue Cross and Blue Shield licensee in 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.), and Wisconsin. We also serve customers throughout various parts of the country as HealthLink and UniCare.

Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, senior and Medicaid. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Specialty segment is comprised of businesses providing pharmacy benefit management, group life and disability insurance benefits, dental, workers’ compensation and long-term care insurance. We also provide vision and behavioral health benefits services.

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal and United Government Services; Arcus Enterprises; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments.

Our operating revenue consists of premiums, administrative fees and other revenue. The premiums come from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Our administrative fees come from contracts where our customers are self-insured, where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn operating revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management companies.

Our benefit expense includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the subsequent reporting periods.

Our selling expense consists of external broker commission expenses, and generally varies with premium volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus salary and benefit expense. Discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our pharmacy benefit management companies, or PBM. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM, as well as cost changes, driven by prices set by pharmaceutical companies and mix of drugs sold.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs. Several economic factors related to health care costs, such as regulatory mandates of coverage and direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, included in this Form 10-K.

II.    Significant Transactions

On November 30, 2004, Anthem, Inc. and WellPoint Health Networks Inc., or WHN, completed their merger. Under the terms of the merger agreement, the stockholders of WHN (other than subsidiaries of WHN) received consideration of twenty-three dollars and eighty cents ($23.80) in cash and one share of Anthem, Inc. common stock for each WHN share outstanding. In addition, WHN stock options and other awards were converted to WellPoint, Inc. awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $16.0 billion. Anthem, Inc., the surviving corporate parent, was renamed WellPoint, Inc. concurrent with the merger.

III.    Membership—December 31, 2004 Compared to December 31, 2003

Our medical membership includes six different customer types: Large Group, Individual and Small Group, National Accounts, BlueCard Host, Senior and State Sponsored.

•	Large Group consists of those employer customers with 51 to 4,999 employees eligible to participate as a member in one of our health plans. Large Group also includes members in the Federal Employee

Program, or FEP, which provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarters state.

•	BlueCard host members represent enrollees of non-owned Blue Cross and Blue Shield plans who receive health care services in our Blue Cross and Blue Shield licensed markets.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

The following table presents our medical membership by customer type, funding arrangement and geographical region as of December 31, 2004 and 2003. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31		Comparable[2] December 31
Medical Membership	2004	2003[1]	2003	Change	%
Customer Type	(In Thousands)
Large Group	13,073	4,708	12,740	333	3%
Individual and Small Group (ISG)	5,199	1,954	4,867	332	7
National Accounts	3,212	1,640	2,668	544	20
BlueCard	3,463	2,816	2,931	532	18

Total National	6,675	4,456	5,599	1,076	19
Senior	1,059	599	1,063	(4)	—
State Sponsored	1,722	210	1,781	(59)	(3)

Total	27,728	11,927	26,050	1,678	6%

	December 31		Comparable[2] December 31
Medical Membership	2004	2003[1]	2003	Change	%
	(In Thousands)
Funding Arrangement
Self-Funded	13,039	6,412	11,750	1,289	11%
Fully-Insured	14,689	5,515	14,300	389	3

Total	27,728	11,927	26,050	1,678	6%

Regional Membership
Central[3]	9,649	5,688	9,090	559	6%
West	8,655	939	8,179	476	6
Southeast	5,962	2,700	5,456	506	9
Northeast	2,546	2,600	2,383	163	7
Wisconsin[4]	916	—	942	(26)	(3)

Total	27,728	11,927	26,050	1,678	6%

Specialty Metrics
PBM Prescription Volume[5]	336,541	76,871	299,630	36,911	12%
Behavioral Health	11,753	3,171	10,384	1,369	13
Life and Disability	5,306	2,230	5,240	66	1
Dental	5,048	2,529	5,291	(243)	(5)
Vision	773	423	431	342	79

[1]	Represents the former Anthem, Inc. only. Historical results have been reclassified to conform to current presentation.
[2]	“Comparable” statistics were calculated by adding historical statistics for the former WellPoint Health Networks Inc. to historical statistics for the former Anthem, Inc., and adjusting the combined totals to assure a consistent approach for calculating membership and volume statistics and to eliminate overlapping BlueCard host membership.
[3]	Includes our UniCare and HealthLink membership.
[4]	Includes 74,742 members of Unity Health Plans Insurance Company which was sold effective January 1, 2005.
[5]	Represents prescription volume for mail order and retail prescriptions for the full years ended 2004 and 2003, respectively. Prescription volume for 2004 and 2003 is shown on a “comparable” basis.

During the twelve months ended December 31, 2004, total comparable medical membership increased approximately 1,678,000, or 6%, primarily in our National Accounts, BlueCard, and ISG businesses. Our National Accounts comparable membership increased 544,000, or 20%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. BlueCard comparable membership increased 532,000, or 18%, representing increased sales by other Blue Cross and Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. ISG comparable membership increased 332,000, or 7%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Self-funded comparable medical membership increased 1,289,000, or 11%, primarily due to increases in our National Accounts and BlueCard businesses. Fully-insured comparable membership increased by 389,000 members, or 3%, primarily in our ISG business.

Prescription volume at our PBM increased 36,911,000 prescriptions, or 12%, on a comparable basis in 2004 primarily due to the integration of our Virginia health membership to our internal PBM, as well as increased mail-order utilization and growth within our other existing health lines of business.

Behavioral Health comparable membership increased 1,369,000, or 13%, in 2004 primarily due to HealthLink network growth, the integration of our Maine health customers which were previously serviced by an external vendor, and growth within our other existing health lines of business. Dental comparable membership decreased 243,000, or 5%, in 2004 primarily due to the loss of two specific large accounts. Vision comparable membership increased 342,000, or 79%, due to the integration of internal health members, as well as increased sales.

IV.    Cost of Care

The following discussion summarizes our aggregate cost of care trends for the full year 2004 for our Large Group and ISG fully-insured businesses only. Cost of care information as discussed below is presented as if pre-merger Anthem, Inc. and WHN were combined for all of 2004 and 2003. Accordingly, cost of care reported previously for pre-merger Anthem, Inc. is not comparable to what is presented below. Our cost of care trends are calculated by comparing the year over year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was just under 10% for 2004.

Costs for outpatient services and pharmacy continued to be the primary drivers of overall cost trends. Outpatient services cost trend increases were primarily driven by higher per visit costs as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. Pharmacy benefit cost trend increases were primarily driven by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. Price increases on existing brand drugs have been seen particularly in those therapeutic classes of drugs designed to reduce cholesterol and anti-depressants, our two largest categories of drugs based on overall expenses.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our disease management and advanced care management programs. In addition, we continually evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

Late in the third quarter of 2004, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. We have provided our network physicians with information regarding alternatives to VIOXX and our PBM has implemented a process to ensure appropriate usage of the COX 2 Inhibitor therapeutic class of drugs.

Despite the reported shortage of flu vaccine early in the 2004 – 2005 flu season, we have not seen an increase in hospital admissions, physician office visits and use of anti-viral drugs that would indicate a severe flu season in the fourth quarter of 2004. We are beginning to see an increase in these indications in early 2005.

V.    Results of Operations—Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Our consolidated results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended[1] December 31		Change
	2004	2003	$	%
	($ in Millions, Except Per Share Data)
Premiums	$18,771.6	$15,167.7	$3,603.9	24%
Administrative fees	1,436.9	1,160.2	276.7	24
Other revenue	252.4	159.2	93.2	59

Total operating revenue	20,460.9	16,487.1	3,973.8	24
Net investment income	311.7	278.1	33.6	12
Net realized gains on investments	42.5	16.2	26.3	NM2

Total revenue	20,815.1	16,781.4	4,033.7	24
Benefit expense	15,387.8	12,254.5	3,133.3	26
Selling, general and administrative expense:
Selling expense	537.2	411.2	126.0	31
General and administrative expense	2,940.5	2,686.3	254.2	9

Total selling, general and administrative expense	3,477.7	3,097.5	380.2	12
Cost of drugs	95.0	38.7	56.3	NM2
Interest expense	142.3	131.2	11.1	8
Amortization of other intangible assets	61.4	47.6	13.8	29
Merger-related undertakings	61.5	—	61.5	NM2
Loss on repurchase of debt	146.1	—	146.1	NM2

Total expense	19,371.8	15,569.5	3,802.3	24

Income before income taxes	1,443.3	1,211.9	231.4	19
Income taxes	483.2	437.6	45.6	10

Net income	$960.1	$774.3	$185.8	24%

Average diluted shares outstanding (in millions)	157.3	142.0	15.3	11%
Diluted net income per share	$6.10	$5.45	$0.65	12%
Benefit expense ratio[3]	82.0%	80.8%		120 bp4
Selling, general and administrative expense ratio[5]	17.0%	18.8%		(180) bp4
Income before income taxes as a percentage of total revenue	6.9%	7.2%		(30) bp4
Net income as a percentage of total revenue	4.6%	4.6%		— bp4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2004 include operations of WHN for the one month period ended December 31, 2004 only. Financial results for 2003 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	NM = Not meaningful.
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.
[4]	bp = basis point; one hundred basis points = 1%.
[5]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $3,603.9 million, or 24%, to $18,771.6 million in 2004, due to the impact of the merger with WHN, and premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG business. Partially offsetting the growth were shifts by certain customers to self-funding arrangements, resulting in lower revenues. Included in 2003 were premium refunds of $40.4 million issued to policyholders from our Health Care segment, as claims costs in certain lines of business were much lower than expected. Our premium yields, net of buy-downs, for our fully-insured Large Group and ISG businesses were just less than 10% on a rolling 12-month basis as of December 31, 2004, including the business of pre-merger WHN for all periods.

Administrative fees increased $276.7 million, or 24%, to $1,436.9 million in 2004, primarily due to increased revenues from self-funded membership, primarily in National businesses, and also due to the impact of the merger with WHN. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with Centers for Medicare & Medicaid Services, or CMS, which was substantially completed by June 30, 2003.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM, which provides its services to members of our Health Care segment and third party clients. Other revenue increased $93.2 million, or 59%, to $252.4 million in 2004, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by our PBM, and also due to the impact of the merger with WHN. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option. Effective January 1, 2004, our PBM began to provide pharmacy benefit management services to Virginia customers of our Health Care segment.

Net investment income increased $33.6 million, or 12%, to $311.7 million in 2004 primarily due to the merger with WHN. Our investment income also increased in 2004 due to the growth in invested assets from reinvestment of cash generated from operations, partially offset by a decrease in yields from new investments. Yields were lower in 2004 due in part to the impact of a portion of our fixed maturity portfolio being invested in shorter duration investments in anticipation of the WHN merger and the use of cash upon completion of the WHN merger on November 30, 2004. Yields were also lower in part due to an increased allocation of tax exempt securities in 2004, which is expected to enhance after tax income.

A summary of our net realized gains on investments for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended December 31
	2004	2003	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$40.6	$41.7	$(1.1)
Net realized gains from the sale of equity securities	3.3	0.5	2.8
Other-than-temporary impairments	(0.8)	(24.4)	23.6
Other losses	(0.6)	(1.6)	1.0

Net realized gains on investments	$42.5	$16.2	$26.3

Other-than-temporary impairments recognized in 2003 were substantially related to our equity security investments, primarily due to the length of time that the securities’ fair value had been less than cost.

Benefit expense increased $3,133.3 million, or 26%, to $15,387.8 million in 2004. Benefit expense increased due to the impact of the merger with WHN, and also due to increased cost of care, which was driven primarily by higher costs in outpatient services and drug costs. Included in the 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003 and a $24.5 million favorable adjustment for resolution of a litigation matter in our Health Care segment in the first quarter of 2003. Our benefit expense ratio increased 120 basis points from 80.8% in 2003 to 82.0% in 2004, increasing from lower than anticipated cost of care trends in 2003 and returning to more sustainable levels.

Selling, general and administrative expense increased $380.2 million, or 12%, to $3,477.7 million in 2004, primarily due to the impact of the merger with WHN, and also due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business and higher salary and benefits costs. These increases were partially offset by a decrease in incentive compensation in 2004, and $20.0 million of contributions to our charitable foundation made by our Health Care segment in 2003 which did not recur in 2004. Our selling, general and administrative expense ratio decreased 180 basis points to 17.0% in 2004, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues.

Cost of drugs increased $56.3 million, or 145%, to $95.0 million in 2004, primarily due to higher mail-order prescription volume at our PBM.

Interest expense increased $11.1 million, or 8%, to $142.3 million in 2004, primarily due to additional interest expense on the $2.8 billion of debt initially incurred in conjunction with the WHN merger. Debt of $2.8 billion initially incurred in conjunction with the WHN merger was reduced to approximately $1.9 billion at December 31, 2004. Interest expense for this merger-related debt was incurred in December 2004.

Amortization of other intangible assets increased $13.8 million, or 29%, to $61.4 million in 2004, primarily due to additional amortization expense on identifiable intangible assets resulting from the WHN merger.

Merger-related undertakings were expenses recorded in 2004 related to certain obligations under our agreements with the California Department of Insurance, the California Department of Managed Health Care and the Georgia Department of Insurance. These agreements were related to the merger with WHN.

The loss on repurchase of debt incurred in 2004 related to our tender offer for our high coupon surplus notes. Due to the high coupon on this debt and time remaining until stated maturity, the debt was repurchased at a significant premium over book value, which was the driver of the loss.

Income tax expense increased $45.6 million, or 10%, to $483.2 million in 2004. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool recorded during the first quarter of 2004.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure About Segments of an Enterprise and Related Information. In connection with the WHN merger and related organizational changes, we evaluated FAS 131 criteria and determined our reportable segments to be Health Care, Specialty and Other. This represents a change from pre-merger Anthem, which disclosed each geographic health region as a reportable segment. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, merger related undertakings, loss on repurchase of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 20 to our audited consolidated financial statements included in this Form 10-K. The discussions of segment results for the years ended December 31, 2004 and 2003 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$19,754.5	$16,000.1	$3,754.4	23%
Operating gain	$1,505.3	$1,174.6	$330.7	28%
Operating margin	7.6%	7.3%		30 bp

Operating revenue increased $3,754.4 million, or 23%, to $19,754.5 million in 2004, due to the impact of the merger with WHN, as the results of the acquired health business is included effective November 30, 2004. Operating revenue also increased due to premium rate increases in our Large Group, ISG, and Senior businesses. Also contributing to this growth were membership increases in our ISG and National Accounts businesses.

Operating gain increased $330.7 million, or 28%, to $1,505.3 million, due to our merger with WHN, improved underwriting results in our Large Group business, and growth in our National Accounts businesses. Included in the 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003 and a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003. Also included in 2003 were premium refunds of $40.4 million issued to policyholders as claims costs in certain lines of business were much lower than expected. Additionally, our Health Care segment made contributions of $20.0 million to our charitable foundation in 2003 that did not occur in 2004.

Specialty

Our Specialty segment’s summarized results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue	$1,235.2	$732.0	$503.2	69%
Operating gain	$100.9	$69.1	$31.8	46%
Operating margin	8.2%	9.4%		(120) bp

Operating revenue increased $503.2 million, or 69%, to $1,235.2 million in 2004, due to the impact of the merger with WHN, as the results of the acquired specialty business is included effective November 30, 2004. Operating revenue also increased due to increased mail-order prescription volume, including more specialty pharmacy prescriptions and increased wholesale drug costs which are passed through to customers of our PBM. Specialty pharmacy prescriptions include higher cost transactions for biopharmaceutical and injectable medications, which are complex in design and administration, and are costly to ship and store. The increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option. Effective January 1, 2004, our PBM began providing pharmacy benefit management services to our Virginia health members.

Operating gain increased $31.8 million, or 46%, to $100.9 million in 2004, due to the impact of the merger with WHN, and increased mail-order prescription volume at our PBM. This improvement was partially offset by operating results in our other specialty businesses.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31
	2004	2003	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$212.8	$197.8	$15.0	8%
Elimination of intersegment revenues	(741.6)	(442.8)	(298.8)	67%

Total operating revenue	(528.8)	(245.0)	(283.8)	NM
Operating loss	$(105.8)	$(147.3)	$41.5	(28)%

Operating revenue from external customers increased $15.0 million, or 8%, to $212.8 million in 2004, due to the impact of the merger with WHN, as well as an increase in revenues from our Medicare customer service software development contract with CMS. These were partially offset by the loss of our 1-800 Medicare Help Line contract with CMS, which was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $298.8 million, or 67%, reflecting additional sales by our pharmacy benefit management company to our Health Care segment.

Operating loss decreased $41.5 million, or 28%, to $(105.8) million in 2004, primarily due to lower incentive compensation expenses.

VI.    Membership—December 31, 2003 Compared to December 31, 2002

The following table presents our medical membership by customer type, funding arrangement and geographical region as of December 31, 2003 and 2002. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	December 31
	2003[1]	2002[1]	Change	%
	(In Thousands)
Medical Membership
Customer Type
Large Group	4,708	4,713	(5)	—%
Individual and Small Group (ISG)	1,954	1,737	217	12
National Accounts	1,640	1,363	277	20
BlueCard	2,816	2,419	397	16

Total National	4,456	3,782	674	18
Senior	599	618	(19)	(3)
State Sponsored	210	203	7	3

Total	11,927	11,053	874	8%

Funding Arrangement
Self-Funded	6,412	5,617	795	14%
Fully-Insured	5,515	5,436	79	1

Total	11,927	11,053	874	8%

	December 31
	2003[1]	2002[1]	Change	%
	(In Thousands)
Medical Membership
Regional Membership
Central	5,688	5,234	454	9%
West	939	836	103	12
Southeast	2,700	2,549	151	6
Northeast	2,600	2,434	166	7
Wisconsin	—	—	—	—

Total	11,927	11,053	874	8%

Specialty Metrics
PBM Prescription Volume[2]	76,871	61,976	14,895	24%
Behavioral Health	3,171	2,676	495	18
Life and Disability	2,230	1,971	259	13
Dental	2,529	1,488	1,041	70
Vision	423	6	417	NM

[1]	Represents the former Anthem, Inc. only. Historical results have been reclassified to conform to current presentation.
[2]	Represents prescription volume for mail order and retail prescriptions.

During the twelve months ended December 31, 2003, total medical membership increased approximately 874,000, or 8%, primarily in our BlueCard, National Accounts and ISG businesses. BlueCard membership increased 397,000, or 16%, primarily due to increased sales by other Blue Cross and Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. National Accounts membership increased 277,000, or 20%, due to increased sales in our existing markets due to recognition of the value of Blue Cross and Blue Shield networks and the related discounts we can secure, and our competitive advantage resulting from the breadth of our product offerings and distinctive customer service.

Also contributing to our medical membership increase were ISG enrollment gains of 217,000, or 12%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services.

Self-funded medical membership increased 795,000, or 14%, primarily due to increases in BlueCard and National Accounts businesses. Fully-insured membership increased by 79,000 members, or 1%, primarily in our ISG businesses, as explained above. In addition, we experienced a change in our mix of business by funding arrangement as certain Large Group and National Accounts customers shifted from fully-insured to self-funded during the year ended December 31, 2003. Due to economic conditions, certain large accounts assumed the health care risk associated with insuring their employees. This shift in funding arrangements did not have a material impact on our financial results for the year ended December 31, 2003.

Dental membership increased 1,041,000, or 70%, in 2003 primarily due to the integration of Connecticut health members, and growth from new sales. Vision membership increased 417,000 due to the new product launch, which took place in the fourth quarter of 2002.

VII.    Results of Operations—Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Our consolidated results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended[1] December 31		Change
	2003	2002	$	%
	($ in Millions, Except Per Share Data)
Premiums	$15,167.7	$11,937.9	$3,229.8	27%
Administrative fees	1,160.2	946.8	213.4	23
Other revenue	159.2	115.7	43.5	38

Total operating revenue	16,487.1	13,000.4	3,486.7	27
Net investment income	278.1	260.7	17.4	7
Net realized gains on investments	16.2	31.1	(14.9)	(48)

Total revenue	16,781.4	13,292.2	3,489.2	26
Benefit expense	12,254.5	9,821.9	2,432.6	25
Selling, general and administrative expense:
Selling expense	411.2	308.0	103.2	34
General and administrative expense	2,686.3	2,207.1	479.2	22

Total selling, general and administrative expense	3,097.5	2,515.1	582.4	23
Cost of drugs	38.7	24.0	14.7	61
Interest expense	131.2	98.5	32.7	33
Amortization of other intangible assets	47.6	30.2	17.4	58

Total expense	15,569.5	12,489.7	3,079.8	25

Income before income taxes	1,211.9	802.5	409.4	51
Income taxes	437.6	253.4	184.2	73

Net income	$774.3	$549.1	$225.2	41%

Average diluted shares outstanding (in millions)	142.0	121.8	20.2	17%
Diluted net income per share	$5.45	$4.51	$0.94	21%
Benefit expense ratio[2]	80.8%	82.3%		(150) bp [3]
Selling, general and administrative expense ratio[4]	18.8%	19.3%		(50) bp [3]
Income before income taxes as a percentage of total revenue	7.2%	6.0%		120 bp [3]
Net income as a percentage of total revenue	4.6%	4.1%		50 bp [3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2003 and 2002 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Throughout the following discussion of our results of operations, the operating results related to the Trigon acquisition are included for the year ended December 31, 2003 and the five months ended December 31, 2002. Both periods exclude any operating results related to the WHN acquisition.

Premiums increased $3,229.8 million, or 27%, to $15,167.7 million in 2003, primarily due to the impact of the Trigon acquisition, and also due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG business, which was partially offset by changes in the mix of our fully-insured products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain Large Group and National Account customers to self-funding arrangements, resulting in a shift from premiums to administrative fees and lower total revenues. The claims costs in certain Health Care segment lines of business were much lower than anticipated in 2003. Therefore, we issued premiums refunds to certain policyholders in the aggregate amount of $40.4 million, offsetting our premium growth. Our premium yields, net of buy-downs, for our fully-insured Large Group and Small Group businesses were approximately 10% on a rolling 12-month basis as of December 31, 2003.

Administrative fees increased $213.4 million, or 23%, to $1,160.2 million in 2003 due to the impact of the Trigon acquisition, and also due to increased BlueCard activity and increased revenues from self-funded membership, some of which resulted from the shift of customers from fully-insured arrangements. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of this contract was substantially completed by June 30, 2003. Administrative fee increases were also partially offset by the termination of a Health Care segment third party administrator arrangement in 2002.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM, which provides its services principally to members of our Health Care segment. Other revenue increased $43.5 million, or 38%, to $159.2 million in 2003, primarily due to additional mail-order prescription volume and increased prices of prescription drugs sold by our PBM. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy.

Benefit expense increased $2,432.6 million, or 25%, to $12,254.5 million in 2003. Included in these 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, and a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003 in our Health Care segment. Included in the 2002 results was a $26.6 million net favorable prior year reserve development. Benefit expense increased primarily due to increased cost of care, which was driven primarily by higher costs in professional services and outpatient services. Our benefit expense ratio decreased 150 basis points from 82.3% in 2002 to 80.8% in 2003 due in part to the impact of our Trigon acquisition in 2002, and also due to lower than anticipated medical costs, the favorable resolution of litigation, disciplined pricing and mix of business shifts from fully-insured to self-funded arrangements by groups that have had historically higher loss ratios.

Selling, general and administrative expenses increased $582.4 million, or 23%, to $3,097.5 million in 2003 due to the impact of the Trigon acquisition, and also due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business. Additionally, expenses increased due to higher salary and benefits costs resulting from normal merit and benefit increases. Included in the 2003 results were $20.0 million of contributions to our charitable foundation made by our Health Care segment. Included in the 2002 results was an unfavorable $23.0 million adjustment recorded to reflect the accrual of additional premium taxes in the state of Ohio and a $10.1 million reduction in the carrying value of our investment in MedUnite. Before the impact of our Trigon acquisition, our selling, general and administrative expense ratio decreased 70 basis points to 18.8% in 2003, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues.

Cost of drugs increased $14.7 million, or 61%, to $38.7 million in 2003, primarily due to higher prescription volume at our PBM.

Net investment income increased $17.4 million, or 7%, to $278.1 million in 2003. This increase in investment income primarily resulted from the investment of additional assets in 2003 from our Trigon acquisition and reinvestment of cash generated from operations, which were partially offset by a decrease in yields from new investments.

A summary of our net realized gains on investments for the years ended December 31, 2003 and 2002 is as follows:

	Year Ended December 31
	2003	2002	$ Change
	($ in Millions)
Net realized gains from the sale of fixed-maturity securities	$41.7	$32.9	$8.8
Net realized gains from the sale of equity securities	0.5	0.6	(0.1)
Other-than-temporary impairments	(24.4)	(3.1)	21.3)
Other gains (losses)	(1.6)	0.7	(2.3)

Net realized gains on investments	$16.2	$31.1	$(14.9)

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

Amortization of other intangible assets increased $17.4 million, or 58%, to $47.6 million in 2003, primarily due to additional amortization expense on identifiable intangible assets resulting from our Trigon acquisition. This amortization expense was included for twelve months in 2003 and five months in 2002.

Income tax expense increased $184.2 million, or 73%, to $437.6 million in 2003, primarily due to increased income before taxes. In addition, our effective income tax rate increased to 36.1% in 2003 from 31.6% in 2002. This 450 basis point increase in the effective income tax rate was primarily due to the release of a deferred tax valuation allowance in 2002.

Health Care

Our Health Care segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$16,000.1	$12,587.2	$3,412.9	27%
Operating gain	$1,174.6	$684.0	$490.6	72%
Operating margin	7.3%	5.4%		190 bp

In the table above, the year ended December 31, 2003 includes twelve months of operating results related to the Trigon acquisition, and the year ended December 31, 2002 includes five months of operating results related to the Trigon acquisition.

Operating revenue increased $3,412.9 million, or 27%, to $16,000.1 million in 2003 due to the impact of the Trigon acquisition, and also due to premium rate increases in our Large Group and ISG businesses. Also contributing to operating revenue growth was higher fully-insured membership, primarily in our ISG business. Operating revenue increases were partially offset by changes in the mix of our products with members selecting less rich benefit designs, resulting in lower priced products. Also offsetting the growth were shifts by certain National Accounts and Large Group customers to self-funded arrangements, resulting in lower revenues.

Operating gain increased $490.6 million, or 72%, to $1,174.6 million in 2003. Included in these 2003 results was a $31.7 million net favorable prior year reserve development recorded during the second quarter of 2003, a $24.5 million favorable adjustment for resolution of a litigation matter in the first quarter of 2003, and premium refunds of $40.4 million issued to policyholders, as claims costs in certain lines of business were much lower than expected. Also included in the 2003 results were $20.0 million of contributions to our charitable foundation. Included in the 2002 results was an unfavorable $23.0 million adjustment recorded to reflect the accrual of additional premium taxes in the state of Ohio and a $26.6 million net favorable prior year reserve development.

Specialty

Our Specialty segment’s summarized results of operations for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue	$732.0	$523.5	$208.5	40%
Operating gain	$69.1	$50.7	$18.4	36%
Operating margin	9.4%	9.7%		(30) bp

Operating revenue increased $208.5 million, or 40%, to $732.0 million in 2003, primarily due to increased mail-order prescription volume and increased wholesale drug costs which are passed through to our customers at our PBM, as well as the results of our behavioral health company, which evolved from our acquisition of PRO Behavioral Health on June 1, 2002. The increased mail-order prescription volume resulted from membership increases and additional utilization of our PBM’s mail-order pharmacy option. Operating revenue from our behavioral health business is increasing as we begin to provide these services to more of our existing health membership.

Operating gain increased $18.4 million, or 36%, to $69.1 million in 2003, primarily due to increased mail-order prescription volume. Improved behavioral health results due to additional revenues from existing health members who were converted to our internal behavioral health company during 2003 also contributed to Specialty’s increased operating gains. These improvements in operating gain were partially offset by start-up and integration expenses associated with our dental and vision operations.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31
	2003	2002	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$197.8	$189.3	$8.5	4%
Elimination of intersegment revenues	(442.8)	(299.6)	(143.2)	48%

Total operating revenue	(245.0)	(110.3)	(134.7)	NM
Operating loss	$(147.3)	$(95.3)	$(52.0)	55%

Operating revenue from external customers increased $8.5 million, or 4%, to $197.8 million in 2003, primarily due to cost reimbursement activity being reflected in our Medicare administration operations. This increase was partially offset by the loss of AdminaStar Federal’s 1-800 Medicare Help Line contract with CMS. During the fourth quarter of 2002, CMS awarded a new contract for this service to a competitor. The transition of the contract was substantially completed by June 30, 2003. Elimination of intersegment revenues increased $143.2 million, or 48%, reflecting additional sales by our pharmacy benefit management company to our Health Care segment.

Operating loss increased $52.0 million, or 55%, to $(147.3) million in 2003, primarily due to additional technology expenses, incentive compensation not allocated to the operating segments associated with better than expected performance and legal fees and expenses paid in 2003.

VIII.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medial claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2004, this liability was $4,202.0 million and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and reported but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months, the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

In addition to the pending claims and incurred but not reported claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

Management regularly reviews its assumptions regarding our claims liabilities and makes adjustments to benefit expense when necessary. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior year development is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our December 31, 2004 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$606.0	(3)%	$(154.0)
(2)%	395.0	(2)%	(103.0)
(1)%	193.0	(1)%	(51.0)
1%	(185.0)	1%	51.0
2%	(363.0)	2%	103.0
3%	(533.0)	3%	154.0

[1]	Assumes (decrease) increase in the completion factors for the most recent four months
[2]	Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our December 31, 2004 estimated claims liability and the actual claims paid, net income for the year ended December 31, 2004 would increase or decrease by $27.3 million while basic net income per share would increase or decrease by $0.18 per share and diluted net income per share would increase or decrease by $0.17 per share.

As summarized below, Note 10 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note

10 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In Millions)
Balances at January 1, net of reinsurance	$1,833.0	$1,797.2	$1,318.6

Business combinations and purchase adjustments	2,394.4	(20.6)	379.4

Incurred related to:
Current year	15,452.6	12,374.2	9,887.9
Prior years (redundancy)	(172.4)	(226.2)	(147.0)

Total incurred	15,280.2	12,148.0	9,740.9

Paid related to:
Current year	12,556.3	10,598.3	8,316.6
Prior years	2,781.2	1,493.3	1,325.1

Total paid	15,337.5	12,091.6	9,641.7

Balances at December 31, net of reinsurance	4,170.1	1,833.0	1,797.2
Reinsurance recoverables at December 31	31.9	8.7	2.8

Balances at December 31, gross of reinsurance recoverables	$4,202.0	$1,841.7	$1,800.0

Current year paid as a percent of current year incurred	81.3%	85.6%	84.1%
Prior year incurred redundancies in the current period as a percent of prior year incurred claims	1.4%	2.3%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The redundancy of $172.4 million shown in the table above and in Note 10 to our audited consolidated financial statements for the year ended December 31, 2004, represents an estimate based on paid claim activity from January 1, 2004 to December 31, 2004. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 81%, of the $172.4 million redundancy relates to claims incurred in calendar year 2003, with the remaining 19% related to claims incurred in 2002 and prior.

We calculate the percentage of prior year redundancies in the current period to total incurred claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 1.4% for 2004, 2.3% for 2003 and 1.9% for 2002. The 2.3% ratio for 2003 was impacted by having only five months of incurred claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, the ratio would have been approximately 2.0% for 2003. For the year ended December 31, 2004, the metric was 1.4%. This ratio is calculated using the redundancy of $172.4 million, shown above, which represents an estimate based on paid claim activity from January 1, 2004 to December 31, 2004.

The ratio of current year paid as a percent of current year incurred was 81.3% for 2004, 85.6% for 2003, and 84.1% for 2002. The 2004 ratio was impacted by having only one month of incurred and paid claims during 2004 for the former WHN. If the former WHN had not been included during 2004, the adjusted ratio would have been approximately 87.3% for 2004. The adjusted 2004 ratio compared to the 2003 ratio indicates that we are paying claims faster. The increase is primarily attributable to improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. To illustrate this point, using the adjusted 2004 ratio, 87.3% of current year incurred claims were paid in the same period as incurred, as compared to 85.6% for the same period in 2003. Hence, the payment patterns in 2004 resulted in acceleration of approximately $236.0 million, as compared to 2003 payment patterns.

The following table shows the variance between total incurred as reported in the above table for each of 2003 and 2002 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “Incurred related to current year” for the year shown and “Incurred related to prior years” for the immediately following year):

	2003	2002
	(In Millions)
Total incurred as reported	$12,148.0	$9,740.9
Retrospective basis	12,201.8	9,661.7

Variance	$(53.8)	$79.2

Variance to total incurred	(0.4)%	0.8%

Management expects that substantially all of the development of the 2004 estimate of medical claims payable will be known during 2005. This table shows that the Company’s estimates of this liability have approximated the actual development.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in determining an appropriate valuation allowance.

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the forecasted future taxable income and therefore likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.

During 2004, 2003 and 2002, the valuation allowance decreased by $33.8 million, $81.9 million and $112.4 million, respectively. The 2004 and 2003 reductions resulted from utilizing alternative minimum tax, or AMT, credits and net operating losses on our federal income tax return for which we had a deferred tax asset with a corresponding valuation allowance. As deferred tax assets related to those deductions are available for use in the tax return, a valuation was no longer required and was reduced. The decrease in the valuation allowance in 2004 was partially offset by an additional $5.6 million related to Indiana state taxes, as discussed below. During 2002 it was determined that the only items requiring a valuation allowance were those that relate to the anticipation of future taxable income. This determination was due to the levels of taxable income reported in our 2001 tax return, income generated during 2002 and taxable income expected in future periods.

During 2004, 2003 and 2002, we recorded additional tax liabilities of $44.1 million, $81.9 million and $57.2 million, respectively. These amounts offset the reduction in valuation allowances discussed above. These additional liabilities were recorded for uncertainty on several tax issues, including uncertainty arising from the lack of clear guidance from the Internal Revenue Service, or IRS, on various tax issues relating to our conversion from tax exempt to tax paying status. During 2002, the remainder of the decrease in the valuation allowance was offset by a reduction of goodwill of $18.0 million and also a reduction in tax expense of $37.2 million, which contributed to a reduced effective tax rate of 31.6% for the year ended December 31, 2002.

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.29 per basic share and $0.28 per diluted share, for the year ended December 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards; therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional tax liability for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and state authorities, and from time to time, these audits result in proposed assessments. The IRS completed its examination of our 1999 and 2000 federal tax returns in the fourth quarter of 2004. We negotiated the settlement of a number of proposed audit adjustments to which we agree that resulted in an additional $3.7 million of income tax for the 1999 and 2000 years, which was paid in the fourth quarter of 2004. We plan to pursue an administrative appeal before the IRS relating to examination findings with which we do not agree. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the IRS appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. The IRS began an examination of our 2001 and 2002 tax returns in November 2004.

For additional information, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2004 was $10,017.9 million and other intangible assets were $8,211.6 million. The sum of goodwill and intangible assets represents 46% of our total consolidated assets and 94% of our consolidated shareholders’ equity at December 31, 2004.

We follow Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2004, 2003 and 2002 and based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

On November 30, 2004, we completed our merger with WHN and purchased 100% of the outstanding common stock of WHN. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $7,579.6 million of non-tax deductible goodwill and $7,046.0 million of identifiable intangible assets. The purchase price allocation is preliminary and additional refinements may occur, including the completion of final third-party valuations of certain intangible assets.

On July 31, 2002, we completed our purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The allocation resulted in $2,146.1 million of non-tax deductible goodwill and $1,172.7 million of identifiable intangible assets.

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

For additional information, see Note 4 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Investments

Investment securities were $13,586.9 million at December 31, 2004 and represented 34% of our total consolidated assets at December 31, 2004. In accordance with Statement of Financial Accounting Standards No.

115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our portfolio, with the exception of certain securities held for contractual or regulatory purposes, are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

In addition to current available-for-sale investment securities, we held long-term investments of $748.1 million, or 2% of total consolidated assets, at December 31, 2004. These long-term investments consist primarily of restricted assets, certain equity securities and other investments, including investments on deposit with regulatory agencies. Due to their restricted nature, these investments are classified as long-term without regard to contractual maturity dates.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other than temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other than temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $0.8 million, $24.4 million and $3.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002. During the year ended December 31, 2003, we recorded a $22.3 million charge for other-than-temporary impairment of our equity securities, primarily due to the length of time that the securities’ fair value had been less than cost.

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

A summary of current available-for-sale investments with unrealized losses as of December 31, 2004 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Fixed maturity securities:
United States
Government securities	$809.2	$2.4	$—	$—	$809.2	$2.4
Obligations of states and political subdivisions	902.2	10.6	56.3	1.1	958.5	11.7
Corporate securities	1,363.1	8.4	26.5	0.7	1,389.6	9.1
Mortgage-backed securities	750.2	3.6	53.4	1.0	803.6	4.6

Total fixed maturity securities	3,824.7	25.0	136.2	2.8	3,960.9	27.8
Equity securities	82.5	3.3	—	—	82.5	3.3

Total	$3,907.2	$28.3	$136.2	$2.8	$4,043.4	$31.1

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were primarily caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company currently has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2004.

The Company participates in securities lending programs whereby marketable securities in its investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the collateral as an asset under “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower under “securities lending payable”.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position.

We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $476.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $466.7 million increase in fair value. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $117.3 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $117.3 million.

For additional information, see Part II, Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, including plans sponsored by WHN prior to the merger. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets (described below). Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods. We use a September 30 measurement date for determining benefit obligations and fair value of plan assets. Plans sponsored by pre-merger WHN, which have historically used a December 31 measurement date, will begin using a September 30 measurement date in 2005. The effective rates discussed below are based on a weighted average of all the plans and include the effect of using two measurement dates.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our last measurement date, we selected an expected rate of return on plan assets of 8.00% (consistent with 8.00% for 2004 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement dates. The weighted average discount rate for all plans is 5.83%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk.

In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in the Company’s expense and cash flow. Over time, the Company has increased the duration and allocation of fixed maturity securities to more closely match the sensitivity of plan assets with the plan obligations.

As of our measurement dates, we had approximately 58% of plan assets invested in equity securities, 40% in fixed maturity securities and 2% in other assets. Approximately $10.0 million, or less than 1%, of plan assets were invested in WellPoint common stock as of December 31, 2004.

At December 31, 2004, our consolidated net prepaid pension asset was $198.7 million, a decrease from $258.3 million at December 31, 2003. The decrease was primarily due to lower funding amounts and the addition of underfunded accrued pension benefit liabilities acquired from WHN during 2004 as compared to 2003. We funded our cash balance pension plans in the amount of $10.0 million during 2004 and $115.0 million during 2003. For the year ending December 31, 2005, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the years ended December 31, 2004, 2003 and 2002, we recognized consolidated pretax pension expense of $40.8 million, $21.3 million, and $14.3 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $381.0 million at December 31, 2004.

At our last measurement dates, the weighted average discount rate was 5.87%, developed using a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rates used to measure the expected cost of other benefits is 9.00% for 2005 with a gradual decline to 5.15% by the year 2009. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2004 by $36.0 million and would increase service and interest costs by $3.0 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $30.0 million as of December 31, 2004 and would decrease service and interest costs by $2.5 million.

See “New Accounting Pronouncements” below for discussion of Financial Accounting Standards Board Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123R will be effective for us on July 1, 2005. The impact of adoption on our financial position or results of operations has not yet been determined. See Note 12 to our audited consolidated financial statements included in this Form 10-K for our current disclosures of pro forma stock compensation expense.

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”), as part of its discussion surrounding EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), reached a consensus to require certain year end quantitative and qualitative disclosures about the unrealized losses from debt and equity securities, and management’s conclusion that any impairment is temporary. The required disclosures are required to include quantitative information about (1) the aggregate amount of unrealized losses and (2) the aggregate related fair values of investments with unrealized losses, summarized by the time period during which the investment has been in an unrealized loss position. See “Critical Accounting Policies and Estimates – Investments” above and Note 5 to our audited consolidated financial statements included in this Form 10-K for these required disclosures.

In September 2004, the FASB issued FASB Staff Position 03-1-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 03-1-1”), which delayed the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed. The disclosure requirements of the consensus, as described in the preceding paragraph, remain in effect. FSP 03-1-1 requires entities to continue applying relevant “other-than-temporary” guidance to determine if an impairment exists. As described in “Critical Accounting Policies and Estimates – Investments” above, we believe we have adequately reviewed for impairment and that our investment securities are carried at fair value.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay in 2006 and beyond will be lower as a result of the new Medicare provisions. FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), was issued in May 2004. FSP 106-2, which supersedes FSP 106-1, provides accounting guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits where the company has concluded that prescription drug benefits to “some or all participants for some or all future years are actuarially equivalent to Medicare Part D” and will receive the subsidy available under the Act. The FSP also provides disclosure requirements about the effects of the subsidy for companies that offer prescription drug benefits but have not yet determined whether they are actuarially equivalent to Medicare Part D. We have determined that our prescription drug benefits are actuarially equivalent to Medicare Part D. As such, we accounted for the impact of FSP 106-2 as required in the quarter ended September 30, 2004, using the prospective method. The impact of adopting FSP 106-2, while accretive to earnings, was not material to our consolidated financial statements.

There were no other new accounting pronouncements issued during 2004 that had a material impact on our financial position, operating results or disclosures.

IX.     Liquidity and Capital Resources

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long- term borrowings, capital expenditures and repurchase of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have access to a $2.0 billion commercial paper program supported by $2.5 billion of revolving credit facilities, which allow us to maintain further operating and financial flexibility.

Liquidity—Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

During 2004, net cash provided by operating activities was $1,303.2 million, as compared to $1,159.0 million in 2003, an increase of $144.2 million. The increase resulted from improved net income, including the impact of our merger with WHN, partially offset by a decline in cash from changes in operating assets and liabilities. Our decline in cash from changes in operating assets and liabilities included the impact of long-term compensation payments of approximately $113.0 million made during 2004 that had been accrued in prior years.

Net cash provided by operating activities for 2004 included one month of WHN cash flow activity following the merger. WHN reported net cash provided by operating activities of $972.6 million for the nine months ended September 30, 2004.

Net cash used in investing activities was $2,373.9 million in 2004, compared to cash used of $1,129.2 million in 2003, an increase in cash used of $1,244.7 million. The table below outlines the changes in investing cash flow between the two years (in millions):

Increase in net purchases of subsidiaries	$2,233.3
Decrease in net purchases of investments	(999.3)
Increase in net purchases of property and equipment	26.4
Proceeds from settlement of cash flow hedges	(15.7)

Total increase in cash used in investing activities	$1,244.7

The purchase of investment securities in 2004 decreased from 2003 as operating cash was retained for the WHN merger. The increase in 2004 subsidiary purchases resulted primarily from the use of cash for the WHN merger, as compared to minimal activity in 2003. The increase in net property and equipment purchases included one month of cash outflows for the pre-merger WHN companies.

Net cash provided by financing activities was $2,063.4 million in 2004 compared to cash used in financing activities of $260.2 million in 2003. Financing activity related to the merger with WHN, as described below, contributed to the increase in cash provided by financing activities.

Effective with the WHN merger, the board of directors authorized an increase in our commercial paper program from $1,000.0 million to $2,000.0 million. In December 2004, we initially borrowed $1,500.0 million under this commercial paper program, which was used to repay a portion of our senior credit facilities which were used at the date of the WHN merger to complete the transaction. As of December 31, 2004, $793.2 million of commercial paper remained outstanding.

On December 9, 2004, we issued $300.0 million of 3.750% Notes due 2007, $300.0 million of 4.250% Notes due 2009, $500.0 million of 5.000% Notes due 2014 and $500.0 million of 5.950% Notes due 2034. Net proceeds from this offering were approximately $1,583.7 million after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from these notes were used to repay borrowings outstanding under our bridge loan and five year credit facility, which were used at the date of the WHN merger to complete the transaction. In addition, a portion of the proceeds were used to fund the tender offer to purchase subsidiary surplus notes. The remainder of the proceeds was used to repay amounts outstanding under our commercial paper program described above.

During 2004, we received $159.0 million of proceeds from the issuance of common stock related to the exercise of stock options and our employee stock purchase program. These proceeds were offset by $82.2 million of cash used to repurchase our common stock.

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

Liquidity—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During 2003, net cash flow provided by operating activities was $1,159.0 million, as compared to $994.1 million in 2002, an increase of $164.9 million. The increase resulted from improved net income, including the impact of our July 31, 2002 acquisition of Trigon Healthcare, Inc. (“Trigon”), offset by a decline in operating cash flow from our operating assets and liabilities. The decline in cash from operating assets and liabilities primarily resulted from increases in receivables resulting from growth in our revenue base, payment for resolution of a litigation matter and higher incentive payments during 2003 as compared to 2002.

Net cash flow used in investing activities was $1,129.2 million in 2003, compared to cash used of $1,414.9 million in 2002, a decrease in cash used of $285.7 million. The table below outlines the changes in investing cash flow between the two years (in millions):

Decrease in net purchases of subsidiaries	$(782.1)
Increase in net purchases of investments	504.7
Decrease in net purchases of property and equipment	(8.3)

Total decrease in cash used in investing activities	$(285.7)

The purchase of investment securities increased as operating cash was invested and cash balances held by our investment managers was reduced. The decrease in subsidiary purchases resulted primarily from minimal activity in 2003 versus 2002, which included our Trigon acquisition. The decrease in net property and equipment purchases was nominal.

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

During 2002, proceeds of $938.5 million were received from the issuance of senior notes used to fund a portion of the Trigon acquisition. In addition, $31.1 million was received from the issuance of common stock due to the exercise of stock options and from our employee stock program. Offsetting these amounts was $256.2 million used to repurchase shares of common stock and $4.1 million used for costs related to the issuance of shares for the Trigon acquisition.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $15.8 billion at December 31, 2004. Since December 31, 2003, total cash, cash equivalents and investments, including long-term investments, increased by $8.3 billion, primarily resulting from our merger with WHN.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Also, in connection with the WHN merger, the Company and certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance which contained various commitments, including the commitment to provide $61.5 million of support for health benefit programs in those states. Additional undertakings include the requirement to maintain certain capital levels at those subsidiaries. During 2004, we received $1,097.7 million of dividends from our subsidiaries. At December 31, 2004, we held at the parent company approximately $207.3 million of our consolidated $15.8 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 18.5% as of December 31, 2004 and 21.7% as of December 31, 2003.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On November 19, 2004, we entered into new senior revolving credit facilities with certain of our lenders. The new facilities include a $1,000.0 million facility which expires on November 29, 2005 and a $1,500.0 million facility which will mature on November 30, 2009. These facilities replaced our $600.0 million revolving credit facility which was set to mature on June 28, 2005 and the $400.0 million revolving facility, which would have matured on November 5, 2006. Our ability to borrow under these new facilities is subject to compliance with certain covenants. As of December 31, 2004, there were no amounts outstanding under these facilities and we were in compliance with all covenants. These revolving credit facilities support our commercial paper program described in the next paragraph. Any borrowings under the commercial paper program will reduce the availability under the revolving credit facilities.

Effective upon the merger with WHN, the board of directors authorized an increase in our commercial paper program from $1.0 billion to $2.0 billion. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were $793.2 million of borrowings outstanding under this commercial paper program as of December 31, 2004.

On December 18, 2002, we filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. During August 2004, $200.0 million of 3.500% Notes due 2007 were issued under the shelf registration. As of December 31, 2004, Anthem had $800.0 million of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $1.2 billion of dividends to be paid to the parent company during 2005.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

In 2003, the board of directors authorized us to repurchase up to $500.0 million of stock under a program that would have expired in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased 1.0 million shares of our common stock during the year ended December 31, 2004, at a cost of $82.3 million. We purchased nearly 3.4 million shares of our common stock during the year ended December 31, 2003, at a cost of $217.2 million. On October 25, 2004, the board of directors authorized an increase of $500.0 million to the program and extended the expiration date until February 2006. As of December 31, 2004, we had $700.5 million of authorization remaining under this program.

During the year ended December 31, 2004, we funded a $10.0 million tax deductible discretionary contribution to our cash balance pension plan. Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. We may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2004 are as follows:

		Payments Due by Period
Contractual Obligations and Commitments (In Millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt and capital leases	$4,276.7	$—	$961.2	$1,091.9	$2,223.6
Capital leases	32.1	13.7	14.5	3.9	—
Operating leases	871.7	135.1	193.0	141.8	401.8
Venture capital commitments	26.6	10.5	12.6	2.9	0.6
Purchase obligations[1]	129.0	75.9	47.2	5.9	—
Other long term liabilities reflected on our balance sheet	4,432.1	—	786.2	816.3	2,829.6

Total contractual obligations and commitments	$9,768.2	$235.2	$2,014.7	$2,062.7	$5,455.6

1Includes obligations related to IT service agreements and telecommunication contracts

In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material non-cancelable commitments.

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information on our debt and lease commitments, see Notes 6 and 16, respectively, to our audited consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2004, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross Blue Shield Association and with the tangible net worth requirements applicable to certain of the Company’s California subsidiaries.

X.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about WellPoint, Inc. (“WellPoint”), name changed from Anthem, Inc. effective November 30, 2004, that is intended to be covered by the safe harbor for

“forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by WellPoint and WellPoint Health Networks Inc. (“WHN”); trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies in the WHN merger within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; our ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction and the value of the transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. WellPoint does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in WellPoint’s and WHN’s various SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on WellPoint’s financial positions as of December 31, 2004. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

Investments

Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk.

The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately AA. Interest rate risk is defined as the potential for economic losses on fixed maturity securities, due to a change in market interest rates. Our fixed maturity portfolio is invested primarily in U.S. government securities, corporate bonds, asset-backed bonds, mortgage-related securities and municipal bonds, all of which represent an exposure to changes in the level of market interest rates. Interest rate risk is managed by maintaining asset duration within a band based upon our liabilities, operating performance and liquidity needs. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.

Our portfolio includes corporate securities (approximately 44% of the total fixed maturity portfolio at December 31, 2004) which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately AA.

Our equity portfolio is comprised of large capitalization and small capitalization domestic equities, foreign equities and index mutual funds. Our equity portfolio is subject to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systematic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in a diversified equity portfolio.

All of our current investments are classified as available-for-sale. As of December 31, 2004, approximately 91% of our current investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $476.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $466.7 million increase in fair value. While we classify our current fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our equity securities portfolio, as of December 31, 2004, was approximately 9% of our current investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $117.3 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $117.3 million.

Debt

Our total debt at December 31, 2004 was $4.4 billion, and included $793.2 million of commercial paper. The carrying value of the commercial paper approximates fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

As of December 31, 2004, we had $150.0 million par value of notes at 4.875% due 2005, which are reported with other current liabilities, as they will mature in August 2005. The carrying and estimated fair value of these notes was $149.8 million and $152.0 million respectively, at December 31, 2004.

We have $2,600.0 million of senior unsecured notes that have fixed interest rates. These notes, at par value, included $200.0 million of notes at 3.50% due 2007, $300.0 million at 3.75% due 2007, $300.0 million at 4.25% due 2009, $800.0 million of 6.80% notes due 2012, $500.0 million at 5.00% due 2014 and $500.0 million at 5.95% due 2034. These notes had combined carrying and estimated fair value of $2,565.9 million and $2,707.6 million at December 31, 2004.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2004 included $42.0 million of 9.125% surplus notes due 2010 and $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The combined carrying value of the surplus notes was $66.4 million and $494.1 million at December 31, 2004 and 2003, respectively. The estimated fair value of the surplus notes exceeded the carrying value by $22.4 million and $157.9 million at December 31, 2004 and 2003, respectively. During 2004, we completed a tender offer to purchase a portion of these surplus notes, and purchased a net par value amount of $432.9 million. We recognized a loss of $146.1 million, which has been reported as loss on repurchase of debt securities in the statement of income for the year ended December 31, 2004.

In addition to the surplus notes, our subordinated debt also includes $800.0 million, par value, of notes, including $450.0 million of 6.375% notes due 2006 and $350.0 million of 6.375% notes due 2012 that were obligations of WHN prior to the merger. This indebtedness was assumed in the WHN merger by Anthem Holding Corp., a direct wholly-owned subsidiary of WellPoint. In accordance with accounting guidance for business combinations, this debt was recorded at estimated fair value as of November 30, 2004, the date of our merger. The carrying and estimated fair value at December 31, 2004 was $848.5 million and $854.5 million, respectively.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.

Hedges

We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. Our derivative use is limited to hedging purposes and we do not use derivative instruments for speculative purposes. On December 13, 2004, we entered into a $300.0 million notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. This swap agreement expires on December 14, 2007.

Changes in interest rates will affect the estimated fair value of this swap agreement. As of December 31, 2004, we recorded a liability of $0.8 million, the estimated fair value of the swap at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $8.4 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $8.6 million increase in fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (formerly Anthem, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WellPoint, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Indianapolis, Indiana

March 4, 2005

WellPoint, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	December 31
	2004	2003
Assets
Current assets:
Investments available-for-sale, at fair value	$13,586.9	$6,849.0
Cash and cash equivalents	1,457.2	464.5
Premium and self-funded receivables	1,574.6	690.3
Other receivables	876.4	325.7
Securities lending collateral	658.5	—
Deferred tax assets, net	434.0	—
Other current assets	769.9	445.6

Total current assets	19,357.5	8,775.1
Long-term investments	748.1	164.7
Property and equipment	1,045.2	510.5
Goodwill	10,017.9	2,450.1
Other intangible assets	8,211.6	1,227.0
Other noncurrent assets	358.1	287.2

Total assets	$39,738.4	$13,414.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,202.0	$1,841.7
Reserves for future policy benefits	145.0	18.4
Other policyholder liabilities	1,209.5	501.9

Total policy liabilities	5,556.5	2,362.0
Unearned income	1,046.6	411.1
Accounts payable and accrued expenses	2,222.1	900.5
Income taxes payable	418.8	469.5
Security trades pending payable	84.4	—
Securities lending payable	658.5	—
Other current liabilities	1,583.7	632.1

Total current liabilities	11,570.6	4,775.2
Long-term debt	4,276.7	1,662.8
Reserves for future policy benefits, noncurrent	727.2	375.5
Deferred income taxes	2,596.4	200.8
Other noncurrent liabilities	1,108.5	400.4

Total liabilities	20,279.4	7,414.7
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2004, 302,626,708; 2003, 137,641,034	3.0	1.4
Additional paid in capital	17,433.6	4,708.7
Retained earnings	1,960.1	1,154.3
Unearned stock compensation	(83.5)	(3.2)
Accumulated other comprehensive income	145.8	138.7

Total shareholders’ equity	19,459.0	5,999.9

Total liabilities and shareholders’ equity	$39,738.4	$13,414.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(In Millions, Except Per Share Data)	Year ended December 31
	2004	2003	2002
Revenues
Premiums	$18,771.6	$15,167.7	$11,937.9
Administrative fees	1,436.9	1,160.2	946.8
Other revenue	252.4	159.2	115.7

Total operating revenue	20,460.9	16,487.1	13,000.4
Net investment income	311.7	278.1	260.7
Net realized gains on investments	42.5	16.2	31.1

	20,815.1	16,781.4	13,292.2
Expenses
Benefit expense	15,387.8	12,254.5	9,821.9
Selling, general and administrative expense
Selling expense	537.2	411.2	308.0
General and administrative expense	2,940.5	2,686.3	2,207.1

Total selling, general and administrative expense	3,477.7	3,097.5	2,515.1
Cost of drugs	95.0	38.7	24.0
Interest expense	142.3	131.2	98.5
Amortization of other intangible assets	61.4	47.6	30.2
Merger-related undertakings	61.5	—	—
Loss on repurchase of debt securities	146.1	—	—

	19,371.8	15,569.5	12,489.7

Income before income taxes	1,443.3	1,211.9	802.5
Income taxes	483.2	437.6	253.4

Net income	$960.1	$774.3	$549.1

Net income per share
Basic	$6.29	$5.60	$4.61

Diluted	$6.10	$5.45	$4.51

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(In Millions)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2001	103.3	$1.1	$1,960.8	$55.7	$—	$42.4	$2,060.0
Net income	—	—	—	549.1	—	—	549.1
Change in net unrealized gains on investments	—	—	—	—	—	87.9	87.9
Change in additional minimum pension liability	—	—	—	—	—	(7.6)	(7.6)

Comprehensive income							629.4
Issuance of common stock and conversion of stock options in connection with acquisition of Trigon Healthcare Inc., net of issue costs	39.0	0.4	2,899.1	—	—	—	2,899.5
Repurchase and retirement of common stock	(4.1)	(0.1)	(132.6)	(123.5)	—	—	(256.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1.1	—	34.7	—	(5.3)	—	29.4
Adjustments related to the 2001 demutualization	—	—	0.2	—	—	—	0.2

Balance at December 31, 2002	139.3	1.4	4,762.2	481.3	(5.3)	122.7	5,362.3
Net income	—	—	—	774.3	—	—	774.3
Change in net unrealized gains on investments	—	—	—	—	—	6.8	6.8
Change in additional minimum pension liability	—	—	—	—	—	9.2	9.2

Comprehensive income							790.3
Repurchase and retirement of common stock	(3.4)	—	(115.9)	(101.3)	—	—	(217.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	1.7	—	62.4	—	2.1	—	64.5

Balance at December 31, 2003	137.6	1.4	4,708.7	1,154.3	(3.2)	138.7	5,999.9
Net income	—	—	—	960.1	—	—	960.1
Change in net unrealized gains on investments	—	—	—	—	—	(2.5)	(2.5)
Change in unrealized gains on cash flow hedge	—	—	—	—	—	9.7	9.7
Change in additional minimum pension liability	—	—	—	—	—	(0.1)	(0.1)

Comprehensive income							967.2
Issuance of common stock and conversion of stock options in connection with WellPoint Health Networks Inc. merger, net of issue costs and elimination of subsidiary held stock	154.2	1.6	12,029.2	—	(46.9)	—	11,983.9
Issuance of common stock under Equity Security Units stock purchase contracts	5.3	—	230.0	—	—	—	230.0
Repurchase and retirement of common stock	(1.0)	—	(34.6)	(47.7)	—	—	(82.3)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercises	6.5	—	500.3	(106.6)	(33.4)	—	360.3

Balance at December 31, 2004	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(In Millions)	Year ended December 31
	2004	2003	2002
Operating activities
Net income	$960.1	$774.3	$549.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(42.5)	(16.2)	(31.1)
Loss on repurchase of debt securities	146.1	—	—
Depreciation and amortization, net of accretion	279.1	245.0	157.0
Deferred income taxes	(103.4)	(26.7)	(22.4)
Loss on sale of property and equipment	0.8	0.4	2.2
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(1.3)	(201.8)	126.7
Other assets	(89.9)	(141.7)	(317.9)
Policy liabilities	25.6	104.7	227.4
Unearned income	34.0	84.6	47.7
Accounts payable and accrued expenses	191.6	61.0	15.6
Income taxes payable	(125.5)	152.0	104.5
Other liabilities	28.5	123.4	135.3

Net cash provided by operating activities	1,303.2	1,159.0	994.1

Investing activities
Purchases of investments	(7,249.3)	(5,136.3)	(5,062.8)
Proceeds from sales or maturities of investments	7,227.3	4,115.0	4,546.2
Purchases of subsidiaries, net of cash acquired	(2,239.9)	(3.5)	(789.6)
Proceeds from sale of subsidiaries, net of cash sold	—	(3.1)	0.9
Proceeds from settlement of cash flow hedges	15.7	—	—
Proceeds from sale of property and equipment	9.1	9.4	13.7
Purchases of property and equipment	(136.8)	(110.7)	(123.3)

Net cash used in investing activities	(2,373.9)	(1,129.2)	(1,414.9)

Financing activities
Proceeds from commercial paper borrowings	793.2	—	—
Proceeds from long-term borrowings	1,770.2	—	938.5
Payments on long-term borrowings	(798.5)	(100.0)	—
Proceeds from issuance of common stock under Equity Security Units stock purchase contracts	230.0	—	—
Repurchase and retirement of common stock	(82.2)	(217.2)	(256.2)
Proceeds from employee stock purchase plan and exercise of stock options	159.0	57.0	31.1
Costs related to the issuance of common stock for WellPoint Health Networks Inc. merger and Trigon Healthcare, Inc. acquisition	(8.3)	—	(4.1)

Net cash provided by (used in) financing activities	2,063.4	(260.2)	709.3

Change in cash and cash equivalents	992.7	(230.4)	288.5
Cash and cash equivalents at beginning of year	464.5	694.9	406.4

Cash and cash equivalents at end of year	$1,457.2	$464.5	$694.9

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

(Dollars in Millions, Except Share Data)

1. Organization

WellPoint, Inc. (“WellPoint” and collectively with its subsidiaries, the “Company”), name changed from Anthem, Inc. (“Anthem”) effective November 30, 2004, is the largest publicly traded commercial health benefits company in terms of membership in the United States, serving more than 27.7 million members as of December 31, 2004. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance benefits, dental, vision, behavioral health benefits, workers compensation and long-term care insurance. The Company is licensed in all 50 states.

WellPoint is an independent licensee of the Blue Cross Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serves its members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for twelve other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. WellPoint also serves customers throughout various parts of the United States as HealthLink and UniCare.

On November 30, 2004, Anthem and WellPoint Health Networks Inc. (“WHN”) completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc. In addition, the ticker symbol for Anthem’s common stock listed on the New York Stock Exchange was changed to “WLP”. WHN’s operating results are included in WellPoint’s consolidated financial statements for the period following November 30, 2004.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of the Company include the accounts of WellPoint and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments: All current fixed maturity and equity securities are classified as “available-for-sale” and are reported at fair value. The Company has determined its investment securities are available to support current operations and, accordingly, has classified such investment securities as current assets without regard for contractual maturities. The unrealized gains or losses on these securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity unless the decline in value is deemed to

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors.

Long-term investments consist primarily of restricted assets, investments on deposit with regulatory agencies and certain equity and other investments. The Company classifies investments used to satisfy contractual, regulatory or other requirements as long-term investments, without regard to contractual maturity dates. Investments in certain restricted assets included in rabbi trusts are accounted for as trading securities and reported at fair value. Long-term investments used for other contractual obligations and investments on deposit with regulatory agencies are considered available-for-sale and reported at fair value. The Company’s investments in limited partnerships and other non-consolidated investments are generally accounted for using the equity method.

The Company participates in securities lending programs whereby marketable securities in its investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the collateral as an asset under “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower under “securities lending payable”.

Realized gains or losses, determined by specific identification of investments sold or impaired, are included in income.

Cash Equivalents: All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $78.1 and $18.0 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is based on historical collection trends and management’s judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include amounts for interest earned on investments, proceeds due from brokers on investment trades, government programs, pharmacy sales, reinsurance, claim recoveries and other miscellaneous amounts due to the Company. These receivables have been reduced by an allowance for uncollectible amounts of $84.6 and $25.1 at December 31, 2004 and 2003, respectively.

The Company’s pharmacy benefit managers (“PBM”) contract with pharmaceutical manufacturers, some of whom provide rebates based on use of the manufacturers’ products by the PBM’s affiliated and non-affiliated clients. The Company accrues rebates receivable on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The PBM bills these rebates to the manufacturers on a quarterly basis. The Company records rebates attributable to affiliated clients as a reduction to benefit expense. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts is also recorded. The Company generally receives rebates between two to five months after billing.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings, two to eight years for furniture and equipment, and three to ten years for computer software. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill and Other Intangible Assets: The Company follows FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations to be accounted for using the purchase method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield trademarks, licenses, non-compete and other agreements.

Retirement Benefits: Pension benefits are recorded in accordance with FAS 87, Employers’ Accounting for Pensions. Prepaid pension benefits represent prepaid benefit costs related to defined benefit pension plans and are reported with other noncurrent assets. Liabilities for pension benefits are reported with other noncurrent liabilities.

Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. These benefits are accrued in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits, and are reported with other noncurrent liabilities.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the retiree medical benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions. The Company has adopted accounting guidance under Financial Accounting Standards Board Staff Position (“FSP”) 106-1 and 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The impact of adopting FSP 106-1 and 106-2, while accretive to earnings, is not material to the consolidated financial statements.

Medical Claims Payable: Liabilities for medical claims payable include estimated provisions for both reported and unreported claims incurred on an undiscounted basis, as well as estimated provisions for expenses related to the processing of claims. The liabilities are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends, claim submission and payment patterns, benefit changes, medical inflation, product mix, seasonality, membership and other relevant factors. The liabilities are regularly reviewed and adjusted for known or suspected operational and environmental changes. Due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter. Although it is not possible to measure the degree of variability inherent in such estimates, management believes these liabilities are adequate and has consistently applied the methodology in determining the best estimate for medical claims payable at each reporting date.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Reserves for Future Policy Benefits: Reserves for future policy benefits include liabilities for life and long-term disability insurance policy benefits based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Future policy benefits also include liabilities for insurance policies for which some of the premiums received in earlier years are intended to pay anticipated benefits to be incurred in future years. Future policy benefits are continually monitored and reviewed, and when reserves are adjusted, differences are reflected in benefit expense. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its liabilities for future policy benefits, along with future premiums received, are adequate to satisfy its ultimate benefit liability; however, these estimates are inherently subject to a number of variable circumstances. Consequently, the actual results could differ materially from the amounts recorded in the consolidated financial statements of the Company.

Other Policyholder Liabilities: Other policyholder liabilities include certain case-specific reserves as well as rate stabilization reserves associated with retrospective rated insurance contracts. Rate stabilization reserves represent accumulated premiums that exceed what customers owe based on actual claim experience and are paid based on contractual requirements.

Hedging Activity: The Company uses derivative financial instruments, specifically interest rate swap agreements, to hedge exposures in interest rate risk. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non performance. However, the Company does not anticipate nonperformance by the counterparties. FAS 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities at fair value and establishes hedge accounting treatment for hedges of changes in the fair value of assets, liabilities or firm commitments (fair value hedges), and hedges of variable cash flows of recognized assets or liabilities, or of forecasted transactions (cash flow hedges). Changes in the fair value of derivatives that do not meet hedge criteria are included in income at the time of change in value. For fair value hedges, any gains or losses are recognized in income in the period that a change in value occurs. In addition, changes in the fair value of the hedged item are simultaneously recognized in income. For cash flow hedges, the effective portion of a derivatives gain or loss is recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods the hedge forecasted transaction affects earnings. The Company does not use derivative instruments for speculative purposes.

Comprehensive Income: Comprehensive income includes net income, the change in unrealized gains (losses) on investments, the change in unrealized gains (losses) on cash flow hedges, and the change in the additional minimum pension liability. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities.

Revenue Recognition: Gross premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided. Premiums applicable to the unexpired contractual coverage periods are

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

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

Federal Income Taxes: The Company files a consolidated income tax return. Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year. The current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Stock-Based Compensation: The Company has a plan that provides for stock-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognizes no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

On December 16, 2004, FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”), was issued. FAS 123R is a revision of FAS 123, supersedes APB 25 and amends FAS 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure is no longer an alternative. Additionally, excess tax benefits, as defined in FAS 123R, will be recognized as an addition to additional paid-in-capital and will be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Company expects to adopt FAS 123R no later than July 1, 2005. We are currently evaluating the effect that FAS 123R will have on our financial position, results of operations, and operating cash flows.

The Company’s stock-based employee compensation plans are described in Note 12. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the original FAS 123 to stock-based employee compensation:

	2004	2003	2002
Reported net income	$960.1	$774.3	$549.1
Add: Stock-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	6.6	1.7	1.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(89.5)	(24.6)	(14.1)

Pro forma net income	$877.2	$751.4	$536.0

Basic earnings per share:
As reported	$6.29	$5.60	$4.61
Pro forma	5.75	5.43	4.50

Diluted earnings per share:
As reported	6.10	5.45	4.51
Pro forma	5.60	5.29	4.42

Earnings Per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, restricted stock and purchase contracts included in Equity Security Units, using the treasury stock method. The treasury stock method assumes exercise of stock options, vesting of restricted stock and conversion of stock purchase rights under purchase contracts included in Equity Security Units, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. The purchase contracts included in Equity Security Units were settled in November 2004, and the common stock issued is included in the basic earnings per share calculation at December 31, 2004. Under long-term incentive plans, when cumulative net income, as defined, met or exceeded threshold targets, contingently issuable shares were dilutive to earnings per share.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Business Combinations

Merger with WellPoint Health Networks Inc.

As described in Note 1, on November 30, 2004, Anthem completed its merger with WHN and purchased 100% of the outstanding common stock of WHN. As a result of the merger, each WHN stockholder received

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

$23.80 in cash, without interest, and one share of WellPoint common stock for each share of WHN common stock held. The purchase price was $16,022.3 and included cash of $3,718.8, the issuance of approximately 155.3 million shares of WellPoint common stock, valued at $11,293.8, WHN stock options converted to WellPoint stock options and other stock awards for approximately 21.8 million shares, valued at $806.3 and $203.4 of estimated transaction costs. The fair value of common stock issued was based on $72.70 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced.

As further described in Note 6, on November 30, 2004, the Company borrowed $500.0 under its bridge loan facility, $900.0 under a 364-day facility and $1,400.0 under a five year senior credit facility to partially fund the cash portion of the purchase price. The remainder of the cash portion of the purchase price was funded through the sale of investment securities and from available cash. Debt of $2,800.0 initially incurred with the WHN merger was reduced to $1,893.2 at December 31, 2004.

In accordance with FAS 141, the purchase price was allocated to the fair value of WHN assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $7,579.6 of estimated non-tax deductible goodwill, of which $7,200.6 was allocated to the Health Care segment and $379.0 to the Specialty segment. The purchase price allocation is preliminary and additional refinements may occur, including the completion of final third-party valuations of certain intangible assets.

The estimated fair values of WHN assets acquired and liabilities assumed at the date of the merger are summarized as follows:

Current assets	$11,359.7
Goodwill	7,579.6
Other intangible assets	7,046.0
Other noncurrent assets	1,123.0

Total assets acquired	27,108.3

Current liabilities	6,949.7
Noncurrent liabilities	4,136.3

Total liabilities assumed	11,086.0

Net assets acquired	$16,022.3

Of the $7,046.0 of acquired intangible assets, $4,370.0 was assigned to Blue Cross and Blue Shield trademarks, $295.0 was assigned to provider networks, and $251.0 was assigned to a license for a state sponsored program, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $2,030.0 of subscriber base with an average life of 20 years and $100.0 of provider contracts with a 30 year life.

The results of operations for WHN are included in WellPoint’s consolidated financial statements for the period following November 30, 2004.

In connection with the WHN merger, the Company executed certain undertakings with the California Department of Managed Health Care, the California Department of Insurance (“California DOI”), and the

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

Georgia Department of Insurance (“Georgia DOI”) which contained various commitments by the Company. Expenses for merger related undertakings of $61.5 were recorded in 2004 for certain obligations under our agreements with the California DOI and the Georgia DOI. Specifically, WellPoint committed to donations of $35.0 to community clinics in California and $15.0 for a program to be conducted through California community colleges to support the training of new nurses in California. Further, Blue Cross and Blue Shield of Georgia, Inc. and Blue Cross and Blue Shield Healthcare Plan of Georgia, Inc., committed to spend $11.5 for the establishment and administration of a telemedicine network to benefit health care in rural Georgia.

The unaudited pro forma information includes the results of operations for WHN for the periods prior to the merger, adjusted for interest expense on long-term debt and reduced investment income related to the cash and investment securities used to fund the acquisition, additional amortization and depreciation associated with the purchase and the related income tax effects. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had WHN been owned by WellPoint for the full years ended December 31, 2004 and 2003, nor is it necessarily indicative of future results of operations. The following summary of unaudited pro forma financial information presents revenues, net income and per share data of WellPoint as if the WHN merger had occurred on January 1, 2003.

	Year Ended December 31
	2004	2003
Revenues	$42,134.1	$37,234.9
Net income	1,918.6	1,504.1
Pro forma earnings per share:
Basic	$6.52	$5.12
Diluted	$6.31	$4.97
Pro forma shares outstanding (millions):
Basic	294.4	293.6
Diluted	303.9	302.6

Acquisition of Trigon Healthcare, Inc.

On July 31, 2002, the Company completed its purchase of 100% of the outstanding stock of Trigon Healthcare, Inc. (“Trigon”). Trigon was Virginia’s largest health care company and was the Blue Cross and Blue Shield licensee in Virginia, excluding the immediate suburbs of Washington, D.C.

Trigon’s shareholders each received consideration of thirty dollars in cash and 1.062 shares of the Company’s common stock for each Trigon share outstanding. The purchase price was $4,038.1 and included cash of $1,104.3, the issuance of approximately 39.0 million shares of the Company’s common stock, valued at $2,708.1, Trigon stock options converted into Company stock options for approximately 3.9 million shares, valued at $195.5 and $30.2 of transaction costs. On July 31, 2002, the Company issued $950.0 of long-term senior unsecured notes which were used, along with the sale of investment securities and available cash, to fund the cash portion of the purchase price.

In accordance with FAS 141, the purchase price was allocated to the fair value of Trigon assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $2,146.1 of non-tax deductible goodwill, which is allocated to the Health Care segment.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

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

The results of operations for Trigon are included in the Company’s consolidated statement of income after the completion of the acquisition on July 31, 2002.

The unaudited pro forma information includes the results of operations for Trigon for the periods prior to the acquisition, adjusted for interest expense on long-term debt and reduced investment income related to the cash and investment securities used to fund the acquisition, additional amortization and depreciation associated with the purchase and the related income tax effects. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Trigon been owned by the Company for the full year ended December 31, 2002, nor is it necessarily indicative of future results of operations. The following summary of unaudited pro forma financial information for the year ended December 31, 2002 presents revenues, net income and per share data of WellPoint as if the Trigon acquisition had occurred on January 1, 2002.

Revenues	$15,254.5
Net income	592.0
Pro forma earnings per share:
Basic	$4.18
Diluted	$4.07

Pro forma shares outstanding (millions):
Basic	141.5
Diluted	145.4

Other

During 2002, in addition to Trigon, the Company completed two other acquisitions and made an additional contingent purchase price payment on a 1999 acquisition with an aggregate purchase price of $22.1. Goodwill recognized in these transactions amounted to $14.1 of which $9.4 was deductible for tax purposes. Goodwill

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

assigned to the Health Care and Specialty segments is $10.7 and $3.4, respectively. The pro forma effects of the acquisitions on results for periods prior to the purchase dates are not material to the Company’s consolidated financial statements.

4. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 20) for 2004 and 2003 is as follows:

	Health Care	Specialty	Total
Balance as of December 31, 2002	$2,475.3	$9.6	$2,484.9
Goodwill acquired	3.0	—	3.0
Adjustments	(37.8)	—	(37.8)

Balance as of December 31, 2003	2,440.5	9.6	2,450.1
Goodwill acquired	7,206.7	379.0	7,585.7
Adjustments	(17.9)	—	(17.9)

Balance as of December 31, 2004	$9,629.3	$388.6	$10,017.9

Goodwill acquired in 2004 included $7,579.6 related to the merger with WHN and $6.1 of additional goodwill related to a contingent earnout for a subsidiary in our Health Care segment. Goodwill adjustments of $17.9 relate to the exercise of stock options issued as part of the Trigon acquisition.

Goodwill adjustments for 2003 of $37.8 for the Health Care segment include a $16.4 tax benefit associated with the exercise of stock options issued as part of the Trigon acquisition and $21.4 for purchase accounting adjustments.

The components of other intangible assets as of December 31, 2004 and 2003 are as follows:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$2,549.2	$(151.2)	$2,398.0	$519.1	$(95.8)	$423.3
Provider and hospital networks	133.8	(13.7)	120.1	33.8	(10.5)	23.3
Other	14.6	(11.0)	3.6	15.1	(8.6)	6.5

	2,697.6	(175.9)	2,521.7	568.0	(114.9)	453.1
Intangible assets with indefinite life:
Blue Cross and Blue Shield trademarks	5,143.9	—	5,143.9	773.9	—	773.9
Provider relationships	295.0	—	295.0	—	—	—
License	251.0	—	251.0	—	—	—

	5,689.9	—	5,689.9	773.9	—	773.9

	$8,387.5	$(175.9)	$8,211.6	$1,341.9	$(114.9)	$1,227.0

As required by FAS 142, the Company completed its annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2004, 2003 and 2002. These tests involved the

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets (continued)

use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives are allocated. There were no impairment losses recorded during 2004, 2003 and 2002.

Aggregate amortization expense for intangible assets with finite lives for 2004, 2003 and 2002 was $61.4, $47.6 and $30.2, respectively. As of December 31, 2004, estimated amortization expense for each of the five years ending December 31, is as follows: 2005, $234.7; 2006, $223.3; 2007, $211.3; 2008, $199.5; and 2009, $187.2.

5. Investments

A summary of available-for-sale investments is as follows:

	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
December 31, 2004
Fixed maturity securities:
United States Government securities	$1,504.7	$9.2	$(2.4)	$1,511.5
Obligations of states and political subdivisions	2,434.9	14.3	(11.7)	2,437.5
Corporate securities	5,328.5	101.5	(9.1)	5,420.9
Mortgage-backed securities	3,018.6	29.8	(4.6)	3,043.8

Total fixed maturity securities	12,286.7	154.8	(27.8)	12,413.7
Equity securities	1,089.3	87.2	(3.3)	1,173.2

	$13,376.0	$242.0	$(31.1)	$13,586.9

December 31, 2003
Fixed maturity securities:
United States Government Securities	$1,182.0	$24.3	$(2.0)	$1,204.3
Obligations of states and political subdivisions	13.2	0.3	—	13.5
Corporate securities	2,955.3	127.0	(5.0)	3,077.3
Mortgage-backed securities	2,319.4	47.4	(6.6)	2,360.2

Total fixed maturity securities	6,469.9	199.0	(13.6)	6,655.3
Equity securities	167.5	26.2	—	193.7

	$6,637.4	$225.2	$(13.6)	$6,849.0

The amortized cost and fair value of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$357.3	$358.1
Due after one year through five years	3,962.1	3,980.8
Due after five years through ten years	3,681.3	3,741.3
Due after ten years	1,267.4	1,289.7

	9,268.1	9,369.9
Mortgage-backed securities	3,018.6	3,043.8

	$12,286.7	$12,413.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

Proceeds from sales of fixed maturity and equity securities during 2004, 2003 and 2002 were $7,227.3, $4,115.0 and $4,535.9, respectively. Gross gains of $95.4, $60.4 and $72.7 and gross losses of $51.4, $18.2 and $39.2 were realized on those sales in 2004, 2003 and 2002, respectively.

The Company recorded charges for other-than-temporary impairment of securities of $0.8, $24.4 and $3.1, respectively, for 2004, 2003 and 2002. Charges for other-than-temporary impairment of securities are reported with net realized gains on investments.

A summary of available-for-sale investments with unrealized losses as of December 31, 2004 and 2003 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2004
Fixed maturity securities:
United States Government securities	$809.2	$2.4	$—	$—	$809.2	$2.4
Obligations of states and political subdivisions	902.2	10.6	56.3	1.1	958.5	11.7
Corporate securities	1,363.1	8.4	26.5	0.7	1,389.6	9.1
Mortgage-backed securities	750.2	3.6	53.4	1.0	803.6	4.6

Total fixed maturity securities	3,824.7	25.0	136.2	2.8	3,960.9	27.8
Equity securities	82.5	3.3	—	—	82.5	3.3

	$3,907.2	$28.3	$136.2	$2.8	$4,043.4	$31.1

December 31, 2003
Fixed maturity securities:
United States Government securities	$172.4	$1.8	$3.6	$0.2	$176.0	$2.0
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate securities	404.1	5.0	—	—	404.1	5.0
Mortgage-backed securities	562.9	6.6	—	—	562.9	6.6

Total fixed maturity securities	1,139.4	13.4	3.6	0.2	1,143.0	13.6
Equity securities	—	—	—	—	—	—

	$1,139.4	$13.4	$3.6	$0.2	$1,143.0	$13.6

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2004.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

Long-term investments classified as available-for-sale had an estimated fair value and amortized cost of $271.4 and $268.5 as of December 31, 2004, respectively, and $124.5 and $118.7 as of December 31, 2003, respectively.

Restricted assets accounted for as trading securities totaled $310.2 and $0.0 as of December 31, 2004 and 2003, respectively. Realized gains and losses from trading activities were not material to the consolidated statements of income.

The Company’s holdings in other long-term investments totaled $166.5 and $40.2 as of December 31, 2004 and 2003, respectively.

The major categories of net investment income related to investments available-for-sale and long-term investments for the years ended December 31 are as follows:

	2004	2003	2002
Fixed maturity securities	$299.1	$274.5	$255.2
Equity securities	8.1	3.7	3.6
Cash, cash equivalents and other	12.6	6.6	7.0

Investment revenue	319.8	284.8	265.8
Investment expense	(8.1)	(6.7)	(5.1)

Net investment income	$311.7	$278.1	$260.7

During 2004, the Company entered into securities lending programs that were historically transacted by WHN. Securities on loan under the Company’s securities lending programs are included in the cash and investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 2004 was $658.5. Income earned on security lending transactions for the year ended December 31, 2004 was $0.1.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Long Term Debt and Commitments

At December 31 the carrying value of long-term debt consists of the following:

	2004	2003
Surplus notes at 9.125% due 2010	$41.6	$296.7
Surplus notes at 9.000% due 2027	24.8	197.4
Senior unsecured notes at 6.800% due 2012	791.8	790.7
Senior unsecured notes at 4.875% due 2005	149.8	149.4
Subordinated debentures included in Equity Security Units at 5.950% due 2006	—	224.3
Senior unsecured notes at 3.500% due 2007	192.8	—
Senior unsecured notes at 3.750% due 2007	297.4	—
Senior unsecured notes at 4.250% due 2009	297.3	—
Senior unsecured notes at 5.000% due 2014	492.8	—
Senior unsecured notes at 5.950% due 2034	493.8	—
Senior unsecured notes at 6.375% due 2006	469.6	—
Senior unsecured notes at 6.375% due 2012	378.9	—
Commercial paper program	793.2	—
Other	3.2	4.7

Long-term debt	4,427.0	1,663.2
Current portion of long-term debt	(150.3)	(0.4)

Long-term debt, less current portion	$4,276.7	$1,662.8

Current portion of long-term debt is reported with other current liabilities and at December 31, 2004 includes senior unsecured notes at 4.875% of $149.8, which mature in August 2005.

The Company had cash requirements of approximately $4,000.0 for the WHN merger, including both the cash portion of the purchase price and estimated transaction costs. In anticipation of the merger, on November 15, 2004, the Company entered into a bridge loan agreement under which it could borrow up to $3,000.0. The amounts available under this bridge loan were reduced to $1,500.0 upon the Company entering into the senior credit facilities described in the paragraph below. On November 30, 2004, the Company borrowed $500.0 under this bridge facility to partially fund the WHN merger. As further described below, senior unsecured notes were issued to replace this bridge loan during December 2004. Upon issuance of the senior unsecured notes, the $500.0 of borrowings under the bridge loan was required to be repaid and the commitments under the bridge loan agreement were terminated.

On November 19, 2004, the Company entered into new senior credit facilities with certain of its lenders (i) in connection with the pending merger with WHN, (ii) to replace the existing $600.0 revolving credit facility set to mature on June 28, 2005 and the $400.0 revolving facility, which would have matured on November 5, 2006, and (iii) for general corporate purposes. The new facilities include a $1,000.0 364-day credit facility which expires on November 29, 2005 and a $1,500.0 five year facility which matures on November 30, 2009. The Company’s ability to borrow under these facilities is subject to compliance with certain covenants. On November 30, 2004, Anthem borrowed $900.0 under the 364-day facility and $1,400.0 under the five year facility to partially fund the WHN merger. As described in more detail below, senior unsecured notes and commercial paper were issued to replace these borrowings during December 2004. There were no amounts outstanding under the senior credit facilities and the Company was in compliance with the covenants as of December 31, 2004.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Long Term Debt and Commitments (continued)

Effective upon the merger with WHN, the board of directors authorized an increase in the Company’s commercial paper program from $1,000.0 to $2,000.0, the proceeds of which may be used for general corporate purposes, including the repurchase of the Company’s debt and common stock. The Company initially borrowed $1,500.0 under this commercial paper program, which was used to repay a portion of the senior credit facilities described above. As of December 31, 2004, $793.2 of commercial paper remained outstanding. Commercial paper borrowings have been classified as long-term debt at December 31, 2004 in accordance with FAS 6, Classification of Short-Term Obligations Expected to Be Refinanced, as the Company’s practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facilities, including the $1,500.0 five year facility described above.

Surplus notes ($42.0 at 2004 and $300.0 at 2003 of 9.125% notes due 2010 and $25.1 at 2004 and $200.0 at 2003 of 9.000% notes due 2027) are unsecured obligations of Anthem Insurance Companies, Inc. (“Anthem Insurance”), a wholly owned subsidiary, and are subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance (“IDOI”), and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws. During December 2004, WellPoint completed a tender offer to purchase Anthem Insurance surplus notes from the holders, and purchased $258.0 of 9.125% notes due 2010 and $174.9 of 9.000% notes due 2027. The Company recorded a loss of $146.1 which has been recorded as loss on repurchase of debt securities in the statement of income for the year ended December 31, 2004.

On July 31, 2002, the Company issued $950.0 of long-term senior unsecured notes ($800.0 of 6.800% notes due 2012 and $150.0 of 4.875% notes due 2005). The net proceeds of $938.5 from the note offerings were used to pay a portion of the cash consideration and expenses associated with the acquisition of Trigon.

Subordinated debentures included in Equity Security Units were unsecured and subordinated in right of payment to all existing and future senior indebtedness. During August 2004, the Company completed a remarketing of its $230.0 subordinated debentures included in Equity Security Units, as required under the terms of the Equity Security Units issued in November 2001. As a result of the remarketing, the interest rate on the subordinated debentures was reset to 4.655%.

Proceeds from the remarketing were used to purchase U.S. Treasury securities which were held by a collateral agent to satisfy the stock purchase contract portion of the Equity Security Units. In November 2004, proceeds of $230.0 were received from the collateral agent, and approximately 5.3 million shares of common stock were issued pursuant to the purchase contract portion of the Equity Security Units.

In connection with the remarketing, in August 2004, the Company issued $200.0 of 3.500% Notes due 2007, which were used to exchange and retire $190.0 aggregate principal amount of the 4.655% remarketed subordinated debentures. The Company also received approximately $4.7 of cash proceeds, net of underwriting discounts and offering expenses. Following issuance of the 3.500% Notes due 2007, $40.0 of aggregate principal amount of the 4.655% remarketed debentures remained outstanding. During November 2004, the Company repurchased and retired the remaining $40.0 of aggregate principal amount of the 4.655% subordinated debentures and as of December 31, 2004, no amounts of the 4.655% subordinated debentures remain outstanding. The $200.0 of 3.500% Notes due 2007 were issued under a shelf registration filed with the Securities and Exchange Commission in December 2002 for any combination of debt or equity securities in one or more

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Long Term Debt and Commitments (continued)

offerings up to an aggregate amount of $1,000.0. As of December 31, 2004, WellPoint had $800.0 of the shelf registration capacity remaining.

On December 9, 2004, the Company issued $300.0 of 3.750% Notes due 2007, $300.0 of 4.250% Notes due 2009, $500.0 of 5.000% Notes due 2014 and $500.0 of 5.950% Notes due 2034. Net proceeds from this offering were approximately $1,583.7 after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from these notes were used to repay the $500.0 outstanding under the bridge loan, $500.0 outstanding under the five-year senior credit facility and $500.0 to fund the tender offer to purchase surplus notes of Anthem Insurance. The remainder of the proceeds was used to repay commercial paper.

The senior unsecured notes of 6.375% due 2006 and 6.375% due 2012 were obligations of WHN prior to the merger. This indebtedness was assumed by Anthem Holding Corp., a direct wholly-owned subsidiary of WellPoint. As required by FAS 141, this debt was recorded at fair value as of the merger date.

Interest paid during 2004, 2003 and 2002 was $146.7, $136.4 and $71.1, respectively.

Future maturities of debt are as follows: 2005, $150.3; 2006, $470.2; 2007, $491.0; 2008, $0.8; 2009, $1,091.1 and thereafter $2,223.6.

7. Hedging Activity

Cash Flow Hedges

During 2004, the Company entered into forward starting pay fixed swaps and treasury lock swaps with an aggregate notional amount of $2,000.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the expected issuance of debt securities to be used to partially fund the cash portion of the WellPoint merger.

Upon termination of the swaps the Company received a net $15.7, the net fair value at the times of termination. The Company recorded an unrealized gain of $10.2, net of tax, as accumulated other comprehensive income. Prior to the WHN merger, the Company reclassified $0.7 ($0.5 net of tax) to net realized gains on investments for the portion of the hedges that were deemed not probable of occurring. Following the completion of the WHN merger on November 30, 2004, the Company issued the expected debt securities, and balances in accumulated other comprehensive income will be amortized into earnings, as a reduction of interest expense, over the life of the debt securities. The unamortized fair value included in accumulated comprehensive income at December 31, 2004 was $9.7. As of December 31, 2004, the total amount of amortization over the next twelve months will decrease interest expense by approximately $1.3.

Fair Value Hedges

On December 13, 2004, the Company entered into a $300.0 notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. The swap agreement expires December 14, 2007. For the year ended December 31, 2004, the Company recognized $0.1 of income from this swap, which was recorded as a reduction of interest expense. As of December 31, 2004, the Company recognized a derivative liability of $0.8, which is recorded as a current liability.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amount approximates fair value, based on the short-term maturities of these instruments.

Investments, available for sale, at fair value: The carrying amount approximates fair value, based on quoted market prices for the same or similar instruments.

Long-term investments: The carrying amount approximates fair value, based on quoted market prices for the same or similar instruments.

Commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

Equity Security Units: The fair value of the Equity Security Units is based on quoted market prices for these instruments.

Other notes: The fair value of other notes is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current rates estimated to be available to the Company for debt of similar terms and remaining maturities.

Interest rate swap: The fair value of the interest rate swap is based on the quoted market prices by the financial institution that is the counterparty to the swap.

Considerable judgment is required to develop estimates of fair value for financial instruments. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one time, current market exchange of all of the financial instruments.

The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,457.2	$1,457.2	$464.5	$464.5
Investments available-for-sale	13,586.9	13,586.9	6,849.0	6,849.0
Long-term investments	748.1	748.1	164.7	164.7
Liabilities:
Long-term debt:
Commercial paper	793.2	793.2	—	—
Equity Security Units	—	—	224.3	405.9
Other notes	3,483.5	3,654.1	1,438.9	1,724.5
Interest rate swap	0.8	0.8	—	—

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2004	2003
Land and improvements	$57.3	$34.3
Building and components	476.0	357.6
Data processing equipment, furniture and other equipment	555.1	408.4
Computer software, purchased and internally developed	589.1	272.6
Leasehold improvements	89.5	47.5

	1,767.0	1,120.4
Less accumulated depreciation and amortization	(721.8)	(609.9)

	$1,045.2	$510.5

Property and equipment includes noncancelable capital leases of $25.7 and $7.3 at December 31, 2004 and 2003, respectively. Total accumulated amortization on these leases at December 31, 2004 and 2003 was $5.9 and $4.6, respectively. Depreciation and leasehold improvement and capital lease amortization expense for 2004, 2003 and 2002 was $135.7, $127.8 and $108.1, respectively. Capitalized costs related to the internal development of software of $330.9 and $117.2 at December 31, 2004 and 2003, respectively, are reported with computer software.

10. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	2004	2003	2002
Balances at January 1, net of reinsurance	$1,833.0	$1,797.2	$1,318.6
Business combinations and purchase adjustments	2,394.4	(20.6)	379.4
Incurred related to:
Current year	15,452.6	12,374.2	9,887.9
Prior years	(172.4)	(226.2)	(147.0)

Total incurred	15,280.2	12,148.0	9,740.9

Paid related to:
Current year	12,556.3	10,598.3	8,316.6
Prior years	2,781.2	1,493.3	1,325.1

Total paid	15,337.5	12,091.6	9,641.7

Balances at December 31, net of reinsurance	4,170.1	1,833.0	1,797.2
Reinsurance recoverables at December 31	31.9	8.7	2.8

Balance at December 31, gross of reinsurance recoverables	$4,202.0	$1,841.7	$1,800.0

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Reinsurance

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

A summary of net premiums written and earned for the years ended December 31 is as follows:

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned
Consolidated:
Direct	$18,886.1	$18,824.4	$15,269.8	$15,186.2	$12,002.8	$11,956.5
Assumed	5.9	5.4	4.4	4.6	1.1	1.1
Ceded	(58.7)	(58.2)	(23.0)	(23.1)	(18.3)	(19.7)

Net premiums	$18,833.3	$18,771.6	$15,251.2	$15,167.7	$11,985.6	$11,937.9

Reportable segments:
Health Care	$18,571.6	$18,511.5	$15,092.5	$15,008.6	$11,882.2	$11,834.5
Specialty	269.7	268.1	171.7	172.1	103.2	103.2
Other	(8.0)	(8.0)	(13.0)	(13.0)	0.2	0.2

Net premiums	$18,833.3	$18,771.6	$15,251.2	$15,167.7	$11,985.6	$11,937.9

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2004	2003	2002
Assumed—increase in benefit expense	$9.6	$10.9	$6.7
Ceded—decrease in benefit expense	41.1	33.8	27.4

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:
	2004	2003
Policy liabilities assumed	$212.8	$18.1
Unearned premiums assumed	19.3	0.6
Premiums payable ceded	31.6	3.7
Premiums receivable assumed	28.3	0.3

12. Capital Stock

Stock Incentive Plans

The Company’s 2001 Stock Incentive Plan (“Stock Plan”) provides for the granting of stock options, restricted stock awards, performance stock awards, performance awards and stock appreciation rights to eligible employees and non-employee directors. The Stock Plan permits the Compensation Committee of the Board of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

Directors to make grants in such amounts and at such times as it may determine, including grants of shares of restricted and unrestricted common stock in lieu of the Company’s obligations to pay cash under other plans and compensatory arrangements, including the Company’s Annual Incentive Plan and Long Term Incentive Plan.

In accordance with the Stock Plan, options to purchase shares of common stock at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees and non-employee directors during 2004, 2003 and 2002. Options vest and expire over terms as set by the Compensation Committee at the time of grant. These options generally vest at the end of two or three years and expire 10 years from the grant date.

In connection with the WHN merger, the Company assumed the WellPoint Health Networks Inc. 1999 Stock Incentive Plan, the WellPoint Health Networks Inc. 2000 Employee Stock Option Plan, the Cobalt Corporation Equity Incentive Plan, the RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan, the RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan and the RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, which collectively provided for the granting of stock options to employees and non-employee directors. WHN stock options were converted to WellPoint stock options using the option exchange ratio as defined in the merger agreement. The converted stock options were recorded at the acquisition date as additional paid in capital and valued at $810.0 using a Black-Scholes option-pricing model with weighted average assumptions as follows:

Risk-free interest rate	3.94%
Volatility factor	33.00%
Dividend yield	—
Weighted-average expected life	7 years

As of the merger date, there were 478,226 WHN options that were not vested. Unearned compensation related to these unvested options was $12.9 at December 31, 2004.

In connection with the acquisition of Trigon, the Company assumed the Trigon 1997 Stock Incentive Plan and the Trigon 1997 Non-Employee Directors Stock Incentive Plan, which collectively provided for the granting of stock options to employees and non-employee directors. Trigon stock options were converted to Anthem stock options. Pursuant to this registration, no additional options may be granted under the converted Trigon plans. The converted stock options were recorded at the acquisition date as additional paid in capital and valued at $195.5 using a Black-Scholes option-pricing model with weighted-average assumptions as follows:

Risk-free interest rate	4.96%
Volatility factor	42.00%
Dividend yield	—
Weighted-average expected life	7 years

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

A summary of the stock option activity for the years ended December 31 is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2001	1,458,632	$36.00
Granted	1,579,970	71.80
Conversion of Trigon options	3,866,770	30.86
Exercised	(877,959)	27.36
Forfeited	(162,677)	38.53

Balance at December 31, 2002	5,864,736	43.48
Granted	1,809,750	71.61
Exercised	(1,392,472)	27.70
Forfeited	(169,438)	54.21

Balance at December 31, 2003	6,112,576	55.11
Granted	4,281,126	95.27
Conversion of WHN options	21,639,390	59.98
Exercised	(7,351,753)	50.23
Forfeited	(164,031)	68.97

Balance at December 31, 2004	24,517,308	$67.79

Options exercisable at December 31, 2002	2,992,899	$31.90
Options exercisable at December 31, 2003	3,330,616	41.27
Options exercisable at December 31, 2004	13,627,070	64.00

Information about stock options outstanding and exercisable as of December 31, 2004 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.30 – $ 47.54	3,752,201	5.5	$32.13	3,752,201	$32.13
47.58 – 55.10	6,533,631	7.6	53.47	3,001,746	52.61
56.24 – 82.06	8,052,780	8.3	76.41	2,845,743	72.88
82.28 – 101.33	6,178,696	6.7	93.35	4,027,380	95.89

	24,517,308	7.3	67.79	13,627,070	64.00

During the year ended December 31, 2004, pursuant to the Stock Plan, the Company granted 1,146,023 shares of stock, including 692,937 shares of restricted stock and 84,218 shares of WellPoint common stock under the Company’s 2001 Long-Term Incentive Plan. The Company also granted 7,526 shares of restricted stock to Anthem Southeast employees under long term incentive agreements, 2,090 shares of WellPoint common stock to non-employee directors, 357,666 shares of restricted stock and 1,586 shares of WellPoint common stock for awards at the fair value of WellPoint’s common stock on the grant dates. As of December 31, 2004, 1,051,163 shares of restricted stock remain unvested.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

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

For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense totaling $10.0, $2.2 and $1.5 was recognized for 2004, 2003 and 2002, respectively.

As of December 31, 2004, there were 12.3 million shares of common stock available for future grants under the Stock Plan.

Employee Stock Purchase Plan

The Company has registered 3.0 million shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. The Stock Purchase Plan was initiated in June 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on either the first or last trading day of the quarter. Employee purchases under the Stock Purchase Plan were $21.9, $18.4 and $6.9, respectively, resulting in the issuance of approximately 0.3 million, 0.3 million and 0.2 million shares during 2004, 2003 and 2002, respectively. As of December 31, 2004, there were approximately 2.2 million shares of common stock available for issuance under the Stock Purchase Plan.

Pro Forma Disclosure

The pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.56%	2.60%	4.16%
Volatility factor	37.00%	46.00%	45.00%
Dividend yield	—	—	—
Weighted-average expected life	4.5 years	4.3 years	4.0 years

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

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

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The Company’s pro forma information is as follows:

	2004	2003	2002
Reported net income	$960.1	$774.3	$549.1
Add: Stock-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	6.6	1.7	1.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(89.5)	(24.6)	(14.1)

Pro forma net income	$877.2	$751.4	$536.0

	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:
Basic net income	$6.29	$5.75	$5.60	$5.43	$4.61	$4.50
Diluted net income	6.10	5.60	5.45	5.29	4.51	4.42
Weighted-average fair value of options granted during the year	—	32.75	—	28.78	—	28.16
Weighted-average fair value of employee stock purchases during the year	—	18.36	—	15.56	—	15.23
Weighted-average fair value of restricted stock and stock awards granted during the year	—	107.86	—	66.93	—	62.57

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of stock under a program that was to expire in February 2005. On October 25, 2004, the Board of Directors authorized an increase of $500.0 to the program and extended the expiration date through February 2006. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2004, the Company repurchased and retired 1.0 million shares, at an average per share price of $82.24, for an aggregate cost of $82.3. During 2003, the Company repurchased and retired approximately 3.4 million shares, at an average per share price of $64.06, for an aggregate cost of $217.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. Under this program, an additional $700.5 remains authorized for future repurchases.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

Shares Issued for the WHN Merger

Effective November 30, 2004, as partial consideration in the WHN merger, the Company issued one share of common stock for each WHN share outstanding, resulting in additional outstanding shares of approximately 155.3 million. The $11,293.8 fair value of the common shares issued was determined based on $72.70 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced. Offering costs of $8.3 reduced the aggregate fair value and $11,285.5 was recorded as par value of common stock and additional paid in capital.

Shares Issued for the Trigon Acquisition

Effective July 31, 2002, as partial consideration for the purchase of Trigon, the Company issued 1.062 shares of common stock for each Trigon share outstanding, resulting in additional outstanding shares of approximately 39.0 million. The $2,708.1 fair value of the common shares issued was determined based on the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after the merger was announced. Offering costs of $4.1 reduced the aggregate fair value and $2,704.0 was recorded as par value of common stock and additional paid in capital.

Equity Security Units

At the time of its initial public offering on November 2, 2001, the Company issued 4.6 million Equity Security Units at 6.00%. Each Equity Security Unit contained a purchase contract under which the holder agreed to purchase, for fifty dollars, shares of the Company’s common stock on November 15, 2004. In November 2004, the Company received $230.0 for the issuance of approximately 5.3 million shares of Anthem common stock pursuant to the purchase contract portion of the Equity Security Units. The number of shares purchased was determined based on the average trading price of the Company’s common stock at the time of settlement.

13. Earnings Per Share

The denominator for basic and diluted earnings per share for 2004, 2003 and 2002 is as follows:

(In Millions)	2004	2003	2002
Denominator for basic earnings per share—weighted-average shares	152.6	138.3	119.0
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	2.2	1.2	1.3
Shares to be contingently issued under long-term incentive plan	0.2	0.6	—
Incremental shares from conversion of Equity Security Unit purchase contracts	2.3	1.9	1.5

Denominator for diluted earnings per share	157.3	142.0	121.8

Shares were issued under the long-term incentive plan in April 2004. The Equity Security Unit purchase contracts were settled on November 15, 2004, and approximately 5.3 million shares of the Company’s common stock were issued and included in the basic earnings per share calculation.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2004	2003
Deferred tax assets:
Pension and postretirement benefits	$148.1	$67.7
Accrued expenses	433.3	195.4
Alternative minimum tax and other credits	2.0	46.9
Insurance reserves	149.6	72.5
Net operating loss carryforwards	38.1	27.9
Bad debt reserves	58.9	15.5
Depreciation and amortization	110.4	6.7
State income tax	136.1	4.2
Deferred compensation	232.3	32.2
Other	36.9	24.3

Total deferred tax assets	1,345.7	493.3
Valuation allowance	(22.3)	(56.1)

Total deferred tax assets, net of valuation allowance	1,323.4	437.2
Deferred tax liabilities:
Unrealized gains on securities	106.2	75.9
Acquisition related liabilities:
Goodwill and conversion issues	15.3	16.9
Trademarks and software development	1,817.0	292.3
Subscriber base, provider and hospital networks	1,062.1	153.1
Other acquisition related liabilities	30.0	28.0
Investment basis difference	192.4	5.2
Retirement liabilities	80.3	88.1
Other	182.5	31.8

Total deferred tax liabilities	3,485.8	691.3

Net deferred tax liability	$(2,162.4)	$(254.1)

Deferred tax asset/(liability)—current (reported with other current assets or liabilities)	$434.0	$(53.3)
Deferred tax liability—noncurrent	(2,596.4)	(200.8)

Net deferred tax liability	$(2,162.4)	$(254.1)

The net decrease in the valuation allowance for 2004 and 2003 was $33.8 and $81.9, respectively. The valuation allowance is attributable to the uncertainty of alternative minimum tax (“AMT”) credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced. During 2004 and 2003, the valuation allowance change was due to utilization of AMT credits and net operating loss carryforwards and the entire amount was recorded as additional tax liabilities. Also the valuation allowance was increased by $4.7 as a result of the WHN merger. During 2002, $18.0 of the change in the valuation allowance was recorded as a reduction to goodwill. This adjustment resulted from recognition of deferred tax assets previously determined to be unrealizable. In addition, during 2002, $57.2 of the decrease was recorded as additional tax liabilities and $37.2 was recorded as a reduction to income tax expense.

Due to uncertainties, including industry issues, regarding both the timing and amount of deductions, the benefit of the valuation allowance releases were offset by an increase in additional income tax liabilities. The industry issues include the valuation and timing of tax deductions for intangibles in existence as of the conversion of Blue Cross Blue Shield organizations to taxable status, and the Special Tax Deduction for Blue Cross Blue Shield entities under Internal Revenue Code Section 833(b).

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

Significant components of the provision for income taxes consist of the following:

	2004	2003	2002
Current tax expense:
Federal	$508.2	$362.8	$172.1
State and local	27.2	14.7	13.5

Total current tax expense	535.4	377.5	185.6
Deferred tax expense (benefit)	(52.2)	60.1	67.8

Total income tax expense	$483.2	$437.6	$253.4

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate is as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Amount at statutory rate	$505.2	35.0	$424.2	35.0	$280.9	35.0
State and local income taxes net of federal tax benefit	(35.7)	(2.5)	9.3	0.8	9.4	1.2
Tax exempt interest and dividends received deduction	(14.7)	(1.0)	(0.6)	(0.1)	(0.6)	(0.1)
Deferred tax valuation allowance change, net of net operating loss carryforwards and other tax credits	—	—	—	—	(37.2)	(4.6)
Non-deductible acquisition expense	21.5	1.5	—	—	—	—
Other, net	6.9	0.5	4.7	0.4	0.9	0.1

	$483.2	33.5	$437.6	36.1	$253.4	31.6

As a result of legislation enacted in Indiana on March 16, 2004, the Company recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.29 per basic share and $0.28 per diluted share, for the year ended December 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

In certain states, the Company pays premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2004, the Company had unused federal tax net operating loss carryforwards of approximately $98.4 to offset future taxable income. The loss carryforwards expire in the years 2005 through 2020. During 2004, 2003 and 2002 federal income taxes paid totaled $646.3, $303.3 and $151.2, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2004	2003
Investments, including long-term:
Gross unrealized gains	$245.2	$231.8
Gross unrealized losses	(31.4)	(14.4)

Total pretax net unrealized gains	213.8	217.4
Deferred tax liability	(75.0)	(76.1)

Net unrealized gains	138.8	141.3
Cash flow hedges:
Gross unrealized gains	14.9	—
Deferred tax liability	(5.2)	—

Net unrealized gains	9.7	—
Additional minimum pension liability:
Gross additional minimum pension liability	(4.1)	(4.0)
Deferred tax asset	1.4	1.4

Net additional minimum pension liability	(2.7)	(2.6)

Accumulated other comprehensive income	$145.8	$138.7

Comprehensive income (loss) reclassification adjustments for the years ending December 31 are as follows:

	2004	2003	2002
Investments, including long-term:
Net holding gain on investment securities arising during the period, net of tax expense of $14.0, $18.4 and $59.0, respectively	$26.1	$34.2	$109.7
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $15.4, $14.8 and $11.7, respectively	(28.6)	(27.4)	(21.8)

	(2.5)	6.8	87.9
Cash flow hedges:
Holding gain related to forward starting swaps, net of tax expense of $5.2, $0.0 and $0.0, respectively	9.7	—	—
Other:
Net change in additional minimum pension liability, net of tax expense (benefit) of $0.0, $5.1 and $(4.1), respectively	(0.1)	9.2	(7.6)

Net gain recognized in other comprehensive income, net of tax expense of $3.8, $8.7 and $43.2, respectively	$7.1	$16.0	$80.3

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Leases

The Company leases office space and certain computer and related equipment using capital and noncancelable operating leases. At December 31, 2004, future lease payments for capital leases and operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

	Capital Leases	Operating Leases
2005	$13.7	$135.1
2006	9.2	108.8
2007	5.3	84.2
2008	2.4	75.8
2009	1.5	66.0
Thereafter	—	401.8

Total minimum payments required	32.1	$871.7

Less: Interest	5.5

Net principal balance of leases	$26.6

17. Retirement Benefits

Lease expense under operating leases for 2004, 2003 and 2002 was $62.8, $51.3 and $47.3, respectively.

A subsidiary of the Company is a fifty percent limited partner in a partnership that owns a property occupied by the Company’s subsidiary. Under an operating lease with the limited partnership, the Company incurred lease expense of $2.0, $2.0 and $0.8 during 2004, 2003 and 2002, respectively.

The Company sponsors various non-contributory defined benefit plans covering most employees.

The Anthem Insurance Companies, Inc. plan is a cash balance arrangement where participants have an account balance and earn a pay credit equal to three to six percent of compensation, depending on years of service. The Anthem Insurance Companies, Inc. plan covers part-time and temporary employees as well as full-time employees of Anthem prior to its merger with WHN who have completed one year of continuous service and attained the age of twenty-one. In addition to the pay credit, participant accounts earn interest at a rate based on 10-year Treasury notes. Employees of WHN do not participate in the Anthem Insurance Companies, Inc. plan.

The Restated Employees’ Retirement Plan of Blue Cross of California covers employees of a collective bargaining unit. The WellPoint Health Networks Inc. Pension Accumulation Plan (the “WellPoint Pension Plan”), which was established on January 1, 1987, covers all eligible employees of WHN prior to its merger with Anthem (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Effective January 1, 2004, non-bargained employees covered by the WellPoint Pension Plan who are age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation. While other non-bargained employees covered by the plan will continue to accrue interest on their pension account, generally no additional contributions based on the employee’s earnings will be made. Employees of WHN prior to its merger with Anthem hired after December 31, 2003 are not eligible to participate in the WellPoint Pension Plan. Employees of Anthem do not participate in this plan.

Certain employees of the former Cobalt Corporation, parent company of Blue Cross Blue Shield of Wisconsin and United Government Services, LLC (“UGS”) are covered by the UGS Pension Plan which

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

provides retirement benefits to covered employees (including certain employees covered by a collective bargaining agreement) based primarily on compensation and years of service. Effective January 1, 2004, non-bargained employees covered by the UGS Pension Plan who are age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation. While other non-bargained employees covered by the plan will continue to accrue interest on their pension account, generally no additional contributions based on the employee’s earnings will be made. Employees of UGS hired after December 31, 2003 are not eligible to participate in the UGS Pension Plan.

All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.

In addition, the Company offers certain employees postretirement benefits including certain life, medical, vision and dental benefits upon retirement. There are several postretirement benefit plans, which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. The Company may fund certain benefit costs through discretionary contributions to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust and others are accrued, with the retiree paying a portion of the costs. Postretirement plan assets held in the VEBA trust consist primarily of bonds and equity securities.

Plans sponsored by pre-merger Anthem used a September 30 measurement date for determining benefit obligations and fair value of plan assets. Plans sponsored by pre-merger WHN, which have historically used a December 31 measurement date, will begin using a September 30 measurement date in 2005.

The following tables disclose consolidated “pension benefits” which include defined benefit pension plans described above, and consolidated “other benefits” which include other postretirement benefits described above. Weighted average calculations were computed using assumptions at the relevant measurement date.

The effect of acquisitions on the consolidated benefit obligation and plan assets is reflected through the business combination lines of the tables below.

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Benefit obligation at beginning of year	$870.1	$782.7	$244.6	$210.2
Service cost	47.2	43.1	4.3	2.5
Interest cost	54.7	51.7	15.0	13.6
Plan amendments	—	3.0	(4.8)	1.7
Actuarial (gain) loss	39.1	57.9	(9.2)	32.3
Benefits paid	(74.1)	(68.3)	(20.2)	(15.7)
Business combinations	443.3	—	201.9	—

Benefit obligation at end of year	$1,380.3	$870.1	$431.6	$244.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$865.6	$716.5	$38.1	$34.4
Actual return on plan assets	105.6	123.5	2.9	4.8
Employer contributions	38.7	93.9	19.1	14.6
Benefits paid	(74.1)	(68.3)	(20.2)	(15.7)
Business combinations	411.3	—	0.7	—

Fair value of plan assets at end of year	$1,347.1	$865.6	$40.6	$38.1

The reconciliation of the funded status to the net benefit cost recognized is as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Funded status	$(33.2)	$(4.5)	$(391.0)	$(206.5)
Unrecognized net actuarial loss	245.6	254.7	21.3	31.3
Unrecognized prior service cost	(10.0)	(13.5)	(16.0)	(17.5)

Net amount recognized at the measurement date	202.4	236.7	(385.7)	(192.7)
Contributions made after the measurement date	0.4	25.6	4.7	4.3

Net amount recognized at December 31	$202.8	$262.3	$(381.0)	$(188.4)

The net amount recognized in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$249.3	$277.0	$—	$—
Accrued benefit liability	(50.6)	(18.7)	(381.0)	(188.4)

Prepaid pension (postretirement) benefits	198.7	258.3	(381.0)	(188.4)
Accumulated other comprehensive income	4.1	4.0	—	—

Net amount recognized at December 31	$202.8	$262.3	$(381.0)	$(188.4)

The change in the additional minimum pension liability included within other comprehensive income is as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Increase (decrease) in minimum liability in other comprehensive income	$0.1	$(14.3)	—	—

The accumulated benefit obligation for the defined benefit pension plans was $1,365.9 and $863.3 at December 31, 2004 and 2003, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

As of December 31, 2004, certain pension plans of the Company had accumulated benefit obligations in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $438.7, $431.1 and $395.4, respectively, at December 31, 2004.

The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.83%	6.25%	5.87%	6.25%
Rate of compensation increase	4.34%	4.50%	4.26%	4.50%

The components of net periodic benefit cost included in the consolidated statements of income are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$47.2	$43.1	$35.0	$4.3	$2.5	$1.7
Interest cost	54.7	51.7	45.8	15.0	13.6	11.7
Expected return on assets	(71.9)	(72.5)	(63.2)	(2.5)	(2.4)	(2.0)
Recognized actuarial loss (gain)	14.4	2.8	0.6	0.4	(0.6)	—
Amortization of prior service cost	(3.6)	(3.8)	(3.9)	(6.3)	(6.5)	(6.6)

Net periodic benefit cost	$40.8	$21.3	$14.3	$10.9	$6.6	$4.8

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.50%	9.00%	6.00%	6.50%	6.50%

The weighted average assumed health care cost trend rates to be used for next year to measure the expected cost of other benefits is 9% for 2005 with a gradual decline to 5.15% by the year 2009. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2004 by $36.0 and would increase service and interest costs by $3.0. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $29.8 as of December 31, 2004 and would decrease service and interest costs by $2.5.

An important factor in determining the Company’s pension expense is the assumption for expected long-term rate of return on plan assets. The Company uses a total portfolio return analysis in the development of its assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns.

In managing the plan assets, the Company’s objective is to be a responsible fiduciary while minimizing financial risk to the Company. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in the Company’s expense and cash flow. Over time, the Company has increased the duration and allocation of fixed maturity securities to more closely match the sensitivity of plan assets with the plan obligations.

Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. As of the measurement date, the Company’s weighted-average targeted asset allocation and actual allocation by asset category are as follows:

		Actual Allocation
	Target Allocation For All Plans	Pension Benefit Assets		Other Benefit Assets
		2004	2003	2004	2003
Equity securities:
Domestic equities	50%	50%	54%	47%	46%
International equities	8	8	12	7	8
Fixed maturity securities	40	40	31	43	42
Real estate	—	—	1	—	3
Other	2	2	2	3	1

Total	100%	100%	100%	100%	100%

The Company’s current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. The Company may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2004, no contributions were required under ERISA, however the Company made a $10.0 tax deductible discretionary contribution on September 30, 2004. Employer contributions related to other benefits represents payments to retirees for current benefits. Contributions to the VEBA are generally not material.

The Company’s estimated future payments for pension benefits and postretirement benefits, including the estimated impact of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which reflect expected future service, as appropriate, are as follows:

		Other Benefits
	Pension Benefits	Before Subsidy	Subsidy	Net of Subsidy
2005	$92.0	$26.3	$—	$26.3
2006	96.8	27.7	2.1	25.6
2007	103.6	29.3	2.2	27.1
2008	111.2	30.5	2.3	28.2
2009	127.6	31.7	2.4	29.3
2010 - 2014	712.5	174.2	12.8	161.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

In addition to the defined benefit plans, the Company has several qualified defined contribution plans covering substantially all employees. Eligible employees may only participate in one plan. Depending upon the plan, voluntary employee contributions are matched by the Company subject to certain limitations. Contributions made by the Company totaled $34.0, $13.2 and $14.3 during 2004, 2003 and 2002, respectively.

18. Long Term Incentive Plans

Certain senior executives were participants in the Anthem 2001 Long Term Incentive Plan (“2001 LTIP”). The 2001 LTIP operated during the three-year period from 2001 to 2003. At the beginning of the three-year period, the Compensation Committee of the Board of Directors established performance goals, which included specific strategic objectives of the Company. Each participant’s target award was established as a percentage ranging from 30% to 150% of annual base salary for each year of the three-year period. Awards under the 2001 LTIP were approved by the Compensation Committee and were paid in 2004, with the executive having the option to defer payment. The 2001 LTIP terminated after completion of the 2001 to 2003 performance period and payout of awards. The award was paid in cash, stock and restricted stock of Anthem. The 2001 LTIP expense for 2003 and 2002 was $89.5 and $73.7, respectively.

The Compensation Committee approved a one year plan, the 2004 Long Term Incentive Plan (“2004 LTIP”), for certain senior executives based on performance goals which include specific strategic objectives of the Company. Each participant’s target award was established as a percentage ranging from 30% to 150% of annual base salary for 2004. Awards under the 2004 LTIP become payable upon approval by the Compensation Committee and will be paid in cash or stock of the Company during 2005, with the executive having the option to defer payment. The 2004 LTIP expense for 2004 was $16.1.

Beginning in 2005, the Compensation Committee elected to include long-term compensation as an integral part of overall compensation. There will be no specific long-term cash incentive plan. Long-term awards for certain senior executives will be determined based on overall performance and will be paid under the Company’s existing 2001 Stock Incentive Plan, further described in Note 12.

19. Contingencies

Litigation

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective November 30, 2004, WHN merged with Anthem Holding Corp., a wholly owned subsidiary of the Company.

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings (hereinafter collectively “MDL Cases”). A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On December 9, 2004, Judge

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Contingencies (continued)

Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005. On February 11, 2005, the District Court issued an order bifurcating the trial, holding that liability would be determined first, and damages would be tried after liability, if necessary.

On September 26, 2002, the Company was added as a defendant to the Shane Litigation.

On May 8, 2003, in a case titled Dr. Allen Knecht, et al., v. Cigna, et al., several chiropractors filed a purported class action in federal district court in Portland, Oregon, naming the Company and WHN, as well as several commercial insurers. This suit alleges that the defendants violated RICO and challenges many of the same practices in regards to chiropractors as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL Cases.

On May 22, 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., several medical providers filed suit in federal district court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

On October 17, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Cigna, et al., several chiropractors and a podiatrist, along with chiropractic and podiatric associations, filed suit in federal district court in Miami, Florida, against ten managed care corporations, including the Company. The suit alleges that the companies violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. This case has been stayed as a tag-along case to the MDL Cases.

On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal district court in Miami, Florida against the Blue Cross Blue Shield Association and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBS Association and the BCBS Plans violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

On February 23, 2004, in a case titled Richard Freiberg, et al., v. United Healthcare, Inc., et al., an acupuncturist and an association promoting acupuncture filed suit in federal court in Miami, Florida against ten managed care corporations, including the Company. The complaint purports to be a class action filed on behalf of all non-physician health care providers, and alleges that the companies involved violated RICO, and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and assigned to Judge Moreno. This case has been stayed as a tag-along case to the MDL Cases.

On March 11, 1998, Anthem Insurance Companies, Inc., a wholly owned subsidiary of the Company, and its Ohio subsidiary, Community Insurance Company (“CIC”) were named as defendants in a lawsuit, Robert Lee

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Contingencies (continued)

Dardinger, Executor of the Estate of Esther Louise Dardinger v. Anthem Blue Cross and Blue Shield, et al., filed in Newark, Ohio. The plaintiff sought compensatory damages and unspecified punitive damages in connection with claims alleging wrongful death, bad faith and negligence arising out of CIC’s denial of certain claims for medical treatment for Ms. Dardinger. In December 2001, CIC paid $2.5 in compensatory damages for bad faith and $1,350 (actual dollars) for breach of contract, plus accrued interest. In March 2003, Anthem Insurance and CIC paid punitive damages of $30.0 plus interest. Following the March 2003 payment and Satisfaction of Judgment, the Company released pretax reserves of $24.5 to income, which resulted in an after tax benefit of $0.11 per diluted share for the year ended December 31, 2003.

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area and as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit seeks class certification, compensatory damages, attorneys’ fees, and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. The Company is awaiting a decision from the Ohio Supreme Court in connection with procedural motions filed by the defendants. Defendants are seeking a discretionary review with the Kentucky Supreme Court on procedural motions, and filed their petition on February 10, 2005. These suits are in the preliminary stages.

On March 26, 2003, in a case titled Irwin v. AdvancePCS, et al. filed in the California Superior Court in Alameda County, California against Advance PCS, WHN and certain of its wholly owned subsidiaries, the plaintiff alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices including, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. On July 9, 2004, the court ordered that the case be resolved in arbitration.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

Prior to the Company’s acquisition of the group benefit operations (“GBO”), John Hancock Mutual Life Insurance Company (“John Hancock”) entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Contingencies (continued)

However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

On October 28, 2003 a case titled Abrams v. WellPoint Health Networks Inc., et al., was filed in the Superior Court of Ventura County, California against WHN and its board of directors alleging that WHN’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with the Company while in possession of non-public information regarding WHN’s financial results for the third quarter of 2003. The lawsuit sought to enjoin WHN from consummating the merger with the Company, unless WHN adopted and implemented a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. On May 7, 2004, WHN and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action, in which WHN agreed to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WHN’s stockholders beyond those contained in the preliminary proxy statement/prospectus. The settlement would also provide for the payment by WHN of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval). No part of the settlement costs will be paid by the WHN directors individually. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WHN or any of its directors. The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger. The settlement agreement was presented to the Superior Court judge assigned to the matter, on January 11, 2005. The judge preliminarily approved the settlement, and scheduled a hearing to consider final approval to take place on July 7, 2005.

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

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its insurance and investment operations, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Contingencies (continued)

investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

Vulnerability from Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by the Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute the Company’s customer base in the geographic regions in which it conducts business. As of December 31, 2004, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

20. Segment Information

Following the merger with WHN on November 30, 2004, the organizational structure of the Company changed. As a result of this change, the Company established three reportable segments: Health Care, Specialty, and Other. The Health Care segment is an aggregation of various operating segments, principally differentiated only by geography. These Health Care operating segments have similar economic, product, distribution, customer and regulatory characteristics, and meet the aggregation criteria as defined under paragraph 17 of FAS 131, Disclosures About Segments of an Enterprise and Related Information (“FAS 131”). Segment disclosures for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company’s chief operating decision maker (the Chief Executive Officer) reviews the results of operations on a regular basis and holds each division president accountable for his or her segment’s operating results. Operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans and other health care-related products to large and small employers and individuals. The Specialty segment is maintained as a separate segment providing various products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, and workers’ compensation products and services. In addition to intersegment sales and expense eliminations and corporate expenses not allocated to reportable segments, the Other segment includes results from the Company’s government health services and other businesses that do not meet the quantitative thresholds for an operating segment defined under FAS 131.

Through its participation in various federal government programs, the Company generated approximately 17%, 19% and 18% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company defines operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products. Operating expenses are comprised of benefit expense, selling expense, general and administrative expense and cost of drugs. The Company calculates operating gain or loss as operating revenue less operating expenses.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost, and eliminated in the consolidated financial statements. The Company evaluates performance of the reportable segments based on operating gain or loss as defined above. The Company evaluates investment income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

Financial data by reportable segment for the years ended December 31 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
2004
Operating revenue from external customers	$19,825.0	$423.1	$212.8	$20,460.9
Intersegment revenues	(70.5)	812.1	(741.6)	—
Operating gain (loss)	1,505.3	100.9	(105.8)	1,500.4
Depreciation	18.6	0.6	116.5	135.7

2003
Operating revenue from external customers	16,039.9	249.4	197.8	16,487.1
Intersegment revenues	(39.8)	482.6	(442.8)	—
Operating gain (loss)	1,174.6	69.1	(147.3)	1,096.4
Depreciation	15.5	0.6	111.7	127.8

2002
Operating revenue from external customers	12,587.1	224.0	189.3	13,000.4
Intersegment revenues	—	299.6	(299.6)	—
Operating gain (loss)	684.0	50.7	(95.3)	639.4
Depreciation	17.5	3.4	87.2	108.1

Asset and equity details by reportable segment have not been disclosed, as they are not reported internally by the Company.

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income is as follows:

	2004	2003	2002
Reportable segments operating revenues	$20,460.9	$16,487.1	$13,000.4
Net investment income	311.7	278.1	260.7
Net realized gains on investments	42.5	16.2	31.1

Total revenues	$20,815.1	$16,781.4	$13,292.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

A reconciliation of reportable segment operating gain to income before income taxes and minority interest included in the consolidated statements of income is as follows:

	2004	2003	2002
Reportable segments operating gain	$1,500.4	$1,096.4	$639.4
Net investment income	311.7	278.1	260.7
Net realized gains on investments	42.5	16.2	31.1
Interest expense	(142.3)	(131.2)	(98.5)
Amortization of goodwill and other intangible assets	(61.4)	(47.6)	(30.2)
Merger-related undertakings	(61.5)	—	—
Loss on repurchase of debt securities	(146.1)	—	—

Income before income taxes	$1,443.3	$1,211.9	$802.5

21. Statutory Information

Statutory-basis capital and surplus for WellPoint’s insurance subsidiaries was $6,094.9 and $3,346.6 at December 31, 2004 and 2003, respectively. Statutory-basis net income of WellPoint’s insurance subsidiaries was $1,545.9, $565.0 and $538.9 for 2004, 2003 and 2002, respectively. Statutory-basis capital and surplus of WellPoint’s insurance subsidiaries are subject to regulatory restrictions with respect to amounts available for dividends to WellPoint. WellPoint’s insurance subsidiaries’ risk-based capital as of December 31, 2004 was in excess of all mandatory risk-based capital thresholds.

22. Related Party Transactions

The Company formed Anthem Foundation, Inc. (the “Foundation”), an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers of the Foundation are also officers of the Company. These officers receive no compensation for the management services performed for the Foundation but are reimbursed for any cash expenditures incurred on behalf of the Foundation. The Foundation is not a subsidiary of the Company and the financial results of the Foundation are not consolidated with the Company’s financial statements. For 2004, 2003 and 2002, the Company contributed $3.0, $24.0 and $0.1, respectively, to the Foundation. The Company has no current legal obligations for future commitments to the Foundation.

WHN formed The WellPoint Foundation (the “WHN Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, to improve the health and well-being of individuals in the communities served by WHN. Officers of the WHN Foundation were also officers of WHN. Effective with the merger, the officers of the WHN Foundation (other than Leonard D. Schaeffer) resigned and were replaced with officers of the Company. For the period from December 1, 2004 to December 31, 2004, the Company made no contributions to the WHN Foundation. The Company has no current legal obligations for future commitments to the WHN Foundation.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

23. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2004
Total revenues	$4,573.8	$4,607.9	$4,807.2	$6,826.2
Income before income taxes	390.9	362.6	372.4	317.4
Net income	295.6	237.9	242.1	184.5

Basic net income per share	2.14	1.72	1.75	0.94
Diluted net income per share	2.08	1.66	1.70	0.92

2003
Total revenues	$4,102.6	$4,116.8	$4,265.2	$4,296.8
Income before income taxes	301.1	276.4	307.7	326.7
Net income	191.7	177.3	196.5	208.8

Basic net income per share	1.38	1.28	1.42	1.52
Diluted net income per share	1.36	1.25	1.38	1.47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company’s independent certified public accountants on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the principal executive officer and principal financial officer of the Company have concluded that as of December 31, 2004 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of WellPoint, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) (“Internal Control”). The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2004. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed its acquisition of WellPoint Health Networks Inc. (“WHN”) on November 30, 2004. As permitted by the Securities and Exchange Commission, management’s assessment did not include the Internal Control of the acquired operations of the former WHN, which is included in the Company’s consolidated financial statements as of December 31, 2004 and for the period from December 1, 2004 through December 31, 2004. Such operations of WHN constituted approximately $12.1 billion and $4.1 billion of the Company’s total assets and net assets, respectively, as of December 31, 2004, and approximately $2.0 billion and $0.1 billion of the Company’s revenues and net income, respectively, for the year then ended.

Based on management’s assessment, which excluded an assessment of Internal Control of the acquired operations of WHN, management has concluded that the Company’s Internal Control was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2004, and has also issued an audit report dated March 4, 2005, on management’s assessment of the Company’s Internal Control, which is included in this Annual Report on Form 10-K.

/S/ LARRY C. GLASSCOCK	/S/ DAVID C. COLBY
President and Chief Executive Officer	Executive Vice President and Chief Financial and Accounting Officer

Changes in Internal Control Over Financial Reporting

Changes to certain processes, information technology systems, and other components of Internal Control resulting from the November 30, 2004 acquisition of WHN may occur and will be evaluated by management as such integration activities are implemented. Other than the impact of the acquisition of WHN, there were no changes in Internal Control that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control during the quarter ended December 31, 2004.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Shareholders and Board of Directors

WellPoint, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WellPoint, Inc. (formerly Anthem, Inc.) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control of WellPoint Health Networks Inc., which is included in the 2004 consolidated financial statements of WellPoint, Inc. and constituted approximately $12.1 billion and $4.1 billion of total and net assets, respectively, as of December 31, 2004 and approximately $2.0 billion and $0.1 billion of revenues and net income, respectively, for the year then ended.

The Company completed its acquisition of WellPoint Health Networks Inc. on November 30, 2004, and as permitted by the Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of WellPoint Health Networks Inc. Our audit of internal control over financial reporting of WellPoint, Inc. also did not include an evaluation of the internal control over financial reporting of WellPoint Health Networks Inc.

In our opinion, management’s assessment that WellPoint, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Indianapolis, Indiana

March 4, 2005

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Executive Officers, the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and concerning the Company’s Standards of Business Conduct is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s Officers and Directors and information concerning material transactions involving such Officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15. EXH IBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following financial statement schedule of the Company is included in Item 15(c):

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

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In Millions, Except Share Data)	December 31
	2004	2003
Assets
Current assets:
Fixed maturity securities, at fair value	$—	$580.3
Cash and cash equivalents	207.3	86.1
Net due from subsidiaries[1]	34.4	71.2
Deferred tax assets, net	201.0	—
Other current assets	5.9	19.4

Total current assets	448.6	757.0

Property and equipment	4.3	4.6
Investment in subsidiary surplus notes[1]	579.0	–
Investment in subsidiaries[1]	22,732.8	6,617.7
Other noncurrent assets	84.4	10.4

Total assets	$23,849.1	$7,389.7

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$34.1	$27.8
Income taxes payable	253.6	31.4
Other current liabilities	478.0	166.2

Total current liabilities	765.7	225.4

Deferred income taxes, net	119.2	—
Long-term debt	3,359.1	1,164.4
Other non-current liabilities	146.1	—

Total liabilities	4,390.1	1,389.8

Shareholders’ equity
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 2004, 302,626,708; 2003, 137,641,034	3.0	1.4
Additional paid-in-capital	17,433.6	4,708.7
Retained earnings	1,960.1	1,154.3
Unearned stock compensation	(83.5)	(3.2)
Accumulated other comprehensive income	145.8	138.7

Total shareholders’ equity	19,459.0	5,999.9

Total liabilities and shareholders’ equity	$23,849.1	$7,389.7

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In Millions)	Year Ended December 31
	2004	2003	2002
Revenues
Net investment income and net realized gains (losses) on investments	$13.0	$18.1	$7.3
Other revenue	0.4	—	—

	13.4	18.1	7.3

Expenses
General and administrative expense	32.9	10.1	12.1
Interest expense	92.2	81.0	43.6
Merger-related undertakings	50.0	—	—
Loss on repurchase of debt securities	146.1	—	—

	321.2	91.1	55.7

Loss before income taxes and equity in net income of subsidiaries	(307.8)	(73.0)	(48.4)
Income tax credits	(98.1)	(28.8)	(22.3)
Equity in net income of subsidiaries[1]	1,169.8	818.5	575.2

Net income	$960.1	$774.3	$549.1

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Cash Flow

(In Millions)	Year Ended December 31
	2004	2003	2002
Operating activities
Net income	$960.1	$774.3	$549.1
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries[1]	(72.1)	(359.9)	126.8
Loss on repurchase of debt securities	146.1	—	—
Net realized losses (gains) on investments	10.8	(0.5)	—
Depreciation and amortization, net of accretion	10.5	12.4	3.8
Deferred income taxes	67.8	91.6	53.0
Changes in operating assets and liabilities:
Other assets	11.7	(15.8)	(1.1)
Amounts due to or from subsidiaries[1]	122.4	(77.7)	10.0
Accounts payable and accrued expenses	6.3	(0.2)	25.7
Income taxes payable	(67.9)	104.7	(76.2)
Other liabilities	15.2	(13.8)	30.1

Cash provided by operating activities	1,210.9	515.1	721.2

Investing activities
Purchase of investments	(1,376.4)	(687.5)	(180.9)
Sales or maturities of investments	1,934.6	283.7	—
Purchase of subsidiary surplus notes	(582.2)	—	—
Proceeds from settlement of cash flow hedges	15.7	—	—
Notes receivable advances from (to) subsidiaries[1]	—	127.0	(127.0)
Purchases of property and equipment	—	(4.6)	—
Purchases of subsidiaries	(3,718.9)	—	(1,134.6)

Cash used in investing activities	(3,727.2)	(281.4)	(1,442.5)

Financing activities
Proceeds from commercial paper borrowings	793.2	—	—
Proceeds from long-term borrowings	1,770.1	—	938.5
Payments on long-term borrowings	(224.3)	—	—
Proceeds from issuance of common stock under Equity Security Units stock purchase contracts	230.0	—	—
Repurchase and retirement of common stock	(82.2)	(217.2)	(256.2)
Proceeds from employee stock purchase plan and exercise of stock options	159.0	57.0	31.1
Costs related to the issuance of common stock for WellPoint Health Networks Inc. merger and Trigon Healthcare, Inc. acquisition	(8.3)	—	(4.1)

Cash provided by (used in) financing activities	2,637.5	(160.2)	709.3
Change in cash and cash equivalents	121.2	73.5	(12.0)
Cash and cash equivalents at beginning of period	86.1	12.6	24.6

Cash and cash equivalents at end of period	$207.3	$86.1	$12.6

[1]	Amounts are eliminated in consolidation.

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2004

(Dollars in Millions)

1.    Basis of Presentation and Significant Accounting Policy

On November 30, 2004, Anthem, Inc. (“Anthem”) and WellPoint Health Networks Inc. (“WHN”) completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc. (“WellPoint”). In addition, the ticker symbol for Anthem’s common stock listed on the New York Stock Exchange was changed to “WLP”. WHN’s operating results are included in WellPoint’s consolidated financial statements for the period following November 30, 2004.

In WellPoint’s “parent company only” financial statements, WellPoint’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. WellPoint’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

WellPoint’s investment in subsidiary surplus notes is stated at estimated fair value.

WellPoint’s parent company only financial statements should be read in conjunction with WellPoint’s audited consolidated financial statements and the accompanying notes included in this Form 10-K.

2.    Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $1,097.7, $458.6 and $702.0 during 2004, 2003 and 2002, respectively.

Investment in Subsidiaries

As described in Note 1, on November 30, 2004, Anthem completed its merger with WHN and purchased 100% of the outstanding common stock of WHN. As a result of the merger, each WHN stockholder received $23.80 in cash, without interest, and one share of WellPoint common stock for each share of WHN common stock held. The purchase price was $16,022.3 and included cash of $3,718.8, the issuance of approximately 155.3 million shares of WellPoint common stock, valued at $11,293.8, WHN stock options converted to WellPoint stock options and other stock awards for approximately 21.8 million shares valued at $806.3, and $203.4 of estimated transaction costs. The fair value of common stock issued was based on $72.70 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced. In connection with the WHN merger, WellPoint executed certain undertakings with the California Department of Managed Health Care, the California Department of Insurance (“California DOI”), and the Georgia Department of Insurance which contained various commitments by WellPoint. Expenses for merger-related undertakings with the California DOI of $50.0 were recorded by WellPoint in 2004.

Capital contributions to subsidiaries were $14.7, $15.6 and $0.0 during 2004, 2003 and 2002, respectively. The contributions in 2004 and 2003 were non-cash and were to record the tax benefit of option exercises at subsidiary levels.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

2.    Subsidiary Transactions (continued)

Amounts Due to and From Subsidiaries

During December 2004, WellPoint completed a tender offer to purchase surplus notes of Anthem Insurance Companies, Inc. a direct wholly-owned subsidiary, and purchased $258.0 of 9.125% notes due 2010 and $174.9 of 9.00% notes due 2027. A loss of $146.1 was recorded by WellPoint, representing the amount fair value exceeded par value at the time of purchase.

At December 31, 2004, 2003 and 2002 WellPoint reported $34.4, $71.2 due from and $10.0 due to subsidiaries, respectively. These amounts are for administrative expenses and are routinely settled, and as such, are classified as current assets.

3.    Long-Term Debt

At December 31 WellPoint’s debt consisted of the following:

	2004	2003
Senior unsecured notes at 3.500% due 2007	$192.8	$–
Senior unsecured notes at 3.750% due 2007	297.4	–
Senior unsecured notes at 4.250% due 2009	297.3	–
Senior unsecured notes at 5.000% due 2014	492.8	–
Senior unsecured notes at 5.950% due 2034	493.8	–
Debentures included in Equity Security Units at 5.950% due 2006	–	224.3
Senior unsecured notes at 6.800% due 2012	791.8	790.7
Senior unsecured notes at 4.875% due 2005	149.8	149.4
Commercial paper program	793.2	–

Long-term debt	3,508.9	1,164.4
Current portion of long-term debt	(149.8)	–

Long-term debt, less current portion	$3,359.1	$1,164.4

The current portion of long-term debt is reported with other current liabilities and represents the senior unsecured notes at 4.875% of $149.8, which mature in August 2005.

WellPoint had cash requirements of approximately $4,000.0 for the WHN merger, including both the cash portion of the purchase price and estimated transaction costs. In anticipation of the merger, on November 15, 2004, WellPoint entered into a bridge loan agreement under which it could borrow up to $3,000.0. The amounts available under this bridge loan were reduced to $1,500.0 upon WellPoint entering into the senior credit facilities described in the paragraph below. On November 30, 2004, WellPoint borrowed $500.0 under this bridge facility to partially fund the WHN merger. As further described below, senior unsecured notes were issued to replace this bridge loan during December 2004. Upon issuance of the senior unsecured notes, the $500.0 of borrowings under the bridge loan was required to be repaid and the commitments under the bridge loan agreement were terminated.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

3.    Long-Term Debt (continued)

On November 19, 2004, WellPoint entered into new senior credit facilities with certain of its lenders (i) in connection with the pending merger with WHN, (ii) to replace the existing $600.0 revolving credit facility set to mature on June 28, 2005 and the $400.0 revolving facility, which would have matured on November 5, 2006, and (iii) for general corporate purposes. The new facilities include a $1,000.0 364-day credit facility which expires on November 29, 2005 and a $1,500.0 five year facility which matures on November 30, 2009. WellPoint’s ability to borrow under these facilities is subject to compliance with certain covenants. On November 30, 2004, WellPoint borrowed $900.0 under the 364-day facility and $1,400.0 under the five year facility to partially fund the WHN merger. As described in more detail below, senior unsecured notes and commercial paper were issued to replace these borrowings during December 2004. There were no amounts outstanding under the senior credit facilities and WellPoint was in compliance with the covenants as of December 31, 2004.

Effective upon the merger with WHN, the board of directors authorized an increase in WellPoint’s commercial paper program from $1,000.0 to $2,000.0, the proceeds of which may be used for general corporate purposes, including the repurchase of WellPoint debt and common stock. WellPoint initially borrowed $1,500.0 under this commercial paper program, which was used to repay a portion of the senior credit facilities described above. As of December 31, 2004, $793.2 of commercial paper remained outstanding. Commercial paper borrowings have been classified as long-term debt at December 31, 2004 in accordance with FAS 6, Classification of Short-Term Obligations Expected to Be Refinanced, as WellPoint’s practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facilities, including the $1,500.0 five year facility described above.

On July 31, 2002, WellPoint issued $950.0 of long-term senior unsecured notes ($800.0 of 6.800% notes due 2012 and $150.0 of 4.875% notes due 2005). The net proceeds of $938.5 from the note offerings were used to pay a portion of the cash consideration and expenses associated with the acquisition of Trigon Healthcare, Inc.

Subordinated debentures included in Equity Security Units were unsecured and subordinated in right of payment to all existing and future senior indebtedness. During August 2004, WellPoint completed a remarketing of its $230.0 subordinated debentures included in Equity Security Units, as required under the terms of the Equity Security Units issued in November 2001. As a result of the remarketing, the interest rate on the subordinated debentures was reset to 4.655%.

Proceeds from the remarketing were used to purchase U.S. Treasury securities which were held by a collateral agent to satisfy the stock purchase contract portion of the Equity Security Units. In November 2004, proceeds of $230.0 were received from the collateral agent, and approximately 5.3 million shares of common stock were issued pursuant to the purchase contract portion of the Equity Security Units.

In connection with the remarketing, in August 2004 WellPoint issued $200.0 of 3.500% Notes due 2007, which were used to exchange and retire $190.0 aggregate principal amount of the 4.655% remarketed subordinated debentures. WellPoint also received approximately $4.7 of cash proceeds, net of underwriting discounts and offering expenses. Following issuance of the 3.500% Notes due 2007, $40.0 of aggregate principal amount of the 4.655% remarketed debentures remained outstanding. During November 2004, WellPoint repurchased and retired the remaining $40.0 of aggregate principal amount of the 4.655% subordinated debentures and as of December 31, 2004, no amounts of the 4.655% subordinated debentures remain outstanding. The $200.0 of 3.500% Notes due 2007 were issued under a shelf registration filed with the Securities and

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

3.    Long-Term Debt (continued)

Exchange Commission in December 2002 for any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1,000.0. As of December 31, 2004, WellPoint had $800.0 of the shelf registration capacity remaining.

On December 9, 2004, WellPoint issued $300.0 of 3.750% Notes due 2007, $300.0 of 4.250% Notes due 2009, $500.0 of 5.000% Notes due 2014 and $500.0 of 5.950% Notes due 2034. Net proceeds from this offering were approximately $1,583.7 after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from these notes were used to repay the $500.0 outstanding under the bridge loan, $500.0 outstanding under the five-year senior credit facility and $500.0 to fund the tender offer to purchase surplus notes of Anthem Insurance. The remainder of the proceeds was used to repay commercial paper.

4.    Hedging Activity

The information regarding hedging activity contained in Note 7 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

5.    Capital Stock

The information regarding capital stock contained in Note 12 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT, INC.

By:	/S/ LARRY C. GLASSCOCK
Larry C. Glasscock President and Chief Executive Officer

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/S/ DAVID C. COLBY David C. Colby	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Principal Accounting Officer)	March 14, 2005

/S/ LEONARD D. SHAEFFER Leonard D. Shaeffer	Chairman of the Board of Directors	March 14, 2005

/S/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	March 14, 2005

/S/ SUSAN B. BAYH Susan B. Bayh	Director	March 14, 2005

/S/ SHEILA P. BURKE Sheila P. Burke	Director	March 14, 2005

/S/ WILLIAM H.T. BUSH William H.T. Bush	Director	March 14, 2005

/S/ JULIE A. HILL Julie A. Hill	Director	March 14, 2005

/S/ WARREN Y. JOBE Warren Y. Jobe	Director	March 14, 2005

/S/ VICTOR S. LISS Victor S. Liss	Director	March 14, 2005

/S/ L. BEN LYTLE L. Ben Lytle	Director	March 14, 2005

/S/ WILLIAM G. MAYS William G. Mays	Director	March 14, 2005

/S/ RAMIRO G. PERU Ramiro G. Peru	Director	March 14, 2005

Name	Title	Date

/S/ JANE G. PISANO Jane G. Pisano	Director	March 14, 2005

/S/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	March 14, 2005

/S/ WILLIAM J. RYAN William J. Ryan	Director	March 14, 2005

/S/ ELIZABETH A. SANDERS Elizabeth A. Sanders	Director	March 14, 2005

/S/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	March 14, 2005

/S/ JACKIE M. WARD Jackie M. Ward	Director	March 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Plan of Conversion to a Stock Insurance Company, proposed by the Board of Directors of Anthem Insurance Companies, Inc. on June 18, 2001, incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

2.2	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among the Company, Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of November 2, 2001, by and between the Company and The Bank of New York, as trustee, regarding subordinated debentures, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(a)    First Supplemental Indenture, dated as of November 2, 2001, between the Company and The Bank of New York, as trustee, establishing 5.95% Subordinated Debentures due 2006, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(b)    Purchase Contract Agreement, dated as of November 2, 2001, between the Company and The Bank of New York, as purchase contract agent, relating to the 5.95% Subordinated Debentures due 2006, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(c)    Pledge Agreement, dated as of November 2, 2001, among the Company, The Chase Manhattan Bank, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent, relating to the 5.95% Subordinated Debentures due 2006, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(d)    Form of 5.95% Subordinated Debenture due 2006 (Included in Exhibit 4.4(a)), incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(e)    Form of Normal Units Certificate relating to the 5.95% Subordinated Debentures due 2006 (Included in Exhibit 4.4(c)), incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit Number	Exhibit

(f)     Form of Stripped Units Certificate relating to the 5.95% Subordinated Debentures due 2006 (Included in Exhibit 4.4(c)), incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(g) Form of Remarketing Agreement, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-70566).

4.5	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 4.875% Notes due 2005 and 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Form of 4.875% Note due 2005 (Included in Exhibit 4.5(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(c) Form of 6.800% Note due 2012 (Included in Exhibit 4.5(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.6	Form of Subordinated Note Indenture by and between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-3 (Registration No. 333-101969).

4.7	Commercial Paper Dealer Agreement, dated as of March 11, 2003, among the Company, as Issuer, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Salomon Smith Barney Inc., each as Dealer, incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(a)    Issuing and Paying Agency Agreement, dated as of March 11, 2003, by and between the Company and JPMorgan Chase Bank, incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

4.8	Senior Note Indenture, dated as of December 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed on August 25, 2004.

(a)    First Supplemental Indenture, dated as of August 27, 2004, between the Company and The Bank of New York, as trustee, establishing 3.50% Senior Notes due 2007, incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

(b) Form of 3.50% Senior Note due 2007 (included as Exhibit A in Exhibit 4.8(a)), incorporated by reference to Exhibit 4.21 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

4.9	5-Year Credit Agreement, dated as of November 19, 2004, among the Company, as the Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; UBC Loan Finance LLC and Williams Street Commitment Corporation, as Co-Documentation Agents; and Banc of America Securities LLC and J.P.Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2004.

Exhibit Number	Exhibit

4.10	364-Day Credit Agreement, dated as of November 19, 2004, among the Company, as the Borrower; Bank of America, N.A., as Administrative Agent; the other Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; UBS Loan Finance LLC and Williams Street Commitment Corporation, as Co-Documentation Agents; and Banc of America Securities LLC and J.P.Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004.

4.11	Amended and Restated Indenture, dated as of June 8, 2001, by and between WellPoint Health Networks Inc. (as predecessor by merger to Anthem Holding Corp., “WellPoint Health”) and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to WellPoint Health’s Current Report on Form 8-K filed on June 12, 2001 (File No. 001-13083).

(a) First Supplemental Indenture, dated as of November 30, 2004, between Anthem Holding Corp. and The Bank of New York, as trustee.

(b)    Form of Note evidencing WellPoint Health’s 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on June 14, 2001 (File No. 001-13083).

(c)    Form of Note evidencing WellPoint Health’s 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on January 16, 2002 (File No. 001-13083).

4.12	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a)    Registration Rights Agreement, dated as of December 9, 2004, among the Company, Banc of America Securities LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

4.13	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(a) Form of Anthem 2001 Stock Incentive Plan Option Grant Letter as of January 1, 2005.

(b) Form of Anthem 2001 Stock Incentive Plan Restricted Stock Award Letter as of January 1, 2005.

10.2*	Anthem Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment No. 1 to Anthem Employee Stock Purchase Plan, dated July 2, 2002, incorporated by reference to Exhibit 10.2(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)    Amendment No. 2 to Anthem Employee Stock Purchase Plan, dated July 29, 2002, incorporated by reference to Exhibit 10.2(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number		Exhibit

10.3	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Larry C. Glasscock, dated as of October 22, 1999, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.4	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, dated as of January 1, 2000, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and David R. Frick, effective as of January 1, 2003, incorporated by reference to Exhibit 10.4(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.5	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2002, incorporated by reference to Exhibit 10.5(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)    Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., effective as of January 1, 2003, incorporated by reference to Exhibit 10.5(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c) Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, N.D., effective as of January 1, 2005.

10.6	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, dated as of January 1, 2000, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Michael L. Smith, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.7	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, dated as of January 1, 1999, incorporated by reference to Exhibit 10.7(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2000, incorporated by reference to Exhibit 10.7(ii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(b)    Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of July 29, 2000, incorporated by reference to Exhibit 10.7(iii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(c)    Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2001, incorporated by reference to Exhibit 10.7(iv) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

Exhibit Number		Exhibit

(d)    Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2002, incorporated by reference to Exhibit 10.7(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(e)    Amendment Five to Employment Agreement by and between Anthem Insurance Companies, Inc. and Marjorie W. Dorr, effective as of January 1, 2003, incorporated by reference to Exhibit 10.7(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, dated as of January 1, 1999, incorporated by reference to Exhibit 10.8(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2000, incorporated by reference to Exhibit 10.8(ii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(b)    Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2001, incorporated by reference to Exhibit 10.8(iii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(c)    Amendment Three to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2002, incorporated by reference to Exhibit 10.8(iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(d)    Amendment Four to Employment Agreement by and between Anthem Insurance Companies, Inc. and Keith R. Faller, effective as of January 1, 2003, incorporated by reference to Exhibit 10.8(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Mark L. Boxer, dated as of November 13, 2000.

(a) Amendment One to Employment Agreement by and between Anthem Insurance Companies, Inc. and Mark L. Boxer, effective as of January 1, 2003.

(b) Amendment Two to Employment Agreement by and between Anthem Insurance Companies, Inc. and Mark L. Boxer, effective as of January 1, 2005.

10.10		Employment Agreement by and between the Company and Randall Lewis, dated as of July 14, 2003.

10.11	*	Letter from Anthem Insurance Companies, Inc. to L. Ben Lytle regarding retirement benefits, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.12	*	Anthem Deferred Compensation Plan, amended and restated effective January 1, 1997, incorporated by reference to Exhibit 10.14(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    First Amendment to Anthem Deferred Compensation Plan, adopted December 16, 1998, incorporated by reference to Exhibit 10.14(ii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(b)    Second Amendment to Anthem Deferred Compensation Plan, executed March 30, 2000, incorporated by reference to Exhibit 10.14(iii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

Exhibit Number		Exhibit

10.13	*	Anthem Board of Directors’ Deferred Compensation Plan, amended and restated as of January 1, 2004, incorporated by reference to Exhibit 10.15(i) to the Company’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2003.

10.14	*	Anthem Supplemental Executive Retirement Plan, amended and restated effective January 1, 1997, incorporated by reference to Exhibit 10.16(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    First Amendment to the Anthem Supplemental Executive Retirement Plan, executed on March 30, 2000, incorporated by reference to Exhibit 10.16(ii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(b)    Second Amendment to the Anthem Supplemental Executive Retirement Plan, executed on September 1, 2000, incorporated by reference to Exhibit 10.16(iii) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.15	*	Anthem 1998 Long-Term Incentive Plan, effective January 1, 1998, incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.16	*	Anthem 2001-2003 Long-Term Incentive Plan, effective January 1, 2001, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    First Amendment to the Anthem 2001-2003 Long-Term Incentive Plan, dated April 25, 2002, incorporated by reference to Exhibit 10.18(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.17	*	2001 Annual Incentive Plan, incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714.

10.18	*	Anthem Directed Executive Compensation Plan, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.19	*	Anthem Split Dollar Life Insurance Program, amended and restated effective November 1, 1998, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.20		Blue Cross License Agreement by and between Blue Cross and Blue Shield Association and the Company, dated November 2, 2001, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21		Blue Shield License Agreement by and between Blue Cross and Blue Shield Association and the Company, dated November 2, 2001, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22	*	Employment Agreement among the Company, Trigon Healthcare, Inc. and Thomas G. Snead, Jr., dated as of June 7, 2002, incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-88776).

(i)     Amendment One to Employment Agreement by and between the Company and Thomas G. Snead, Jr., effective January 1, 2003, incorporated by reference to Exhibit 10.24(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number		Exhibit

10.23	*	Anthem 401(k) Long Term Savings Investment Plan, as amended and restated effective January 1, 1997, incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective June 1, 2002, incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)    Second Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective October 31, 2002, incorporated by reference to Exhibit 10.25(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(c)    Third Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective January 1, 2002, incorporated by reference to Exhibit 10.25(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(d)    Fourth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective January 1, 2002, incorporated by reference to Exhibit 10.25(iv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(e)    Fifth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective January 1, 2004, incorporated by reference to Exhibit 10.25(v) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)     Sixth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective January 1, 2004, incorporated by reference to Exhibit 10.25(vi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)    Seventh Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective January 31, 2004, incorporated by reference to Exhibit 10.25(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.24	*	Noncompetition Agreement, dated as of April 27, 2002, among the Company, Trigon Healthcare, Inc. and Thomas G. Snead, Jr., incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-88776).

10.25	*	Trigon Healthcare, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to Trigon Healthcare, Inc.’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed on March 14, 1997.

(a)    First Amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive Plan, dated as of February 15, 2000, incorporated by reference to Exhibit 10.1 to Trigon Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit Number		Exhibit

10.26	*	Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan, incorporated by reference to Exhibit C to Trigon Healthcare, Inc.’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed on March 14, 1997.

(a)    Amendment to the Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan, dated as of April 24, 2002, incorporated by reference to Exhibit 10.36 to Trigon Healthcare, Inc.’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2001.

10.27	*	Form of Trigon Healthcare, Inc. Stock Option Agreement, incorporated by reference to Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45890).

(a)    Schedule of Agreements pursuant to the Form of Trigon Healthcare, Inc. Stock Option Agreement, incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-97423).

10.28	*	Trigon Insurance Company 401(k) Restoration Plan, effective January 1, 1995, incorporated by reference to Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463).

10.29	*	Anthem Annual Incentive Plan, effective January 1, 2003, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.30	*	Anthem Long-Term Incentive Plan, effective January 1, 2004, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.31		Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004.

10.32		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Blue Cross of California, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.33		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.34		Undertakings, dated January 7, 1993, by WellPoint Health, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to WellPoint Health’s Registration Statement on Form S-1 (Registration No. 33-54898).

10.35		Orders Approving Notice of Material Modification and Undertakings, dated September 7, 1995, by Blue Cross of California, WellPoint Health and WellPoint Health’s subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).

10.36		Amended and Restated Undertakings, dated March 5, 1996, by Blue Cross of California, WellPoint Health and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to WellPoint Health’s Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).

10.37		Indemnification Agreement, dated as of May 17, 1996, by and among WellPoint Health, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to WellPoint Health’s Current Report on Form 8-K filed June 3, 1996 (File No. 333-03292-01).

Exhibit Number		Exhibit

10.38		Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997 (File No. 001-13083).

10.39	*	Form of Indemnification Agreement between WellPoint Health and its Directors and Officers, incorporated by reference to Exhibit 10.17 to WellPoint Health’s Registration Statement on Form S-1 (Registration No. 33-54898).

10.40	*	WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-13083).

10.41	*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-13083).

(a)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised December 2001, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(b)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised September 2003, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(c)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Non-Officers), as of January 26, 2004, incorporated by reference to Exhibit 10.05 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(d)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Officers), as of January 26, 2004, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(e)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer, revised December 2001, incorporated by reference to Exhibit 10.07 to WellPoint Health’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(f)     Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer revised September 2003, incorporated by reference to Exhibit 10.08 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(g)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Automatic Grant of Stock Option, Notice of Annual Automatic Grant of Stock Option, Notice of Grant of Stock Option and Automatic Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.09 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

Exhibit Number		Exhibit

10.42	*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to WellPoint Health’s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders filed on March 30, 2001 (File No. 001-13083).

(a)    Amendment, dated June 28, 2004, to the WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-13083).

10.43	*	WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-13083).

(a)    Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement, revised December 2001, incorporated by reference to Exhibit 10.03 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

(b)    Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement, revised September 2003, incorporated by reference to Exhibit 10.04 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-13083).

10.44	*	WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-13083).

10.45	*	RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan, effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).

10.46	*	RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).

10.47	*	RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).

10.48	*	WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-13083).

10.49	*	WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

10.50	*	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

Exhibit Number		Exhibit

10.51	*	WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002), executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

(a)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2002 (File No. 001-13083).

(b)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-13083).

(c)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-13083).

(d)    EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002), dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13083).

(e)    Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002), dated March 16, 2003, incorporated by reference to Exhibit 10.66 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-13083).

(f)     Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan, dated July 24, 2003, incorporated by reference to Exhibit 10.11 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

(g)    Amendment to the WellPoint 401(k) Retirement Savings Plan, dated October 10, 2003, incorporated by reference to Exhibit 10.12 to WellPoint Health’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

(h)    Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003), dated November 13, 2003, incorporated by reference to Exhibit 10.15 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-13083).

(i)     Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003), dated December 31, 2003, incorporated by reference to Exhibit 10.80 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13083).

(j)     Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003), dated January 15, 2004, incorporated by reference to Exhibit 10.81 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13083).

(k)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of February 28, 2004, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-13083).

(l)     Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of April 23, 2004, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-13083).

Exhibit Number		Exhibit

(m)   Amendment to the WellPoint 401(k) Retirement Savings Plan, executed on July 9, 2004, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-13083).

(n)    Amendment to the WellPoint 401(k) Retirement Savings Plan, executed on November 30, 2004, incorporated by reference to Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (File No. 333-120851).

10.52	*	Amended and Restated Special Executive Retirement Plan, dated as of December 31, 2002, by and between WellPoint Health and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to WellPoint Health’s Current Report on Form 8-K filed on December 31, 2002 (File No. 001-13083).

10.53	*	Letter agreement, dated December 30, 2003, between WellPoint Health and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.82 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13083).

10.54	*	Form of letter agreement, dated February 2004, between WellPoint Health and executive officers of WellPoint Health, incorporated by reference to Exhibit 10.83 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-13083).

10.55	*	WellPoint, Inc. Board of Directors Compensation Program, approved February 2, 2005, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005.

10.56		2004 Annual Salary Information for Chief Executive Officer and Named Executive Officers.

10.57		Amended and Restated Employment Agreement dated as of December 31, 2002 by and between WellPoint Health Networks Inc. and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the WellPoint Health Networks Inc. Current Report on Form 8-K dated December 31, 2002.

21		Subsidiaries of the Company.

23		Consent of Independent Auditors.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Risk Factors.

*	Indicates management contracts or compensatory plans or arrangements.