Form 10-Q
period 2005-03-31
WELLPOINT INC
filed 2005-05-04
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 22, 2005
Common Stock, $0.01 par value	306,310,271

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	March 31, 2005	December 31, 2004
Assets	(Unaudited )
Current assets:
Investments available-for-sale, at fair value	$14,275.7	$13,586.9
Cash and cash equivalents	1,490.9	1,457.2
Premium and self-funded receivables	1,680.1	1,574.6
Other receivables	953.2	876.4
Securities lending collateral	836.3	658.5
Deferred tax assets, net	460.5	434.0
Other current assets	783.4	769.9

Total current assets	20,480.1	19,357.5

Long-term investments	739.8	748.1
Property and equipment	1,018.7	1,045.2
Goodwill	9,775.6	10,017.9
Other intangible assets	8,138.1	8,211.6
Other noncurrent assets	335.6	358.1

Total assets	$40,487.9	$39,738.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,349.8	$4,202.0
Reserves for future policy benefits	136.8	145.0
Other policyholder liabilities	1,214.2	1,209.5

Total policy liabilities	5,700.8	5,556.5
Unearned income	1,087.5	1,046.6
Accounts payable and accrued expenses	1,826.9	2,222.1
Income taxes payable	606.5	418.8
Security trades pending payable	413.5	84.4
Securities lending payable	836.3	658.5
Other current liabilities	1,381.9	1,583.7

Total current liabilities	11,853.4	11,570.6

Long-term debt	4,273.2	4,276.7
Reserves for future policy benefits, noncurrent	731.5	727.2
Deferred income taxes	2,548.2	2,596.4
Other noncurrent liabilities	1,080.9	1,108.5

Total liabilities	20,487.2	20,279.4

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 2005, 306,244,621; 2004, 302,626,708	3.0	3.0
Additional paid in capital	17,574.8	17,433.6
Retained earnings	2,506.8	1,960.1
Unearned stock compensation	(78.5)	(83.5)
Accumulated other comprehensive income (loss)	(5.4)	145.8

Total shareholders’ equity	20,000.7	19,459.0

Total liabilities and shareholders’ equity	$40,487.9	$39,738.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended March 31
	2005	2004
Revenues
Premiums	$10,158.8	$4,088.7
Administrative fees	664.2	326.8
Other revenue	139.2	52.1

Total operating revenue	10,962.2	4,467.6
Net investment income	138.7	73.2
Net realized gains (losses) on investments	(1.0)	33.0

	11,099.9	4,573.8

Expenses
Benefit expense	8,255.9	3,354.6
Selling, general and administrative expense
Selling expense	359.5	111.0
General and administrative expense	1,369.6	654.0

Total selling, general and administrative expense	1,729.1	765.0
Cost of drugs	73.6	19.8
Interest expense	53.2	32.3
Amortization of other intangible assets	59.2	11.2

	10,171.0	4,182.9

Income before income taxes	928.9	390.9

Income taxes	317.2	95.3

Net income	$611.7	$295.6

Net income per share (1)
Basic	$1.01	$1.07

Diluted	$0.98	$1.04

(1) Per share data for each period presented reflects the two-for-one stock split which was approved by the Board of Directors on April 25, 2005.

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In Millions)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2004	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	611.7	–	–	611.7
Change in net unrealized losses on investments	–	–	–	–	–	(151.0)	(151.0)
Change in unrealized gains on cash flow hedge	–	–	–	–	–	(0.2)	(0.2)

Comprehensive income							460.5
Repurchase and retirement of common stock	(0.7)	–	(41.6)	(46.9)	–	–	(88.5)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercises and restricted stock amortization	4.3	–	182.8	(18.1)	5.0	–	169.7

Balance at March 31, 2005	306.2	$3.0	$17,574.8	$2,506.8	$(78.5)	$(5.4)	$20,000.7

Balance at December 31, 2003	137.6	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

Net income	–	–	–	295.6	–	–	295.6
Change in net unrealized gains on investments	–	–	–	–	–	34.4	34.4
Change in unrealized gains on cash flow hedge	–	–	–	–	–	(9.6)	(9.6)

Comprehensive income							320.4
Issuance of common stock for stock incentive plan and employee stock purchase plan	0.8	–	35.1	–	0.1	–	35.2

Balance at March 31, 2004	138.4	$1.4	$4,743.8	$1,449.9	$(3.1)	$163.5	$6,355.5

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In Millions)	2005	2004
Operating activities
Net income	$611.7	$295.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	1.0	(33.0)
Depreciation and amortization, net of accretion	144.1	58.8
Deferred income taxes	54.5	(47.5)
Gain on sale of assets	(0.7)	–
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(85.6)	(4.0)
Other assets	(23.5)	(10.2)
Policy liabilities	153.3	52.8
Unearned income	40.9	18.1
Accounts payable and accrued expenses	(334.3)	(101.7)
Other liabilities	(120.8)	20.9
Income taxes	269.9	60.8

Net cash provided by operating activities	710.5	310.6

Investing activities
Purchases of investments	(2,731.5)	(1,903.9)
Sales or maturities of investments	2,026.8	1,809.5
Purchases of subsidiaries, net of cash acquired	(110.3)	–
Proceeds from sale of property and equipment	1.5	0.1
Purchases of property and equipment	(37.1)	(24.7)

Net cash used in investing activities	(850.6)	(119.0)

Financing activities
Net proceeds from commercial paper borrowings	5.5	–
Repurchase and retirement of common stock	(88.5)	–
Proceeds from exercise of stock options and employee stock purchase plan	256.8	30.2

Net cash provided by financing activities	173.8	30.2

Change in cash and cash equivalents	33.7	221.8
Cash and cash equivalents at beginning of period	1,457.2	464.5

Cash and cash equivalents at end of period	$1,490.9	$686.3

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2005

(Dollars in Millions, Except Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint” or the “Company”), which name changed from Anthem, Inc. (“Anthem”) effective November 30, 2004, is the largest publicly traded commercial health benefits company in terms of membership in the United States, serving more than 28.5 million members as of March 31, 2005. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance benefits, dental, vision, behavioral health benefits, workers compensation and long-term care insurance. The Company is licensed in all 50 states.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements as of and for the three month periods ended March 31, 2005 and 2004 have been recorded. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 included in WellPoint’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock to be effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 will be entitled to receive one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock will be distributed to shareholders of record in the form of a stock dividend on May 31, 2005. Net income per share amounts in the accompanying consolidated statements of income and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of common stock under a program that was to expire in February 2005. On October 25, 2004, the Board of Directors authorized an increase of $500.0 to the program and extended the expiration date until February 2006. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2005, the Company repurchased and retired approximately 0.7 million shares at an average share price of $122.49, for an aggregate cost of $88.5. The Company did not repurchase any shares during the three months ended March 31, 2004. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. As of March 31, 2005, $612.0 remained authorized for future repurchases.

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

For the three months ended March 31, 2005, approximately 3.7 million stock options were exercised, at an average exercise price of $61.70 per share, pursuant to the Stock Plan, the former Trigon Healthcare, Inc. stock plans and the former WHN stock plans, for aggregate total proceeds to the Company of $229.8. For the three months ended March 31, 2004, 0.7 million stock options were exercised, with total proceeds to the Company of $22.6. The tax benefit resulting from the exercise of WellPoint stock options converted from former WHN and Trigon Healthcare, Inc. stock options as part of the respective acquisitions is recorded as an adjustment to goodwill.

During the three months ended March 31, 2005, the Company granted stock options to purchase approximately 0.3 million shares to former WHN employees under a stock-for-stock option exercise program. The weighted average exercise price of these options was $122.06 per share, the fair value of the Company’s common stock on the grant dates. These stock options vest immediately pursuant to the former WHN plan. During the three months ended March 31, 2004, no stock options were granted.

During the three months ended March 31, 2005, the Company granted approximately 0.4 million shares of common stock, including approximately 0.3 million shares of common stock under the former WHN incentive plan and approximately 0.1 million shares of restricted common stock, at the fair value of WellPoint’s common stock on the grant dates. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of WellPoint’s common stock at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense generally over the vesting period. Compensation expense related to vesting of stock awards was $15.7 and $0.6 for the three months ended March 31, 2005 and 2004, respectively.

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

Employee Stock Purchase Plan

For the three months ended March 31, 2005, employee purchases under the Employee Stock Purchase Plan were approximately 0.2 million shares, for a total purchase amount of $19.1. For the three months ended March 31, 2004, total shares purchased were approximately 0.1 million, for a total purchase amount of $7.6.

Pro Forma Disclosure

The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The stock-based employee compensation expense included in reported net income represents compensation expense from restricted stock awards being amortized generally over the awards vesting period. The Company’s pro forma information, which reflects the effect of the two-for-one stock split, is as follows:

	Three Months Ended March 31
	2005	2004
Reported net income	$611.7	$295.6
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	10.3	0.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(28.0)	(6.0)

Pro forma net income	$594.0	$290.0

Earnings per share:
Basic – as reported	$1.01	$1.07
Basic – pro forma	0.98	1.05

Diluted – as reported	$0.98	$1.04
Diluted – pro forma	0.96	1.02

In December 2004, the Financial Accounting Standards Board, or FASB, issued FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under APB 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of FAS 123R, pro forma disclosure is no longer an alternative. FAS 123R will be effective for the Company no later than January 1, 2006 and implementation is in process.

4.  Earnings Per Share

The denominator for basic and diluted earnings per share, which reflects the effect of the two-for-one stock split, for the three months ended March 31, 2005 is as follows:

	Three Months Ended March 31
(In Millions)	2005	2004
Denominator for basic earnings per share – weighted average shares	606.6	275.8
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	15.0	2.5
Shares to be contingently issued under long term incentive plan	–	1.5
Incremental shares from conversion of Equity Security Unit purchase contracts	–	5.0

Denominator for diluted earnings per share	621.6	284.8

5.  Income Taxes

A refund claim filed in 2003 was recently reviewed and approved by the Congressional Joint Committee on Taxation. The claim related to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. Accordingly, a tax benefit of $28.4 million or $0.05 per basic and diluted share (which reflects the effect of the two-for-one stock split) was recorded in the three months ended March 31, 2005 related to this refund claim.

As a result of legislation enacted in Indiana on March 16, 2004, the Company recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.16 per basic and diluted share (which reflects the effect of the two-for-one stock split), for the three months ended March 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

6.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$14.5	$11.6	$2.3	$1.0
Interest cost	19.4	13.1	6.5	3.7
Expected return on assets	(25.9)	(17.6)	(0.7)	(0.6)
Recognized actuarial loss	4.3	3.6	0.2	0.2
Amortization of prior service cost	(0.9)	(0.9)	(1.0)	(1.5)

Net periodic benefit cost	$11.4	$9.8	$7.3	$2.8

For the year ending December 31, 2005, no required contributions under ERISA are expected. We may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes.

7.   Segment Information

Financial data by reportable segment for the three months ended March 31, 2005 and 2004 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended March 31, 2005
Operating revenue from external customers	$10,463.3	$396.3	$102.6	$10,962.2
Intersegment revenues	13.1	299.1	(312.2)	–
Operating gain (loss)	860.6	91.7	(48.7)	903.6

Three Months Ended March 31, 2004
Operating revenue from external customers	4,336.7	79.2	51.7	4,467.6
Intersegment revenues	(10.1)	174.9	(164.8)	–
Operating gain (loss)	322.6	17.1	(11.5)	328.2

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31
	2005	2004
Reportable segments operating revenues	$10,962.2	$4,467.6
Net investment income	138.7	73.2
Net realized gains (losses) on investments	(1.0)	33.0

Total revenues	$11,099.9	$4,573.8

A reconciliation of reportable segments operating gain to income before income taxes included in the consolidated statements of income for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31
	2005	2004
Reportable segments operating gain	$903.6	$328.2
Net investment income	138.7	73.2
Net realized gains (losses) on investments	(1.0)	33.0
Interest expense	(53.2)	(32.3)
Amortization of other intangible assets	(59.2)	(11.2)

Income before income taxes	$928.9	$390.9

8.  Contingencies

Litigation

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries at the time and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective upon the November 30, 2004 merger with WHN, WHN became a wholly owned subsidiary of the Company.

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

On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal district court in Miami, Florida against the BCBSA and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as other suits in the MDL Cases. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

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

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot be presently determined, and if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company intends to vigorously defend these proceedings; however, their ultimate outcomes cannot presently be determined.

Prior to the Company’s acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

On October 28, 2003, a case titled Abrams v. WellPoint Health Networks Inc., et al., was filed in the Superior Court of Ventura County, California against WHN and its board of directors alleging that WHN’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with the Company while in possession of non-public information regarding WHN’s financial results for the third quarter of 2003. The lawsuit sought to enjoin WHN from consummating the merger with the Company, unless WHN adopted and implemented a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. On May 7, 2004, WHN and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action, in which WHN agreed to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WHN’s stockholders beyond those contained in the preliminary proxy statement/prospectus. The settlement would also provide for the payment by WHN of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval). No part of the settlement costs will be paid by the WHN directors individually. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WHN or any of its directors. The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger. The settlement agreement was presented to the Superior Court judge assigned to the matter, on January 11, 2005. The judge preliminarily approved the settlement, and scheduled a hearing to consider final approval to take place on July 7, 2005.

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

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its operations, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

9. Subsequent Event

On May 3, 2005, the Company entered into a definitive agreement to acquire Lumenos, Inc. (“Lumenos”), a market leader in consumer directed health programs. Pursuant to the agreement, the stockholders of Lumenos will receive approximately $185.0 million in cash. Consummation of the acquisition is subject to customary closing conditions and regulatory approvals and is expected to be completed during the second quarter 2005.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—March 31, 2005 Compared to March 31, 2004

IV.	Cost of Care

V.	Results of Operations—Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

VI.	Critical Accounting Policies and Estimates

VII.	Liquidity and Capital Resources

VIII.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Overview

We are the nation’s largest publicly traded commercial health benefits company in terms of membership, providing health benefit services to more than 28.5 million members as of March 31, 2005, and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We are the Blue Cross licensee in California and a Blue Cross and Blue Shield licensee in 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country through our HealthLink and UniCare subsidiaries.

We operate in three reportable segments: Health Care, Specialty and Other. Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, senior and Medicaid. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

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

Our operating revenue consists of premiums, administrative fees and other revenue. Our premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Our administrative fees come from contracts where our customers are self-insured, where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn operating revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management companies.

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

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our pharmacy benefit management companies, or PBM. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM, mix of drugs sold, as well as cost changes, driven by prices set by pharmaceutical companies.

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

This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2005 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2005 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2005.

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

The historical results of operations of the pre-merger companies and “comparable basis” information for the three months ended March 31, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. Comparable basis information contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended March 31, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis
Premiums	$4,091.8	$(3.1)	$4,088.7	$5,256.3	$(3.0)	$5,253.3	$9,342.0
Administrative fees	330.4	(3.6)	326.8	306.2	(17.9)	288.3	615.1
Other revenue	45.7	6.4	52.1	—	69.9	69.9	122.0

Total operating revenue	4,467.9	(0.3)	4,467.6	5,562.5	49.0	5,611.5	10,079.1
Net investment income	73.2	—	73.2	83.6	(16.7)	66.9	140.1
Net realized gains on investments	33.0	—	33.0	—	16.6	16.6	49.6

Total revenue	4,574.1	(0.3)	4,573.8	5,646.1	48.9	5,695.0	10,268.8
Benefit expense	3,359.9	(5.3)	3,354.6	4,187.4	(11.8)	4,175.6	7,530.2
Selling, general and administrative expense:
Selling expense	—	111.0	111.0	217.1	—	217.1	328.1
General and administrative expense	778.1	(124.1)	654.0	725.7	14.9	740.6	1,394.6

Total selling, general and administrative expense	778.1	(13.1)	765.0	942.8	14.9	957.7	1,722.7
Cost of drugs	—	19.8	19.8	—	45.7	45.7	65.5
Interest expense	32.3	—	32.3	12.2	—	12.2	44.5
Amortization of other intangible assets	11.2	—	11.2	—	11.8	11.8	23.0
Other expenses	—	—	—	11.7	(11.7)	—	—

Total expense	4,181.5	1.4	4,182.9	5,154.1	48.9	5,203.0	9,385.9

Income before income taxes	392.6	(1.7)	390.9	492.0	—	492.0	882.9
Income taxes	95.9	(0.6)	95.3	196.8	—	196.8	292.1
Minority interest	1.1	(1.1)	—	—	—	—	—

Net income	$295.6	$—	$295.6	$295.2	$—	$295.2	$590.8

Benefit expense ratio [2]	82.1%	—	82.0%	79.7%	—	79.5%	80.6%
Selling, general and administrative expense ratio [3]	17.4%	—	17.1%	16.9%	—	17.1%	17.1%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

III.	Membership—March 31, 2005 Compared to March 31, 2004

Our medical membership includes six different customer types: Large Group, Individual and Small Group, National Accounts, BlueCard Host, Senior and State Sponsored.

•	Large Group generally consists of those employer customers with 51 to 4,999 employees eligible to participate as a member in one of our health plans. Large Group also includes members in the Federal Employee Program, or FEP, which provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarters state.

•	BlueCard Host members represent enrollees of non-owned Blue Cross and Blue Shield plans who receive health care services in our Blue Cross and Blue Shield licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

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

The following table presents our medical membership by customer type, funding arrangement and geographical region as of March 31, 2005 and 2004. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The medical membership and specialty metrics data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	March 31		Comparable Basis[2] March 31
Medical Membership	2005	2004 [1]	2004	Change	%
Customer Type	(In Thousands)
Large Group	13,146	4,766	12,681	465	4%
Individual and Small Group (ISG)	5,254	2,002	4,951	303	6

National Accounts	3,465	1,912	3,280	185	6
BlueCard	3,845	3,027	3,367	478	14

Total National	7,310	4,939	6,647	663	10
Senior	1,059	596	1,044	15	1
State Sponsored	1,752	216	1,717	35	2

Total	28,521	12,519	27,040	1,481	5%

Funding Arrangement
Self-Funded	13,852	6,978	12,822	1,030	8%
Fully-Insured	14,669	5,541	14,218	451	3

Total	28,521	12,519	27,040	1,481	5%

Regional Membership
Central [3]	10,755	5,981	10,336	419	4%
West	9,008	1,108	8,376	632	8
Southeast	6,149	2,777	5,872	277	5
Northeast	2,609	2,653	2,456	153	6

Total	28,521	12,519	27,040	1,481	5%

Specialty Metrics
PBM Prescription Volume [4]	83,669	27,780	85,205	(1,536)	(2)%
Behavioral Health Membership	12,280	3,449	11,240	1,040	9
Life and Disability Membership	6,081	2,141	5,074	1,007	20
Dental Membership	5,267	2,320	5,030	237	5
Vision Membership	785	626	633	152	24

[1]	Represents the former Anthem, Inc. only. Historical results have been reclassified to conform to current presentation.
[2]	“Comparable Basis” data for 2004 was calculated by adding historical data for the former WellPoint Health Networks Inc. to historical data for the former Anthem, Inc., and adjusting the combined totals to ensure a consistent approach for calculating membership and volume statistics and to eliminate overlapping BlueCard host membership.
[3]	Includes our UniCare and HealthLink membership. Also includes Wisconsin which, at December 31, 2004, was presented as a separate region.
[4]	Represents prescription volume for mail order and retail prescriptions.

During the twelve months ended March 31, 2005, total comparable medical membership increased approximately 1,481,000, or 5%, primarily in our BlueCard, Large Group and ISG businesses. Self-funded comparable medical membership increased 1,030,000, or 8%, primarily due to increases in our BlueCard, Large Group and National Accounts businesses. Fully-insured comparable membership increased by 451,000 members, or 3%, primarily in our ISG and Large Group businesses. The growth in BlueCard comparable membership, which increased 478,000 or 14%, represents increased sales by other Blue Cross and Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. Our Large Group comparable membership increased 465,000, or 4%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. ISG comparable membership increased 303,000, or 6%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our health membership. The membership of these products can also be impacted by our efforts to increase the percentage of our health members who use our specialty products.

Prescription volume at our PBM decreased 1,536,000 prescriptions on a comparable basis in 2005, or 2%, primarily due to the prior year having an extra week of volume relating to the timing of processing cutoff.

Behavioral Health comparable membership increased 1,040,000, or 9%, in 2005 primarily due to growth within our existing health lines of business. Life and Disability comparable membership increased 1,007,000, or 20%, in 2005 primarily due to strong sales, along with favorable retention of existing membership. Dental comparable membership increased 237,000, or 5%, in 2005 primarily due to increased sales, spread throughout several of our states. Vision comparable membership increased 152,000, or 24%, due to the increased integration of internal health members, as well as increased sales.

IV.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended March 31, 2005 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the merger with WHN, cost of care information as discussed below is presented as if pre-merger Anthem, Inc. and WHN were combined for all of 2004 and 2003. Accordingly, cost of care reported previously for pre-merger Anthem, Inc. is not comparable to the information presented below. Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend was under 9% for the 12 months ended March 31, 2005.

Costs for outpatient services and pharmacy continued to be the primary drivers of overall cost trends, with pharmacy trends moderating from 2004 levels. Outpatient services cost trend increases were primarily driven by higher per visit costs as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. Pharmacy benefit cost trend increases were primarily driven by price increases on existing brand drugs and, to a lesser extent, the introduction of new, higher cost drugs. Price increases on existing brand drugs have been seen particularly in those therapeutic classes of drugs designed to reduce cholesterol and anti-depressants, our two largest categories of drugs based on overall expenses.

Offsetting these unit cost increases for drugs are increased use of generic drugs and the impact of lower utilization for the COX 2 Inhibitor therapeutic class of drugs. Late in the third quarter of 2004, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. We have provided our network physicians with information regarding alternatives to VIOXX and our PBM has implemented a process to ensure appropriate usage of the COX 2 Inhibitor therapeutic class of drugs.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. In addition, we continually evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

V.	Results of Operations—Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Our consolidated results of operations for the three months ended March 31, 2005 and 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. Comparable basis information contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful comparison to the current period for certain line items (e.g., those not impacted by the merger), due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended [1] March 31				Comparable Basis [2,3] Three Months Ended March 31
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions, Except Per Share Data)
Premiums	$10,158.8	$4,088.7	148%		$9,342.0	$816.8	9%
Administrative fees	664.2	326.8	103		615.1	49.1	8
Other revenue	139.2	52.1	167		122.0	17.2	14

Total operating revenue	10,962.2	4,467.6	145		10,079.1	883.1	9
Net investment income	138.7	73.2	89		NM4	NM4	NM4
Net realized gains (losses) on investments	(1.0)	33.0	(103)		49.6	(50.6)	NM4

Total revenue	11,099.9	4,573.8	143		NM4	NM4	NM4

Benefit expense	8,255.9	3,354.6	146		7,530.2	725.7	10
Selling, general and administrative expense:
Selling expense	359.5	111.0	224		328.1	31.4	10
General and administrative expense	1,369.6	654.0	109		1,394.6	(25.0)	(2)

Total selling, general and administrative expense	1,729.1	765.0	126		1,722.7	6.4	—
Cost of drugs	73.6	19.8	272		65.5	8.1	12
Interest expense	53.2	32.3	65		NM4	NM4	NM4
Amortization of other intangible assets	59.2	11.2	429		NM4	NM4	NM4

Total expense	10,171.0	4,182.9	143		NM4	NM4	NM4

Income before income taxes	928.9	390.9	138		NM4	NM4	NM4

Income taxes	317.2	95.3	233		NM4	NM4	NM4

Net income	$611.7	$295.6	107%		NM4	NM4	NM4

Average diluted shares outstanding (in millions) [5]	621.6	284.8	118%		NM4	NM3	NM4
Diluted net income per share[5]	$0.98	$1.04	(6)		NM4	NM3	NM4

Benefit expense ratio [6]	81.3%	82.0%	(70	) bp7	80.6%		70 bp7
Selling, general and administrative expense ratio [8]	15.8%	17.1%	(130	) bp7	17.1%		(130) bp7
Income before income taxes as a percentage of total revenue	8.4%	8.5%	(10	) bp7	NM4		NM4
Net income as a percentage of total revenue	5.5%	6.5%	(100	) bp7	NM4		NM4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2005 include operations of the former WellPoint Health Networks Inc. Financial results for 2004 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	See “Significant Transactions” for additional comparable basis information.
[3]	For certain line items impacted by the merger, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Share and per share data for each period presented reflects the two-for-one stock split which was approved by the Board of Directors on April 25, 2005.
[6]	Benefit expense ratio = Benefit expense ÷ Premiums.
[7]	bp = basis point; one hundred basis points = 1%.

[8]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $6,070.1 million, or 148%, to $10,158.8 million in 2005. On a comparable basis, premiums increased $816.8 million, or 9%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses. Our commercial premium yield slightly exceeded total cost trend, where total cost trend included medical costs and selling, general and administrative expense. Our commercial premium yield is net of buy-downs for our fully-insured Large Group and ISG businesses, and is based on the rolling twelve months ended March 31, 2005, including the business of pre-merger WHN for all periods.

Administrative fees increased $337.4 million, or 103%, to $664.2 million in 2005. On a comparable basis, administrative fees increased $49.1 million, or 8%, primarily due to increased self-funded membership in our National and Large Group businesses. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts in our National Accounts and Large Group businesses.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM, which provides its services to members of our Health Care segment and third party clients. Other revenue increased $87.1 million, or 167%, to $139.2 million in 2005. On a comparable basis, other revenue increased $17.2 million, or 14%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $65.5 million, or 89%, to $138.7 million in 2005 primarily resulting from invested assets acquired with the WHN merger and from growth in invested assets from reinvestment of cash generated from operations, partially offset by the liquidation of invested assets to fund the cash portion of the WHN merger.

A summary of our net realized gains (losses) on investments for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31
	2005	2004 [1]	$ Change
	($ in Millions)
Net realized gains (losses) from the sale of fixed maturity securities	$(2.1)	$33.4	$(35.5)
Net realized gains from the sale of equity securities	0.4	0.4	—
Other-than-temporary impairments	(0.1)	(0.8)	0.7
Other gains	0.8	—	0.8

Net realized gains (losses) on investments	$(1.0)	$33.0	$(34.0)

1 Represents the former Anthem, Inc. only.

During 2004, we reallocated securities in our fixed maturity portfolio, primarily to optimize after-tax income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the three months ended March 31, 2004.

Benefit expense increased $4,901.3 million, or 146%, to $8,255.9 million in 2005. On a comparable basis, benefit expense increased $725.7 million, or 10%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient services and drug costs. On a comparable basis, our benefit expense ratio increased 70 basis points from 80.6% in 2004 to 81.3% in 2005, reflecting expected increases from the pricing impacts of lower administrative expenses, mix of business and the natural increase in claims costs from Individual and Small Group accounts written over several prior periods.

Selling, general and administrative expense increased $964.1 million, or 126%, to $1,729.1 million in 2005. On a comparable basis, selling, general and administrative expense increased $6.4 million, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business. On a comparable basis, our selling, general and administrative expense ratio decreased 130 basis points to 15.8% in 2005, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues.

Cost of drugs increased $53.8 million, or 272%, to $73.6 million in 2005. On a comparable basis, cost of drugs increased $8.1 million, or 12%, primarily due to higher mail-order prescription volume at our PBM.

Interest expense increased $20.9 million, or 65%, to $53.2 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities.

Amortization of other intangible assets increased $48.0 million, or 429%, to $59.2 million in 2005, primarily due to additional amortization expense related to identifiable intangible assets resulting from the WHN merger.

Income tax expense increased $221.9 million to $317.2 million in 2005. Included in 2005 was $28.4 million in tax benefits associated with a ruling by the Congressional Joint Committee on Taxation, allowing the deductibility of certain capital losses on the sale of certain subsidiaries, which occurred in 1997 and 1998. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool.

Our net income as a percentage of total revenue decreased 100 basis points, from 6.5% in 2004 to 5.5%, in 2005. This metric was significantly influenced by the $28.4 million in tax benefits in 2005 and the $44.8 million in tax benefits in 2004, which are mentioned above. The metric was also influenced by the change in our net realized gains (losses) on investments, which were $(1.0) million in 2005 and $33.0 million in 2004.

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure About Segments of an Enterprise and Related Information. In connection with the WHN merger and related organizational changes, we evaluated FAS 131 criteria and determined our reportable segments to be Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 7 to our unaudited consolidated financial statements for the three months ended March 31, 2005 included in this Form 10-Q. The discussions of segment results for the three months ended March 31, 2005 and 2004 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our segments’ summarized historical results of operations for the pre-merger companies and “comparable basis” information for the three months ended March 31, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. Comparable basis information contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended March 31, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis[1]
Operating Revenue
Health Care	$4,334.0	$(7.4)	$4,326.6	$5,327.6	$(35.8)	$5,291.8	$9,618.4
Specialty	254.1	—	254.1	232.5	134.4	366.9	621.0
Other	(120.2)	7.1	(113.1)	2.4	(49.6)	(47.2)	(160.3)

Total operating revenue	4,467.9	(0.3)	4,467.6	5,562.5	49.0	5,611.5	10,079.1

Operating Gain (Loss)
Health Care	323.5	(0.9)	322.6	403.7	(1.4)	402.3	724.9
Specialty	17.1	—	17.1	48.6	0.2	48.8	65.9
Other	(10.7)	(0.8)	(11.5)	(20.0)	1.4	(18.6)	(30.1)

[1]	See “Significant Transactions” for additional comparable basis information.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31			Comparable Basis Three Months Ended March 31
	2005	2004	% Change	2004	$ Change	% Change
			($ in Millions)
Operating revenue	$10,476.4	$4,326.6	142%	$9,618.4	$858.0	9%
Operating gain	$860.6	$322.6	167%	$724.9	$135.7	19%
Operating margin	8.2%	7.5%	70 bp	7.5%		70 bp

Operating revenue increased $6,149.8 million to $10,476.4 million in 2005. On a comparable basis, operating revenue increased $858.0 million, or 9%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Operating gain increased $538.0 million to $860.6 million in 2005. On a comparable basis, operating gain increased $135.7 million, or 19%, primarily due to membership growth and expansion of our operating margin, reflecting efficiencies in the management of our administrative cost structure.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31			Comparable Basis Three Months Ended March 31
	2005	2004	% Change	2004	$ Change	% Change
	($ in Millions)
Operating revenue	$695.4	$254.1	174%	$621.0	$74.4	12%
Operating gain	$91.7	$17.1	436%	$65.9	$25.8	39%
Operating margin	13.2%	6.7%	650 bp	10.6%		260 bp

Operating revenue increased $441.3 million to $695.4 million in 2005. On a comparable basis, operating revenue increased $74.4 million, or 12%, primarily due to increased mail-order prescription volume and increased wholesale drug costs, which are passed through to customers of our PBM. The increased mail-order prescription volume resulted from additional utilization of our PBM’s mail-order pharmacy option as a result of existing members switching to mail order along with new membership.

Operating gain increased $74.6 million to $91.7 million in 2005. On a comparable basis, operating gain increased $25.8 million, or 39%, primarily due to growth in our PBM operations, as well as increased earnings in our behavioral health and workers’ compensation businesses.

Other

Our summarized results of operations for our Other segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31			Comparable Basis Three Months Ended March 31
	2005	2004	% Change	2004	$ Change	% Change
Operating revenue from external customers	$102.6	$51.7	98%	$96.9	$5.7	6%
Elimination of intersegment revenues	(312.2)	(164.8)	89%	(257.2)	(55.0)	21%

Total operating revenue	(209.6)	(113.1)	85%	(160.3)	(49.3)	31%
Operating loss	$(48.7)	$(11.5)	323%	$(30.1)	$(18.6)	62%

Operating revenue from external customers increased $50.9 million to $102.6 million in 2005. On a comparable basis, operating revenue from external customers increased $5.7 million, or 6%, primarily due to an increase in revenues from our direct sales operations. On a comparable basis, elimination of intersegment revenues increased $55.0 million, or 21%, reflecting additional sales by our PBM to our Health Care segment.

Operating loss increased $37.2 million to $(48.7) million in 2005. On a comparable basis, operating loss increased $18.6 million, or 62%, primarily due to increased incentive compensation expense in 2005. These expenses were partially offset by charitable contributions made in 2004, which did not recur in 2005.

VI.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2005, this liability was $4,349.8 million and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and received but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months, the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.

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

We regularly review our assumptions regarding claims liabilities and make adjustments to benefit expense when necessary. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior year development is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our March 31, 2005 medical claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$673.0	(3)%	$(161.0)
(2)%	437.0	(2)%	(108.0)
(1)%	213.0	(1)%	(54.0)
1%	(203.0)	1%	54.0
2%	(398.0)	2%	108.0
3%	(584.0)	3%	161.0

1 Assumes (decrease) increase in the completion factors for the most recent four months

2 Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our March 31, 2005 estimated medical claims liability and the actual claims paid, net income for the three months ended March 31, 2005 would increase or decrease by $28.3 million while basic and diluted net income per share would increase or decrease by $0.05 per basic and diluted share, adjusted for the two-for-one stock split approved by the Board of Directors on April 25, 2005.

Note 10 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current benefit expense. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2005, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we will provide this information in our second and third quarter filings.

Income Taxes

We account for income taxes in accordance with FAS 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in determining an appropriate valuation allowance.

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

■	the types of temporary differences that created the deferred tax asset;
■	the amount of taxes paid in prior periods and available for a carry-back claim;
■	the forecasted future taxable income and therefore likely future deduction of the deferred tax item; and
■	any significant other issues impacting the likely realization of the benefit of the temporary differences.

A refund claim filed in 2003 was recently reviewed and approved by the Congressional Joint Committee on Taxation. The claim related to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. Accordingly, a tax benefit of $28.4 million or $0.05 per basic and diluted share was recorded in the three months ended March 31, 2005 related to this refund claim. The per share amounts have been adjusted for the two-for-one split approved on April 25, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.16 per basic and diluted share, for the three months ended March 31, 2004, adjusted for the two-for-one stock split. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards; therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional tax liability for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of March 31, 2005, the Internal Revenue Service continues its examination of two of our five open tax years. Various examinations also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2005 was $9,775.6 million and other intangible assets were $8,138.1 million. The sum of goodwill and intangible assets represents 44% of our total consolidated assets and 90% of our consolidated shareholders’ equity at March 31, 2005.

We follow FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Goodwill and other intangible assets are tested for impairment more frequently if other factors are noted. These factors include significant changes in membership or significant changes in provider or hospital network contracts. We completed our annual impairment test of existing goodwill and other intangible assets (with indefinite lives) for the year ended December 31, 2004 during the fourth quarter of 2004. Based upon this test, we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

On November 30, 2004, we acquired WHN. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $7,579.6 million of non-tax deductible goodwill and $7,046.0 million of identifiable intangible assets. During the quarter ended March 31, 2005, adjustments to goodwill and other intangible assets resulted primarily from refinements to third party valuations of certain intangible assets, adjustments to change in control liabilities and accounting for the tax benefit related to the exercise of stock options. The purchase price allocation is preliminary and additional refinements may occur through the allocation period.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles (with indefinite lives). Such assumptions include the discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. If we are unable to support a fair value estimate in future annual goodwill impairment tests or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 4 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

Investments

Investment securities were $14,275.7 million at March 31, 2005 and represented 35% of our total consolidated assets at March 31, 2005. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our available-for-sale portfolio, with the exception of certain securities held for contractual or regulatory purposes, are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

In addition to current available-for-sale investment securities, we held long-term investments of $739.8 million, or 2% of total consolidated assets, at March 31, 2005. These long-term investments consist primarily of restricted assets, certain equity securities and other investments, including investments on deposit with regulatory agencies. Due to their restricted nature, these investments are classified as long-term without regard to contractual maturity dates.

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

Management believes it has adequately reviewed the Company’s investment securities for impairment and that they are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income.

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

For additional information, see “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our measurement dates, our weighted average expected rate of return on plan assets was 8.16% (consistent with 8.00% for 2004 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement dates. At our last measurement dates, the weighted average discount rate for all plans is 5.83%, which was developed using a benchmark rate of the Moody’s Aa Corporate Bonds index. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87, Employers Accounting for Pensions.

In managing the plans assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk.

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

At March 31, 2005, our consolidated net prepaid pension asset was $187.9 million. For the year ending December 31, 2005, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the three months ended March 31, 2005 and 2004, we recognized consolidated pretax pension expense of $11.4 million and $9.8 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $381.2 million at March 31, 2005.

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

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB

25”), and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of FAS 123R, pro forma disclosure is no longer an alternative. FAS 123R will be effective for us no later than January 1, 2006. Our implementation of FAS 123R is in process, however we expect that the impact of FAS 123R in 2006 will reduce earnings by approximately 3% to 5% given our current stock-based compensation programs. See Note 3 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for our current disclosures of pro forma stock compensation expense.

There were no other new accounting pronouncements issued during 2005 that had a material impact on our financial position, operating results or disclosures.

VII.	Liquidity and Capital Resources

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long term borrowings, capital expenditures and repurchase of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

We manage our cash, investments and capital structure to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor cash flows to better enable investment and financing activities within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest the cash that exceeds our near term obligations in longer term marketable fixed maturity securities to improve our overall investment income returns. Our investment strategy is to maximize the total return of the portfolio subject to insurance statutes and other regulatory requirements and to preserve our asset base. Our investments are generally available for sale to meet liquidity and other needs. Excess capital is paid annually in the form of dividends by subsidiaries to their respective parent companies for general corporate use, as permitted by applicable regulations.

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have a $2.0 billion commercial paper program supported by $2.5 billion of revolving credit facilities, which provides us with further operating and financial flexibility.

Liquidity—Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

During the three months ended March 31, 2005, net cash flow provided by operating activities was $710.5 million, compared to $310.6 million for the three months ended March 31, 2004, an increase of $399.9 million. This increase resulted from improved net income, primarily from the impact of the merger with WHN, partially offset by higher incentive payments and the funding of $50.0 million of merger-related undertakings in California.

Net cash flow used in investing activities was $850.6 million in 2005, compared to $119.0 million of cash used in 2004. The table below outlines the changes in cash flow used in investing activities between the two periods (in millions):

Increase in net purchases of investments	$610.3
Increase in net purchases of subsidiaries	110.3
Increase in net purchases of property and equipment	11.0

Total increase in cash used in investing activities	$731.6

Net cash flow provided by financing activities was $173.8 million in 2005 compared to cash provided by financing activities of $30.2 million in 2004. The table below outlines the changes in cash flow used in financing activities between the two periods (in millions):

Increase in proceeds from exercise of stock options and employee stock purchase plan	$226.6
Increase in repurchases of common stock	(88.5)
Net increase in proceeds from commercial paper borrowings	5.5

Total increase in cash provided by financing activities	$143.6

Financial Condition

We continue to maintain a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $16.5 billion at March 31, 2005. Since December 31, 2004, total cash, cash equivalents and investments, including long-term investments, increased by $714.2 million primarily from cash flow from operations resulting from our net income, which included the impact of our merger with WHN.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Also, in connection with the WHN merger, the Company and certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance that contained various commitments, including a remaining commitment to provide $11.5 million of support for health benefit programs in Georgia. Additional undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At March 31, 2005, we held at the parent company approximately $118.0 million of our consolidated $15.8 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 18.1% as of March 31, 2005 and 18.5% as of December 31, 2004.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On November 19, 2004, we entered into new senior revolving credit facilities with our lenders. The new facilities include a $1,000.0 million facility, which expires on November 29, 2005, and a $1,500.0 million facility, which will mature on November 30, 2009. These facilities replaced our $600.0 million revolving credit facility, which was set to mature on June 28, 2005, and the $400.0 million revolving facility, which would have matured on November 5, 2006. Our ability to borrow under these new facilities is subject to compliance with certain covenants. As of March 31, 2005, there were no amounts outstanding under these facilities and we were in compliance with all covenants. These revolving credit facilities support our commercial paper program described in the next paragraph. Any borrowings under the commercial paper program will reduce the availability under the revolving credit facilities.

Effective upon the merger with WHN, the board of directors authorized an increase in our commercial paper program from $1.0 billion to $2.0 billion. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were $798.7 million of borrowings outstanding under this commercial paper program as of March 31, 2005.

On December 18, 2002, we filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of March 31, 2005, WellPoint had $800.0 million of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating at least $1.2 billion of dividends to be paid to the parent company during 2005.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that would have expired in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2003 and 2004, the Company repurchased $299.5 million of shares under this program. On October 25, 2004, the Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date until February 2006. We purchased approximately 0.7 million shares during the three months ended March 31, 2005, at a cost of $88.5 million. As of March 31, 2005, we had $612.0 million of authorization remaining under this program.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. For the year ending December 31, 2005, no required contributions under ERISA are expected. We may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2004, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

This document contains certain forward-looking information about WellPoint, Inc. (“WellPoint”), name changed from Anthem, Inc. effective November 30, 2004, that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by WellPoint and WellPoint Health Networks Inc. (“WHN”); trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation targeted at health benefits companies; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies in the WHN merger within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; our ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction and the value of the transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. WellPoint does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in WellPoint’s and WHN’s various SEC reports, including, but not limited to WellPoint’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2004. For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934.

The Company continues to integrate processes following the November 30, 2004 acquisition of WHN. Other than the impact of the acquisition of WHN, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
January 1, 2005 to January 31, 2005	–	$–	–	$700.5
February 1, 2005 to February 28, 2005	204,100	118.96	204,100	676.2
March 1, 2005 to March 31, 2005	800,789	123.24	518,700	612.0

Total	1,004,889	$122.37	722,800	$612.0

(1)	Total number of shares purchased includes 282,089 shares delivered to or withheld by the Company in connection with stock-for-stock option exercises and employee payroll tax withholding upon exercise of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

(2)	Represents the number of shares repurchased through our repurchase program initially announced on February 2, 2003. The Company’s Board of Directors initially authorized repurchase of up to $500.0 million under the program, which was to expire in February 2005. During 2003 and 2004, the Company repurchased $299.5 million of shares under this program. On October 27, 2004, the Company announced that its Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date to February 2006. During the three months ended March 31, 2005, the Company repurchased $88.5 million of shares. Remaining authorization under the program is $612.0 million as of March 31, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

On May 4, 2005, the Company publicly announced that:

(a)	effective March 16, 2005, Wayne S. DeVeydt was appointed Senior Vice President and Chief Accounting Officer of the Company. Until that time, David C. Colby served as Chief Accounting Officer. Effective March 16, 2005, Mr. Colby is Executive Vice President and Chief Financial Officer.

Prior to joining the Company, Mr. DeVeydt served with PricewaterhouseCoopers LLP in many roles since 1996, including most recently as the lead engagement partner for a number of large, national managed care and insurance companies including WHN.

(b)	on May 3, 2005, the Company entered into a definitive agreement to acquire Lumenos. Inc. (“Lumenos”), a market leader in consumer directed health programs. Pursuant to the agreement, the stockholders of Lumenos will receive approximately $185.0 million in cash. Consummation of the acquisition is subject to customary closing conditions and regulatory approvals and is expected to be completed during the second quarter 2005.

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

WELLPOINT, INC.
Registrant

Date: May 4, 2005	By:	/s/ DAVID C. COLBY
David C. Colby Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 4, 2005	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Document

3.1		Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2		By-Laws of the Company, amended and restated effective November 30, 2004, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.23 *	(h)	Eight Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective December 3, 2004.

	(i)	Ninth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective March 28, 2005.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plans or arrangements.