Form 10-Q
period 2005-06-30
WELLPOINT INC
filed 2005-07-27
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 20, 2005
Common Stock, $0.01 par value	613,618,143 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Investments available-for-sale, at fair value
Fixed maturity securities (amortized cost of $13,242.4 and $12,286.7)	$13,322.2	$12,413.7
Equity securities (cost of $1,216.7 and $1,089.3)	1,341.8	1,173.2
Cash and cash equivalents	1,953.3	1,457.2
Premium and self-funded receivables	1,702.0	1,574.6
Other receivables	1,298.3	876.4
Securities lending collateral	735.8	658.5
Deferred tax assets, net	302.7	434.0
Other current assets	800.7	769.9

Total current assets	21,456.8	19,357.5
Long-term investments	711.1	748.1
Property and equipment	999.6	1,045.2
Goodwill	10,044.6	10,017.9
Other intangible assets	8,122.2	8,211.6
Other noncurrent assets	357.0	358.1

Total assets	$41,691.3	$39,738.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,302.9	$4,202.0
Reserves for future policy benefits	137.2	145.0
Other policyholder liabilities	1,219.9	1,209.5

Total policy liabilities	5,660.0	5,556.5
Unearned income	1,052.8	1,046.6
Accounts payable and accrued expenses	1,946.0	2,222.1
Income taxes payable	568.4	418.8
Security trades pending payable	1,008.3	84.4
Securities lending payable	735.8	658.5
Current portion of long-term debt	612.7	150.3
Other current liabilities	1,198.0	1,433.4

Total current liabilities	12,782.0	11,570.6
Long-term debt	4,009.8	4,276.7
Reserves for future policy benefits, noncurrent	734.0	727.2
Deferred income taxes	2,571.3	2,596.4
Other noncurrent liabilities	1,042.5	1,108.5

Total liabilities	21,139.6	20,279.4

Commitments and contingencies – Note 11

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 2005, 613,299,822; 2004, 302,626,708	6.1	3.0
Additional paid in capital	17,654.0	17,433.6
Retained earnings	2,880.9	1,960.1
Unearned stock compensation	(119.1)	(83.5)
Accumulated other comprehensive income	129.8	145.8

Total shareholders’ equity	20,551.7	19,459.0

Total liabilities and shareholders’ equity	$41,691.3	$39,738.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Premiums	$10,332.9	$4,150.9	$20,491.7	$8,239.6
Administrative fees	667.8	331.5	1,332.0	658.3
Other revenue	135.9	53.3	275.1	105.4

Total operating revenue	11,136.6	4,535.7	22,098.8	9,003.3
Net investment income	159.8	70.7	298.5	143.9
Net realized gains on investments	2.8	1.5	1.8	34.5

Total revenues	11,299.2	4,607.9	22,399.1	9,181.7

Expenses
Benefit expense	8,379.8	3,394.1	16,635.7	6,748.7
Selling, general and administrative expense
Selling expense	367.6	112.1	727.1	223.1
General and administrative expense	1,465.3	677.6	2,834.9	1,331.6

Total selling, general and administrative expense	1,832.9	789.7	3,562.0	1,554.7
Cost of drugs	71.1	18.1	144.7	37.9
Interest expense	58.9	32.2	112.1	64.5
Amortization of other intangible assets	59.9	11.2	119.1	22.4

Total expenses	10,402.6	4,245.3	20,573.6	8,428.2

Income before income taxes	896.6	362.6	1,825.5	753.5

Income taxes	337.2	124.7	654.4	220.0

Net income	$559.4	$237.9	$1,171.1	$533.5

Net income per share (1)
Basic	$0.92	$0.86	$1.92	$1.93

Diluted	$0.90	$0.83	$1.88	$1.87

(1) Per share data for each period presented reflects the two-for-one stock split which was approved by the Board of Directors on April 25, 2005. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005.

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In Millions)	Common Stock		Additional Paid in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2004	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	1,171.1	–	–	1,171.1
Change in net unrealized losses on investments	–	–	–	–	–	(16.0)	(16.0)

Comprehensive income							1,155.1
Repurchase and retirement of common stock	(3.9)	–	(146.6)	(186.8)	–	–	(333.4)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercises and restricted stock amortization	7.6	–	367.0	(60.4)	(35.6)	–	271.0
Two-for-one stock split	307.0	3.1	–	(3.1)	–	–	–

Balance at June 30, 2005	613.3	$6.1	$17,654.0	$2,880.9	$(119.1)	$129.8	$20,551.7

Balance at December 31, 2003	137.6	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

Net income	–	–	–	533.5	–	–	533.5
Change in net unrealized losses on investments	–	–	–	–	–	(112.5)	(112.5)
Change in unrealized gains on cash flow hedge	–	–	–	–	–	20.8	20.8

Comprehensive income							441.8
Issuance of common stock for stock incentive plan and employee stock purchase plan	1.8	–	120.6	–	0.8	–	121.4

Balance at June 30, 2004	139.4	$1.4	$4,829.3	$1,687.8	$(2.4)	$47.0	$6,563.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In Millions)	2005	2004

Operating activities
Net income	$1,171.1	$533.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(1.8)	(34.5)
Depreciation and amortization, net of accretion	320.5	121.5
Deferred income taxes	(45.0)	(16.6)
Loss on sale of assets	0.2	–
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(93.4)	(40.7)
Other assets	(48.8)	(23.8)
Policy liabilities	110.3	5.5
Unearned income	6.0	(26.4)
Accounts payable and accrued expenses	(91.1)	(100.3)
Other liabilities	(253.0)	(76.0)
Income taxes	289.6	(62.1)

Net cash provided by operating activities	1,364.6	280.1

Investing activities
Purchases of investments	(10,316.8)	(3,075.7)
Sales or maturities of investments	9,687.9	3,431.2
Purchases of subsidiaries, net of cash acquired	(312.6)	–
Proceeds from sale of property and equipment	6.7	0.2
Purchases of property and equipment	(85.6)	(52.6)

Net cash (used in) provided by investing activities	(1,020.4)	303.1

Financing activities
Net proceeds from commercial paper borrowings	202.4	–
Repurchase and retirement of common stock	(333.4)	–
Proceeds from sale of put options	1.1	–
Proceeds from exercise of stock options and employee stock purchase plan	281.8	42.7

Net cash provided by financing activities	151.9	42.7

Change in cash and cash equivalents	496.1	625.9
Cash and cash equivalents at beginning of period	1,457.2	464.5

Cash and cash equivalents at end of period	$1,953.3	$1,090.4

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

(Dollars in Millions, Except Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. (“Anthem”) effective November 30, 2004, is the largest publicly traded commercial health benefits company in terms of membership in the United States, serving more than 28.8 million members as of June 30, 2005. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance benefits, dental, vision, behavioral health benefits, workers’ compensation and long-term care insurance. The Company has licenses in all 50 states.

WellPoint is an independent licensee of the Blue Cross Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serves its members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. WellPoint also serves customers throughout various parts of the United States as HealthLink and UniCare.

On November 30, 2004, Anthem and WellPoint Health Networks Inc. (“WHN”) completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc. In addition, the ticker symbol for Anthem’s common stock listed on the New York Stock Exchange was changed to “WLP”. WHN’s operating results are included in WellPoint’s consolidated financial statements for the periods following November 30, 2004.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six month periods ended June 30, 2005 and 2004 have been recorded. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 included in WellPoint’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of the Company’s common stock for all periods presented have been adjusted to reflect this two-for-one stock split.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Business Combinations

On June 9, 2005, the Company completed its acquisition of Lumenos, Inc. (“Lumenos”), a market leader in consumer-driven health programs. The total consideration for the acquisition was approximately $185.0 in cash paid to the stockholders of Lumenos. The acquisition was accounted for using the purchase method of accounting, and was effective June 1, 2005 for accounting purposes. Accordingly, the results of operations for Lumenos are included in the Company’s consolidated financial statements for periods following June 1, 2005. In accordance with Financial Accounting Standards (“FAS”) No. 141, Business Combinations, the purchase price was allocated to the fair value of Lumenos assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired resulted in non-tax deductible goodwill. The purchase price allocation is preliminary and additional refinements will occur, including the completion of final third-party valuations of certain intangible assets. The pro forma effects of this acquisition are not material to the Company’s consolidated results of operations.

4.  Capital Stock

Stock Repurchase Program

On January 27, 2003, the Board of Directors authorized the repurchase of up to $500.0 of common stock under a program that was to expire in February 2005. On October 25, 2004, the Board of Directors authorized an increase of $500.0 to the program and extended the expiration date until February 2006. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended June 30, 2005, the Company repurchased and retired approximately 3.7 million shares at an average price of $66.36, for an aggregate cost of $244.9. During the six months ended June 30, 2005, the Company repurchased and retired approximately 5.1 million shares at an average share price of $64.92, for an aggregate cost of $333.4. The Company did not repurchase any shares during the three or six months ended June 30, 2004. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid in capital and retained earnings. As of June 30, 2005, $367.1 remained authorized for future repurchases.

During the three months ended June 30, 2005, the Company sold put options to independent third parties that would have required the Company to purchase 1.0 million shares of its common stock if exercised. All of these put options expired unexercised prior to June 30, 2005 and the Company recorded $1.1 as net realized gains on investments.

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

For the six months ended June 30, 2005, approximately 12.0 million stock options were exercised, at an average exercise price of $31.87 per share, pursuant to the Stock Plan, the former Trigon Healthcare, Inc. stock plans and the former WHN stock plans, for aggregate total proceeds to the Company of $383.5. For the six months ended June 30, 2004, approximately 1.8 million stock options were exercised, with total proceeds to the

Company of $30.5. The tax benefit resulting from the exercise of WellPoint stock options converted from former WHN and Trigon Healthcare, Inc. stock options as part of the respective acquisitions is recorded as an adjustment to goodwill.

During the six months ended June 30, 2005, the Company granted stock options to purchase approximately 8.0 million shares to certain eligible employees and approximately 1.7 million shares to former WHN employees under a stock-for-stock option exercise program. The weighted average exercise price of these options was $63.59 per share, the fair value of the Company’s common stock on the grant dates. The stock-for-stock options vest immediately pursuant to the former WHN plan. During the six months ended June 30, 2004, the Company granted stock options to purchase approximately 4.0 million shares to certain eligible employees. The weighted average exercise price of these options was $44.18 per share, the fair value of Anthem’s common stock on the grant date.

During the six months ended June 30, 2005, the Company granted approximately 1.9 million shares of common stock, including approximately 0.7 million shares of common stock under the former WHN incentive plan and approximately 1.2 million shares of restricted common stock, at the fair value of WellPoint’s common stock on the grant dates. During the six months ended June 30, 2004, the Company granted approximately 1.6 million shares of common stock, including 1.4 million shares of restricted stock and 0.2 million of common stock under the Company’s 2001 Long Term Incentive Plan. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of WellPoint’s common stock at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense generally over the vesting period. Compensation expense related to vesting of stock awards was $20.6 and $36.3 for the three and six months ended June 30, 2005, respectively. Compensation expense related to vesting of stock awards for the three and six months ended June 30, 2004 was $0.6 and $1.2, respectively.

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

Employee Stock Purchase Plan

For the six months ended June 30, 2005, employee purchases under the Employee Stock Purchase Plan were approximately 0.6 million shares, for a total purchase amount of $30.2. For the six months ended June 30, 2004, total shares purchased were approximately 0.4 million shares, for a total purchase amount of $12.2.

Pro Forma Disclosure

The Company continues to account for its stock-based compensation using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, does not recognize compensation expense related to stock options and employee stock purchases. The Company has adopted the disclosure requirements of FAS No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

The Company has historically used a Black-Scholes option pricing model to estimate the fair value of stock options. On January 1, 2005, the Company began using a binomial lattice valuation model to estimate the fair value of all future stock options granted, if any.

The Company’s pro forma information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Reported net income	$559.4	$237.9	$1,171.1	$533.5
Add: Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	13.4	0.4	23.6	0.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(56.3)	(7.8)	(84.2)	(14.1)

Pro forma net income	$516.5	$230.5	$1,110.5	$520.2

Earnings per share:
Basic – as reported	$0.92	$0.86	$1.92	$1.93
Basic – pro forma	0.85	0.83	1.82	1.88

Diluted – as reported	$0.90	$0.83	$1.88	$1.87
Diluted – pro forma	0.83	0.81	1.79	1.83

In December 2004, the Financial Accounting Standards Board issued FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under APB 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Further, FAS 123R requires companies to recognize compensation expense over a period from the grant date to the date an employee first becomes eligible to receive the award. WellPoint’s policy is to recognize compensation expense over the explicit vesting period of the awards granted. The difference between the Company’s current stock compensation expense recognition policy and the requirements of FAS 123R is not material to compensation expense or results of operations for the three and six months ended June 30, 2005 and 2004. Finally, upon adoption of FAS 123R, pro forma disclosure is no longer an alternative. FAS 123R will be effective for the Company no later than January 1, 2006 and implementation is in process.

5.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2005	2004	2005	2004
Denominator for basic earnings per share – weighted average shares	610.6	277.0	608.6	276.4
Effect of dilutive securities:
Employee and director stock options and unvested restricted stock awards	14.2	4.0	14.6	3.3
Shares to be contingently issued under the Company’s 2001 Long Term Incentive Plan	–	–	–	0.8
Incremental shares from conversion of Equity Security Unit purchase contracts	–	5.3	–	5.1

Denominator for diluted earnings per share	624.8	286.3	623.2	285.6

6.  Income Taxes

During the first quarter of 2005, a refund claim filed by the Company in 2003, was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.05 for the six months ended June 30, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, the Company recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, for the first quarter of 2004. Net income per basic and diluted share was $0.16 for the six months ended June 30, 2004, relating to the impact of this legislation. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

7.  Hedging Activity

Fair Value Hedges

During the three and six months ended June 30, 2005, the Company entered into two fair value hedges with a total notional value of $440.0. The first hedge is a $240.0 notional amount interest rate swap agreement to exchange a fixed 6.8% rate for a LIBOR-based floating rate and expires August 1, 2012. The second hedge is a $200.0 notional amount interest rate swap agreement to exchange a fixed 5.00% rate for LIBOR-based floating rate and expires December 15, 2014.

On December 13, 2004, the Company entered into a $300.0 notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. The swap agreement expires on December 14, 2007.

For the three and six months ended June 30, 2005, the Company recognized $0.3 and $0.7 of income from these swap agreements, which was recorded as a reduction of interest expense. As of June 30, 2005, the

Company recognized a derivative liability of $1.1 for these swap agreements, which was recorded as a current liability.

Cash Flow Hedges

During the three and six months ended June 30, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $320.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of our variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the three and six months ended June 30, 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at June 30, 2005. The fair value of the hedge was $0.6 million at June 30, 2005 and is recorded in other current assets.

During 2004, the Company entered into forward starting pay fixed swaps and treasury lock swaps with an aggregate notional amount of $2,000.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the expected issuance of debt securities to be used to partially fund the cash portion of the WHN merger. Upon termination of these swaps in the fourth quarter of 2004, the Company received a net $15.7, the net fair value at the times of termination. The Company recorded an unrealized gain of $10.2, net of tax, as accumulated other comprehensive income. Prior to the WHN merger, the Company reclassified $0.7 ($0.5 net of tax) to net realized gains on investments for the portion of the hedges that were deemed not probable of occurring. Following the completion of the WHN merger on November 30, 2004, the Company issued the expected debt securities, and balances in accumulated other comprehensive income will be amortized into earnings, as a reduction of interest expense, over the life of the debt securities. The unamortized fair value included in accumulated comprehensive income at June 30, 2005 was $9.3. As of June 30, 2005, the total amount of amortization over the next twelve months will decrease interest expense by approximately $1.3.

8.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$14.5	$11.7	$2.3	$1.0
Interest cost	19.4	13.2	6.4	3.7
Expected return on assets	(25.9)	(17.0)	(0.7)	(0.7)
Recognized actuarial loss	4.3	3.6	0.2	0.5
Amortization of prior service cost	(0.9)	(0.9)	(1.0)	(1.6)

Net periodic benefit cost	$11.4	$10.6	$7.2	$2.9

	Six Months Ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$29.0	$23.3	$4.6	$2.0
Interest cost	38.8	26.3	12.9	7.4
Expected return on assets	(51.8)	(34.6)	(1.4)	(1.3)
Recognized actuarial loss	8.6	7.2	0.4	0.7
Amortization of prior service cost	(1.8)	(1.8)	(2.0)	(3.1)

Net periodic benefit cost	$22.8	$20.4	$14.5	$5.7

For the year ending December 31, 2005, no required contributions under ERISA are expected. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

9.  Segment Information

Financial data by reportable segment for the three and six months ended June 30, 2005 and 2004 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2005
Operating revenue from external customers	$10,649.3	$400.7	$86.6	$11,136.6
Intersegment revenues	14.5	295.2	(309.7)	–
Operating gain (loss)	785.6	92.1	(24.9)	852.8

Three Months Ended June 30, 2004
Operating revenue from external customers	4,404.0	82.0	49.7	4,535.7
Intersegment revenues	(17.1)	193.9	(176.8)	–
Operating gain (loss)	332.1	18.3	(16.6)	333.8

Six Months Ended June 30, 2005
Operating revenue from external customers	21,112.6	797.0	189.2	22,098.8
Intersegment revenues	27.6	594.3	(621.9)	–
Operating gain (loss)	1,646.2	183.8	(73.6)	1,756.4

Six Months Ended June 30, 2004
Operating revenue from external customers	8,740.7	161.2	101.4	9,003.3
Intersegment revenues	(27.2)	368.8	(341.6)	–
Operating gain (loss)	654.7	35.4	(28.1)	662.0

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Reportable segments operating revenues	$11,136.6	$4,535.7	$22,098.8	$9,003.3
Net investment income	159.8	70.7	298.5	143.9
Net realized gains on investments	2.8	1.5	1.8	34.5

Total revenues	$11,299.2	$4,607.9	$22,399.1	$9,181.7

A reconciliation of reportable segments operating gain to income before income taxes included in the consolidated statements of income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Reportable segments operating gain	$852.8	$333.8	$1,756.4	$662.0
Net investment income	159.8	70.7	298.5	143.9
Net realized gains on investments	2.8	1.5	1.8	34.5
Interest expense	(58.9)	(32.2)	(112.1)	(64.5)
Amortization of other intangible assets	(59.9)	(11.2)	(119.1)	(22.4)

Income before income taxes	$896.6	$362.6	$1,825.5	$753.5

10.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$559.4	$237.9	$1,171.1	$533.5
Change in net unrealized gains (losses) on investments	135.0	(146.9)	(16.0)	(112.5)
Change in net unrealized gains on cash flow hedges	0.2	30.4	–	20.8

Comprehensive income	$694.6	$121.4	$1,155.1	$441.8

11.  Contingencies

Multi-District Litigation

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries at the time and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective upon the November 30, 2004 merger with WHN, WHN became a wholly owned subsidiary of the Company. On September 26, 2002, Anthem was added as a defendant to the Shane Litigation.

In May 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., (the “Thomas Litigation”) several medical providers filed suit in federal district court in Miami, Florida against the BCBSA and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as the CMA Litigation and the Shane Litigation.

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane Litigation, the Thomas Litigation, and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings. A mediator was appointed by Judge Moreno and the parties have been conducting court-ordered mediation. On December 9, 2004, Judge Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005.

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain tag-along cases. Other tag-along cases remain pending.

Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0, of which $135.0 will be paid to physicians and $5.0 will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. A hearing for final approval is scheduled for December 2, 2005 in Miami, Florida. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0, or $0.10 per diluted share after tax for the three and six months ended June 30, 2005, which represents the final settlement amount of the Agreement that was not previously accrued.

Other Litigation

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area and as a direct result of the defendants’ alleged anti-competitive actions, health care in the area has suffered, namely that: there are fewer hospitals; physicians are rapidly leaving the area; medical practices are unable to hire new physicians; and, from the perspective of the public, the availability of health care has been significantly reduced. Each suit seeks class certification, compensatory damages, attorneys’ fees and injunctive relief to prevent the alleged anti-competitive behavior against the class in the future. The Company is awaiting a decision from the Ohio Supreme Court in connection with procedural motions filed by the defendants. The defendants are seeking a discretionary review with the Kentucky Supreme Court on procedural motions, and filed their petition on February 10, 2005. These suits are in the preliminary stages.

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

On November 4, 2003, in a case titled Jeffrey Solomon, D.C., et al., v. Blue Cross Blue Shield Association, et al., several chiropractors, podiatrists, a psychologist and a physical therapist, along with their professional corporations and trade associations, filed suit in federal district court in Miami, Florida against the BCBSA and Blue Cross and Blue Shield plans across the country, including the Company. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as other MDL suits. This case has been transferred to the MDL docket and is now assigned to Judge Moreno in Miami. Plaintiffs filed a motion for class certification and the defendants have filed motions to dismiss and motions to compel arbitration. All motions are currently pending before Judge Moreno.

The Company intends to vigorously defend these proceedings; however, their ultimate outcomes cannot presently be determined.

Prior to WHN’s acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

On October 28, 2003, a case titled Abrams v. WellPoint Health Networks Inc., et al., was filed in the Superior Court of Ventura County, California against WHN and its board of directors alleging that WHN’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with the Company while in possession of non-public information regarding WHN’s financial results for the third quarter of 2003. The lawsuit sought to enjoin WHN from consummating the merger with the Company, unless WHN adopted and implemented a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. On May 7, 2004, WHN and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action, in which WHN agreed to provide certain additional disclosures on several matters in the final joint proxy statement/prospectus sent to WHN’s stockholders beyond those contained in the preliminary joint proxy statement/prospectus. The settlement would also provide for the payment by WHN of $2.3 to the plaintiff’s counsel for fees and costs (subject to court approval). No part of the settlement costs will be paid by the WHN directors individually. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WHN or any of its directors. The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger. The settlement agreement was presented to the Superior Court judge assigned to the matter, on January 11, 2005. The court preliminarily approved the settlement, and scheduled a hearing to consider final approval to take place on July 7, 2005. The court approved the settlement after the July 7 hearing, but ordered additional briefing on the issue of attorneys’ fees for the plaintiff class. The court set a hearing on August 17, 2005 to determine the final fee award.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana holding company, and its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—June 30, 2005 Compared to June 30, 2004

IV.	Cost of Care

V.	Results of Operations—Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

VI.	Results of Operations—Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Overview

We are the nation’s largest publicly traded commercial health benefits company in terms of membership, providing health benefit services to more than 28.8 million members as of June 30, 2005, and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We are the Blue Cross licensee in California and a Blue Cross and Blue Shield licensee in 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country through our HealthLink and UniCare subsidiaries.

We operate in three reportable segments: Health Care, Specialty and Other. Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, senior, Medicaid and other state sponsored businesses. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Specialty segment is comprised of businesses providing pharmacy benefit management, or PBM, group life and disability insurance benefits, dental, workers’ compensation and long-term care insurance. We also provide vision and behavioral health benefits services.

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal and United Government Services; Arcus Enterprises; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Our premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Our administrative fees come from contracts where our customers are self-insured, where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn operating revenues from our Medicare processing business and from other health-related businesses, including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management companies.

Our benefit expense includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in subsequent reporting periods.

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

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our PBM companies. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM companies, mix of drugs sold, as well as cost changes, driven by prices set by pharmaceutical companies.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs, which focus on ensuring our members receive the optimal amount of medical care. Several economic factors related to health care costs, such as regulatory mandates of coverage and direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 and the MD&A included in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2005 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2005.

II.	Significant Transactions

Merger with WellPoint Health Networks Inc.

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

The historical results of operations of the pre-merger companies and “comparable basis” information for the three and six months ended June 30, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended June 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis
Premiums	$4,150.4	$0.5	$4,150.9	$5,408.0	$(4.1)	$5,403.9	$9,554.8
Administrative fees	336.3	(4.8)	331.5	303.9	(16.8)	287.1	618.6
Other revenue	45.6	7.7	53.3	—	72.8	72.8	126.1

Total operating revenue	4,532.3	3.4	4,535.7	5,711.9	51.9	5,763.8	10,299.5
Net investment income	70.7	—	70.7	68.5	0.4	68.9	139.6
Net realized gains on investments	1.5	—	1.5	—	0.1	0.1	1.6

Total revenue	4,604.5	3.4	4,607.9	5,780.4	52.4	5,832.8	10,440.7

Benefit expense	3,399.4	(5.3)	3,394.1	4,364.3	(10.8)	4,353.5	7,747.6
Selling, general and administrative expense:
Selling expense	—	112.1	112.1	223.4	—	223.4	335.5
General and administrative expense	798.5	(120.9)	677.6	670.0	12.8	682.8	1,360.4

Total selling, general and administrative expense	798.5	(8.8)	789.7	893.4	12.8	906.2	1,695.9
Cost of drugs	—	18.1	18.1	—	48.4	48.4	66.5
Interest expense	32.2	—	32.2	13.0	—	13.0	45.2
Amortization of other intangible assets	11.2	—	11.2	—	11.8	11.8	23.0
Other expenses	—	—	—	9.8	(9.8)	—	—

Total expense	4,241.3	4.0	4,245.3	5,280.5	52.4	5,332.9	9,578.2

Income before income taxes	363.2	(0.6)	362.6	499.9	—	499.9	862.5

Income taxes	124.8	(0.1)	124.7	200.0	—	200.0	324.7
Minority interest	0.5	(0.5)	—	—	—	—	—

Net income	$237.9	$—	$237.9	$299.9	$—	$299.9	$537.8

Benefit expense ratio [2]	81.9%	—	81.8%	80.7%	—	80.6%	81.1%
Selling, general and administrative expense ratio [3]	17.6%	—	17.4%	15.6%	—	15.7%	16.5%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Six Months Ended June 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis
Premiums	$8,242.2	$(2.6)	$8,239.6	$10,664.3	$(7.1)	$10,657.2	$18,896.8
Administrative fees	666.7	(8.4)	658.3	610.1	(34.7)	575.4	1,233.7
Other revenue	91.3	14.1	105.4	—	142.7	142.7	248.1

Total operating revenue	9,000.2	3.1	9,003.3	11,274.4	100.9	11,375.3	20,378.6
Net investment income	143.9	—	143.9	152.1	(16.3)	135.8	279.7
Net realized gains on investments	34.5	—	34.5	—	16.7	16.7	51.2

Total revenue	9,178.6	3.1	9,181.7	11,426.5	101.3	11,527.8	20,709.5

Benefit expense	6,759.3	(10.6)	6,748.7	8,551.7	(22.6)	8,529.1	15,277.8
Selling, general and administrative expense:
Selling expense	—	223.1	223.1	440.5	—	440.5	663.6
General and administrative expense	1,576.6	(245.0)	1,331.6	1,395.7	27.7	1,423.4	2,755.0

Total selling, general and administrative expense	1,576.6	(21.9)	1,554.7	1,836.2	27.7	1,863.9	3,418.6
Cost of drugs	—	37.9	37.9	—	94.1	94.1	132.0
Interest expense	64.5	—	64.5	25.2	—	25.2	89.7
Amortization of other intangible assets	22.4	—	22.4	—	23.6	23.6	46.0
Other expenses	—	—	—	21.5	(21.5)	—	—

Total expense	8,422.8	5.4	8,428.2	10,434.6	101.3	10,535.9	18,964.1

Income before income taxes	755.8	(2.3)	753.5	991.9	—	991.9	1,745.4

Income taxes	220.7	(0.7)	220.0	396.8	—	396.8	616.8
Minority interest	1.6	(1.6)	—	—	—	—	—

Net income	$533.5	$—	$533.5	$595.1	$—	$595.1	$1,128.6

Benefit expense ratio [2]	82.0%	—	81.9%	80.2%	—	80.0%	80.8%
Selling, general and administrative expense ratio [3]	17.5%	—	17.3%	16.3%	—	16.4%	16.8%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Two-For-One Stock Split

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of our common stock for all periods presented in this Quarterly Report on Form 10-Q have been adjusted to reflect this two-for-one stock split.

Acquisition of Lumenos, Inc.

On June 9, 2005, we announced the completion of our acquisition of Lumenos, Inc. (“Lumenos”) for approximately $185.0 million in cash paid to the stockholders of Lumenos. Lumenos is recognized as a pioneer and market leader in consumer-driven health programs, and served approximately 177,000 members as of June 30, 2005.

Multi-District Lawsuits Agreement

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the agreement, we have agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, up to $58.0 million will be paid in legal fees. As a result of the agreement, we incurred a pre-tax expense of $103.0 million, or $0.10 per diluted share after tax, for the three and six months ended June 30, 2005, which represents the final settlement amount of the agreement that was not previously accrued.

III.	Membership—June 30, 2005 Compared to June 30, 2004

Our medical membership includes six different customer types: Large Group, Individual and Small Group, National Accounts, BlueCard, Senior and State Sponsored.

•	Large Group generally consists of those employer customers with 51 to 4,999 employees eligible to participate as a member in one of our health plans. Large Group also includes members in the Federal Employee Program, or FEP, which provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarters state.

•	BlueCard members represent enrollees of non-owned Blue Cross and Blue Shield plans who receive health care services in our Blue Cross and Blue Shield licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

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

The following table presents our medical membership by customer type, funding arrangement and geographical region as of June 30, 2005 and 2004. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM companies and membership by product. The medical membership and specialty metrics data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period, rounded to the nearest thousand.

	June 30		Comparable Basis[3] June 30
Medical Membership	2005 [1]	2004 [2]	2004	Change	%
Customer Type	(In Thousands)
Large Group	13,220	4,781	12,721	499	4%
Individual and Small Group (ISG)	5,276	2,045	5,024	252	5

National Accounts	3,478	1,922	3,250	228	7
BlueCard	4,000	3,069	3,525	475	13

Total National	7,478	4,991	6,775	703	10

Senior	1,065	596	1,047	18	2
State Sponsored	1,804	219	1,719	85	5

Total	28,843	12,632	27,286	1,557	6%

Funding Arrangement
Self-Funded	14,148	7,037	12,949	1,199	9%
Fully-Insured	14,695	5,595	14,337	358	2

Total	28,843	12,632	27,286	1,557	6%

Regional Membership
Central [4]	10,997	6,021	10,432	565	5%
West	9,123	1,109	8,386	737	9
Southeast	6,124	2,823	5,938	186	3
Northeast	2,599	2,679	2,530	69	3

Total	28,843	12,632	27,286	1,557	6%

Specialty Metrics
PBM Prescription Volume [5]	84,437	27,737	80,483	3,954	5%
Behavioral Health Membership	12,528	3,502	11,148	1,380	12
Life and Disability Membership	5,797	2,160	5,092	705	14
Dental Membership	5,271	2,333	5,080	191	4
Vision Membership	789	697	704	85	12

[1]	Includes 177,000 self-funded members from the Lumenos acquisition that closed on June 9, 2005.
[2]	Represents the former Anthem, Inc. only. Historical results have been reclassified to conform to current presentation.
[3]	“Comparable Basis” data for 2004 was calculated by adding historical data for the former WellPoint Health Networks Inc. to historical data for the former Anthem, Inc., and adjusting the combined totals to ensure a consistent approach for calculating membership and volume statistics and to eliminate overlapping BlueCard membership.
[4]	Includes our UniCare and HealthLink membership. Also includes Wisconsin which, at December 31, 2004, was presented as a separate region.
[5]	Represents prescription volume for mail order and retail prescriptions for the three months ended June 30, 2005 and 2004.

During the twelve months ended June 30, 2005, total comparable medical membership increased approximately 1,557,000, or 6%, primarily in our Large Group, BlueCard and ISG businesses. Self-funded comparable medical membership increased 1,199,000, or 9%, primarily due to increases in our BlueCard, Large

Group and National Accounts businesses. Fully-insured comparable membership increased by 358,000 members, or 2%, primarily in our ISG and Large Group businesses. Our Large Group comparable membership increased 499,000, or 4%, primarily due to recognition of the value of Blue Cross and Blue Shield networks and the discounts we can secure, the breadth of our product offerings, and our distinctive customer service. The growth in BlueCard comparable membership, which increased 475,000 or 13%, represents increased sales by other Blue Cross and Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. ISG comparable membership increased 252,000, or 5%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our health membership. The membership of these products can also be impacted by our efforts to increase the percentage of our health members who use our specialty products.

Prescription volume at our PBM companies increased 3,954,000 prescriptions, or 5%, on a comparable basis in 2005, primarily due to growth in our mail order operations.

Behavioral Health comparable membership increased 1,380,000, or 12%, in 2005 primarily due to growth within our existing health lines of business, as we continue to increase our offerings of specialty products to our health members. Life and Disability comparable membership increased 705,000, or 14%, in 2005 primarily due to strong sales of new business.

IV.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended June 30, 2005 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the merger with WHN, cost of care information as discussed below is presented as if pre-merger Anthem, Inc. and WHN were combined for all of 2004 and 2003. Accordingly, cost of care reported previously for pre-merger Anthem, Inc. is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend is expected to be less than 9% for the full year 2005.

Costs for outpatient and inpatient services are the primary drivers of overall cost trends, with outpatient trends moderating from 2004 levels. Outpatient services cost trend increases were primarily driven by higher per visit costs as more procedures are being performed during each visit to an outpatient provider, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are starting to see the positive impact of our radiology management programs on our outpatient trends. These programs were implemented in our Northeast and Central regions in late 2004 and early 2005 and are designed to ensure appropriate use of radiology services by our members. We are currently expanding these programs to our other regions. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Activities underway to reduce inpatient trends include expansion of our disease management programs, transitioning more contracts to case rates and expansion of our quality programs. Utilization (admissions per 1,000 members) remains flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly.

Pharmacy benefit cost trend, which previously had been a primary driver of overall trend increases, continues to decline as a result of an increase in generic usage rates, benefit plan design changes, drug cost savings realized from the merger with WHN and the impact of lower utilization for the COX 2 Inhibitor therapeutic class of drugs. Late in the third quarter of 2004, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. We have provided our network physicians with information regarding alternatives to VIOXX and our PBM companies have implemented a process to ensure appropriate usage of the COX 2 Inhibitor therapeutic class of drugs.

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

V.	Results of Operations—Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Our consolidated results of operations for the three months ended June 30, 2005 and 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period for certain line items (e.g., those not impacted by the merger) due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended [1] June 30				Comparable Basis [2,3] Three Months Ended June 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions, Except Per Share Data)
Premiums	$10,332.9	$4,150.9	149%		$9,554.8	$778.1	8%
Administrative fees	667.8	331.5	101		618.6	49.2	8
Other revenue	135.9	53.3	155		126.1	9.8	8

Total operating revenue	11,136.6	4,535.7	146		10,299.5	837.1	8
Net investment income	159.8	70.7	126		NM4	NM4	NM4
Net realized gains on investments	2.8	1.5	87		1.6	1.2	NM4

Total revenue	11,299.2	4,607.9	145		NM4	NM4	NM4

Benefit expense	8,379.8	3,394.1	147		7,747.6	632.2	8
Selling, general and administrative expense:
Selling expense	367.6	112.1	228		335.5	32.1	10
General and administrative expense	1,465.3	677.6	116		1,360.4	104.9	8

Total selling, general and administrative expense	1,832.9	789.7	132		1,695.9	137.0	8
Cost of drugs	71.1	18.1	293		66.5	4.6	7
Interest expense	58.9	32.2	83		NM4	NM4	NM4
Amortization of other intangible assets	59.9	11.2	435		NM4	NM4	NM4

Total expense	10,402.6	4,245.3	145		NM4	NM4	NM4

Income before income taxes	896.6	362.6	147		NM4	NM4	NM4

Income taxes	337.2	124.7	170		NM4	NM4	NM4

Net income	$559.4	$237.9	135%		NM4	NM4	NM4

Average diluted shares outstanding (in millions)	624.8	286.3	118%		NM4	NM3	NM4
Diluted net income per share	$0.90	$0.83	8%		NM4	NM3	NM4
Benefit expense ratio [5]	81.1%	81.8%	(70	) bp [6]	81.1%		— bp [6]
Selling, general and administrative expense ratio [7]	16.5%	17.4%	(90	) bp [6]	16.5%		— bp [6]
Income before income taxes as a percentage of total revenue	7.9%	7.9%	—	bp [6]	NM4		NM4
Net income as a percentage of total revenue	5.0%	5.2%	(20	) bp [6]	NM4		NM4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2005 include operations of the former WellPoint Health Networks Inc. Financial results for 2004 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	See “Significant Transactions” for additional comparable basis information.

[3]	For certain line items impacted by the merger, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Benefit expense ratio = Benefit expense ÷ Premiums.
[6]	bp = basis point; one hundred basis points = 1%.
[7]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $6,182.0 million, or 149%, to $10,332.9 million in 2005. On a comparable basis, premiums increased $778.1 million, or 8%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses. Our commercial premium yield was approximately equal to total cost trend, where total cost trend included medical costs and selling, general and administrative expense. Our commercial premium yield is net of buy-downs for our fully-insured Large Group and ISG businesses, and is based on the rolling twelve months ended June 30, 2005, including the business of pre-merger WHN for all periods.

Administrative fees increased $336.3 million, or 101%, to $667.8 million in 2005. On a comparable basis, administrative fees increased $49.2 million, or 8%, primarily due to increased self-funded membership in our National and Large Group businesses. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts in our National Accounts and Large Group businesses.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides its services to members of our Health Care segment and third party clients. Other revenue increased $82.6 million, or 155%, to $135.9 million in 2005. On a comparable basis, other revenue increased $9.8 million, or 8%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM companies. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM companies’ mail-order pharmacy option.

Net investment income increased $89.1 million, or 126%, to $159.8 million in 2005 primarily resulting from invested assets acquired with the WHN merger and from growth in invested assets from reinvestment of cash generated from operations, partially offset by the liquidation of invested assets to fund the cash portion of the WHN merger.

A summary of our net realized gains on investments for the three months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30
	2005	2004 [1]	$ Change
	($ in Millions)

Net realized gains from the sale of fixed maturity securities	$8.6	$1.5	$7.1
Net realized gains (losses) from the sale of equity securities	(3.0)	0.5	(3.5)
Other-than-temporary impairments	(3.9)	—	(3.9)
Other gains (losses)	1.1	(0.5)	1.6

Net realized gains on investments	$2.8	$1.5	$1.3

1 Represents the former Anthem, Inc. only.

Benefit expense increased $4,985.7 million, or 147%, to $8,379.8 million in 2005. On a comparable basis, benefit expense increased $632.2 million, or 8%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient and inpatient services. Our benefit expense included $35.0 million in 2005 related to our agreement resolving two multi-district lawsuits discussed in “Significant Transactions” above. On a comparable basis, our 2005 benefit expense ratio was equal to the ratio in 2004, at 81.1%.

Selling, general and administrative expense increased $1,043.2 million, or 132%, to $1,832.9 million in 2005. On a comparable basis, selling, general and administrative expense increased $137.0 million, or 8%, primarily due to $68.0 million of expenses related to the multi-district agreement in 2005, as well as increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business. On a comparable basis, our 2005 selling, general and administrative expense ratio was equal to the ratio in 2004, at 16.5%. The impact of the multi-district agreement increased this ratio by 70 basis points in 2005. The ratio in 2005 was also higher due to growth in the volume sensitive costs mentioned above. Offsetting these factors was the impact of our growth in operating revenue and the leveraging of costs over higher revenues in 2005.

Cost of drugs increased $53.0 million, or 293%, to $71.1 million in 2005. On a comparable basis, cost of drugs increased $4.6 million, or 7%, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $26.7 million, or 83%, to $58.9 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities in December of 2004.

Amortization of other intangible assets increased $48.7 million, or 435%, to $59.9 million in 2005, primarily due to additional amortization expense related to identifiable intangible assets resulting from the WHN merger.

Our net income as a percentage of total revenue decreased 20 basis points, from 5.2% in 2004 to 5.0% in 2005. This metric was significantly influenced by the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure About Segments of an Enterprise and Related Information. In connection with the WHN merger and related organizational changes, we evaluated FAS 131 criteria and determined our reportable segments to be Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 9 to our unaudited consolidated financial statements for the three and six months ended June 30, 2005 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three and six months ended June 30, 2005 and 2004 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our segments’ summarized historical results of operations for the pre-merger companies and “comparable basis” information for the three months ended June 30, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended June 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis [2]

Operating Revenue
Health Care	$4,391.6	$(4.7)	$4,386.9	$5,473.5	$(43.5)	$5,430.0	$9,816.9
Specialty	275.9	—	275.9	235.4	143.7	379.1	655.0
Other	(135.2)	8.1	(127.1)	3.0	(48.3)	(45.3)	(172.4)

Total operating revenue	4,532.3	3.4	4,535.7	5,711.9	51.9	5,763.8	10,299.5

Operating Gain (Loss)
Health Care	331.8	0.3	332.1	405.5	(3.3)	402.2	734.3
Specialty	18.3	—	18.3	62.6	3.4	66.0	84.3
Other	(15.7)	(0.9)	(16.6)	(13.9)	1.4	(12.5)	(29.1)

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	See “Significant Transactions” for additional comparable basis information.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30				Comparable Basis Three Months Ended June 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions)
Operating revenue	$10,663.8	$4,386.9	143%		$9,816.9	$846.9	9%
Operating gain	$785.6	$332.1	137%		$734.3	$51.3	7%
Operating margin	7.4%	7.6%	(20	) bp	7.5%		(10) bp

Operating revenue increased $6,276.9 million to $10,663.8 million in 2005. On a comparable basis, operating revenue increased $846.9 million, or 9%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to operating revenue growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Operating gain increased $453.5 million to $785.6 million in 2005. On a comparable basis, operating gain increased $51.3 million, or 7%, primarily due to membership growth and efficiencies recognized in the management of our administrative cost structure, partially offset by the impact of the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30				Comparable Basis Three Months Ended June 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions)
Operating revenue	$695.9	$275.9	152%		$655.0	$40.9	6%
Operating gain	$92.1	$18.3	403%		$84.3	$7.8	9%
Operating margin	13.2%	6.6%	660	bp	12.9%		30	bp

Operating revenue increased $420.0 million to $695.9 million in 2005. On a comparable basis, operating revenue increased $40.9 million, or 6%, primarily due to increased mail-order prescription volume and increased wholesale drug costs, which are passed through to customers of our PBM companies. The increased mail-order prescription volume resulted from additional utilization of our PBM companies’ mail-order pharmacy option resulting from existing members switching to mail order and new membership growth.

Operating gain increased $73.8 million to $92.1 million in 2005. On a comparable basis, operating gain increased $7.8 million, or 9%, primarily due to growth in our PBM operations, as well as increased earnings in our behavioral health business.

Other

Our summarized results of operations for our Other segment for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30			Comparable Basis Three Months Ended June 30
	2005	2004	% Change	2004	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$86.6	$49.7	74%	$89.6	$(3.0)	(3)%

Elimination of intersegment revenues	(309.7)	(176.8)	75%	(262.0)	(47.7)	18%

Total operating revenue	$(223.1)	$(127.1)	76%	$(172.4)	$(50.7)	29%

Operating gain (loss)	$(24.9)	$(16.6)	50%	$(29.1)	$4.2	(14)%

Operating revenue from external customers increased $36.9 million to $86.6 million in 2005. On a comparable basis, operating revenue from external customers decreased $3.0 million, or 3%. Elimination of intersegment revenues increased $132.9 million, or 75% in 2005. On a comparable basis, elimination of intersegment revenues increased $47.7 million, or 18%, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss increased $8.3 million to $(24.9) million in 2005. On a comparable basis, operating loss decreased $4.2 million, or 14%, primarily due to changes in expenses allocated to the Health Care and Specialty segments.

VI.	Results of Operations—Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Our consolidated results of operations for the six months ended June 30, 2005 and 2004 are as follows.

	Six Months Ended June 30 [1]			Comparable Basis [2,3] Six Months Ended June 30
	2005	2004	% Change	2004	$ Change	% Change
	($ in Millions, Except Per Share Data)

Premiums	$20,491.7	$8,239.6	149%	$18,896.8	$1,594.9	8%
Administrative fees	1,332.0	658.3	102	1,233.7	98.3	8
Other revenue	275.1	105.4	161	248.1	27.0	11

Total operating revenue	22,098.8	9,003.3	145	20,378.6	1,720.2	8
Net investment income	298.5	143.9	107	NM4	NM4	NM4
Net realized gains on investments	1.8	34.5	(95)	51.2	(49.4)	NM4

Total revenue	22,399.1	9,181.7	144	NM4	NM4	NM4

Benefit expense	16,635.7	6,748.7	147	15,277.8	1,357.9	9
Selling, general and administrative expense:
Selling expense	727.1	223.1	226	663.6	63.5	10
General and administrative expense	2,834.9	1,331.6	113	2,755.0	79.9	3

Total selling, general and administrative expense	3,562.0	1,554.7	129	3,418.6	143.4	4
Cost of drugs	144.7	37.9	282	132.0	12.7	10
Interest expense	112.1	64.5	74	NM4	NM4	NM4
Amortization of other intangible assets	119.1	22.4	432	NM4	NM4	NM4

Total expense	20,573.6	8,428.2	144	NM4	NM4	NM4

Income before income taxes	1,825.5	753.5	142	NM4	NM4	NM4

Income taxes	654.4	220.0	197	NM4	NM4	NM4

Net income	$1,171.1	$533.5	120%	NM4	NM4	NM4

Average diluted shares outstanding (in millions)	623.2	285.6	118%	NM4	NM3	NM4
Diluted net income per share	$1.88	$1.87	1%	NM4	NM3	NM4
Benefit expense ratio [5]	81.2%	81.9%	(70) bp [6]	80.8%		40	bp [6]
Selling, general and administrative expense ratio [7]	16.1%	17.3%	(120) bp [6]	16.8%		(70)	bp [6]
Income before income taxes as a percentage of total revenue	8.1%	8.2%	(10) bp [6]	NM4		NM4
Net income as a percentage of total revenue	5.2%	5.8%	(60) bp [6]	NM4		NM4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2005 include operations of the former WellPoint Health Networks Inc. Financial results for 2004 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	See “Significant Transactions” for additional comparable basis information.
[3]	For certain line items impacted by the merger, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Benefit expense ratio = Benefit expense ÷ Premiums.
[6]	bp = basis point; one hundred basis points = 1%.
[7]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $12,252.1 million, or 149%, to $20,491.7 million in 2005. On a comparable basis, premiums increased $1,594.9 million, or 8%, primarily due to premium rate increases in our Large Group and

ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses. Our commercial premium yield was approximately equal to total cost trend, where total cost trend included medical costs and selling, general and administrative expense. Our commercial premium yield is net of buy-downs for our fully-insured Large Group and ISG businesses, and is based on the rolling twelve months ended June 30, 2005, including the business of pre-merger WHN for all periods.

Administrative fees increased $673.7 million, or 102%, to $1,332.0 million in 2005. On a comparable basis, administrative fees increased $98.3 million, or 8%, primarily due to increased self-funded membership in our National and Large Group businesses. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts in our National Accounts and Large Group businesses.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides its services to members of our Health Care segment and third party clients. Other revenue increased $169.7 million, or 161%, to $275.1 million in 2005. On a comparable basis, other revenue increased $27.0 million, or 11%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM companies. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM companies’ mail-order pharmacy option.

Net investment income increased $154.6 million, or 107%, to $298.5 million in 2005 primarily resulting from invested assets acquired with the WHN merger and from growth in invested assets from reinvestment of cash generated from operations, partially offset by the liquidation of invested assets to fund the cash portion of the WHN merger.

A summary of our net realized gains (losses) on investments for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30
	2005	2004 [1]	$ Change
	($ in Millions)
Net realized gains from the sale of fixed maturity securities	$6.5	$34.9	$(28.4)
Net realized gains (losses) from the sale of equity securities	(2.6)	0.9	(3.5)
Other-than-temporary impairments	(4.0)	(0.8)	(3.2)
Other gains (losses)	1.9	(0.5)	2.4

Net realized gains on investments	$1.8	$34.5	$(32.7)

1 Represents the former Anthem, Inc. only.

During 2004, we reallocated securities in our fixed maturity portfolio, primarily to optimize after-tax income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the six months ended June 30, 2004.

Benefit expense increased $9,887.0 million, or 147%, to $16,635.7 million in 2005. On a comparable basis, benefit expense increased $1,357.9 million, or 9%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient and inpatient services. Our benefit expense included $35.0 million in 2005 related to the multi-district agreement. On a comparable basis, our benefit expense ratio increased 40 basis points from 80.8% in 2004 to 81.2% in 2005.

Selling, general and administrative expense increased $2,007.3 million, or 129%, to $3,562.0 million in 2005. On a comparable basis, selling, general and administrative expense increased $143.4 million, or 4%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business, as well as $68.0 million of expenses related to the multi-district agreement in 2005. On a comparable basis, our selling, general and administrative expense ratio decreased 70 basis points to 16.1% in 2005, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues, partially offset by growth in volume sensitive costs mentioned above and the impact of the multi-district agreement in 2005.

Cost of drugs increased $106.8 million, or 282%, to $144.7 million in 2005. On a comparable basis, cost of drugs increased $12.7 million, or 10%, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $47.6 million, or 74%, to $112.1 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities in December of 2004.

Amortization of other intangible assets increased $96.7 million, or 432%, to $119.1 million in 2005, primarily due to additional amortization expense related to identifiable intangible assets resulting from the WHN merger.

Income tax expense increased $434.4 million to $654.4 million in 2005. Included in 2005 was $28.4 million in tax benefits associated with a ruling by the Congressional Joint Committee on Taxation, allowing the deductibility of certain capital losses on the sale of certain subsidiaries, which occurred in 1997 and 1998. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool.

Our net income as a percentage of total revenue decreased 60 basis points, from 5.8% in 2004 to 5.2% in 2005. This metric declined due to the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005, the impact of the $28.4 million in tax benefits in 2005 and the $44.8 million in tax benefits in 2004 discussed above and the decrease in our net realized gains on investments, which were $1.8 million in 2005 and $34.5 million in 2004.

Our segments’ summarized historical results of operations for the pre-merger companies and “comparable basis” information for the six months ended June 30, 2004 are as follows.

	Six Months Ended June 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis [2]

Operating Revenue
Health Care	$8,725.6	$(12.1)	$8,713.5	$10,801.1	$(79.3)	$10,721.8	$19,435.3
Specialty	530.0	—	530.0	467.9	278.1	746.0	1,276.0
Other	(255.4)	15.2	(240.2)	5.4	(97.9)	(92.5)	(332.7)

Total operating revenue	9,000.2	3.1	9,003.3	11,274.4	100.9	11,375.3	20,378.6

Operating Gain (Loss)
Health Care	655.3	(0.6)	654.7	809.2	(4.7)	804.5	1,459.2
Specialty	35.4	—	35.4	111.2	3.6	114.8	150.2
Other	(26.4)	(1.7)	(28.1)	(33.9)	2.8	(31.1)	(59.2)

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	See “Significant Transactions” for additional comparable basis information.

Health Care

Our Health Care segment’s summarized results of operations for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30				Comparable Basis Six Months Ended June 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions)
Operating revenue	$21,140.2	$8,713.5	143%		$19,435.3	$1,704.9	9%
Operating gain	$1,646.2	$654.7	151%		$1,459.2	$187.0	13%
Operating margin	7.8%	7.5%	30	bp	7.5%		30	bp

Operating revenue increased $12,426.7 million to $21,140.2 million in 2005. On a comparable basis, operating revenue increased $1,704.9 million, or 9%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to operating revenue growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Operating gain increased $991.5 million to $1,646.2 million in 2005. On a comparable basis, operating gain increased $187.0 million, or 13%, primarily due to membership growth and expansion of our operating margin, reflecting efficiencies in the management of our administrative cost structure, partially offset by the impact of the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005.

Specialty

Our Specialty segment’s summarized results of operations for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30				Comparable Basis Six Months Ended June 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions)
Operating revenue	$1,391.3	$530.0	163%		$1,276.0	$115.3	9%
Operating gain	$183.8	$35.4	419%		$150.2	$33.6	22%
Operating margin	13.2%	6.7%	650	bp	11.8%		140	bp

Operating revenue increased $861.3 million to $1,391.3 million in 2005. On a comparable basis, operating revenue increased $115.3 million, or 9%, primarily due to increased mail-order prescription volume and increased wholesale drug costs, which are passed through to customers of our PBM companies. The increased mail-order prescription volume resulted from additional utilization of our PBM companies’ mail-order pharmacy option resulting from existing members switching to mail order and new membership growth.

Operating gain increased $148.4 million to $183.8 million in 2005. On a comparable basis, operating gain increased $33.6 million, or 22%, primarily due to growth in our PBM operations, as well as increased earnings in our behavioral health business.

Other

Our summarized results of operations for our Other segment for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30			Comparable Basis Six Months Ended June 30
	2005	2004	% Change	2004	$ Change	% Change
	($ in Millions)
Operating revenue from external customers	$189.2	$101.4	87%	$186.5	$2.7	1%
Elimination of intersegment revenues	(621.9)	(341.6)	82%	(519.2)	(102.7)	20%

Total operating revenue	$(432.7)	$(240.2)	80%	$(332.7)	$(100.0)	30%
Operating loss	$(73.6)	$(28.1)	162%	$(59.2)	$(14.4)	24%

Operating revenue from external customers increased $87.8 million to $189.2 million in 2005. On a comparable basis, operating revenue from external customers increased $2.7 million, or 1%. On a comparable basis, elimination of intersegment revenues increased $102.7 million, or 20%, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss increased $45.5 million to $(73.6) million in 2005. On a comparable basis, operating loss increased $14.4 million, or 24%, primarily due to increased incentive compensation expense in 2005.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A.

We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2005, this liability was $4,302.9 million and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and received but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months, the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated; rather, the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our June 30, 2005 medical claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$685.0	(3)%	$(165.0)
(2)%	445.0	(2)%	(110.0)
(1)%	217.0	(1)%	(55.0)
1%	(207.0)	1%	55.0
2%	(405.0)	2%	110.0
3%	(595.0)	3%	165.0

1 Assumes (decrease) increase in the completion factors for the most recent four months

2 Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our June 30, 2005 estimated medical claims liability and the actual claims paid, net income for the six months ended June 30, 2005 would increase or decrease by $28.0 million while basic and diluted net income per share would increase or decrease by $0.05 per basic share and $0.04 per diluted share.

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

A reconciliation of the beginning and ending balance for medical claims payable is as follows:

	Six Months Ended June 30		Years Ended December 31
($ In Millions)	2005	2004	2004	2003	2002

Balances at beginning of period, net of reinsurance recoverables	$4,170.1	$1,833.0	$1,833.0	$1,797.2	$1,318.6

Business combinations and purchase adjustments	—	(14.0)	2,394.4	(20.6)	379.4

Incurred related to:
Current year	16,987.5	6,847.3	15,452.6	12,374.2	9,887.9
Prior years (redundancy)	(580.5)	(136.5)	(172.4)	(226.2)	(147.0)

Total incurred	16,407.0	6,710.8	15,280.2	12,148.0	9,740.9

Paid related to:
Current year	13,169.1	5,251.5	12,556.3	10,598.3	8,316.6
Prior years	3,141.6	1,442.0	2,781.2	1,493.3	1,325.1

Total paid	16,310.7	6,693.5	15,337.5	12,091.6	9,641.7

Balances at end of period, net of reinsurance	4,266.4	1,836.3	4,170.1	1,833.0	1,797.2
Reinsurance recoverables at end of period	36.5	12.1	31.9	8.7	2.8

Reserve gross of reinsurance recoverables on unpaid claims at end of period	$4,302.9	$1,848.4	$4,202.0	$1,841.7	$1,800.0

Current year paid as a percent of current year incurred	77.5%	76.7%	81.3%	85.6%	84.1%

Prior year incurred redundancies in the current period as a percent of prior year incurred claims	3.8%	1.1%	1.4%	2.3%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claim payments, or runout, becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $580.5 million shown above for the six months ended June 30, 2005 represents an estimate based on paid claim activity from January 1, 2005 to June 30, 2005, and may not be indicative of the expected prior year experience for the year ending December 31, 2005. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 88%, of the $580.5 million redundancy relates to claims incurred in calendar year 2004, with the remaining 12% related to claims incurred in 2003 and prior years.

The ratio of current year paid as a percent of current year incurred was 81.3% for 2004, 85.6% for 2003 and 84.1% for 2002. The 2004 ratio was impacted by having only one month of incurred and paid claims during 2004 for the former WHN. If the former WHN had not been included during 2004, current year paid claims would have been $12,170.8 million, current year incurred claims would have been $13,942.8 million and the adjusted ratio would have been approximately 87.3% for 2004. The adjusted 2004 ratio compared to the 2003 ratio indicates that we are paying claims faster. The increase is primarily attributable to improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. Review of the six-month periods presented above shows that as of June 30, 2005, 77.5% of current year incurred claims had been paid in the period incurred, as compared to 76.7% for the same period in 2004.

We calculate the percentage of prior year redundancies in the current period to total incurred claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 1.4% for 2004, 2.3% for 2003 and 1.9% for 2002. The 2.3% ratio for 2003 was impacted by having only five months of incurred claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, prior year incurred claims would have been $11,107.2 million and the adjusted ratio would have been approximately 2.0% for 2003. For the six months ended June 30, 2005, the metric was 3.8%, which was calculated using the redundancy of $580.5 million shown above, which represents an estimate based on paid claim activity from January 1, 2005 to June 30, 2005. This ratio is impacted by having only one month of incurred claims for the former WHN in 2004. If the former WHN had been included for the full year 2004, current year incurred claims would have been $31,282.2 million and the adjusted ratio would have been approximately 1.9% for the six months ended June 30, 2005. The ratio of 3.8% is subject to change based on future paid claim activity through the remainder of 2005.

The adjusted ratios provided above are intended to facilitate understanding of the effects that recent acquisitions have had on the reconciliation of medical claims payable.

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

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

■	the types of temporary differences that created the deferred tax asset;
■	the amount of taxes paid in prior periods and available for a carry-back claim;
■	the forecasted future taxable income and therefore likely future deduction of the deferred tax item; and
■	any other significant issues impacting the likely realization of the benefit of the temporary differences.

Earlier this year, a refund claim we filed in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 million related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.05 for the six months ended June 30, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, for the first quarter of 2004. Net income per basic and diluted share was $0.16 for the six months ended June 30, 2004, relating to the impact of this legislation. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards; therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional tax liability for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of June 30, 2005, the Internal Revenue Service continues its examination of our 2001 and 2002 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2005 was $10,044.6 million and other intangible assets were $8,122.2 million. The sum of goodwill and intangible assets represents 44% of our total consolidated assets and 88% of our consolidated shareholders’ equity at June 30, 2005.

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

On November 30, 2004, we acquired WHN. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $7,579.6 million of non-tax deductible goodwill and $7,046.0 million of identifiable intangible assets. During the six months ended June 30, 2005, adjustments to goodwill and other intangible assets resulted primarily from refinements to third party valuations of certain intangible assets, adjustments to change in control liabilities and accounting for the tax benefit related to the exercise of stock options. The purchase price allocation is preliminary and additional refinements may occur through the allocation period as defined in FAS 141.

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

Investments

Investment securities were $14,664.0 million at June 30, 2005 and represented 35% of our total consolidated assets at June 30, 2005. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our available-for-sale portfolio, with the exception of certain securities held for contractual or regulatory purposes, are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

In addition to current available-for-sale investment securities, we held long-term investments of $711.1 million, or 2% of total consolidated assets, at June 30, 2005. These long-term investments consist primarily of restricted assets, certain equity securities and other investments, including investments on deposit with regulatory agencies. Due to their restricted nature, these investments are classified as long-term without regard to contractual maturity dates.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets.

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

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, including plans sponsored by WHN prior to the merger. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods. We use a September 30 measurement date for determining benefit obligations and fair value of plan assets. Plans sponsored by WHN, which have historically used a December 31 measurement date, will begin using a September 30 measurement date in 2005. The effective rates discussed below are based on a weighted average of all the plans and include the effect of using two measurement dates.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our most recent measurement dates, our weighted average expected rate of return on plan assets was 8.16% (compared to 8.00% for 2004 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

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

In managing the plans’ assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk.

In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in the Company’s expense and cash flow. Over time, the Company has increased the duration and allocation of fixed maturity securities to more closely match the sensitivity of plan assets with the plan obligations.

As of our measurement dates, we had approximately 58% of plan assets invested in equity securities, 40% in fixed maturity securities and 2% in other assets. Approximately $10.0 million, or less than 1%, of plan assets, were invested in WellPoint common stock as of December 31, 2004.

At June 30, 2005, our consolidated net prepaid pension asset was $173.1 million. For the year ending December 31, 2005, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the three and six months ended June 30, 2005, we recognized consolidated pre-tax pension expense of $11.4 million and $22.8 million, respectively. For the three and six months ended June 30, 2004, we recognized consolidated pre-tax pension expense of $10.6 million and $20.4 million, respectively.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $380.0 million at June 30, 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and requires all share-based payments to employees, including grants of employee stock options and certain discounted employee stock purchase plans, to be recognized in the income statement based on their fair values. Upon adoption of FAS 123R, pro forma disclosure is no longer an alternative. FAS 123R will be effective for us no later than January 1, 2006. Our implementation of FAS 123R is in process. We expect that the overall impact of FAS 123R in 2006 will reduce earnings by approximately 3% to 5% given our current stock-based compensation programs. See Note 4 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q for our current disclosures of pro forma stock compensation expense.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123R.

There were no other new accounting pronouncements issued during the first six months of 2005 that had a material impact on our financial position, operating results or disclosures.

VIII.	Liquidity and Capital Resources

Introduction

Our cash receipts consist primarily of premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from exercise of stock options and purchases under our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long term borrowings, capital expenditures and repurchase of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. As such, any future decline in our profitability would likely have some negative impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have a $2.0 billion commercial paper program supported by $2.5 billion of revolving credit facilities, which provides us with further operating and financial flexibility.

Liquidity—Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

During the six months ended June 30, 2005, net cash flow provided by operating activities was $1,364.6 million, compared to $280.1 million for the six months ended June 30, 2004, an increase of $1,084.5 million. This increase resulted from improved net income, primarily from the impact of the merger with WHN, partially offset by higher incentive payments and the funding of $50.0 million of merger-related undertakings in California.

Net cash flow used in investing activities was $1,020.4 million in 2005, compared to $303.1 million of cash provided in 2004. The table below outlines the increase in cash flow used in investing activities of $1,323.5 million between the two periods (in millions):

Increase in net purchases of investments	$984.4
Increase in net purchases of subsidiaries	312.6
Increase in net purchases of property and equipment	26.5

Total increase in cash used in investing activities	$1,323.5

Net cash flow provided by financing activities was $151.9 million in 2005 compared to cash provided by financing activities of $42.7 million in 2004. The table below outlines the increase in cash flow provided by financing activities of $109.2 million between the two periods (in millions):

Increase in proceeds from exercise of stock options and employee stock purchase plan	$239.2
Increase in repurchases of common stock	(333.4)
Net increase in proceeds from commercial paper borrowings	202.4
Other	1.0

Total increase in cash provided by financing activities	$109.2

Financial Condition

We continue to maintain a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $17.3 billion at June 30, 2005. Since December 31, 2004, total cash, cash equivalents and investments, including long-term investments, increased by $1.5 billion primarily from cash flow from operations resulting from our net income, which included the impact of our merger with WHN.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Also, in connection with the WHN merger, the Company and certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance that contained various commitments, including a remaining commitment to provide $11.5 million of support for health benefit programs in Georgia. Additional undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At June 30, 2005, we held at the parent company approximately $644.5 million of our consolidated $17.3 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 18.4% as of June 30, 2005 and 18.5% as of December 31, 2004.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On November 19, 2004, we entered into new senior revolving credit facilities with our lenders. The new facilities include a $1,000.0 million facility, which expires on November 29, 2005, and a $1,500.0 million facility, which expires on November 30, 2009. These facilities replaced our $600.0 million revolving credit facility, which was set to expire on June 28, 2005, and the $400.0 million revolving facility, which would have expired on November 5, 2006. Our ability to borrow under these new facilities is subject to compliance with certain covenants. As of June 30, 2005, there were no amounts outstanding under these facilities and we were in compliance with all covenants. These revolving credit facilities support our commercial paper program described in the next paragraph. Any borrowings under the commercial paper program will reduce the availability under the revolving credit facilities.

Effective upon the merger with WHN, the board of directors authorized an increase in our commercial paper program from $1.0 billion to $2.0 billion. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes maturing no more than 270 days after the date of issuance. When issued, the notes bear interest at current market rates. There were $995.6 million of borrowings outstanding under the commercial paper program as of June 30, 2005. The borrowings outstanding as of June 30, 2005 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

On December 18, 2002, we filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of June 30, 2005, WellPoint had $800.0 million of the shelf registration capacity remaining.

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

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that would have expired in February 2005. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During 2003 and 2004, the Company repurchased $299.5 million of shares under this program. On October 25, 2004, the Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date until February 2006. We purchased approximately 3.7 million and 5.1 million shares during the three and six months ended June 30, 2005, at a cost of $244.9 million and $333.4 million, respectively. As of June 30, 2005, we had $367.1 million of authorization remaining under this program.

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

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology services. These services were previously performed in-house and will result in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s future commitment under this contract is approximately $719.0 million over a seven-year period. The Company has the ability to terminate this agreement with 120 days written notice, subject to early termination fees.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2004, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our RBC as of December 31, 2004, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross Blue Shield Association and with the tangible net worth requirements applicable to certain of the Company’s California subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934.

The Company continues to integrate processes following the November 30, 2004 acquisition of WHN. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation and Thomas Litigation discussed in the Company’s 2004 Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Certain tag-along cases are also covered by the Agreement while others remain pending.

Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0 million, of which $135.0 million will be paid to physicians and $5.0 million will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 million will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting practices. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. A hearing for final approval is scheduled for December 2, 2005, in Miami, Florida.

On October 28, 2003, a case titled Abrams v. WellPoint Health Networks Inc., et al., was filed in the Superior Court of Ventura County, California against WHN and its board of directors alleging that WHN’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with the Company while in possession of non-public information regarding WHN’s financial results for the third quarter of 2003. On May 7, 2004, WHN and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action, in which WHN agreed to provide certain additional disclosures on several matters in the final joint proxy statement/prospectus sent to WHN’s stockholders and, subject to court approval, to pay $2.3 million to the plaintiff’s counsel for fees and costs. The court preliminarily approved the settlement on January 11, 2005 and scheduled a hearing to consider final approval to take place on July 7, 2005. The court approved the settlement after the July 7 hearing, but ordered additional briefing on the issue of attorneys’ fees for the plaintiff class. The court set a hearing on August 17, 2005 to determine the final fee award.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1, 2005 to April 30, 2005	–	$–	–	$700.5
May 1, 2005 to May 31, 2005	3,689,800	66.36	3,689,800	367.1
June 1, 2005 to June 30, 2005	1,113,055	66.50	–	367.1

Total	4,802,855	$66.40	3,689,800	$367.1

(1)	Total number of shares purchased includes 1,113,055 shares delivered to or withheld by the Company in connection with stock-for-stock option exercises and employee payroll tax withholding upon exercise of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

(2)	Represents the number of shares repurchased through our repurchase program initially announced on February 2, 2003. The Company’s Board of Directors initially authorized repurchase of up to $500.0 million under the program, which was to expire on February 2005. During 2003 and 2004, the Company repurchased $299.5 million of shares under this program. On October 27, 2004, the Company announced that its Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date to February 2006. During the three and six months ended June 30, 2005, the Company repurchased $244.9 million and $333.4 million of shares, respectively. Remaining authorization under the program is $367.1 million as of June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 10, 2005, the following actions were undertaken:

1.	The following persons were elected to the Board of Directors with terms to expire at the 2008 Annual Meeting of Shareholders:

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
William H.T. Bush	261,049,890	3,035,012	–	–
Warren Y. Jobe	261,393,410	2,691,492	–	–
William G. Mays	261,424,444	2,660,458	–	–
Senator Donald W. Riegle, Jr.	259,960,976	4,123,926	–	–
William J. Ryan	259,922,647	4,162,255	–	–

The following directors’ term of office continued after the Annual Meeting of Shareholders with terms to expire at the 2006 Annual Meeting of Shareholders:

Lenox D. Baker, Jr., M.D., Susan B. Bayh, Larry C. Glasscock, Julie A. Hill, L. Ben Lytle and Ramiro G. Peru.

The following directors’ term of office continued after the Annual Meeting of Shareholders with terms to expire at the 2007 Annual Meeting of Shareholders:

Sheila P. Burke, Victor S. Liss, Jane G. Pisano, Ph.D., George A. Schaefer, Jr., Leonard D. Schaeffer and Jackie M. Ward.

Elizabeth A. Sanders retired from the Board of Directors effective with the May 10, 2005 Annual Meeting of Shareholders.

2.	Ernst & Young LLP was ratified as the Company’s independent auditor for the fiscal year ending December 31, 2005, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
261,648,160	658,503	1,778,239	–

3.	The shareholder proposal to adopt a policy that a significant portion of future equity compensation grants to senior executives shall be shares of stock that require the achievement of performance goals as a prerequisite to vesting was not ratified as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
87,904,916	150,019,352	3,247,351	22,913,283

There were no additional matters voted upon at the May 10, 2005 Annual Meeting of Shareholders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits: A list of exhibits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC.
Registrant

Date: July 27, 2005	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 27, 2005	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Senior Vice President and
Chief Accounting Officer
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.3	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 4.875% Notes due 2005 and 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Form of 4.875% Note due 2005 (Included in Exhibit 4.4(a)).

(c) Form of 6.800% Note due 2012 (Included in Exhibit 4.4(a)).

4.5	Form of Subordinated Note Indenture by and between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-3 (Registration No. 333-101969).

4.6	Commercial Paper Dealer Agreement, dated as of March 11, 2003, among the Company, as Issuer, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Salomon Smith Barney Inc., each as Dealer, incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(a)    Issuing and Paying Agency Agreement, dated as of March 11, 2003, by and between the Company and JPMorgan Chase Bank, incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

4.7	Senior Note Indenture, dated as of December 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed on August 25, 2004.

(a)    First Supplemental Indenture, dated as of August 27, 2004, between the Company and The Bank of New York, as trustee, establishing 3.50% Senior Notes due 2007, incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

(b) Form of 3.50% Senior Note due 2007 (included as Exhibit A in Exhibit 4.7(a)).

Exhibit Number	Exhibit

4.8	5-Year Credit Agreement, dated as of November 19, 2004, among the Company, as the Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; the other Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; UBS Loan Finance LLC and Williams Street Commitment Corporation, as Co-Documentation Agents; and Banc of America Securities LLC and J.P.Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2004.

4.9	364-Day Credit Agreement, dated as of November 19, 2004, among the Company, as the Borrower; Bank of America, N.A., as Administrative Agent; the other Lenders party thereto; JPMorgan Chase Bank, as Syndication Agent; UBS Loan Finance LLC and Williams Street Commitment Corporation, as Co-Documentation Agents; and Banc of America Securities LLC and J.P.Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2004.

4.10	Amended and Restated Indenture, dated as of June 8, 2001, by and between WellPoint Health Networks Inc. (as predecessor by merger to Anthem Holding Corp., “WellPoint Health”) and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to WellPoint Health’s Current Report on Form 8-K filed on June 12, 2001 (File No. 001-13083).

(a)    First Supplemental Indenture, dated as of November 30, 2004, between Anthem Holding Corp. and The Bank of New York, as trustee incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

4.11	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a)    Registration Rights Agreement, dated as of December 9, 2004, among the Company, Banc of America Securities LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and UBS Securities LLC, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(b) Form of the Company’s 3.750% Notes due 2007 (included in Exhibit 4.11).

(c) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.11).

(d) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.11).

(e) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.11).

4.12	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.