Form 10-Q
period 2005-09-30
WELLPOINT INC
filed 2005-10-26
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 19, 2005
Common Stock, $0.01 par value	616,200,206 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2005

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In Millions, Except Share Data)	September 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $13,103.2 and $12,286.7)	$13,012.7	$12,413.7
Equity securities (cost of $1,377.2 and $1,089.3)	1,566.7	1,173.2
Cash and cash equivalents	2,163.3	1,457.2
Premium and self-funded receivables	1,757.0	1,574.6
Other receivables	945.9	876.4
Securities lending collateral	1,000.9	658.5
Deferred tax assets, net	342.6	434.0
Other current assets	783.3	769.9

Total current assets	21,572.4	19,357.5
Long-term investments	693.4	748.1
Property and equipment	966.8	1,045.2
Goodwill	10,149.4	10,017.9
Other intangible assets	8,041.5	8,211.6
Other noncurrent assets	432.1	358.1

Total assets	$41,855.6	$39,738.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,182.3	$4,202.0
Reserves for future policy benefits	133.7	145.0
Other policyholder liabilities	1,245.3	1,209.5

Total policy liabilities	5,561.3	5,556.5
Unearned income	1,173.0	1,046.6
Accounts payable and accrued expenses	2,250.8	2,222.1
Income taxes payable	653.5	418.8
Security trades pending payable	83.5	84.4
Securities lending payable	1,000.9	658.5
Current portion of long-term debt	459.6	150.3
Other current liabilities	1,099.3	1,433.4

Total current liabilities	12,281.9	11,570.6
Long-term debt	3,918.1	4,276.7
Reserves for future policy benefits, noncurrent	739.7	727.2
Deferred income taxes	2,620.2	2,596.4
Other noncurrent liabilities	1,061.0	1,108.5

Total liabilities	20,620.9	20,279.4

Commitments and contingencies – Note 11
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 616,060,535 and 302,626,708	6.1	3.0
Additional paid-in capital	17,751.9	17,433.6
Retained earnings	3,521.5	1,960.1
Unearned stock compensation	(97.6)	(83.5)
Accumulated other comprehensive income	52.8	145.8

Total shareholders’ equity	21,234.7	19,459.0

Total liabilities and shareholders’ equity	$41,855.6	$39,738.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Premiums	$10,315.0	$4,336.9	$30,806.7	$12,576.5
Administrative fees	690.8	339.1	2,022.8	997.4
Other revenue	144.5	57.1	419.6	162.5

Total operating revenue	11,150.3	4,733.1	33,249.1	13,736.4
Net investment income	154.7	67.9	453.2	211.8
Net realized (losses) gains on investments	(0.4)	6.2	1.4	40.7

Total revenues	11,304.6	4,807.2	33,703.7	13,988.9

Expenses
Benefit expense	8,243.9	3,587.4	24,879.6	10,336.1
Selling, general and administrative expense:
Selling expense	370.6	116.9	1,097.7	340.0
General and administrative expense	1,477.2	665.7	4,312.1	1,997.3

Total selling, general and administrative expense	1,847.8	782.6	5,409.8	2,337.3
Cost of drugs	73.8	20.6	218.5	58.5
Interest expense	56.1	32.9	168.2	97.4
Amortization of other intangible assets	59.6	11.3	178.7	33.7

Total expenses	10,281.2	4,434.8	30,854.8	12,863.0

Income before income taxes	1,023.4	372.4	2,848.9	1,125.9

Income taxes	382.7	130.3	1,037.1	350.3

Net income	$640.7	$242.1	$1,811.8	$775.6

Net income per share (1)
Basic	$1.05	$0.87	$2.97	$2.80

Diluted	$1.02	$0.85	$2.90	$2.72

(1) Per share data for each period presented reflects the two-for-one stock split, which was approved by the Board of Directors on April 25, 2005. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005.

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In Millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value

January 1, 2005	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	1,811.8	–	–	1,811.8
Change in net unrealized gains on investments	–	–	–	–	–	(95.1)	(95.1)
Change in net unrealized gains on cash flow hedges	–	–	–	–	–	2.1	2.1

Comprehensive income							1,718.8
Repurchase and retirement of common stock	(3.9)	–	(146.6)	(186.8)	–	–	(333.4)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercise and restricted stock authorization	10.4	–	464.9	(60.5)	(14.1)	–	390.3
Two-for-one stock split	307.0	3.1	–	(3.1)	–	–	–

September 30, 2005	616.1	$6.1	$17,751.9	$3,521.5	$(97.6)	$52.8	$21,234.7

January 1, 2004	137.6	$1.4	$4,708.7	$1,154.3	$(3.2)	$138.7	$5,999.9

Net income	–	–	–	775.6	–	–	775.6
Change in net unrealized gains on investments	–	–	–	–	–	(42.8)	(42.8)
Change in net unrealized gains on cash flow hedges	–	–	–	–	–	12.7	12.7

Comprehensive income							745.5
Repurchase and retirement of common stock	(1.0)	–	(34.6)	(47.6)	–	–	(82.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan	2.1	–	136.1	–	1.4	–	137.5

September 30, 2004	138.7	$1.4	$4,810.2	$1,882.3	$(1.8)	$108.6	$6,800.7

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(In Millions)	2005	2004

Operating activities
Net income	$1,811.8	$775.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(1.4)	(40.7)
Loss (gain) on disposal of assets	2.1	(0.4)
Deferred income taxes	(59.1)	(7.0)
Amortization, net of accretion	306.0	85.7
Depreciation	171.3	95.3
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(221.2)	(83.9)
Other assets	(102.7)	(22.6)
Policy liabilities	7.1	26.6
Unearned income	122.7	(15.6)
Accounts payable and accrued expenses	67.6	(62.1)
Other liabilities	(226.4)	(60.2)
Income taxes	415.1	(0.3)

Net cash provided by operating activities	2,292.9	690.4

Investing activities
Purchases of investments	(13,674.0)	(4,877.8)
Sales or maturities of investments	12,509.4	4,516.7
Purchases of subsidiaries, net of cash acquired	(330.2)	–
Proceeds from settlement of cash flow hedge	–	20.3
Purchases of property and equipment	(118.8)	(85.6)
Proceeds from sale of property and equipment	8.0	1.5

Net cash used in investing activities	(1,605.6)	(424.9)

Financing activities
Net proceeds from commercial paper borrowings	127.9	–
Proceeds from long term borrowing and exchange of remarketed subordinated debentures included in Equity Security Units	–	5.7
Repayment of long-term borrowings	(150.0)	–
Repurchase and retirement of common stock	(333.4)	(82.2)
Proceeds from sale of put options	1.1	–
Proceeds from exercise of employee stock options and employee stock purchase plan	373.2	57.1

Net cash provided by (used in) financing activities	18.8	(19.4)

Change in cash and cash equivalents	706.1	246.1
Cash and cash equivalents at beginning of period	1,457.2	464.5

Cash and cash equivalents at end of period	$2,163.3	$710.6

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. (“Anthem”) effective November 30, 2004, is the largest publicly traded commercial health benefits company in terms of membership in the United States, serving approximately 29 million members as of September 30, 2005. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, consumer-driven health plans (“CDHPs”), other hybrid plans and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance benefits, dental, vision, behavioral health benefits, workers’ compensation and long-term care insurance. The Company has licenses in all 50 states.

The Company is an independent licensee of the Blue Cross Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serves its members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. The Company also serves customers throughout various parts of the United States as HealthLink and UniCare.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been recorded. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 included in WellPoint’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of WellPoint’s common stock for all periods presented have been adjusted to reflect this two-for-one stock split.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Business Combinations

Pending Transaction with WellChoice, Inc.

On September 27, 2005, WellPoint and WellChoice, Inc. (“WellChoice”), the largest health insurer in New York State based on PPO and HMO membership and the Blue Cross and/or Blue Shield licensee in the metropolitan area of New York City and certain upstate counties in New York State, jointly announced that a definitive merger agreement had been signed whereby WellChoice will operate as a wholly-owned subsidiary of WellPoint. The combined company will serve more than 33 million medical members as a Blue Cross or Blue Cross and Blue Shield licensee in 14 states and nationally through its HealthLink and UniCare subsidiaries.

Under the merger agreement, WellChoice stockholders will receive thirty-eight dollars and twenty-five cents ($38.25) in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. The value of the transaction is estimated to be approximately $6.5 billion. The transaction is expected to close in the first quarter of 2006, subject to, among other things, regulatory and WellChoice stockholder approvals.

Lumenos, Inc. Acquisition

On June 9, 2005, the Company completed its acquisition of Lumenos, Inc. (“Lumenos”), a market leader in consumer-driven health programs. The total consideration for the acquisition was approximately $185.0 in cash paid to the stockholders of Lumenos. The acquisition was accounted for using the purchase method of accounting, and was effective June 1, 2005 for accounting purposes. Accordingly, the results of operations for Lumenos are included in the Company’s consolidated financial statements for periods following June 1, 2005. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, the purchase price was allocated to the fair value of Lumenos assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired resulted in non-tax deductible goodwill. The purchase price allocation is preliminary and additional refinements may occur. The pro forma effects of this acquisition are not material to the Company’s consolidated results of operations.

4.  Capital Stock

Stock Repurchase Program

On January 17, 2003, the Board of Directors authorized the repurchase of up to $500.0 of WellPoint common stock under a program that was set to expire in February 2005. On October 25, 2004, the Board of Directors authorized an increase of $500.0 to the program and extended the expiration date until February 2006. On August 18, 2005, the Board of Directors authorized an increase from the remaining $367.1 to $1,000.0, and eliminated the expiration date on the repurchase program. On October 24, 2005, the Board of Directors reaffirmed the action taken on August 18, 2005 and authorized an increase from $1,000.0 to $2,000.0 upon the effective time of the contemplated merger between the Company and WellChoice. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

During the three months ended September 30, 2005, WellPoint did not repurchase any shares due to its negotiations with WellChoice. During the nine months ended September 30, 2005, WellPoint repurchased and retired approximately 5.1 million shares at an average share price of $64.92, for an aggregate cost of $333.4. During the three and nine months ended September 30, 2004, WellPoint repurchased and retired approximately 2.0 million shares at an average share price of $41.12, for an aggregate cost of $82.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of September 30, 2005, $1,000.0 remained authorized for future repurchases.

During the nine months ended September 30, 2005, WellPoint sold put options to independent third parties that would have required WellPoint to purchase 1.0 million shares of its common stock if exercised. All of these put options expired unexercised prior to June 30, 2005 and WellPoint recorded $1.1 as net realized gains on investments.

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

For the nine months ended September 30, 2005, approximately 14.6 million stock options were exercised, at an average exercise price of $32.06 per share, pursuant to the Stock Plan, the former Trigon Healthcare, Inc. stock plans and the former WHN stock plans, for aggregate total proceeds to the Company of $466.9. For the nine months ended September 30, 2004, approximately 2.2 million stock options were exercised, at an average exercise price of $18.71, for total proceeds to the Company of $41.0. The tax benefit resulting from the exercise of WellPoint stock options converted from former WHN and Trigon Healthcare, Inc. stock options as part of the respective acquisitions is recorded as an adjustment to goodwill.

During the nine months ended September 30, 2005, WellPoint granted stock options to purchase approximately 8.1 million shares to certain eligible employees and approximately 1.7 million shares to former WHN employees under a stock-for-stock option exercise program, which was terminated on June 1, 2005. The weighted average exercise price of these options was $63.67 per share, the fair value of WellPoint’s common stock on the grant dates. The stock-for-stock options vest immediately pursuant to the former WHN plan. During the nine months ended September 30, 2004, WellPoint granted stock options to purchase approximately 4.0 million shares to certain eligible employees. The weighted average exercise price of these options was $44.17 per share, the fair value of Anthem’s common stock on the grant date.

During the nine months ended September 30, 2005, WellPoint granted approximately 1.9 million shares of common stock, including approximately 0.7 million shares of common stock under the former WHN incentive plan and approximately 1.2 million shares of restricted common stock, at the fair value of WellPoint’s common stock on the grant dates. During the nine months ended September 30, 2004, WellPoint granted approximately 1.6 million shares of common stock, including 1.4 million shares of restricted stock and 0.2 million shares of common stock under the Company’s 2001 Long Term Incentive Plan. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of WellPoint’s common stock at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense generally over the vesting period. Compensation expense related to vesting of stock awards was $20.2 and $56.5 for the three and nine months ended September 30, 2005, respectively. Compensation expense related to vesting of stock awards for the three and nine months ended September 30, 2004 was $0.6 and $1.8, respectively.

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

Employee Stock Purchase Plan

For the nine months ended September 30, 2005, employee purchases under the Employee Stock Purchase Plan were approximately 0.8 million shares, for a total purchase amount of $40.9. For the nine months ended September 30, 2004, total shares purchased were approximately 0.5 million shares, for a total purchase amount of $16.2.

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

The Company has historically used a Black-Scholes option pricing model to estimate the fair value of stock options. On January 1, 2005, the Company began using a binomial lattice valuation model to estimate the fair value of all future stock options granted.

The Company’s pro forma information for the three months and nine months ended September 30, 2005 and 2004 is as follows:

(In Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Reported net income	$640.7	$242.1	$1,811.8	$775.6
Stock-based employee compensation expense for restricted stock awards included in reported net income (net of tax)	13.1	0.5	39.3	1.3
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(39.4)	(9.7)	(126.2)	(23.9)

Pro forma net income	$614.4	$232.9	$1,724.9	$753.0

Earnings per share:
Basic – as reported	$1.05	$0.87	$2.97	$2.80
Basic – pro forma	1.00	0.84	2.83	2.72

Diluted – as reported	$1.02	$0.85	$2.90	$2.72
Diluted – pro forma	0.98	0.82	2.76	2.65

In December 2004, the Financial Accounting Standards Board issued FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under APB 25, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of FAS 123R, pro forma disclosure is no longer an alternative. FAS 123R will be effective for the Company no later than January 1, 2006 and implementation is in process. The Company expects that the impact of FAS 123R in 2006 will reduce earnings by approximately 3% to 5% given its current stock-based compensation program.

5.  Earnings per Share

The denominator for basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Denominator for basic earnings per share – weighted average shares	611.9	276.8	609.7	276.5
Effect of dilutive securities:
Employee and director stock options and unvested restricted stock awards	15.8	3.6	15.0	3.4
Shares to be contingently issued under the Company’s 2001 Long Term Incentive Plan	–	–	–	0.5
Incremental shares from conversion of Equity Security Unit purchase contracts	–	5.1	–	5.1

Denominator for diluted earnings per share	627.7	285.5	624.7	285.5

6.  Income Taxes

During the first quarter of 2005, a refund claim filed by the Company in 2003, was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.04 for the nine months ended September 30, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, the Company recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, for the first quarter of 2004. Net income per basic and diluted share was $0.16 for the nine months ended September 30, 2004, relating to the impact of this legislation. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

7.  Hedging Activity

Fair Value Hedges

During the nine months ended September 30, 2005, the Company entered into two fair value hedges with a total notional value of $660.0. The first hedge is a $360.0 notional amount interest rate swap agreement to exchange a fixed 6.8% rate for a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $300.0 notional amount interest rate swap agreement to exchange a fixed 5.00% rate for LIBOR-based floating rate and expires December 15, 2014.

In December 2004, the Company entered into a $300.0 notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. The swap agreement expires on December 14, 2007.

For the three and nine months ended September 30, 2005, the Company recognized $0.3 and $1.0 of income from these swap agreements, which was recorded as a reduction of interest expense. As of September 30, 2005, the Company recognized a derivative liability of $20.9 for these swap agreements, which was recorded as a noncurrent liability.

Cash Flow Hedges

During the nine months ended September 30, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of our variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the three and nine months ended September 30, 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at September 30, 2005. The fair value of the hedge was $4.2 at September 30, 2005 and is recorded in other noncurrent assets.

During the nine months ended September 30, 2004, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $1,000.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WHN merger. Upon termination of these swaps in the third quarter of 2004, the Company received $20.3, the fair value at the time of termination. In addition, the Company recorded an unrealized gain of $13.2, as accumulated other comprehensive income. During the three and nine months ended September 30, 2004, the Company reclassified $0.7 ($0.5 net of tax) to net realized gains on investments for the portion of the hedges that were deemed ineffective.

Following the completion of the WHN merger on November 30, 2004, the Company issued debt securities, and the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as a reduction of interest expense, over the life of the debt securities. The unamortized fair value included in accumulated comprehensive income at September 30, 2005 was $14.0. As of September 30, 2005, the total amount of amortization over the next twelve months will decrease interest expense by approximately $1.3.

8.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$14.5	$11.8	$2.3	$1.0
Interest cost	19.4	13.0	6.4	3.4
Expected return on assets	(25.9)	(17.3)	(0.7)	(0.6)
Recognized actuarial loss (gain)	4.3	3.6	0.2	(0.2)
Amortization of prior service cost	(0.9)	(0.9)	(1.0)	(1.6)

Net periodic benefit cost	$11.4	$10.2	$7.2	$2.0

The components of net periodic benefit cost included in the consolidated statements of income for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$43.5	$35.1	$6.9	$3.0
Interest cost	58.2	39.3	19.3	10.8
Expected return on assets	(77.7)	(51.9)	(2.1)	(1.9)
Recognized actuarial loss	12.9	10.8	0.6	0.5
Amortization of prior service cost	(2.7)	(2.7)	(3.0)	(4.7)

Net periodic benefit cost	$34.2	$30.6	$21.7	$7.7

For the year ending December 31, 2005, no contributions under ERISA are required; however, the Company made tax deductible discretionary contributions of $114.6 during the nine months ended September 30, 2005. No further contributions are expected in 2005.

On August 10, 2005, the Company announced that effective January 1, 2006, it would curtail the benefits under the Anthem Cash Balance Pension Plan (the “Plan”). Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. The Company expects to record a curtailment gain which is not anticipated to be material to the consolidated operating results.

9. Segment Information

Financial data by reportable segment for the three months ended September 30, 2005 and 2004 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended September 30, 2005
Operating revenue from external customers	$10,662.2	$403.3	$84.8	$11,150.3
Intersegment revenues	12.3	319.8	(332.1)	–
Operating gain (loss)	916.6	89.2	(21.0)	984.8

Three Months Ended September 30, 2004
Operating revenue from external customers	$4,599.6	$84.2	$49.3	$4,733.1
Intersegment revenues	(17.0)	194.9	(177.9)	–
Operating gain (loss)	344.6	19.5	(21.6)	342.5

Financial data by reportable segment for the nine months ended September 30, 2005 and 2004 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Nine Months Ended September 30, 2005
Operating revenue from external customers	$31,774.8	$1,200.3	$274.0	$33,249.1
Intersegment revenues	39.9	914.1	(954.0)	–
Operating gain (loss)	2,562.8	273.0	(94.6)	2,741.2

Nine Months Ended September 30, 2004
Operating revenue from external customers	$13,340.3	$245.4	$150.7	$13,736.4
Intersegment revenues	(44.2)	563.7	(519.5)	–
Operating gain (loss)	999.3	54.9	(49.7)	1,004.5

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Reportable segments operating revenues	$11,150.3	$4,733.1	$33,249.1	$13,736.4
Net investment income	154.7	67.9	453.2	211.8
Net realized (losses) gains on investments	(0.4)	6.2	1.4	40.7

Total revenues	$11,304.6	$4,807.2	$33,703.7	$13,988.9

A reconciliation of reportable segments operating gain to income before income taxes included in the consolidated statements of income for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Reportable segments operating gain	$984.8	$342.5	$2,741.2	$1,004.5
Net investment income	154.7	67.9	453.2	211.8
Net realized (losses) gains on investments	(0.4)	6.2	1.4	40.7
Interest expense	(56.1)	(32.9)	(168.2)	(97.4)
Amortization of other intangible assets	(59.6)	(11.3)	(178.7)	(33.7)

Income before income taxes	$1,023.4	$372.4	$2,848.9	$1,125.9

10.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$640.7	$242.1	$1,811.8	$775.6
Change in net unrealized (losses) gains on investments	(79.1)	69.7	(95.1)	(42.8)
Change in net unrealized gains (losses) on cash flow hedges	2.1	(8.1)	2.1	12.7

Comprehensive income	$563.7	$303.7	$1,718.8	$745.5

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

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane Litigation, the Thomas Litigation and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings. A mediator was appointed by Judge Moreno and the parties have been conducting court-ordered mediation. On December 9, 2004, Judge Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005.

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation and the Thomas Litigation. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0, of which $135.0 will be paid to physicians and $5.0 will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. A hearing for final approval is scheduled for December 2, 2005 in Miami, Florida. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0, or $0.10 per diluted share after tax, for the three and six months ended June 30, 2005, which represents the final settlement amount of the Agreement that was not previously accrued.

Other Litigation

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. On September 30, 2005, the Company entered into a settlement agreement to resolve the litigation. The settlement agreement has three components. First, the Company will increase the total annual reimbursement to physicians in the twelve county area (six counties each in Ohio and Kentucky) by $35.0 in 2005, an additional $20.0 in 2006 and an additional $15.0 in 2007. The increases will be measured against the total reimbursement amount for the same area in 2004. Second, the Company will pay $2.8 to plaintiffs, with approximately $0.6 for payments to retired doctors and incentive awards to the named plaintiffs and the remainder going to a charitable foundation to improve health care in the affected area. Third, the Company will pay $9.6 in attorneys’ fees to the plaintiffs’ class counsel. Both the Ohio court and the Kentucky court preliminarily approved the settlement on September 30, 2005. A final fairness hearing is scheduled for November 21, 2005. The final terms of the settlement agreement did not have a significant impact on the financial results of the Company for the nine month period ended September 30, 2005.

On March 26, 2003, in a case titled Irwin v. Advance PCS, et al. filed in the California Superior Court in Alameda County, California against Advance PCS, WHN and certain of its wholly owned subsidiaries, the plaintiff alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices including, among other things, that pharmacy benefit management companies (such as WellPoint’s subsidiary that does business under the trade name WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. On July 9, 2004, the court ordered that the case be resolved in arbitration.

In June 2001, a case titled Thomas E. McFarland, et al, v. UniCare Life & Health Insurance Co. was filed as a putative class action in the Circuit Court of Cook County, Illinois, alleging that UniCare had breached its contracts with members by increasing co-payments and deductibles and reducing certain benefits. The court certified a class on April 27, 2004. The parties subsequently filed cross-motions for summary judgment. On October 4, 2005, the court granted summary judgment in plaintiffs’ favor, holding that UniCare had breached its contracts and that class members were entitled to damages from September 1, 2000 to the present. UniCare is considering its legal options, including appeal.

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

The Company intends to vigorously defend the proceedings described above that are on-going. The Company currently believes that any liability that may result from any one of these actions is unlikely to have a material adverse effect on its consolidated financial position or results of operations. However, the ultimate outcomes of these proceedings cannot be determined at this time, and if the Company were to become subject to liabilities, the Company could suffer losses that might have a material adverse effect on its financial position or results of operations or cash flows.

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

Contractual Obligations and Commitments

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s commitment under this contract is approximately $719.0 million over a seven year period. The Company has the ability to terminate this agreement with 120 days written notice, subject to certain early termination fees.

On July 15, 2004, WHN agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. The maximum amount of the guaranty may be reduced after September 30, 2006 as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity. The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances, including (i) upon the failure by the unaffiliated entity or the Company to cure any payment default under the subject loan to the unaffiliated entity within 10 days after written notice to the unaffiliated entity and the Company and (ii) upon 10 days after written notice to the Company that the unaffiliated entity has become subject to a bankruptcy or insolvency proceeding. In connection with the guaranty, the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty. The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral. In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

In connection with an investment by WHN in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by the Company do not exceed specified targets. It is currently anticipated that construction of the well-being center will be completed during the first quarter of 2006.

In connection with a joint venture formed by WHN in 2000 to provide Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of September 30, 2005, the Company’s maximum potential liability pursuant to this guarantee was $29.7. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana holding company, and unless the context otherwise requires its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Overview

II.	Significant Transactions

III.	Membership—September 30, 2005 Compared to September 30, 2004

IV.	Cost of Care

V.	Results of Operations—Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

VI.	Results of Operations—Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Overview

We are the nation’s largest publicly traded commercial health benefits company in terms of membership, providing health benefit services to approximately 29 million members as of September 30, 2005, and we operate as an independent licensee of the Blue Cross Blue Shield Association, or BCBSA. We are the Blue Cross licensee in California and a Blue Cross and Blue Shield licensee in 12 other states: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country through our HealthLink and UniCare subsidiaries.

We operate in three reportable segments: Health Care, Specialty and Other. Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, senior, Medicaid and other state sponsored businesses. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits, consumer-driven health plans or CDHPs and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

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

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 and the MD&A included in our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2005 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2005.

II.	Significant Transactions

Pending Transaction with WellChoice, Inc.

On September 27, 2005, WellPoint and WellChoice, Inc., or WellChoice, the largest health insurer in New York State based on PPO and HMO membership and the Blue Cross and/or Blue Shield licensee in the metropolitan area of New York City and certain upstate counties in New York State, jointly announced that a definitive merger agreement had been signed whereby WellChoice will operate as a wholly owned subsidiary of WellPoint. The combined company will serve more than 33 million medical members as a Blue Cross or Blue Cross and Blue Shield licensee in 14 states and nationally through its HealthLink and UniCare subsidiaries.

Under the merger agreement, WellChoice stockholders will receive thirty-eight dollars and twenty-five cents ($38.25) in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. The value of the transaction is estimated to be approximately $6.5 billion. The transaction is expected to close during the first quarter of 2006, subject to, among other things, regulatory and WellChoice stockholder approvals.

Multi-District Lawsuits Agreement

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the agreement, we have agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, up to $58.0 million will be paid in legal fees. As a result of the agreement, we incurred a pre-tax expense of $103.0 million during the three months ended June 30, 2005, or $0.10 per diluted share after tax, for the nine months ended September 30, 2005, which represents the final settlement amount of the agreement that was not previously accrued.

Acquisition of Lumenos, Inc.

On June 9, 2005, we announced the completion of our acquisition of Lumenos, Inc., or Lumenos, for approximately $185.0 million in cash paid to the stockholders of Lumenos. Lumenos is recognized as a pioneer and market leader in consumer-driven health programs. Lumenos served approximately 177,000 members as of the date of acquisition.

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

The historical results of operations of the pre-merger companies and “comparable basis” information for the three and nine months ended September 30, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended September 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis
Premiums	$4,335.3	$1.6	$4,336.9	$5,463.2	$(2.4)	$5,460.8	$9,797.7
Administrative fees	344.8	(5.7)	339.1	308.2	(18.4)	289.8	628.9
Other revenue	48.8	8.3	57.1	—	74.0	74.0	131.1

Total operating revenue	4,728.9	4.2	4,733.1	5,771.4	53.2	5,824.6	10,557.7
Net investment income	67.9	—	67.9	76.7	(8.6)	68.1	136.0
Net realized gains on investments	6.2	—	6.2	—	8.3	8.3	14.5

Total revenue	4,803.0	4.2	4,807.2	5,848.1	52.9	5,901.0	10,708.2

Benefits expense	3,583.8	3.6	3,587.4	4,412.7	(9.5)	4,403.2	7,990.6
Selling, general and administrative expenses:
Selling expense	—	116.9	116.9	227.9	—	227.9	344.8
General and administrative expense	800.9	(135.2)	665.7	655.0	17.8	672.8	1,338.5

Total selling, general and administrative expense	800.9	(18.3)	782.6	882.9	17.8	900.7	1,683.3
Cost of drugs	—	20.6	20.6	—	48.1	48.1	68.7
Interest expense	32.9	—	32.9	12.2	—	12.2	45.1
Amortization of other intangible assets	11.3	—	11.3	—	11.7	11.7	23.0
Other expenses	—	—	—	15.2	(15.2)	—	—

Total expense	4,428.9	5.9	4,434.8	5,323.0	52.9	5,375.9	9,810.7

Income before income taxes	374.1	(1.7)	372.4	525.1	—	525.1	897.5

Income taxes	131.0	(0.7)	130.3	210.0	—	210.0	340.3
Minority interest	1.0	(1.0)	—	—	—	—	—

Net income	$242.1	$—	$242.1	$315.1	$—	$315.1	$557.2

Benefit expense ratio [2]	82.7%		82.7%	80.8%		80.6%	81.6%
Selling, general and administrative expense ratio [3]	16.9%		16.5%	15.3%		15.5%	15.9%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Nine Months Ended September 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
($ in Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis
Premiums	$12,577.5	$(1.0)	$12,576.5	$16,127.5	$(9.5)	$16,118.0	$28,694.5
Administrative fees	1,011.5	(14.1)	997.4	918.3	(53.1)	865.2	1,862.6
Other revenue	140.1	22.4	162.5	—	216.7	216.7	379.2

Total operating revenue	13,729.1	7.3	13,736.4	17,045.8	154.1	17,199.9	30,936.3
Net investment income	211.8	—	211.8	228.8	(24.9)	203.9	415.7
Net realized gains on investments	40.7	—	40.7	—	25.0	25.0	65.7

Total revenue	13,981.6	7.3	13,988.9	17,274.6	154.2	17,428.8	31,417.7

Benefits expense	10,343.1	(7.0)	10,336.1	12,964.4	(32.1)	12,932.3	23,268.4
Selling, general and administrative expenses:
Selling expense	—	340.0	340.0	668.4	—	668.4	1,008.4
General and administrative expense	2,377.5	(380.2)	1,997.3	2,050.8	45.4	2,096.2	4,093.5

Total selling, general and administrative expense	2,377.5	(40.2)	2,337.3	2,719.2	45.4	2,764.6	5,101.9
Cost of drugs	—	58.5	58.5	—	142.2	142.2	200.7
Interest expense	97.4	—	97.4	37.4	—	37.4	134.8
Amortization of other intangible assets	33.7	—	33.7	—	35.3	35.3	69.0
Other expenses	—	—	—	36.6	(36.6)	—	—

Total expense	12,851.7	11.3	12,863.0	15,757.6	154.2	15,911.8	28,774.8

Income before income taxes	1,129.9	(4.0)	1,125.9	1,517.0	—	1,517.0	2,642.9

Income taxes	351.7	(1.4)	350.3	606.8	—	606.8	957.1
Minority interest	2.6	(2.6)	—	—	—	—	—

Net income	$775.6	$—	$775.6	$910.2	$—	$910.2	$1,685.8

Benefit expense ratio [2]	82.2%		82.2%	80.4%		80.2%	81.1%
Selling, general and administrative expense ratio [3]	17.3%		17.0%	16.0%		16.1%	16.5%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

III.	Membership—September 30, 2005 Compared to September 30, 2004

Our medical membership includes six different customer types: Large Group, Individual and Small Group, National Accounts, BlueCard, Senior and State Sponsored.

•	Large Group generally consists of those employer customers with 51 to 4,999 employees eligible to participate as a member in one of our health plans. In addition, Large Group includes customers with 5,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarters state. Large Group also includes members in the Federal Employee Program, or FEP, which provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarters state.

•	BlueCard members represent enrollees of non-owned Blue Cross and Blue Shield plans who receive health care services in our Blue Cross and Blue Shield licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

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

The following table presents our medical membership by customer type, funding arrangement and geographical region. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM companies and membership by product. The medical membership and specialty metrics data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	September 30		Comparable Basis [3] September 30
Medical Membership	2005 [1]	2004 [2]	2004	Change	%
Customer Type	(In Thousands)
Large Group	13,268	4,838	12,862	406	3%
Individual and Small Group (ISG)	5,294	2,078	5,111	183	4

National Accounts	3,505	1,916	3,255	250	8
BlueCard	4,023	3,089	3,462	561	16

Total National	7,528	5,005	6,717	811	12
Senior	1,073	597	1,054	19	2
State Sponsored	1,825	219	1,701	124	7

Total medical membership by customer type	28,988	12,737	27,445	1,543	6%

Funding Arrangement
Self-Funded	14,382	7,076	12,924	1,458	11%
Fully-Insured	14,606	5,661	14,521	85	1

Total medical membership by funding arrangement	28,988	12,737	27,445	1,543	6%

Regional Membership
Central [4]	11,102	6,072	10,505	597	6%
West	9,146	1,133	8,494	652	8
Southeast	6,139	2,844	5,905	234	4
Northeast	2,601	2,688	2,541	60	2

Total medical membership by region	28,988	12,737	27,445	1,543	6%

Specialty Metrics
PBM prescription volume [5]	84,711	27,796	82,233	2,478	3%
Behavioral health membership	13,804	3,547 [6]	11,532 [6]	NM 6	NM 6
Life and disability membership	5,743	2,264 [6]	5,281 [6]	NM 6	NM 6
Dental membership	5,107	2,208 [6]	5,006 [6]	NM 6	NM 6
Vision membership	785	744	751	34	5

[1]	Includes self-funded members from the Lumenos acquisition that closed on June 9, 2005.
[2]	Represents the former Anthem, Inc. only. Historical results have been reclassified to conform to current presentation.
[3]	“Comparable Basis” data for 2004 was calculated by adding historical data for the former WellPoint Health Networks Inc. to historical data for the former Anthem, Inc., and adjusting the combined totals to ensure a consistent approach for calculating membership and volume statistics and to eliminate overlapping BlueCard membership.
[4]	Includes our UniCare and HealthLink membership. Also includes Wisconsin which, at December 31, 2004, was presented as a separate region.
[5]	Represents prescription volume for mail order and retail prescriptions for the three months ended September 30, 2005 and 2004.
[6]	Prior period and comparable basis information and the changes in such information are not meaningful due to different counting methodologies for these members used by the former Anthem, Inc. and the former WellPoint Health Networks Inc.

During the twelve months ended September 30, 2005, total comparable medical membership increased approximately 1,543,000, or 6%, primarily in our BlueCard, Large Group, National Accounts businesses and ISG. Self-funded comparable medical membership increased 1,458,000, or 11%, primarily due to increases in our BlueCard, Large Group and National Accounts businesses. Fully-insured comparable membership increased by 85,000, or 1%, primarily due to growth in our ISG and State Sponsored businesses, partially offset by the movement of a Large Group account in the Southeast from fully-insured to self-funded.

Comparable BlueCard membership increased 561,000, or 16%, due to increased sales by other Blue Cross and Blue Shield licensees to accounts with members who reside in or travel to our licensed areas. Comparable Large Group membership increased 406,000, or 3%, due to success in attracting new customers and the acquisition of Lumenos and certain assets and membership of Atrium Health Plan, Inc. Comparable National Account membership increased 250,000, or 8%, primarily due to success in attracting new customers as they recognize the value of the Blue Cross and Blue Shield networks and discounts, as well as the acquisition of Lumenos. Comparable ISG membership increased 183,000, or 4%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our health membership. The membership of these products can also be impacted by our efforts to increase the percentage of our health members who use our specialty products.

Prescription volume at our PBM companies increased 2,478,000 prescriptions, or 3%, on a comparable basis in 2005, primarily due to growth in both our retail and our mail order operations.

Behavioral Health comparable membership increased 2,272,000, or 20%, in 2005. Membership increased by approximately 1,072,000 members, primarily due to growth within our existing health lines of business and our increasing offerings of specialty products to our health members. The remaining member increase is primarily due to a change in counting methodologies in 2005 as compared to 2004.

IV.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended September 30, 2005 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the merger with WHN, cost of care information as discussed below is presented as if pre-merger Anthem, Inc. and WHN were combined for all of 2004 and 2003. Accordingly, cost of care reported previously for pre-merger Anthem, Inc. is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. Our aggregate cost of care trend is expected to be less than 8.5% for the full year 2005.

Costs for outpatient and inpatient services are the primary drivers of overall cost trends, with outpatient trends moderating from 2004 levels. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our radiology management programs on our outpatient trends. These programs were implemented in our Northeast and Central regions in late 2004 and early 2005 and are designed to ensure appropriate use of radiology services by our members. We are currently expanding these programs to our other regions. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Utilization (admissions per 1,000 members) remains flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly.

Pharmacy benefit cost trend, which previously had been a primary driver of overall trend increases, continues to decline as a result of an increase in generic usage rates, benefit plan design changes, drug cost savings realized from the merger with WHN, the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends effective July 1, 2005 and the impact of lower utilization for the COX 2 Inhibitor therapeutic class of drugs. Late in the third quarter of 2004, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. We have provided our network physicians with information regarding alternatives to VIOXX and our PBM companies have implemented a process to ensure appropriate usage of the COX 2 Inhibitor therapeutic class of drugs.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. In addition, we are expanding our specialty pharmacy programs and continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

V.	Results of Operations—Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Our consolidated results of operations for the three months ended September 30, 2005 and 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period for certain line items (e.g., those not impacted by the merger) due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended September 30 [1]				Comparable Basis [2,3] Three Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	($ in Millions, Except Per Share Data)
Premiums	$10,315.0	$4,336.9	138%		$9,797.7	$517.3	5%
Administrative fees	690.8	339.1	104		628.9	61.9	10
Other revenue	144.5	57.1	153		131.1	13.4	10

Total operating revenue	11,150.3	4,733.1	136		10,557.7	592.6	6
Net investment income	154.7	67.9	128		NM 4	NM 4	NM 4
Net realized (losses) gains on investments	(0.4)	6.2	NM 4		14.5	(14.9)	NM 4

Total revenue	11,304.6	4,807.2	135		NM 4	NM 4	NM 4

Benefit expense	8,243.9	3,587.4	130		7,990.6	253.3	3
Selling, general and administrative expense:
Selling expense	370.6	116.9	217		344.8	25.8	7
General and administrative expense	1,477.2	665.7	122		1,338.5	138.7	10

Total selling, general and administrative expense	1,847.8	782.6	136		1,683.3	164.5	10
Cost of drugs	73.8	20.6	258		68.7	5.1	7
Interest expense	56.1	32.9	71		NM 4	NM 4	NM 4
Amortization of other intangible assets	59.6	11.3	427		NM 4	NM 4	NM 4

Total expense	10,281.2	4,434.8	132		NM 4	NM 4	NM 4

Income before income taxes	1,023.4	372.4	175		NM 4	NM 4	NM 4

Income taxes	382.7	130.3	194		NM 4	NM 4	NM 4

Net income	$640.7	$242.1	165%		NM 4	NM 4	NM 4

Average diluted shares outstanding	627.7	285.5	120%		NM 4	NM 3,4	NM 4
Diluted net income per share	$1.02	$0.85	20%		NM 4	NM 3,4	NM 4
Benefit expense ratio [5]	79.9%	82.7%	(280	) bp 6	81.6%		(170	) bp 6
Selling, general and administrative expense ratio [7]	16.6%	16.5%	10	bp 6	15.9%		70	bp 6
Income before income taxes as a percentage of total revenue	9.1%	7.7%	140	bp 6	NM 4		NM 4
Net income as a percentage of total revenue	5.7%	5.0%	70	bp 6	NM 4		NM 4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2005 include operations of the former WellPoint Health Networks Inc. Financial results for 2004 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	See “Significant Transactions” for additional comparable basis information.
[3]	For certain line items impacted by the merger, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Benefit expense ratio = Benefit expense ÷ Premiums.
[6]	bp = basis point; one hundred basis points = 1%.
[7]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $5,978.1 million, or 138%, to $10,315.0 million in 2005. On a comparable basis, premiums increased $517.3 million, or 5%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Administrative fees increased $351.7 million, or 104%, to $690.8 million in 2005. On a comparable basis, administrative fees increased $61.9 million, or 10%, primarily due to increased self-funded membership in our National Accounts business. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $87.4 million, or 153%, to $144.5 million in 2005. On a comparable basis, other revenue increased $13.4 million, or 10%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM companies. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM companies’ mail-order pharmacy option.

Net investment income increased $86.8 million, or 128%, to $154.7 million in 2005 primarily resulting from invested assets acquired with the WHN merger and from growth in invested assets from reinvestment of cash generated from operations. This growth was partially offset by the liquidation of invested assets to fund the cash portion of the WHN merger.

A summary of our net realized gains (losses) on investments for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30
	2005	2004 [1]	$ Change
	($ in Millions)

Net realized (losses) gains from the sale of fixed maturity securities	$(4.9)	$5.6	$(10.5)
Net realized gains from the sale of equity securities	3.3	0.2	3.1
Other-than-temporary impairments	(3.1)	—	(3.1)
Other gains gains	4.3	0.4	3.9

Net realized (losses) gains	$(0.4)	$6.2	$(6.6)

1 Represents the former Anthem, Inc. only.

Benefit expense increased $4,656.5 million, or 130%, to $8,243.9 million in 2005. On a comparable basis, benefit expense increased $253.3 million, or 3%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient and inpatient services. On a comparable basis, our 2005 benefit expense ratio decreased 170 basis points to 79.9%, attributable to disciplined pricing and moderating cost of care trends.

Selling, general and administrative expense increased $1,065.2 million, or 136%, to $1,847.8 million in 2005. On a comparable basis, selling, general and administrative expense increased $164.5 million, or 10%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business; increased incentive compensation costs, including merger-related stay bonuses; and costs associated with the transition of information technology infrastructure services to International Business Machines Corporation, or IBM. On a comparable basis, our 2005 selling, general and administrative expense ratio increased 70 basis points to 16.6%. This increase reflects higher incentive compensation, including merger-related stay bonuses, and costs associated with the transition of information technology infrastructure services to IBM, offset by the impact of our growth in operating revenue and the leveraging of costs over higher revenues in 2005.

Cost of drugs increased $53.2 million, or 258%, to $73.8 million in 2005. On a comparable basis, cost of drugs increased $5.1 million, or 7%, primarily due to higher retail and mail-order prescription volume at our PBM companies.

Interest expense increased $23.2 million, or 71%, to $56.1 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities in December of 2004.

Amortization of other intangible assets increased $48.3 million, or 427%, to $59.6 million in 2005, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the WHN merger.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure about Segments of an Enterprise and Related Information. In connection with the WHN merger and related organizational changes, we evaluated FAS 131 criteria and determined our reportable segments to be Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 9 to our unaudited consolidated financial statements for the three and nine months ended September 30, 2005 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three and nine months ended September 30, 2005 and 2004 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our segments’ summarized historical results of operations for the pre-merger companies and “comparable basis” information for the three months ended September 30, 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Three Months Ended September 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
(In Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis [2]

Operating Revenue
Health Care	$4,587.4	$(4.8)	$4,582.6	$5,525.2	$(38.9)	$5,486.3	$10,068.9
Specialty	279.1	—	279.1	243.5	144.9	388.4	667.5
Other:
External customers	45.9	3.4	49.3	2.7	37.9	40.6	89.9
Eliminations of intersegment revenue	(183.5)	5.6	(177.9)	—	(90.7)	(90.7)	(268.6)

Total Other	(137.6)	9.0	(128.6)	2.7	(52.8)	(50.1)	(178.7)

Total operating revenue	$4,728.9	$4.2	$4,733.1	$5,771.4	$53.2	$5,824.6	$10,557.7

Operating Gain (Loss)
Health Care	$345.7	$(1.1)	$344.6	$420.0	$(5.2)	$414.8	$759.4
Specialty	19.5	—	19.5	63.7	2.4	66.1	85.6
Other	(21.0)	(0.6)	(21.6)	(7.9)	(0.4)	(8.3)	(29.9)

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	See “Significant Transactions” for additional comparable basis information.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30				Comparable Basis Three Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	(In Millions)
Operating revenue	$10,674.5	$4,582.6	133%		$10,068.9	$605.6	6%
Operating gain	$916.6	$344.6	166%		$759.4	$157.2	21%
Operating margin	8.6%	7.5%	110	bp	7.5%		110 bp

Operating revenue increased $6,091.9 million to $10,674.5 million in 2005. On a comparable basis, operating revenue increased $605.6 million, or 6%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to operating revenue growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Operating gain increased $572.0 million to $916.6 million in 2005. On a comparable basis, operating gain increased $157.2 million, or 21%, primarily due to membership growth and improved underwriting results in our Large Group and ISG businesses.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30				Comparable Basis Three Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	(In Millions)
Operating revenue	$723.1	$279.1	159%		$667.5	$55.6	8%
Operating gain	$89.2	$19.5	357%		$85.6	$3.6	4%
Operating margin	12.3%	7.0%	530	bp	12.8%		(50	) bp

Operating revenue increased $444.0 million to $723.1 million in 2005. On a comparable basis, operating revenue increased $55.6 million, or 8%, primarily due to increased mail-order prescription volume and increased wholesale drug costs, which are passed through to customers of our PBM companies. The increased mail-order prescription volume resulted from additional utilization of our PBM companies’ mail-order pharmacy option.

Operating gain increased $69.7 million to $89.2 million in 2005. On a comparable basis, operating gain increased $3.6 million, or 4%, primarily due to increased script volume in our PBM companies, partially offset by unfavorable mortality experience on certain life insurance contracts.

Other

Our summarized results of operations for our Other segment for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30			Comparable Basis Three Months Ended September 30
	2005	2004	% Change	2004	$ Change	% Change
	(In Millions)
Operating revenue from external customers	$84.8	$49.3	72%	$89.7	$(4.9)	(5)%
Elimination of intersegment revenue	(332.1)	(177.9)	87%	(268.4)	(63.7)	24%

Total operating revenue	$(247.3)	$(128.6)	92%	$(178.7)	$(68.6)	38%
Operating (loss) gain	$(21.0)	$(21.6)	(3)%	$(29.9)	$8.9	(30)%

Operating revenue from external customers increased $35.5 million to $84.8 million in 2005. On a comparable basis, operating revenue from external customers decreased $4.9 million, or 5%. Elimination of intersegment revenue increased $154.2 million, or 81% in 2005. On a comparable basis, elimination of intersegment revenue increased $63.7 million, or 24%, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss decreased $0.6 million to $21.0 million in 2005. On a comparable basis, operating loss decreased $8.9 million, or 30%, primarily due to the current year allocation of expenses to the Health Care and Specialty segments that were historically reported in the Other segment.

VI.	Results of Operations—Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Our consolidated results of operations are for the nine months ended September 30, 2005 and 2004 are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period for certain line items (e.g., those not impacted by the merger) due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Nine Months Ended September 30 [1]				Comparable Basis [2,3] Nine Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	(In Millions, Except Per Share Data)

Premiums	$30,806.7	$12,576.5	145%		$28,694.5	$2,112.2	7%
Administrative fees	2,022.8	997.4	103		1,862.6	160.2	9
Other revenue	419.6	162.5	158		379.2	40.4	11

Total operating revenue	33,249.1	13,736.4	142		30,936.3	2,312.8	7
Net investment income	453.2	211.8	114		NM 4	NM 4	NM 4
Net realized gains (loss) on investments	1.4	40.7	(97)		65.7	(64.3)	(98)

Total revenue	33,703.7	13,988.9	141		NM 4	NM 4	NM 4

Benefit expense	24,879.6	10,336.1	141		23,268.4	1,611.2	7
Selling, general and administrative expense:
Selling expense	1,097.7	340.0	223		1,008.4	89.3	9
General and administrative expense	4,312.1	1,997.3	116		4,093.5	218.6	5

Total selling, general and administrative expense	5,409.8	2,337.3	131		5,101.9	307.9	6
Cost of drugs	218.5	58.5	274		200.7	17.8	9
Interest expense	168.2	97.4	73		NM 4	NM 4	NM 4
Amortization of other intangible assets	178.7	33.7	430		NM 4	NM 4	NM 4

Total expense	30,854.8	12,863.0	140		NM 4	NM 4	NM 4

Income before income taxes	2,848.9	1,125.9	153		NM 4	NM 4	NM 4

Income taxes	1,037.1	350.3	196		NM 4	NM 4	NM 4

Net income	$1,811.8	$775.6	134%		NM 4	NM 4	NM 4

Average diluted shares outstanding	624.7	285.5	119%		NM 4	NM 3,4	NM 4
Diluted net income per share	$2.90	$2.72	7%		NM 4	NM 3,4	NM 4
Benefit expense ratio [5]	80.8%	82.2%	(140	) bp 6	81.1%		(30	) bp 6
Selling, general and administrative expense ratio [7]	16.3%	17.0%	(70	) bp 6	16.5%		(20	) bp 6
Income before income tax as a percentage of total revenue	8.5%	8.0%	50	bp [6]	NM 4		NM 4
Net income as a percentage of total revenue	5.4%	5.5%	(10	) bp 6	NM 4		NM 4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2005 include operations of the former WellPoint Health Networks Inc. Financial results for 2004 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	See “Significant Transactions” for additional comparable basis information.
[3]	For certain line items impacted by the merger, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Benefit expense ratio = Benefit expense ÷ Premiums.
[6]	bp = basis point; one hundred basis points = 1%.
[7]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $18,230.2 million, or 145%, to $30,806.7 million in 2005. On a comparable basis, premiums increased $2,112.2 million, or 7%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to premium growth was higher fully-insured membership, primarily in our ISG and National Accounts businesses.

Administrative fees increased $1,025.4 million, or 103%, to $2,022.8 million in 2005. On a comparable basis, administrative fees increased $160.2 million, or 9%, primarily due to increased self-funded membership in our National and Large Group businesses. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $257.1 million, or 158%, to $419.6 million in 2005. On a comparable basis, other revenue increased $40.4 million, or 11%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM companies. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM companies’ mail-order pharmacy option.

Net investment income increased $241.4 million, or 114%, to $453.2 million in 2005 primarily resulting from invested assets acquired with the WHN merger and from growth in invested assets from reinvestment of cash generated from operations, partially offset by the liquidation of invested assets to fund the cash portion of the WHN merger.

A summary of our net realized gains (losses) on investments for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30
	2005	2004 [1]	$ Change
	(In millions)
Net realized gains from the sale of fixed maturity securities	$2.8	$40.3	$(37.5)
Net realized gains from the sale of equity securities	0.7	1.1	(0.4)
Other-than-temporary impairments	(7.2)	(0.8)	(6.4)
Other realized gains	5.1	0.1	5.0

Net realized gains	$1.4	$40.7	$(39.3)

1 Represents the former Anthem, Inc. only.

During 2004, we reallocated securities in our fixed maturity portfolio, primarily to optimize after-tax income. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the nine months ended September 30, 2004.

Benefit expense increased $14,543.5 million, or 141%, to $24,879.6 million in 2005. On a comparable basis, benefit expense increased $1,611.2 million, or 7%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient and inpatient services. Our benefit expense included $35.0 million in 2005 related to the multi-district agreement discussed in “Significant Transactions” above. On a comparable basis, our benefit expense ratio decreased 30 basis points from 81.1% in 2004 to 80.8% in 2005.

Selling, general and administrative expense increased $3,072.5 million, or 131%, to $5,409.8 million in 2005. On a comparable basis, selling, general and administrative expense increased $307.9 million, or 6%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business; increased incentive compensation, including merger-related stay bonuses; costs associated with the transition of information technology infrastructure services to IBM; and $68.0 million of expenses related to the multi-district agreement in 2005, related to our agreement resolving two multi-district lawsuits discussed in “Significant Transactions” above. On a comparable basis, our selling, general and administrative expense ratio decreased 20 basis points to 16.3% in 2005, primarily due to our growth in operating revenue and the leveraging of costs over these higher revenues, partially offset by the factors noted above.

Cost of drugs increased $160.0 million, or 274%, to $218.5 million in 2005. On a comparable basis, cost of drugs increased $17.8 million, or 9%, primarily due to higher retail and mail-order prescription volume at our PBM companies.

Interest expense increased $70.8 million, or 73%, to $168.2 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities in December of 2004.

Amortization of other intangible assets increased $145.0 million, or 430%, to $178.7 million in 2005, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the WHN merger.

Income tax expense increased $686.8 million to $1,037.1 million in 2005. Included in 2005 was $28.4 million in tax benefits associated with a refund claim, which was approved by the Congressional Joint Committee on Taxation, allowing the deductibility of certain capital losses on the sale of certain subsidiaries that occurred in 1997 and 1998. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool.

Our net income as a percentage of total revenue decreased 10 basis points, from 5.5% in 2004 to 5.4% in 2005. This metric declined due to the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005, the impact of the $28.4 million in tax benefits in 2005 and the $44.8 million in tax benefits in 2004 discussed above and the decrease in our net realized gains on investments, which were $1.4 million in 2005 and $40.7 million in 2004.

Reportable Segments

Our segments’ summarized historical results of operations for the pre-merger companies and “comparable basis” information are as follows. Comparable basis information was calculated by adding the reclassified historical statements of income for the former Anthem, Inc. and the former WellPoint Health Networks Inc. and contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger. Comparable basis information is presented in order to provide investors with a more meaningful prior-year comparison to the current period, due to the merger with WHN. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	Nine Months Ended September 30, 2004
	Anthem, Inc.			WellPoint Health Networks Inc.			WellPoint, Inc.
(In Millions)	As Reported	Reclassifications [1]	Reclassified	As Reported	Reclassifications [1]	Reclassified	Comparable Basis [2]

Operating Revenue
Health Care	$13,313.0	$(16.9)	$13,296.1	$16,326.3	$(118.2)	$16,208.1	$29,504.2
Specialty	809.1	—	809.1	711.4	423.0	1,134.4	1,943.5
Other:
External customers	135.4	15.3	150.7	8.1	122.9	131.0	281.7
Eliminations of intersegment revenue	(528.4)	8.9	(519.5)	—	(273.6)	(273.6)	(793.1)

Total Other	(393.0)	24.2	(368.8)	8.1	(150.7)	(142.6)	(511.4)

Total operating revenue	$13,729.1	$7.3	$13,736.4	$17,045.8	$154.1	$17,199.9	$30,936.3

Operating Gain (Loss)
Health Care	$1,001.0	$(1.7)	$999.3	$1,229.2	$(9.9)	$1,219.3	$2,218.6
Specialty	54.9	—	54.9	174.9	6.0	180.9	235.8
Other	(47.4)	(2.3)	(49.7)	(41.9)	2.5	(39.4)	(89.1)

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format adopted by the combined organization.
[2]	See “Significant Transactions” for additional comparable basis information.

Health Care

Our Health Care segment’s summarized results of operations for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30				Comparable Basis Nine Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	(In Millions)
Operating revenue	$31,814.7	$13,296.1	139%		$29,504.2	$2,310.5	8%
Operating gain	$2,562.8	$999.3	156%		$2,218.6	$344.2	16%
Operating margin	8.1%	7.5%	60	bp	7.5%		60	bp

Operating revenue increased $18,518.6 million to $31,814.7 million in 2005. On a comparable basis, operating revenue increased $2,310.5 million, or 8%, primarily due to premium rate increases in our Large Group and ISG businesses. Also contributing to operating revenue growth was higher membership, primarily in our ISG and National Accounts businesses.

Operating gain increased $1,563.5 million to $2,562.8 million in 2005. On a comparable basis, operating gain increased $344.2 million, or 16%, primarily due to membership growth and expansion of our operating margin, reflecting improvement in underwriting results for our Large Group and ISG businesses and efficiencies in the management of our administrative cost structure, partially offset by the impact of the $103.0 million pre-tax expense recognized in connection with the multi-district agreement in 2005.

Specialty

Our Specialty segment’s summarized results of operations for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30				Comparable Basis Nine Months Ended September 30
	2005	2004	% Change		2004	$ Change	% Change
	(In Millions)
Operating revenue	$2,114.4	$809.1	161%		$1,943.5	$170.9	9%
Operating gain	$273.0	$54.9	397%		$235.8	$37.2	16%
Operating margin	12.9%	6.8%	610	bp	12.1%		80	bp

Operating revenue increased $1,305.3 million to $2,114.4 million in 2005. On a comparable basis, operating revenue increased $170.9 million, or 9%, primarily due to increased mail-order prescription volume and increased wholesale drug costs, which are passed through to customers of our PBM companies. The increased mail-order prescription volume resulted from additional utilization of our PBM companies’ mail-order pharmacy option.

Operating gain increased $218.1 million to $273.0 million in 2005. On a comparable basis, operating gain increased $37.2 million, or 16%, primarily due to growth in our PBM operations, as well as increased earnings in our behavioral health business, partially offset by unfavorable mortality experience on certain life insurance contracts.

Other

Our summarized results of operations for our Other segment for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30			Comparable Basis Nine Months Ended September 30
	2005	2004	% Change	2004	$ Change	% Change
	(In Millions)
Operating revenue from external customers	$274.0	$150.7	82%	$276.2	$(2.2)	(1)%
Elimination of intersegment revenue	(954.0)	(519.5)	84%	(787.6)	(166.4)	21%

Total operating revenue	$(680.0)	$(368.8)	84%	$(511.4)	$(168.6)	33%

Operating loss	$(94.6)	$(49.7)	90%	$(89.1)	$(5.5)	6%

Operating revenue from external customers increased $123.3 million to $274.0 million in 2005. On a comparable basis, operating revenue from external customers decreased $2.2 million, or 1%. On a comparable basis, elimination of intersegment revenue increased $166.4 million, or 21%, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss increased $44.9 million to $94.6 million in 2005. On a comparable basis, operating loss increased $5.5 million, or 6%, primarily due to increased incentive compensation expense in 2005.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At September 30, 2005, this liability was $4,182.3 million and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and received but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our September 30, 2005 medical claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$663.0	(3)%	$(175.0)
(2)%	431.0	(2)%	(117.0)
(1)%	211.0	(1)%	(58.0)
1%	(202.0)	1%	58.0
2%	(395.0)	2%	117.0
3%	(581.0)	3%	175.0

1 Assumes (decrease) increase in the completion factors for the most recent four months

2 Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our September 30, 2005 estimated medical claims liability and the actual claims paid, net income for the nine months ended September 30, 2005 would increase or decrease by $27.2 million while basic and diluted net income per share would increase or decrease by $0.04 per share.

As summarized below, Note 10 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2005 and 2004 and the years ended December 31, 2004, 2003 and 2002 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2005	2004	2004	2003	2002
(In Millions)

Gross medical claims payable, beginning of period	$4 ,202.0	$1,841.7	$1,841.7	$1,800.0	$1,323.1
Ceded medical claims payable, beginning of period	(31.9)	(8.7)	(8.7)	(2.8)	(4.5)

Net medical claims payable, beginning of period	4,170.1	1,833.0	1,833.0	1,797.2	1,318.6

Business combinations and purchase adjustments	—	(14.0)	2,394.4	(20.6)	379.4

Net incurred medical claims:
Current year	25,172.4	10,444.4	15,452.6	12,374.2	9,887.9
Prior years (redundancies)	(609.9)	(171.8)	(172.4)	(226.2)	(147.0)

Total net incurred medical claims	24,562.5	10,272.6	15,280.2	12,148.0	9,740.9

Net payments attributable to:
Current year medical claims	21,290.3	8,725.0	12,556.3	10,598.3	8,316.6
Prior years medical claims	3,291.1	1,509.3	2,781.2	1,493.3	1,325.1

Total net payments	24,581.4	10,234.3	15,337.5	12,091.6	9,641.7

Net medical claims payable, end of period	4,151.2	1,857.3	4,170.1	1,833.0	1,797.2
Ceded medical claims payable, end of period	31.1	11.0	31.9	8.7	2.8

Gross medical claims payable, end of period	$4,182.3	$1,868.3	$4,202.0	$1,841.7	$1,800.0

Current year medical claims paid as a percent of current year net incurred medical claims	84.6%	83.5%	81.3%	85.6%	84.1%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	3.9%	1.4%	1.4%	2.3%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claim payments, or runout, becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $609.9 million shown above for the nine months ended September 30, 2005 represents an estimate based on paid claim activity from January 1, 2005 to September 30, 2005, and may not be indicative of the expected prior year experience for the year ending December 31, 2005. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 88%, of the $609.9 million redundancy relates to claims incurred in calendar year 2004, with the remaining 12% related to claims incurred in 2003 and prior years.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 81.3% for 2004, 85.6% for 2003 and 84.1% for 2002. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,170.8 million, current year net incurred medical claims would have been $13,942.8 million and the adjusted ratio would have been approximately 87.3%

for 2004. The adjusted 2004 ratio compared to the 2003 ratio indicates that we are paying medical claims faster. The increase is primarily attributable to improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay medical claims more quickly. Review of the nine-month periods presented above shows that as of September 30, 2005, 84.6% of current year net incurred medical claims had been paid in the period incurred, as compared to 83.5% for the same period in 2004.

We calculate the percentage of prior year redundancies in the current period to net incurred medical claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was 1.4% for 2004, 2.3% for 2003 and 1.9% for 2002. The 2.3% ratio for 2003 was impacted by having only five months of net incurred medical claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, prior year net incurred medical claims would have been $11,107.2 million and the adjusted ratio would have been approximately 2.0% for 2003. For the nine months ended September 30, 2005, the metric was 3.9%, which was calculated using the redundancy of $609.9 million shown above, which represents an estimate based on paid medical claim activity from January 1, 2005 to September 30, 2005. This ratio is impacted by having only one month of net incurred medical claims for the former WHN in 2004. If the former WHN had been included for the full year 2004, estimated current year net incurred medical claims would have been $31,281.2 million and the adjusted ratio would have been approximately 1.9% for the nine months ended September 30, 2005. The ratio of 3.9% is subject to change based on future paid medical claim activity through the remainder of 2005.

The adjusted ratios provided are intended to facilitate understanding of the effects that recent acquisitions have had on the reconciliation of medical claims payable.

We have reviewed our medical claims that have developed as a result of the recent hurricanes that have impacted Alabama, Florida, Louisiana, Mississippi and Texas for the three and nine months ended September 30, 2005. Based on this review and our nominal membership in these states, we believe that our claims exposure related to the recent hurricanes is immaterial to our financial position at September 30, 2005 and to our results of operations for the three and nine months then ended.

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

Earlier this year, a refund claim we filed in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 million related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.04 for the nine months ended September 30, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, for the first quarter of

2004. Net income per basic and diluted share was $0.16 for the nine months ended September 30, 2004, relating to the impact of this legislation. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards; therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional tax liability for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted. As of September 30, 2005, the Internal Revenue Service continues its examination of our 2001 and 2002 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2005 was $10,149.4 million and other intangible assets were $8,041.5 million. The sum of goodwill and intangible assets represents 43% of our total consolidated assets and 86% of our consolidated shareholders’ equity at September 30, 2005.

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

On November 30, 2004, we acquired WHN. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $7,579.6 million of non-tax deductible goodwill and $7,046.0 million of identifiable intangible assets. During the nine months ended September 30, 2005, adjustments to goodwill and other intangible assets resulted primarily from refinements to third party valuations of certain intangible assets, adjustments to change in control liabilities and accounting for the tax benefit related to the exercise of stock options. The purchase price allocation is preliminary and additional refinements may occur through the allocation period as defined in FAS 141.

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

Investments

Investment securities, other than long-term investments, were $14,579.4 million at September 30, 2005 and represented 35% of our total consolidated assets at September 30, 2005. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all investments in our available-for-sale portfolio, with the exception of certain securities held for contractual or regulatory purposes, are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

In addition to current available-for-sale investment securities, we held long-term investments of $693.4 million, or 2% of total consolidated assets, at September 30, 2005. These long-term investments consist primarily of restricted assets, certain equity securities and other investments, including investments on deposit with regulatory agencies. Due to their restricted nature, these investments are classified as long-term without regard to contractual maturity dates.

An impairment review of securities to determine if declines in fair value below cost or amortized cost, as appropriate, are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets.

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

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, including plans sponsored by WHN prior to the merger. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods. For each of our defined benefit pension plans, we use a September 30 measurement date for determining benefit obligations and fair value of plan assets. Prior to 2005, plans sponsored by WHN used a December 31 measurement date. The effective rates discussed below are based on a weighted average of all the plans.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. At our last measurement date (September 30, 2005), we selected an expected rate of return on plan assets of 8.00% for all plans (compared to a weighted average 8.16% for 2005 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years, producing the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (September 30, 2005), we selected a discount rate of 5.25% for all plans (compared to a weighted average discount rate of 5.83% at September 30, 2004). We developed this rate using a yield curve approach with consideration of a benchmark rate of the Moody’s Aa Corporate Bond Index. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to better match the expected cash flows of our specific benefit plans. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87, Employers Accounting for Pensions.

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

As of our measurement date, we had approximately 56% of plan assets invested in equity securities, 36% in fixed maturity securities and 8% in other assets. Approximately $13.1 million, or less than 1%, of plan assets, were invested in WellPoint common stock as of September 30, 2005.

At September 30, 2005, our consolidated net prepaid pension asset was $282.3 million. For the year ending December 31, 2005, no contributions are required under ERISA, however, we made tax deductible discretionary contributions of $114.6 million during the nine months ended September 30, 2005. No further contributions are expected in 2005.

For the three and nine months ended September 30, 2005, we recognized consolidated pre-tax pension expense of $11.4 million and $34.2 million, respectively. For the three and nine months ended September 30, 2004, we recognized consolidated pre-tax pension expense of $10.2 million and $30.6 million, respectively.

On August 10, 2005, we announced that effective January 1, 2006, we would curtail the benefits under the Anthem Cash Balance Pension Plan, or the Plan. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. Expected savings that should be generated by the curtailment of benefits under the Plan will be partially offset by increased matching contributions to certain defined contribution plans.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $380.3 million at September 30, 2005.

At our last measurement date (September 30, 2005), we selected a discount rate of 5.25% for all plans (compared to a weighted average of 5.87% at September 30, 2004). We developed this rate using a yield curve approach with consideration of a benchmark rate of the Moody’s Aa Corporate Bond Index.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our last measurement date was 9.00% for 2006 with a gradual decline to 5.00% by the year 2011. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported.

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

There were no other new accounting pronouncements issued during the first nine months of 2005 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005, net cash flow provided by operating activities was $2,292.9 million, compared to $690.4 million for the nine months ended September 30, 2004, an increase of $1,602.5 million. This increase resulted from improved net income, primarily from the impact of the merger with WHN, partially offset by higher incentive payments, higher pension funding and the funding of certain merger-related undertakings in California.

Net cash flow used in investing activities was $1,605.6 million in 2005, compared to $424.9 million of cash used in 2004. The table below outlines the increase in cash flow used in investing activities of $1,180.7 million between the two periods (in millions):

(In Millions)	Change in Cash Used in Investing Activities
Increase in net purchases of investments	$803.5
Increase in net purchases of subsidiaries	330.2
Decrease in proceeds from settlement of a cash flow hedge	20.3
Increase in net purchases of property and equipment	26.7

Net increase in cash used in investing activities	$1,180.7

Net cash flow provided by financing activities was $18.8 million in 2005 compared to cash used in financing activities of $19.4 million in 2004. The table below outlines the increase in cash flow provided by financing activities of $38.2 million between the two periods (in millions):

(In Millions)	Change in Cash Used in Financing Activities
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	$316.1
Increase in repurchases of common stock	(251.2)
Net increase in proceeds from commercial paper borrowings	127.9
Increase in repayment of long-term borrowings	(150.0)
Other	(4.6)

Net increase in cash used in financing activities	$38.2

Financial Condition

We continue to maintain a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $17.4 billion at September 30, 2005. Since December 31, 2004, total cash, cash equivalents and investments, including long-term investments, increased by $1.6 billion primarily from cash flow from operations resulting from our net income, which included the impact of our merger with WHN.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Also, in connection with the WHN merger, the Company and certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance that contained various commitments, including a remaining commitment to provide $11.5 million of support for health benefit programs in Georgia. Additional undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At September 30, 2005, we held at the parent company approximately $1.6 billion of our consolidated $17.4 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 17.1% as of September 30, 2005 and 18.5% as of December 31, 2004.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We will have cash requirements of approximately $3.2 billion for the pending transaction with WellChoice, including both the cash portion of the purchase price and estimated transaction costs. We have obtained a commitment for a bridge loan of up to $3.0 billion. Additionally, as of September 30, 2005, at the parent company we had $1.6 billion of cash, cash equivalents and investments and access to $1.6 billion under our credit facilities discussed below. Under the terms of the bridge loan commitment, all borrowings must be repaid within 364 days from the date of initial borrowing. We intend to obtain permanent or long-term financing for part of the cash portion of the merger consideration through the issuance of commercial paper and/or borrowings under a new senior credit facility and the issuance of approximately $2.7 billion of long-term debt securities.

In November 2004, we entered into senior revolving credit facilities with our lenders. The facilities include a $1,000.0 million facility, which expires on November 29, 2005, and a $1,500.0 million facility, which expires on November 30, 2009. We are currently negotiating a credit facility to replace the $1,000.0 million facility that expires on November 29, 2005. Our ability to borrow under these facilities is subject to compliance with certain covenants. As of September 30, 2005, there were no amounts outstanding under these facilities and we were in compliance with all covenants. These revolving credit facilities support our commercial paper program described in the next paragraph. Any borrowings under the commercial paper program will reduce the availability under the revolving credit facilities.

Effective upon the merger with WHN, the board of directors authorized an increase in our commercial paper program from $1.0 billion to $2.0 billion. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes maturing no more than 270 days after the date of issuance. When issued, the notes bear interest at current market rates. There were $921.1 million of borrowings outstanding under the commercial paper program as of September 30, 2005. The borrowings outstanding as of September 30, 2005 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

In December 2002, we filed a shelf registration with the Securities and Exchange Commission to register any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1.0 billion. Specific information regarding terms of the offering and the securities being offered will be provided at the time of the offering. Proceeds from any offering will be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. As of September 30, 2005, WellPoint had $800.0 million of the shelf registration capacity remaining.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. For the nine months ended September 30, 2005, we received $1.6 billion of dividends from our subsidiaries.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

In 2003, the Board of Directors authorized us to repurchase up to $500.0 million of stock under a program that would have expired in February 2005. During 2003 and 2004, WellPoint repurchased $299.5 million of shares under this program. On October 25, 2004, the Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date until February 2006. On August 18, 2005, the Board of Directors

authorized an increase from the remaining $367.1 million to $1.0 billion, and eliminated the expiration date on the repurchase program. On October 24, 2005, the Board of Directors reaffirmed the action taken on August 18, 2005 and authorized an increase from $1.0 billion to $2.0 billion upon the effective time of the contemplated merger between the Company and WellChoice. Under this program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased approximately 5.1 million shares during the nine months ended September 30, 2005 at a cost of $333.4 million. No shares were repurchased during the three months ended September 30, 2005 due to our negotiations with WellChoice. As of September 30, 2005, we had $1.0 billion of authorization remaining under this program.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. For the year ending December 31, 2005, no contributions under ERISA are required, however, the Company made a $100.0 million tax deductible discretionary contribution during the three months ended September 30, 2005. No further contributions are expected in 2005.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

On July 1, 2005, we entered into an agreement with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from us to IBM. Our future commitment under this contract is approximately $719.0 million over a seven-year period. We have the ability to terminate this agreement with 120 days written notice, subject to early termination fees.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2004, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our RBC as of December 31, 2004, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross Blue Shield Association and with the tangible net worth requirements applicable to certain of WellPoint’s California subsidiaries.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934.

The Company continues to integrate processes following the November 30, 2004 acquisition of WHN. There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation and the Thomas Litigation discussed in the Company’s 2004 Annual Report on Form 10-K and Note 11 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0 million, of which $135.0 million will be paid to physicians and $5.0 million will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 million will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. A hearing for final approval is scheduled for December 2, 2005, in Miami, Florida.

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. On September 30, 2005, the Company entered into a settlement agreement to resolve the litigation. The settlement has three components. First, the Company will increase the total annual reimbursement to physicians in the twelve county area (six counties each in Ohio and Kentucky) by $35 million in 2005, an additional $20 million in 2006 and an additional $15 million in 2007. The increases will be measured against the total reimbursement amount for the same area in 2004. Second, the Company will pay $2.75 million to plaintiffs, for payments to retired doctors and incentive awards to the named plaintiffs, with the remainder going to a charitable foundation to improve health care in the affected area. Third, the Company will pay $9.6 million in attorneys’ fees to the plaintiffs’ class counsel. Both the Kentucky court and the Ohio court preliminarily approved the settlement on September 30, 2005. A final fairness hearing is scheduled for November 21, 2005.

In June 2001, a case titled Thomas E. McFarland, et al., v. UniCare Life & Health Insurance Co. was filed as a putative class action in the Circuit Court of Cook County, Illinois, alleging that UniCare had breached its contracts with members by increasing co-payments and deductibles and reducing certain benefits. The court certified a class on April 27, 2004. The parties subsequently filed cross-motions for summary judgment. On October 4, 2005 the court granted summary judgment in plaintiffs’ favor, holding that UniCare had breached its contracts and that class members were entitled to damages from September 1, 2000 to the present. UniCare is considering its legal options, including appeal.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(In millions, except share and per share data)
July 1, 2005 to July 30, 2005	2,626	$69.75	–	$367.1
August 1, 2005 to August 31, 2005	1,535	70.82	–	1,000.0
September 1, 2005 to September 30, 2005	5,011	73.33	–	1,000.0

	9,172	71.89	–

(1)	Total number of shares purchased includes 9,172 shares delivered to or withheld by the Company in connection with stock-for-stock option exercises and employee payroll tax withholding upon exercise of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

(2)	Represents the number of shares repurchased through our repurchase program initially announced on February 2, 2003. The Company’s Board of Directors initially authorized repurchase of up to $500.0 million under the program, which was to expire on February 2005. During 2003 and 2004, the Company repurchased $299.5 million of shares under this program. On October 27, 2004, the Company announced that its Board of Directors authorized an increase of $500.0 million to the program and extended the expiration date to February 2006. On August 18, 2005, the Company’s Board of Directors authorized an increase from the remaining $367.1 million to $1.0 billion, and eliminated the expiration date on the repurchase program. On October 24, 2005, the Board of Directors reaffirmed the action taken on August 18, 2005, and authorized an increase from $1.0 billion to $2.0 billion upon the effective time of the contemplated merger between the Company and WellChoice Inc. During the nine months ended September 30, 2005, the Company repurchased approximately 5.1 million shares at a cost of $333.4 million. No shares were repurchased during the three months ended September 30, 2005. Remaining authorization under the program is $1.0 billion as of September 30, 2005.

In connection with its acquisition of Trigon Healthcare, Inc. in 2002, the Company assumed obligations under the Trigon Insurance Company 401(k) Restoration Plan (the “Trigon Deferred Compensation Plan”), pursuant to which a select group of employees formerly employed by Trigon Healthcare, Inc. make, among other things, voluntary deferrals of their compensation from the Company. Participant accounts in the Trigon Deferred Compensation Plan are credited with earnings based on the performance of one or more investment fund alternatives that each participant may select from a list of mutual fund options provided under the Trigon Deferred Compensation Plan. Participants may also elect to have the investment return on their accounts measured in terms of a Company Common Stock fund. Deferrals into the Trigon Deferred Compensation Plan will cease beginning on January 1, 2006.

In connection with the Trigon Deferred Compensation Plan, the Company maintains a rabbi trust with assets generally equivalent in value to the amount of deferred compensation held in the Trigon Deferred Compensation Plan and composed of the mutual fund shares and Company Common Stock in amounts that mirror the investment alternatives selected by the participants for measuring the investment return on their account balances. In connection with the administration of the Trigon Deferred Compensation Plan, from time to time the trustee for the rabbi trust historically made open-market sales of Company Common Stock to reflect participant directives to move all or part of their account balances out of the Company Common Stock fund and into one or more of the mutual fund investment options available under the Trigon Deferred Compensation Plan.

In September 2005, the Company determined that such sales from the rabbi trust may be deemed to constitute sales by the Company. Accordingly, the Company instructed the trustee to discontinue such sales. During the quarter ended September 30, 2005, the trustee sold approximately 12,200 shares of Company Common Stock at a per share price of approximately $76.65 per share, for an aggregate amount of approximately $935,000 (net of brokers fees and commissions of approximately $650). During the period from July 31, 2002 (the date of the Trigon acquisition) to September 30, 2005, approximately 92,187 shares were sold at prices per share ranging from approximately $30.93 to $76.65 (adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend on May 31, 2005), for an aggregate amount of approximately $4,568,000 (net of broker fees and commissions of approximately $2,000).

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

WELLPOINT, INC.
Registrant

Date: October 26, 2005	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 26, 2005	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Senior Vice President and
Chief Accounting Officer
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.4	Agreement and Plan of Merger, dated as of September 27, 2005, among WellPoint, Inc. (the “Company”), WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on From 8-K filed on September 30, 2005.

2.5	Voting Agreement, dated as of September 27, 2005, by and between the Company and The New York Public Asset Fund, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

2.6	Memorandum of Understanding, dated as of September 27, 2005, by and between Dr. Michael A. Stocker and the Company incorporated by reference to Exhibit 2.3 to the Company’s Current Report on From 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

Exhibit Number	Exhibit

4.7	Senior Note Indenture, dated as of December 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed on August 25, 2004.

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

(b) Form of the Company’s 3.750% Notes due 2007 (included in Exhibit 4.11).

(c) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.11).

Exhibit Number		Exhibit

(d) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.11).

(e) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.11).

4.12		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.51	*	(o) Amendment to WellPoint 401(k) Retirement Savings Plan, executed on April 26, 2005.

10.57	*	(a) Letter of Agreement, dated as of July 22, 2005, among the Company, WellPoint Foundation and Leonard D. Schaeffer.

10.58		Settlement Agreement, dated as of July 11, 2005, by and among the Company, the Representative Plaintiffs, the Signatory Medical Societies and Class Counsel.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plans or arrangements.

.