Form 10-K
period 2005-12-31
WELLPOINT INC
filed 2006-02-23
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2005 was approximately $42,376,993,166.

As of February 15, 2006, 657,005,900 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006.

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2005

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including “Risk Factors” set forth in Part I Item 1A hereof and our reports filed with the Securities and Exchange Commission from time to time.

References in this Annual Report on Form 10-K to the term “WellPoint” or the “Company” refer to WellPoint, Inc. and its direct and indirect subsidiaries, as the context requires, after the merger of Anthem, Inc. and WellPoint Health Networks Inc. on November 30, 2004. References to the term “WHN” refers to WellPoint Health Networks Inc. prior to the merger. References to the terms “we,” “our,” or “us,” refer to WellPoint.

PART I

ITEM 1. BUSINESS.

General

We are the largest commercial health benefits company in terms of membership in the United States, serving approximately 34 million medical members as of December 31, 2005. We are an independent licensee of the Blue Cross Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. We also serve our members throughout various parts of the United States as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries and Puerto Rico through an affiliate.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs, health maintenance organizations, or HMOs, point-of-service plans, or POS plans, traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance, dental, vision, behavioral health benefits, workers compensation and long-term care insurance. For our insured products, we charge a premium and assume all or a portion of the health care risk. Under self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. Approximately 93% of our 2005 operating revenue was derived from premium income, while approximately 7% was derived from administrative services and other revenues.

Our customer base primarily includes large groups with 51 to 4,999 eligible employees (48% of our medical members at December 31, 2005), and individuals under age 65 and small groups of one to 50 eligible employees, also known as ISG (17% of our medical members as of December 31, 2005). Other major customer types include National Accounts (multi-state employer groups with 5,000 or more employees), BlueCard Host (enrollees of non-owned BCBS plans who receive benefits in our BCBS markets), Senior (over age 65 individuals enrolled in Medicare Supplement or Medicare Advantage policies) and State Sponsored Programs (primarily Medicaid and State Children’s Health Insurance Plans). We market our products through an extensive network of independent agents and brokers (primarily for Individual, Small Group and Senior customers) and through our in-house sales force that are compensated on a commission basis for new sales and retention of existing business (primarily for Large Group customers).

The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit plans by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market share enables us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses.

Our results of operations depend in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts.

We believe health care is local, and feel that we have the strong local presence required to understand and meet local customer needs. Our local presence and national expertise have created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals.

Our vision is to transform health care and become the most valued company in our industry. Our mission is to improve the lives of people we serve and the health of our communities. One of the strategies to achieve our vision and fulfill our mission is automation of interactions with customers, brokers, agents, employees and other stakeholders through web-enabling technology and enhancing internal operations. We continue to develop our e-business strategy with the goal of becoming widely regarded as an e-business leader in the health benefits industry. The strategy includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced self-service capabilities benefiting customers, agents, brokers, partners and our associates.

WellPoint is a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the Securities and Exchange Commission, or SEC. Our website is www.wellpoint.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint is an Indiana corporation incorporated on July 17, 2001.

As required by NYSE Rule 303A.12, in 2005 we filed with the NYSE the annual chief executive officer certificate with no qualifications, indicating that the chief executive officer is unaware of any violations of the NYSE corporate governance standards. In addition, we are filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K.

Recent Transactions

We intend to continue our expansion through organic growth and strategic acquisitions. Listed below are the more significant transactions that were completed by WellPoint during the last two years.

•	On December 28, 2005 (December 31, 2005 for accounting purposes) we completed our previously announced acquisition of WellChoice, Inc., or WellChoice. Under the terms of the merger agreement, the stockholders of WellChoice received consideration of $38.25 in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. In addition, WellChoice stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $6.5 billion. WellChoice merged with and into WellPoint Holding Corp., a direct and wholly-owned subsidiary of WellPoint, with WellPoint Holding Corp. as the surviving entity in the merger.

•	On June 9, 2005, we completed our acquisition of Lumenos, Inc., or Lumenos, for approximately $185.0 million in cash paid to the stockholders of Lumenos. Lumenos is recognized as a pioneer and market leader in consumer-driven health programs.

•

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005. All applicable historical weighted average share and per share amounts and all references to stock compensation data and market prices of our common stock for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect this two-for-one stock split.

•	On November 30, 2004, Anthem, Inc., or Anthem, and WellPoint Health Networks Inc., or WHN, completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc., or WellPoint. As a result of the merger, each WHN stockholder received consideration of $23.80 in cash and one share of WellPoint common stock for each share of WHN common stock held. In addition, WHN stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $15.8 billion.

Industry Overview

The health benefits industry has experienced significant change in the last decade. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO, CDHPs and hybrid plans, such as POS plans, are among the various forms of managed care products that have developed over the past decade. Through these types of products, we attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to our members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. Members are charged periodic, pre-paid premiums and pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO and POS products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.

Recently, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage, physicians and hospitals, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums. CDHPs, which are relatively high deductible PPO products and which are often paired with some type of member health care expenditure account that can be used at the member’s discretion to help fund member out-of-pocket costs, help to meet this demand. CDHPs also usually incorporate member education, wellness, and care management programs, to help customers make better informed health care decisions. We believe we are well-positioned in each of our regions to respond to these market preferences.

Each of the BCBS companies, of which there where 38 independent primary licensees as of December 31, 2005, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any member from one state works or travels outside of the state in which the policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of BCBS plans not affiliated with us.

Competition

The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products and increased quality awareness and price sensitivity among customers.

Health benefits industry participants compete for customers mainly on the following factors:

•	price;

•	quality of service;

•	access to provider networks;

•	flexibility of benefit designs;

•	reputation (including National Committee on Quality Assurance, or NCQA, accreditation status);

•	brand recognition; and

•	financial stability.

Over the last few years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. During the last several years, we have made significant investments in technology to enhance our electronic interaction with employers, members and third parties.

We believe our exclusive right to market products under the BCBS brand in many of our markets provides us with an advantage over our competition. In addition, our provider networks in our regions enable us to achieve cost-efficiencies and service levels enabling us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, product value and brand recognition.

To build our provider networks, we compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan.

At the sales and distribution level, we compete for qualified agents and brokers to distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that commission structure, support services, reputation, prior relationships, quality and price of the products are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our regions.

Reportable Segments

We manage our operations through three reportable segments: Health Care, Specialty and Other.

Health Care

Our Health Care segment is an aggregation of various operating segments, principally differentiated by geographic areas within which we offer similar health benefit products and services, including commercial accounts, senior, Medicaid and other state sponsored businesses. These geographic areas include California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia, and Wisconsin. In addition, UniCare provides services in various other areas of the United States.

Specialty

Our Specialty segment is comprised of businesses providing pharmacy benefit management, specialty pharmacy distribution, group life and disability insurance benefits, dental, workers’ compensation and long-term care insurance. We also provide benefits for vision and behavioral health services.

Other

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal and United Government Services; Arcus Enterprises, which works to develop innovative means to promote quality care, well being and education; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments. Effective December 31, 2005, Empire Medical Services, the Medicare processing company of the former WellChoice, was also included in our Other segment.

For additional information regarding the operating results of our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

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

Consumer-Driven Health Plans.    CDHPs provide consumers with increased financial responsibility, choice and control regarding how their health care dollars are spent. Generally, CDHPs combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account. Some or all of the dollars remaining in the personal care account at year-end can be rolled over to the next year for future health care needs.

Management Services.    In addition to fully insured products, we provide administrative services to large group employers that maintain self-funded health plans. These administrative services include underwriting, actuarial services, medical management, claims processing and administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also underwrite stop loss insurance for self-funded plans.

Senior Plans.    We offer numerous Medicare supplemental plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. We also offer a managed care alternative to the Medicare program in certain geographic areas. Additionally, we offer Medicare Advantage plans, HMO fee-for-service and Medicare approved drug discount cards in certain geographic regions. Currently, our Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare. Our Medicare-approved drug discount cards afford Medicare beneficiaries, without prescription drug coverage, access to our drug discounts. Effective January 1, 2006, we began marketing Medicare Part D Prescription Drug Plans, or Part D, to eligible Medicare beneficiaries in all 50 states.

BlueCard.    BlueCard host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-WellPoint controlled BCBS licensee, who is the “home” plan. We perform certain administrative functions for BlueCard host members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.

Medicaid Plans and Other State-Sponsored Programs.    In California, a subsidiary holds contracts with the state to provide managed care programs to MediCal, California’s Medicaid program, in a large part of the state. We have also obtained Medicaid contracts to serve members in several other states including, but not limited to Virginia, West Virginia and Connecticut (and the Commonwealth of Puerto Rico) in which we conduct business.

Specialty

Pharmacy Products.    We offer pharmacy services and pharmacy benefit management services to our members. Our pharmacy services incorporate features such as drug formularies (where we develop lists of preferred, cost effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by us include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. Two of our subsidiaries are also licensed pharmacies and make prescription dispensing services available through mail order for pharmacy benefit management clients. In July 2005, we launched Precision Rx Specialty Solutions, a full service specialty pharmacy designed to help improve quality and cost of care by coordinating a relatively new class of prescription medications commonly referred to as biopharmaceuticals, also known as specialty medications.

In September 2005, we were awarded contracts to offer Medicare Part D Prescription Drug Plans, or Part D, to eligible Medicare beneficiaries in all 50 states. We began offering these plans to customers through our health benefit subsidiaries throughout the country and providing administrative services for Part D offerings through our pharmacy benefits management companies, on January 1, 2006.

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

Vision Services.    Our vision plans include networks within the states we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both an insured and self-funded basis.

Long-Term Care Insurance.    We offer long-term care insurance products to our California members through a subsidiary. The long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health services.

Workers Compensation Plan.    We offer workers compensation products to employees principally in the states of Wisconsin, Illinois and Iowa. We ceased underwriting workers compensation business effective December 28, 2005; however, we continue to provide network rental and medical management services to workers compensation carriers.

Other

Medicare Fiscal Intermediary Operations.    Through our AdminaStar Federal and United Government Services subsidiaries, we serve as fiscal intermediaries for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers. As a fiscal intermediary, we receive reimbursement for certain costs and expenditures. Effective December 31, 2005, Empire Medical Services, the Medicare processing company of the former WellChoice, was also included in our Other segment.

Customer Types

Our products are generally developed and marketed with an emphasis on the differing needs of various customer groups. In particular, our product development and marketing efforts take into account the differing characteristics between the various customer groups served by us, including individuals and small employers, large employers, seniors and Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Each business unit is responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer groups. We believe that one of the keys to our success has been the focus on distinct customer groups defined generally by employer size and geographic region, which better enables us to develop benefit plans and services that meet the unique needs of the distinct markets.

In each geographic region, we balance the need to customize products with the efficiencies of product standardization. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. As of December 31, 2005, our customer types include the following categories:

•

Large groups include employers with 51 to 4,999 employees eligible to participate as a member in one of our health plans as well as public entities that serve educational and public sector clients. In addition, Large group includes customers with 5,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter’s state. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Large group cases may be experience rated or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, and our ability to effectively service large complex accounts. Large group also includes members in the Federal Employee Program. As a BCBSA licensee, we participate in a nationwide contract with the Federal government whereby we cover Federal employees and their dependents in our multi-state service area. Service area is defined as the geographic area in which we are licensed to sell BCBS products. We participate in the overall financial risk for medical claims on a pooled basis with the other participating BCBS companies, and are reimbursed for our costs plus a fee. Large groups accounted for 48% of our members at December 31, 2005.

•	Individual (under 65) and small groups are defined as members who purchase health insurance services as individuals or through employers with one to 50 eligible employees. While individual policies are generally sold through independent agents and brokers or our in-house sales force, small groups are sold almost exclusively through independent agents and brokers. Small group cases are sold on a fully-insured basis. Underwriting and pricing is typically done on a community rated basis. Conversely, individual business is also sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual and small group customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with individual and small groups as compared to large groups. Individuals and small groups accounted for 17% of our members at December 31, 2005.

•	National Accounts are defined as multi-state employer groups headquartered in a WellPoint service area with 5,000 or more eligible employees, including 5% or more located in a service area outside of the headquarter’s state. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 14% of our members at December 31, 2005.

•	BlueCard host customers are defined as enrollees of other BCBS plans, or the “home” plans, who receive health care services in our BCBS licensed markets. BlueCard host membership accounted for 11% of our members at December 31, 2005.

•	Senior customers are defined as members age 65 and over with Medicare Supplement or Medicare Advantage policies. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. The Medicare Advantage program is the managed care alternative to the federally funded Medicare program. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner. Senior business accounted for 4% of our members at December 31, 2005.

•	State sponsored program membership is defined as eligible members with state sponsored managed care alternatives for the Medicaid and State Children’s Health Insurance programs that we manage. In 2000, WHN entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health Reform Program in Puerto Rico. As of December 31, 2005, the Company’s 50% share of this joint venture served approximately 254,000 members. Total state sponsored program business accounted for 6% of our members at December 31, 2005.

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two principal funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain most or all of the financial risk associated with their employees’ health care costs. Some employers choose to purchase stop-loss coverage to limit their retained risk. These employers are reported with our self-funded business.

The following tables set forth our medical membership by customer type and funding arrangement:

	December 31
	2005[1]	2004
	(In thousands)
Customer Type
Large Group	16,362	13,073
Individual and Small Group (ISG)	5,645	5,199
National Accounts	4,776	3,212
BlueCard	3,915	3,463

Total National	8,691	6,675
Senior	1,224	1,059
State Sponsored	1,934	1,722

Total medical membership by customer type	33,856	27,728

Funding Arrangement
Self-Funded	16,234	13,039
Fully-Insured	17,622	14,689

Total medical membership by funding arrangement	33,856	27,728

[1]	Includes 1,798 self-funded and 2,989 fully-insured members from the WellChoice acquisition that closed on December 28, 2005.

For additional information regarding the change in medical membership between years, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

Networks and Provider Relations

Our relationships with physicians, hospitals and professionals that provide health care services to our members are guided by regional and national standards for network development, reimbursement and contract methodologies.

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. However, in certain markets we believe capitation can be a useful method to lower costs and reduce underwriting risk, and we therefore have some capitation contracts.

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

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee-for-service is our predominant reimbursement methodology for physicians. We generally use a resource-based relative value system, or RBRVS, fee schedule to determine fee for service reimbursement. However, we also use proprietary fee schedules in certain markets. The RBRVS structure was developed and is maintained by the Centers for Medicare & Medicaid Services, or CMS, and is used by the Medicare program and other major payers. The RBRVS and proprietary systems are independent of submitted fees and therefore are not as vulnerable to inflation. In addition, we have implemented and continue to expand physician incentive contracting which recognizes clinical quality and performance as a basis for reimbursement.

Like our physician contracts, our hospital contracts provide for a variety of reimbursement arrangements depending on the network. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. Many hospitals are reimbursed on a fixed amount per day for covered services (per diem) or a case rate basis similar to Medicare (Diagnosis Related Groups). Other hospitals are reimbursed on a discount from approved charge basis for covered services. Hospital outpatient services are reimbursed based on fixed case rates, fee schedules or percent of charges. To improve predictability of expected cost, we frequently use a multi-year contracting approach and have been transitioning to case rate payment methodologies. Many of our hospital contracts have reimbursement linked to improved clinical performance, patient safety and medical error reduction.

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

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. Many of our health plans have implemented precertification programs for certain high cost radiology studies, addressing an area of historically significant cost trends.

Concurrent review.    Another traditional medical management strategy we use is concurrent review, which is based on nationally recognized criteria developed by third-party medical specialists. With concurrent review, the requirements and intensity of services during a patient’s hospital stay are reviewed, often by an onsite skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting.

Disease management.    We use sophisticated care models built around disease management and advanced care management. These programs focus on those members who have chronic and/or complex illness and require the greatest amount of medical services and allow us to provide important information to our physician providers and members to help them optimally manage the care of their specific conditions. For example, certain therapies and interventions for patients with diabetes help prevent some of the serious, long-term medical consequences of diabetes and reduce the risks of kidney, eye and heart disease. Our information systems can provide feedback to our physicians to enable them to improve the quality of care. For other prevalent medical conditions such as heart disease and asthma, our ability to correlate pharmacy data and medical management data allows us to provide important information to our members, physicians and other providers, which enable them to more effectively manage these conditions.

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

Formulary management.    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies.

Medical policy.    A medical policy group comprised of physician leaders from all of our geographic regions, working in cooperation with academic medical centers, practicing community physicians and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and the American Cancer Society, determines our national policy for the application of new technologies.

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

Health Care Quality Initiatives

Increasingly, the health care industry is able to define quality health care based on preventive health measurements, outcomes of care and optimal care management for chronic disease. A key to our success has been our ability to work with our network physicians and hospitals to improve the quality and outcomes of the health care services provided to our members. Our ability to promote quality medical care has been recognized by the NCQA, the largest and most respected national accreditation program for managed care health plans.

A range of quality health care measures, including the Health Plan Employer Data and Information Set, or HEDIS, has been incorporated into the oversight certification by NCQA. HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For the HMO and POS plans, NCQA’s highest accreditation is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS results that are in the highest range of national or regional performance. For the PPO plans, NCQA’s highest accreditation is granted to those plans that have excellent programs for quality improvement and consumer protection and that meet or exceed NCQA’s standards. Overall, our managed care plans have been rated “Excellent” by the NCQA, with certain plans scheduled to receive accreditation in the near future.

In addition, we have initiated a broad array of quality programs, including those built around smoking cessation and transplant management, and increasingly effective hospital and physician quality initiatives centered on women’s health care, diabetes and patient safety. During 2005, we created a strategic partnership with WebMD Health, which provides members access to online health information products and provides members the ability to search for medically sound information and innovative ways to proactively manage their health. Our online tool set offered through WebMD encourages members to adopt healthy behaviors and lifestyles that lead to better health outcomes and lower care costs associated with manageable and preventable chronic illnesses.

Pricing and Underwriting of Our Products

We price our products based on our assessment of current health care claim costs and emerging health care cost trends, combined with charges for administrative expenses, risk and profit. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.

In applying our pricing to each employer group and customer, we maintain consistent, competitive, strict underwriting standards. We employ our proprietary accumulated actuarial data in determining underwriting and pricing parameters. Where allowed by law and regulation, we underwrite individual policies based upon the medical history of the individual applying for coverage, small groups based upon case specific underwriting procedures and large groups based on each group’s aggregate claim experience. Also, we employ credit underwriting procedures with respect to our self-funded products.

In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. Any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience, or charged against future favorable experience.

BCBSA License

We have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which we operate. We have the exclusive right to use the BCBS names and marks for our health benefits products in California (Blue Cross only), Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In addition, following our December 28, 2005 acquisition of WellChoice, we have the exclusive right to use the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, and the non-exclusive right to use these names and marks in one upstate New York county. Further, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a nonexclusive right to use only Blue Cross names and marks in an additional four upstate New York counties.

Each license requires an annual fee to be paid to the BCBSA. The fee is based upon enrollment and premium. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products.

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

The license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, including:

•	minimum capital and liquidity requirements;

•	enrollment and customer service performance requirements;

•	participation in programs that provide portability of membership between plans;

•	disclosure to the BCBSA relating to enrollment and financial conditions;

•	disclosures as to the structure of the BCBS system in contracts with third parties and in public statements;

•	plan governance requirements;

•	a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined net revenue attributable to health benefit plans within its service area must be sold, marketed, administered or underwritten under the BCBS names and marks;

•	a requirement that at least 66 2/3% of a licensee’s annual combined national revenue attributable to health benefits plans must be sold, marketed, administered or underwritten under the BCBS names and marks;

•	a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services;

•	a requirement that limits beneficial ownership of our capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors;

•	a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and

•	a requirement that we indemnify the BCBSA against any claims asserted against us resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B.

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	licensure;

•	premium rates;

•	benefits;

•	service areas;

•	market conduct;

•	utilization review activities;

•	prompt payment of claims;

•	universal health care regulation based on the availability to individuals and small groups of a government sponsored health plan administered by a private contractor and funded by increased premium taxes;

•	assessments for state run immunization programs;

•	requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	member rights and responsibilities;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	collection, access or use of protected health information;

•	eligibility requirements;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and or underinsured;

•	underwriting, marketing and rating restrictions for small group products;

•	member and provider complaints and appeals;

•	underwriting and pricing;

•	financial arrangements;

•	financial condition (including reserves and minimum capital or risk based capital requirements);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any state where we do not presently operate, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from state to state. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings.

Medicare Changes

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, became law in December 2003. The MMA significantly changed and expanded Medicare. In a pertinent part, the MMA added prescription drug benefits to Medicare for all Medicare eligible individuals starting January 1, 2006. Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals in all regions of the country. In addition, we are also providing various administrative services for other entities offering prescription drug plans to their employees and retirees through our pharmacy benefit management companies and other affiliated companies.

HIPAA and Gramm-Leach-Bliley Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA imposes obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed health care coverage for small employers having 2 to 50 employees and for individuals who meet certain eligibility requirements. It also requires guaranteed renewability of health care coverage for most employers and individuals. The law limits exclusions based on preexisting conditions for individuals covered under group policies to the extent the individuals had prior creditable coverage.

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. We complied timely with requirements that have gone into effect, and intend to comply with future requirements on or before the compliance dates.

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

Employee Retirement Income Security Act of 1974

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor, or DOL. ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.

HMO and Insurance Holding Company Laws

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

Additionally, the holding company acts of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company, which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Guaranty Fund Assessments

Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance are made retrospectively. The amount and timing of any future assessments, however, cannot be reasonably estimated and are beyond our control.

While the amount of any assessments applicable to life and health guaranty funds cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources.

Risk-Based Capital Requirements

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year.

The law requires increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2005, the RBC levels of our insurance subsidiaries exceeded all RBC thresholds.

Employees

At December 31, 2005, we had approximately 42,000 persons employed on a full-time basis. As of December 31, 2005, a small portion of employees were covered by collective bargaining agreements: 156 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; 141 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; 20 employees in New York city metropolitan area with the Office and Professional Employees International Union, Local 153; and 183 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

Changes in state and federal regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Our insurance, managed health care and health maintenance organization, or HMO, subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure you that future regulatory action by state insurance or HMO authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, changes in government regulations or policy with respect to, among other things, reimbursement levels, could also adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

State legislatures and Congress continue to focus on health care issues. From time to time, Congress has considered various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. Other proposed bills and regulations, including those related to consumer-driven health plans and health savings accounts and insurance market reforms, at state and federal levels may impact certain aspects of our business, including premium receipts, provider contracting, claims payments and processing and confidentiality of health information. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

As a holding company, we are dependent on dividends from our subsidiaries. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends and maintenance of minimum levels of capital.

We are a holding company whose assets include all of the outstanding shares of common stock of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. As a holding company, we depend on dividends from our subsidiaries. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. Our ability to pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, financial condition and results of operations.

Most of our regulated subsidiaries are subject to risk-based capital, known as RBC, standards, imposed by their states of domicile. These laws are based on the RBC Model Act adopted by the National Association of Insurance Commissioners, or NAIC, and require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Our regulated subsidiaries are currently in compliance with the risk-based capital or other similar requirements imposed by their respective states of domicile. As discussed in more detail below, we are a party to license agreements with the Blue Cross Blue Shield Association, which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.

We face risks related to litigation.

We are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include: claims relating to the denial of health care benefits; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business; disputes over co-payment calculations; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance.

A number of class action lawsuits have been filed against us and certain of our competitors in the managed care business. The suits are purported class actions on behalf of certain of our managed care members and network providers for alleged breaches of various state and federal laws. While we intend to defend these suits vigorously, we will incur expenses in the defense of these suits and cannot predict their outcome.

Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic, treble or punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition.

In addition, we are also involved in pending and threatened litigation of the character incidental to the business transacted, arising out of our operations, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated results of operations or financial position.

Our inability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits, maintain our current provider agreements or avoid a downgrade in our ratings may adversely affect our business and profitability.

Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations.

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customer contracts may be subject to renegotiation as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable premiums. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.

The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in health care costs, expenses, general economic conditions and other factors. Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

In addition, our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other health care providers. The failure to maintain or to secure new cost-effective health care provider contracts may result in a loss in membership or higher medical costs. In addition, our inability to contract with providers, or the inability of providers to provide adequate care, could adversely affect our business.

Claims-paying ability and financial strength ratings by recognized rating organizations have become an increasingly important factor in establishing the competitive position of insurance companies and health benefits companies. Rating organizations continue to review the financial performance and condition of insurers. Each of the rating agencies reviews its ratings periodically and there can be no assurance that our current ratings will be maintained in the future. We believe our strong ratings are an important factor in marketing our products to customers, since ratings information is broadly disseminated and generally used throughout the industry. If our ratings are downgraded or placed under surveillance or review, with possible negative implications, the downgrade, surveillance or review could adversely affect our business, financial condition and results of operations. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock.

A reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.

A reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to attain or maintain nationally recognized accreditations; and general economic downturn that results in business failures.

The health benefits industry is subject to negative publicity, which can adversely affect our business and profitability.

The health benefits industry is subject to negative publicity. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect profitability by: adversely affecting our ability to market our products and services; requiring us to change our products and services; or increasing the regulatory burdens under which we operate.

In addition, as long as we use the Blue Cross and Blue Shield names and marks in marketing our health benefits products and services, any negative publicity concerning the Blue Cross Blue Shield Association or other Blue Cross Blue Shield Association licensees may adversely affect us and the sale of our health benefits products and services. Any such negative publicity could adversely affect our business, financial condition and results of operations.

We face competition in many of our markets and customers and brokers have flexibility in moving between competitors.

As a health benefits company, we operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, new strategic alliances, legislative reform, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. This environment has produced and will likely continue to produce significant pressures on the profitability of health benefits companies.

We are dependent on the services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group members. Such independent agents and brokers are typically not exclusively dedicated to us and may frequently also market health care products of our competitors. We face intense competition for the services and allegiance of independent agents and brokers. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition and results of operations.

A change in our health care product mix may impact our profitability.

Our health care products that involve greater potential risk generally tend to be more profitable than administrative services products and those health care products where we are able to shift risk to employer groups. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products. From time to time, we have implemented price increases in certain of our health care businesses. While these price increases may improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between our various products could have a material adverse effect on our business, financial condition, and results of operations.

Our pharmacy benefit management companies operate in an industry faced with a number of risks and uncertainties in addition to those we face with our core health care business.

The following are some of the pharmacy benefit industry-related risks that could have a material adverse effect on our business, financial condition and results of operations:

•	the application of federal and state anti-remuneration laws;

•	compliance requirements for pharmacy benefit manager fiduciaries under ERISA, including compliance with fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs; and potential liability regarding the use of patient-identifiable medical information;

•	a number of federal and state legislative proposals are being considered that could adversely affect a variety of pharmacy benefit industry practices, such as the receipt of rebates from pharmaceutical manufacturers;

•	the application of state laws related to the operation of Internet and mail-service pharmacies.

We believe that our pharmacy benefit management business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that our business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect on our business, financial condition and results of operations.

We are a party to license agreements with the Blue Cross Blue Shield Association that entitle us to the exclusive and in certain areas non-exclusive use of the Blue Cross and Blue Shield names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations.

We use the Blue Cross and Blue Shield names and marks as identifiers for our products and services under licenses from the Blue Cross Blue Shield Association. Our license agreements with the Blue Cross Blue Shield Association contain certain requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks, including: minimum capital and liquidity requirements; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the Blue Cross Blue Shield Association relating to enrollment and financial conditions; disclosures as to the structure of the Blue Cross Blue Shield system in contracts with third parties and in public statements; plan governance requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue attributable to health benefits plans within its service areas must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that at least 66 2/3% of a licensee’s annual combined national net revenue attributable to health benefits plans must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the Blue Cross Blue Shield Association against any claims asserted against us resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.

The standards under the license agreements may be modified in certain instances by the Blue Cross Blue Shield Association. For example, from time to time there have been proposals considered by the Blue Cross Blue Shield Association to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.

Upon the occurrence of an event causing termination of the license agreements, we would no longer have the right to use the Blue Cross and Blue Shield names and marks in one or more of our geographic territories. Furthermore, the Blue Cross Blue Shield Association would be free to issue a license to use the Blue Cross and Blue Shield names and marks in these states to another entity. Events that could cause the termination of a license agreement with the Blue Cross Blue Shield Association include failure to comply with minimum capital requirements imposed by the Blue Cross Blue Shield Association, a change of control or violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. Accordingly, termination of the license agreements could have a material adverse effect on our business, financial condition and results of operations.

Upon termination of a license agreement, the Blue Cross Blue Shield Association would impose a “Re-establishment Fee” upon us, which would allow the Blue Cross Blue Shield Association to “re-establish” a Blue Cross and or Blue Shield presence in the vacated service area. Through December 31, 2005 the fee was set at $80 per licensed enrollee. As of December 31, 2005, we reported 27.3 million Blue Cross and or Blue Shield enrollees. If the re-establishment fee was applied to our total Blue Cross and or Blue Shield enrollees, we would be assessed approximately $2.2 billion by the Blue Cross Blue Shield Association.

Our investment portfolios are subject to varying economic and market conditions, as well as regulation. If we fail to comply with these regulations, we may be required to sell certain investments.

The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. We cannot assure you that our investment portfolios will produce positive returns in future periods. Our regulated subsidiaries are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, real estate and equity investments, which could generate higher returns on our investments. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and, in some instances, require the sale of those investments.

As a Medicare fiscal intermediary, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties.

Like a number of other Blue Cross and Blue Shield companies, we serve as a fiscal intermediary for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers. Part B also includes coverage for durable medical equipment such as diabetic supplies and wheelchairs. As a fiscal intermediary, we receive reimbursement for certain costs and expenditures, which is subject to adjustment upon audit by CMS (formerly the Health Care Financing Administration, or HCFA). The laws and regulations governing fiscal intermediaries for the Medicare programs are complex, subject to interpretation and can expose a fiscal intermediary to penalties for non-compliance. If we fail to comply with these laws and regulations, we could be subject to criminal fines, civil penalties or other sanctions.

Regional concentrations of our business may subject us to economic downturns in those regions.

Our business operations include or consist of strategic business units located in the Midwest, East and West with most of our revenues generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of an economic downturn in these states. If economic conditions in these states deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations.

Large-scale medical emergencies may have a material adverse effect on our business, financial condition and results of operations.

Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued warnings about additional potential terrorist activity involving biological and other weapons. In addition, natural disasters such as the hurricanes experienced in the southeastern part of the United States in 2005 and the potential for a wide-spread pandemic of influenza coupled with the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of wide-spread areas. If the United States were to experience more widespread bioterrorist or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, financial condition and results of operations.

We have built a significant portion of our current business through mergers and acquisitions and we expect to pursue acquisitions in the future.

The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	we may assume liabilities that were not disclosed to us or which we under-estimated;

•	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may also incur additional debt related to future acquisitions; and

•	we would be competing with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. As a holding company, we are not able to repay our indebtedness except through dividends from subsidiaries, some of which are restricted in their ability to pay such dividends under applicable insurance law and undertakings. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.

As of December 31, 2005, we had indebtedness outstanding of approximately $6.8 billion and had available borrowing capacity under our amended and restated revolving credit facility of approximately $898.6 million, which credit facility expires on November 29, 2010. In January 2006, we incurred additional debt of $2.7 billion which was used to repay our bridge loan and a portion of our commercial paper borrowings that were outstanding at December 31, 2005, and we may also incur additional indebtedness in the future. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

As a holding company, we have no operations and are dependent on dividends from our subsidiaries for cash to fund our debt service and other corporate needs. Our subsidiaries are separate legal entities. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. State insurance laws restrict the ability of our regulated subsidiaries to pay dividends, and in some states we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. We cannot assure you that our subsidiaries will be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient to pay the principal of or interest on the indebtedness owed by us.

We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit agreements. If we default under our credit agreements, the lenders could cease to make further extensions of credit or cause all of our outstanding debt obligations under our credit agreements to become immediately due and payable, together with accrued and unpaid interest. If the indebtedness under our notes or our credit agreements is accelerated, we may be unable to repay or finance the amounts due. Indebtedness could also limit our ability to pursue desirable business opportunities, and may affect our ability to maintain an investment grade rating for our indebtedness.

We face intense competition to attract and retain employees.

We are dependent on retaining existing employees, attracting and retaining additional qualified employees to meet current and future needs and achieving productivity gains from our investments in technology. We face intense competition for qualified employees, especially information technology personnel and other skilled professionals, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There also can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on our business, financial condition and results of operations.

The failure to effectively maintain and modernize our operations in an Internet environment could adversely affect our business.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. As a result of our merger and acquisition activities, we have acquired additional systems. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations.

Also, like many of our competitors in the health benefits industry, our vision for the future includes becoming a premier e-business organization by modernizing interactions with customers, brokers, agents, providers, employees and other stakeholders through web-enabling technology and redesigning internal operations. We are developing our e-business strategy with the goal of becoming widely regarded as an e-business leader in the health benefits industry. The strategy includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced self-service capabilities benefiting customers, agents, brokers, partners and employees. There can be no assurance that we will be able to realize successfully our e-business vision or integrate e-business operations with our current method of operations. The failure to develop successful e-business capabilities could result in competitive and cost disadvantages to us as compared to our competitors.

We are dependent on the success of our relationship with a large vendor for a significant portion of our information system resources and certain other vendors for various other services.

We have an agreement with International Business Machines Corporation, or IBM, pursuant to which we outsourced a portion of our core applications development as well as a component of our data center operations and help desk to IBM. We are dependent upon IBM for these support functions. If our relationship with IBM is terminated for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. The contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. We also outsource a component of our data center to another vendor, which could assume much of the IBM work and mitigate business disruption should a termination with IBM occur. We may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of our termination rights are contingent upon payment of a fee, which may be significant.

We have also entered into agreements with large vendors pursuant to which we have outsourced certain functions such as data entry related to claims and billing processes and call center operations for member and provider queries as well as certain Medicare Part D sales. If these vendor relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed.

The anticipated potential benefits of the merger between Anthem, Inc. and WellPoint Health Networks Inc. may not be realized.

We acquired WellPoint Health Networks Inc. in November 2004 because we believed the merger would be beneficial to our companies. Continuing to achieve the anticipated benefits of the merger will depend in part upon whether anticipated synergies are achieved as a result of this merger. Because of the complex nature of the integration process, we cannot provide any assurances regarding the ultimate achievement of anticipated synergies. Any inability of our management to successfully achieve anticipated synergies could have a material adverse effect on our business, results of operations and financial condition.

We may experience difficulties integrating the business of WellChoice with our business and may incur substantial costs in connection with the integration, which could cause us to lose many of the anticipated potential benefits of the acquisition.

Integrating WellChoice’s operations into our operating platform will be a complex, time-consuming and expensive process. Before the acquisition, we and WellChoice operated independently, each with our own business, products, customers, employees, culture and systems. We may experience unanticipated and material difficulties or expenses in connection with the integration of WellChoice, especially given the relatively large size and complexity of WellChoice’s operations. The time and expense associated with this integration may exceed management’s expectations and limit or delay the intended benefits of the transaction. Similarly, the process of combining sales and marketing and network management forces, consolidating administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the transaction may be reduced.

We may face substantial difficulties, costs and delays in integrating WellChoice. These factors may include:

•	retaining and integrating management and other key employees;

•	costs and delays in implementing common systems and procedures, where applicable;

•	perceived adverse changes in product offerings available to customers or customer service standards, whether or not these changes do, in fact, occur;

•	difficulty comparing financial reports due to differing management systems;

•	diversion of management resources from our business;

•	retention of WellChoice’s provider networks;

•	difficulty in retaining existing customers of each company; and

•	reduction or loss of customer sales due to the potential for market confusion, hesitation and delay.

We may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes. Any one of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees.

We acquired WellChoice with the expectation that the acquisition will result in various benefits, including, among others, benefits relating to a stronger and more diverse network of doctors and other health care providers, expanded and enhanced affordable health care services, enhanced revenues, a strengthened market position for us across the United States, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we integrate WellChoice in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

Indiana law, and other applicable laws, and our articles of incorporation and bylaws, may prevent or discourage takeovers and business combinations that our shareholders might consider in their best interest.

Indiana law and our articles of incorporation and bylaws may delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider in their best interests. For instance, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We are regulated as an insurance holding company and subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled, as well as similar provisions included in the health statutes and regulations of certain states where these subsidiaries are regulated as managed care companies or HMOs. The insurance holding company acts and regulations and these similar health provisions restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval.

Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company, insurance company or HMO. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

In addition to the restrictions described above, under the Indiana demutualization law, for a period of five years following November 2, 2001, the effective date of our demutualization, no person may acquire beneficial ownership of 5% or more of the outstanding shares of our common stock without the prior approval of the Indiana Insurance Commissioner and our Board of Directors. Any of our shares acquired in violation of this restriction, without the prior approval of the Indiana Insurance Commissioner and our Board of Directors, may not be voted at any shareholders’ meeting. This restriction does not apply to acquisitions made by us or made pursuant to an employee benefit plan or employee benefit trust sponsored by us. The Indiana Insurance Commissioner has adopted rules under which passive institutional investors could purchase 5% or more but less than 10% of our outstanding common stock with the prior approval of our Board of Directors and prior notice to the Indiana Insurance Commissioner.

Further, the Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved in advance.

Our articles of incorporation restrict the beneficial ownership of our capital stock in excess of specific ownership limits. The ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors, both as defined in our articles of incorporation. Additionally, no person may beneficially own shares of our common stock representing a 20% or more ownership interest in us. These restrictions are intended to ensure our compliance with the terms of our licenses with the Blue Cross Blue Shield Association. By agreement between us and the Blue Cross Blue Shield Association, these ownership limits may be increased. Our articles of incorporation prohibit ownership of our capital stock beyond these ownership limits without prior approval of a majority of our continuing directors (as defined in our articles of incorporation). In addition, as discussed above in the risk factor describing our license agreements with the Blue Cross Blue Shield Association, such license agreements are subject to termination upon a change of control and re-establishment fees would be imposed upon termination of the license agreements.

Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider in their best interests. In particular, our articles of incorporation and bylaws: permit our Board of Directors to issue one or more series of preferred stock; divide our Board of Directors into three classes serving staggered three-year terms; restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; and impose restrictions on shareholders’ ability to amend our articles of incorporation and bylaws.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We have set forth below a summary of our principal office space (locations greater than 100,000 square feet). We believe that our facilities will be sufficient to meet our needs for the foreseeable future.

Location	Amount (Square Feet) of Building Owned or Leased and Occupied by WellPoint	Principal Usage
370 Basset Rd., North Haven, CT	566,000	Operations
220 Virginia Ave., Indianapolis, IN	557,000	Operations
21555 Oxnard St., Woodland Hills, CA	448,000	Operations
11 Corporate Woods, Albany, NY	375,000	Operations
1831 Chestnut St., St. Louis, MO	312,000	Operations
DCS, 2015 Staples Mill Rd., Richmond, VA	295,000	Operations
700 Broadway, Denver, CO	285,000	Operations
3350 Peachtree Rd., Atlanta, GA	272,000	Operations
9901 Linn Station Rd., Louisville, KY	255,000	Operations
DCN, 2015 Staples Mill Rd., Richmond, VA	249,000	Operations
13550 Triton Office Park Blvd., Louisville, KY	234,000	Operations
4241 Irwin Simpson Rd., Mason, OH	224,000	Operations
2000 & 2100 Corporate Center Drive, Newbury Park, CA	218,000	Operations
401 Michigan St., Milwaukee, WI	216,000	Operations
15 MetroTech Center, Brooklyn, NY	217,000	Operations
4361 Irwin Simpson Rd., Mason, OH	213,000	Operations
2 Gannett Dr., South Portland, ME	208,000	Operations
400 S. Salina St., Syracuse, NY	203,000	Operations
120 Monument Circle, Indianapolis, IN	202,000	Principal executive offices
3000 Goff Falls Rd., Manchester, NH	201,000	Operations
2221 Edward Holland Drive, Richmond, VA	193,000	Operations
8115-8125 Knue Road, Indianapolis, IN	184,000	Operations
6740 N. High St., Worthington, OH	182,000	Operations
85 Crystal Run, Middletown, NY	173,000	Operations
1351 Wm. Howard Taft, Cincinnati, OH	167,000	Operations
5151-5155 Camino Ruiz, Camarillo, CA	149,000	Operations
2357 Warm Springs Rd., Columbus, GA	147,000	Operations
233 S. Wacker Drive, Chicago, IL	146,000	Operations
6737 West Washington St., West Allis, WI	144,000	Operations
602 S. Jefferson St., Roanoke, VA	144,000	Operations
4553 La Tienda Drive, Thousand Oaks, CA	120,000	Operations
3 Huntington Quadrangle, Melville, NY	110,000	Operations
11 West 42nd St., New York, NY	107,000	Operations
12433 Olive Blvd., St. Louis, MO	102,000	Operations

Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

Multi-District Litigation Settlement Agreement

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries at the time and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a defendant to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective upon the November 30, 2004 merger with WHN, WHN became a wholly owned subsidiary of the Company. On September 26, 2002, Anthem was added as a defendant to the Shane Litigation.

In May 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., (the “Thomas Litigation”) several medical providers filed suit in federal district court in Miami, Florida against the Blue Cross Blue Shield Association (“BCBSA”) and Blue Cross and Blue Shield plans across the country, including the Company and WellChoice. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as the CMA Litigation and the Shane Litigation.

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane Litigation and various other pending managed care class-action lawsuits against the Company and other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings. A mediator was appointed by Judge Moreno and the parties have been conducting court-ordered mediation. On December 9, 2004, Judge Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005.

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0 million, of which $135.0 million will be paid to physicians and $5.0 million will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 million will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. The hearing for final approval was held on December 2, 2005 in Miami, Florida. The Court issued a final order approving the settlement on December 22, 2005, and issued an amended final order approving the settlement on January 4, 2006. Appeals have been filed by certain physicians. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0 million, or $0.10 per diluted share after tax, for the year ended December 31, 2005, which represents the final settlement amount of the Agreement that was not previously accrued.

The WellChoice transaction was closed on December 28, 2005, after the settlement was reached with the plaintiffs in the CMA Litigation, the Shane Litigation and the Thomas Litigation. The former WellChoice company, now one of our wholly-owned subsidiaries, continues to be a defendant in the Thomas Litigation, and will not be affected by the settlement between the Company and plaintiffs. The Company intends to vigorously defend this proceeding; however, its ultimate outcome cannot be presently determined.

Other Litigation

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. On September 30, 2005, the Company entered into a settlement agreement to resolve the litigation. The settlement agreement has three components. First, the Company will increase the total annual reimbursement to physicians in the twelve county area (six counties each in Ohio and Kentucky) by $35.0 million in 2005, an additional $20.0 million in 2006 and an additional $15.0 million in 2007. The increases will be measured against the total reimbursement amount for the same area in 2004. Second, the Company will pay $2.8 million to plaintiffs, with approximately $0.6 million for payments to retired doctors and incentive awards to the named plaintiffs and the remainder going to a charitable foundation to improve health care in the affected area. Third, the Company will pay $9.6 million in attorneys’ fees to the plaintiffs’ class counsel. Both the Ohio court and the Kentucky court preliminarily approved the settlement on September 30, 2005. A final fairness hearing was held on November 21, 2005. Both courts issued orders giving final approval of the settlement on November 21, 2005. The attorneys’ fees, incentive awards to plaintiffs, payments to retired doctors and charitable donation were paid out December 27, 2005. The final terms of the settlement agreement did not have a significant impact on the financial results of the Company for the year ended December 31, 2005.

Prior to WHN’s acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

Other Contingencies

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict or deny reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its operations and its 2001 demutualization, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

The Company’s Common Stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP”. On February 15, 2006, the closing price on the NYSE was $78.82. As of February 15, 2006, there were 154,599 shareholders of record of the Common Stock. The following table presents high and low sales prices for the Common Stock on the NYSE for the periods indicated.

	High	Low
2005
First Quarter[1]	$63.98	$54.58
Second Quarter[1]	71.23	58.20
Third Quarter	77.40	65.06
Fourth Quarter	80.40	70.25

2004[1]
First Quarter	$46.07	$36.25
Second Quarter	47.80	41.93
Third Quarter	46.95	38.88
Fourth Quarter	58.85	36.10

[1]	The market prices for the Company’s stock reflect the two-for-one stock split, which was approved by the Board of Directors on April 25, 2005.

Dividends

No cash dividends have been paid on our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. In addition, we are a holding company whose primary assets are 100% of the capital stock of Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp. and WellPoint Holding Corp. Our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our insurance subsidiaries. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in or incorporated by reference into Part III Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(In millions, except share and per share data)
October 1, 2005 to October 31, 2005	433	$74.96	—	$1,000.0
November 1, 2005 to November 30, 2005	1,655	76.45	—	1,000.0
December 1, 2005 to December 31, 2005	87,655	78.81	—	2,000.0

	89,743	78.75	—

[1]	Total number of shares purchased includes 89,743 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
[2]	Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2005, the Company repurchased approximately 5.1 million shares at a cost of $333.4 million under the program. Remaining authorization under the program is $2.0 billion as of December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2005. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	As of and for the Years Ended December 31
	2005[1]	2004[1]	2003	2002[1]	2001
	(In millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2,3]	$44,513.1	$20,460.9	$16,487.1	$13,000.4	$10,131.3
Total revenue[3]	45,136.0	20,815.1	16,781.4	13,292.2	10,455.7
Net income[4]	2,463.8	960.1	774.3	549.1	342.2

Per Share Data[4,5]
Basic net income per share	$4.03	$3.15	$2.80	$2.31	$1.66
Diluted net income per share	3.94	3.05	2.73	2.26	1.65

Other Data (unaudited)
Benefit expense ratio[6]	80.6%	82.0%	80.8%	82.3%	84.4%
Selling, general and administrative expense ratio[6]	16.3%	17.0%	18.8%	19.3%	19.6%
Income before income taxes as a percentage of total revenue	8.6%	6.9%	7.2%	6.0%	5.0%
Net income as a percentage of total revenue	5.5%	4.6%	4.6%	4.1%	3.3%
Medical membership (In thousands)	33,856	27,728	11,927	11,053	7,883

	As of and for the Years Ended December 31
	2005[1]	2004[1]	2003	2002[1]	2001
	(In millions, except where indicated and except per share data)
Balance Sheet Data
Cash and investments[3]	$20,336.0	$15,792.2	$7,478.2	$6,726.4	$4,559.8
Total assets[3]	51,405.2	39,738.4	13,414.6	12,416.3	6,325.0
Long-term debt[3]	6,324.7	4,289.5	1,662.8	1,659.4	818.0
Total liabilities[3]	26,412.1	20,279.4	7,414.7	7,054.0	4,265.0
Total shareholders’ equity	24,993.1	19,459.0	5,999.9	5,362.3	2,060.0

[1]	The net assets for WellChoice, Inc. and the net assets of and results of operations for Lumenos, Inc., WellPoint Health Networks Inc., and Trigon Healthcare, Inc. are included from their respective acquisition dates of December 28, 2005 (effective December 31, 2005 for accounting purposes), June 9, 2005, November 30, 2004, and July 31, 2002.
[2]	Operating revenue is obtained by adding premiums, administrative fees and other revenue.
[3]	Certain prior year amounts have been reclassified to conform to the current year presentation.
[4]	We adopted FAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of FAS 142, we ceased amortization of goodwill. The intangible assets established for Blue Cross and Blue Shield trademarks are deemed to have indefinite lives, and beginning January 1, 2002, are no longer amortized.

Net income and net income per share for the year ended December 31, 2001 on a pro forma basis as if FAS 142 had been adopted January 1, 2001, is as follows:

(In millions, except per share data)
Net income adjusted for FAS 142	$357.3
Basic net income per share adjusted for FAS 142	1.73
Diluted net income per share adjusted for FAS 142	1.72

[5]	There were no shares or dilutive securities outstanding prior to November 2, 2001 (date of Anthem’s, whose name changed to WellPoint, demutualization and initial public offering). Accordingly, amounts prior to 2002 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, the weighted average shares outstanding and the effect of dilutive securities for the period from November 2, 2001 to December 31, 2001, was used to calculate pro forma earnings per share for 2001.
[6]	The benefit expense ratio represents benefit expenses as a percentage of premium revenue. The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the terms “we”, “our”, or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana holding company, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—December 31, 2005 Compared to December 31, 2004

V.	Cost of Care

VI.	Results of Operations—Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

VII.	Membership—December 31, 2004 Compared to December 31, 2003

VIII.	Results of Operations—Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.    Executive Summary

We are the largest health benefits company in terms of membership in the United States, serving approximately 34 million medical members as of December 31, 2005. We are an independent licensee of the Blue Cross Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.), and Wisconsin. We also serve customers throughout various parts of the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries and in Puerto Rico through an affiliate.

No other health benefits company has leading local market presence in so many geographic areas. This market position offers advantages in attracting physicians and hospitals to our networks at attractive rates and in helping to keep our products affordable. While we hold the leading position in these markets, all have additional room for expansion.

Operating revenue reached an all-time high of $44.5 billion in 2005, a 118% increase over 2004. Operating revenue increases were driven by the merger with WellPoint Health Networks Inc., which represented approximately 111% of this increase, supplemented by organic revenue growth, particularly in the individual and small group business, known as ISG, Large Group and National Account businesses.

We have successfully executed our strategy to deliver on our long-term goal of achieving at least 15% growth in fully diluted earnings per share, or EPS, which was exceeded in 2005 as our EPS increased by 29%. We have accomplished this by focusing on profitable enrollment growth with innovative product offerings, pricing with discipline, implementing initiatives to optimize the cost of care, continuing to leverage administrative costs over a larger membership base, further penetrating our specialty businesses and by using our cash flow effectively.

We intend to continue expanding through a combination of organic growth and strategic acquisitions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of the additional economies of scale provided by increased overall membership as well as providing us access to new and evolving technologies and products. In addition, we believe geographic diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

II.    Overview

We manage our operations through three reportable segments: Health Care, Specialty and Other.

Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, individual, senior and government programs such as the Federal Employee Program, or FEP, and Medicaid. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits, consumer-driven health plans or CDHPs and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer directed, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Specialty segment is comprised of businesses providing pharmacy benefit management, group life and disability insurance benefits, behavioral health benefits, dental, vision, workers’ compensation and long-term care insurance.

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal and United Government Services; Arcus Enterprises, which works to develop innovative means to promote quality care, well being and education; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments. Effective December 31, 2005, Empire Medical Services, the Medicare processing company of the former WellChoice, was also included in our Other segment.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management companies.

Our benefit expense includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises.

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

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our pharmacy benefit management companies, or PBM. This amount excludes the cost of drugs related to customers of affiliated health plans, which are recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM, as well as cost changes, driven by prices set by pharmaceutical companies and mix of drugs sold.

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

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

III.    Significant Transactions

Merger with WellChoice, Inc.

On December 28, 2005 (December 31, 2005 for accounting purposes), WellPoint and WellChoice, Inc., or WellChoice, completed their previously announced merger. The acquisition of WellChoice strengthened our leadership in providing health benefits to National Accounts and provided us with a strategic presence in New York City, the headquarters of more Fortune 500 companies than any other U.S. city. Under the terms of the merger agreement, the stockholders of WellChoice (other than subsidiaries of WellPoint) received consideration of $38.25 in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. In addition, WellChoice stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $6.5 billion.

Multi-District Litigation Settlement Agreement

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the agreement, we have agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, up to $58.0 million will be paid in legal fees. As a result of the agreement, we incurred a pre-tax expense of $103.0 million during the year ended December 31, 2005, or $0.10 EPS, which represents the final settlement amount of the agreement that was not previously accrued.

Acquisition of Lumenos, Inc.

On June 9, 2005, we announced the completion of our acquisition of Lumenos, Inc., or Lumenos, for approximately $185.0 million in cash paid to the stockholders of Lumenos. The acquisition of Lumenos provided us with market leading consumer-driven health programs as well as the service experience with such programs and the customer tools that drive consumerism in health care today. Lumenos is recognized as a pioneer and market leader in consumer-driven health programs. Lumenos served approximately 177,000 members as of the date of acquisition.

Two-For-One Stock Split

On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13,

2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of our common stock for all periods presented in this MD&A have been adjusted to reflect this two-for-one stock split.

Merger with WellPoint Health Networks Inc.

On November 30, 2004, Anthem, Inc. and WellPoint Health Networks Inc., or WHN, completed their merger. The merger with WHN helped us to create the nation’s leading health benefits company and the largest holder of Blue Cross and/or Blue Shield licenses in the country. Additionally, our merger with WHN increased our presence in several new strategic markets, most notably California. Under the terms of the merger agreement, the stockholders of WHN (other than subsidiaries of WHN) received consideration of $23.80 in cash and one share of Anthem, Inc. common stock for each WHN share outstanding. In addition, WHN stock options and other awards were converted to WellPoint, Inc. awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $15.8 billion. Anthem, Inc., the surviving corporate parent, was renamed WellPoint, Inc. concurrent with the merger.

IV.    Membership—December 31, 2005 Compared to December 31, 2004

Our medical membership includes six different customer types: Large Group, Individual and Small Group, National Accounts, BlueCard Host, Senior and State Sponsored.

•	Large Group consists of those employer customers with 51 to 4,999 employees eligible to participate as a member in one of our health plans. In addition, Large Group includes customers with 5,000 or more eligible employees with less than 5% of eligible employees located outside the headquarter’s state. Large Group also includes members in the FEP, which provides health insurance coverage to United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarter’s state. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

•	BlueCard host members represent enrollees of non-owned Blue Cross and/or Blue Shield plans who receive health care services in our Blue Cross and Blue Shield licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

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

The following table presents our medical membership by customer type, funding arrangement and geographical region as of December 31, 2005 and 2004. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	WellPoint, Inc. as Reported December 31, 2005[1]	WellChoice December 31, 2005[2]	WellPoint Without WellChoice December 31, 2005[3]	WellPoint, Inc. as Reported December 31, 2004	WellPoint Without WellChoice as Compared to WellPoint at December 31, 2004
					Change	% Change
	(In thousands)
Medical Membership
Customer Type
Large Group	16,362	3,085	13,277	13,073	204	2%
Individual and Small Group (ISG)	5,645	349	5,296	5,199	97	2
National Accounts	4,776	1,235	3,541	3,212	329	10
BlueCard	3,915	(93)	4,008	3,463	545	16

Total National	8,691	1,142	7,549	6,675	874	13
Senior	1,224	147	1,077	1,059	18	2
State Sponsored	1,934	64	1,870	1,722	148	9

Total medical membership by customer type	33,856	4,787	29,069	27,728	1,341	5%

Funding Arrangement
Self-Funded	16,234	1,798	14,436	13,039	1,397	11%
Fully-Insured	17,622	2,989	14,633	14,689	(56)	0

Total medical membership by funding arrangement	33,856	4,787	29,069	27,728	1,341	5%

Regional Membership
East	13,800	5,030	8,770	8,508	262	3%
Central	10,970	(125)	11,095	10,565	530	5
West	9,086	(118)	9,204	8,655	549	6

Total medical membership by Region	33,856	4,787	29,069	27,728	1,341	5%

Specialty Metrics
PBM prescription volume[4]	344,621	—	344,621	336,541	8,080	2%
Behavioral health membership	15,669	—	15,669	11,753	NM5	NM5
Life and disability membership	5,826	—	5,826	5,306	NM5	NM5
Dental membership	5,195	265	4,930	5,048	NM5	NM5
Vision membership	816	—	816	773	43	6%

[1]	Amounts reported at December 31, 2005, include membership from the WellChoice acquisition that closed on December 28, 2005 and from the Lumenos acquisition that closed on June 9, 2005.
[2]	Represents membership at December 31, 2005, resulting from the WellChoice acquisition. Medical membership is shown net of overlapping BlueCard host membership.
[3]	WellPoint without WellChoice membership was calculated by subtracting membership resulting from the WellChoice acquisition from WellPoint, Inc.’s reported membership at December 31, 2005.
[4]	Represents annual PBM prescription volume for mail order and retail prescriptions for the full years ended December 31, 2005 and 2004.
[5]	Changes from prior period information are not meaningful due to different counting methodologies used by the former Anthem, Inc. and the former WellPoint Health Networks Inc.

During the twelve months ended December 31, 2005, total medical membership increased approximately 6,128,000, or 22%, primarily due to our acquisition of WellChoice and organic growth in all customer types. Excluding the impact of the WellChoice acquisition: BlueCard membership increased 545,000, or 16%, representing membership growth in other Blue Cross and Blue Shield licensees with members who reside in or travel to our licensed areas; National Accounts membership increased 329,000, or 10%, primarily due to new sales, as well as, in-group increases in membership and members acquired from the acquisition of Lumenos; Large Group membership increased 204,000, or 2% primarily due to our acquisition of Lumenos as well as new sales throughout the year; State Sponsored membership increased 148,000, or 9% due to new sales, primarily in the West region; and ISG membership increased 97,000, or 2%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Self-funded medical membership increased 3,195,000 or 25%, primarily due to our merger with WellChoice and increases in our BlueCard, National Accounts and Large Group businesses. Fully-insured membership increased by 2,933,000 or 20%, due to our merger with WellChoice. However, on a comparable basis, fully-insured membership decreased by 56,000 primarily due to a Large Group fully-insured account in the East region, which represented approximately 140,000 medical members, converting to self-funded during the third quarter of 2005. This was partially offset by growth in our ISG and State Sponsored businesses, as well as new sales and positive in-group change in Large Group.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. The membership of these products can also be impacted by our efforts to increase the use of Specialty products by our medical members. Prescription volume at our PBM increased 8,080,000 prescriptions, or 2%, in 2005 primarily due to growth in both our mail order and retail operations. Behavioral Health membership increased 3,916,000, or 33%, in 2005. This growth was primarily due to the transition of 1,900,000 members from an external vendor to our in-house operation, as well as growth within our existing health lines of business, our increased offerings of specialty products to our medical members and a change in counting methodologies contributed to increased Behavioral Health’s membership growth.

V.    Cost of Care

The following discussion summarizes our aggregate cost of care trends for the full year 2005 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the merger with WHN, cost of care information as discussed below is presented as if pre-merger Anthem, Inc. and WHN were combined for all of 2004 and 2003. Accordingly, cost of care reported previously for pre-merger Anthem, Inc. is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, our aggregate cost of care was less than 8.5% for the full year 2005.

Costs for outpatient and inpatient services are the primary drivers of overall cost trends, with outpatient trends moderating from 2004 levels. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our radiology management programs on our outpatient trends. These programs were implemented over most of our East and Central regions in late 2004 and early 2005 and are designed to ensure appropriate use of radiology services by our members. We are currently expanding these programs to our other regions. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contract increases with hospitals. Utilization (admissions per 1,000 members) remains flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly.

Pharmacy benefit cost trend, which previously had been a primary driver of overall trend increases, continues to decline as a result of an increase in generic usage rates, benefit plan design changes, improved pharmaceutical contracting resulting from the merger with WHN, the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends effective July 1, 2005 and the impact of lower utilization for the COX 2 Inhibitor therapeutic class of drugs. Late in the third quarter of 2004, the arthritis drug VIOXX® was removed from the market due to concerns about the risk of heart attacks in persons taking this drug for longer than 18 months. We have provided our network physicians with information regarding alternatives to VIOXX and our PBM companies have implemented a process to ensure appropriate usage of the COX 2 Inhibitor therapeutic class of drugs.

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

VI.    Results of Operations—Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

We discuss our operations using “comparable basis” information, which is presented in order to provide a more meaningful prior-year comparison to the current year, due to the merger with WHN. Comparable basis information is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004. Comparable basis information for the year ended December 31, 2004 was calculated by adding the reclassified historical statements of income for the former WHN for the 11 months ended November 30, 2004 to the reported results of WellPoint, Inc. for the year ended December 31, 2004, which includes one month of the former WHN. Comparable basis information contains no intercompany eliminations or pro forma adjustments resulting from the November 30, 2004 merger.

	WellPoint, Inc. as Reported Year Ended December 31, 2004	WellPoint Health Networks Inc. Eleven Months Ended November 30, 2004	Reclassification Adjustments[1]	WellPoint, Inc. Comparable Basis Year Ended December 31, 2004
	(In millions, except per share data)
Premiums	$18,771.6	$19,804.7	$(9.5)	$38,566.8
Administrative fees	1,436.9	1,108.9	(53.1)	2,492.7
Other revenue	252.4	54.1	216.7	523.2

Total operating revenue	20,460.9	20,967.7	154.1	41,582.7
Net investment income	311.7	276.3	(24.9)	563.1
Net realized gains on investments	42.5	8.4	25.0	75.9

Total revenue	20,815.1	21,252.4	154.2	42,221.7
Benefit expense	15,387.8	15,925.5	(32.1)	31,281.2
Selling, general and administrative expense:
Selling expense	537.2	820.8	—	1,358.0
General and administrative expense	2,940.5	2,493.4	45.4	5,479.3

Total selling, general and administrative expense	3,477.7	3,314.2	45.4	6,837.3
Cost of drugs	95.0	32.6	142.2	269.8
Interest expense	142.3	48.1	—	190.4
Amortization of other intangible assets	61.4	7.8	35.3	104.5
Other expenses	—	36.6	(36.6)	—
Merger-related undertakings	61.5	—	—	61.5
Loss on repurchase of debt	146.1	—	—	146.1

Total expense	19,371.8	19,364.8	154.2	38,890.8

Income before income taxes	1,443.3	1,887.6	—	3,330.9
Income taxes	483.2	755.1	—	1,238.3

Net income	$960.1	$1,132.5	$—	$2,092.6

Benefit expense ratio[2]	82.0%			81.1%
Selling, general and administrative expense ratio[3]	17.0%			16.4%

[1]	Represents the reclassification of certain WHN historical amounts to conform to a consistent presentation with WellPoint.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Our consolidated results of operations for the years ended December 31, 2005 and 2004 are discussed in the following section.

	Years Ended December 31		% Change		Comparable Basis[2,3] Year Ended December 31, 2004	$ Change	% Change
	2005	2004[1]
	(In millions, except per share data)
Premiums	$41,216.7	$18,771.6	120%		$38,566.8	$2,649.9	7%
Administrative fees	2,729.9	1,436.9	90		2,492.7	237.2	10
Other revenue	566.5	252.4	124		523.2	43.3	8

Total operating revenue	44,513.1	20,460.9	118		41,582.7	2,930.4	7
Net investment income	633.1	311.7	103		NM4	NM4	NM4
Net realized (losses) gains on investments	(10.2)	42.5	(124)		75.9	(86.1)	(113)

Total revenue	45,136.0	20,815.1	117		NM4	NM4	NM4
Benefit expense	33,219.9	15,387.8	116		31,281.2	1,938.7	6
Selling, general and administrative expense:
Selling expense	1,474.2	537.2	174		1,358.0	116.2	9
General and administrative expense	5,798.5	2,940.5	97		5,479.3	319.2	6

Total selling, general and administrative expense	7,272.7	3,477.7	109		6,837.3	435.4	6
Cost of drugs	288.0	95.0	203		269.8	18.2	7
Interest expense	226.2	142.3	59		NM4	NM4	NM4
Amortization of other intangible
assets	238.9	61.4	289		NM4	NM4	NM4
Merger-related undertakings	—	61.5	(100)		NM4	NM4	NM4
Loss on repurchase of debt securities	—	146.1	(100)		NM4	NM4	NM4

Total expense	41,245.7	19,371.8	113		NM4	NM4	NM4

Income before income taxes	3,890.3	1,443.3	170		NM4	NM4	NM4
Income taxes	1,426.5	483.2	195		NM4	NM4

Net income	$2,463.8	$960.1	157%		NM4	NM4	NM4

Average diluted shares outstanding	625.8	314.6	99%		NM4	NM4	NM4
Diluted net income per share	$3.94	$3.05	29%		NM4	NM4	NM4
Benefit expense ratio[5]	80.6%	82.0%	(140	)bp6	81.1%		(50	)bp6
Selling, general and administrative
expense ratio[7]	16.3%	17.0%	(70	)bp6	16.4%		(10	)bp6
Income before income taxes as a percentage of total revenue	8.6%	6.9%	170	bp6	NM4		NM4
Net income as a percentage of total revenue	5.5%	4.6%	90	bp6	NM4		NM4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2004 include operations of the former WellPoint Health Networks Inc. for the one month period ended December 31, 2004 and the former Anthem, Inc. for the year ended December 31, 2004.
[2]	See “Comparable Basis Information” above for additional information.

[3]	For certain line items impacted by the merger of Anthem and WHN, comparable basis is not meaningful due to related capitalization and purchase accounting.
[4]	NM = Not meaningful.
[5]	Benefit expense ratio = Benefit expense ÷ Premiums.
[6]	bp = basis point; one hundred basis points = 1%.
[7]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $22,445.1 million, or 120%, to $41,216.7 million in 2005. On a comparable basis, premium increased $2,649.9 million, or 7%, primarily due to premium rate increases in our Large Group, ISG and Senior businesses and membership gains in our ISG, State Sponsored and Senior membership types. Partially offsetting the impact of premium rate increases was the conversion of some Large Group customers from fully-insured contracts to self-funded arrangements and the non-renewal of certain fully-insured accounts.

Administrative fees increased $1,293.0 million, or 90%, to $2,729.9 million in 2005. On a comparable basis, administrative fees increased $237.2 million, or 10%, primarily due to increased self-funded membership in our National and Large Group businesses. These membership gains are driven by the popularity of the BlueCard program, as well as successful efforts to attract large self-funded accounts and the continuing trend towards self-funded arrangements over fully-insured contracts among our Large Group customers.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $314.1 million, or 124%, to $566.5 million in 2005. On a comparable basis, other revenue increased $43.3 million, or 8%, primarily due to additional mail-order prescription revenue and increased prices of prescription drugs sold by our PBM companies. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $321.4 million, or 103%, to $633.1 million in 2005 primarily resulting from invested assets acquired with the WHN merger (net of cash used in the merger) and from growth in invested assets from reinvestment of cash generated from operations.

A summary of our net realized (losses) gains on investments for the years ended December 31, 2005 and 2004 is as follows:

	Years Ended December 31
	2005	2004[1]	$ Change
	(In millions)
Net realized (losses) gains from the sale of fixed maturity securities	$(25.3)	$40.6	$(65.9)
Net realized gains from the sale of equity securities	22.0	3.3	18.7
Other-than-temporary impairments	(14.8)	(0.8)	(14.0)
Other realized gains (losses)	7.9	(0.6)	8.5

Net realized (losses) gains	$(10.2)	$42.5	$(52.7)

[1]	Includes operations of the former WellPoint Health Networks Inc. for the one month period ended December 31, 2004 and the former Anthem, Inc. for the year ended December 31, 2004.

In 2005, net realized gains and losses from the sale of fixed maturity and equity securities was primarily due to restructuring of our portfolio as a result of integration activities related to our merger with WHN. Net gains or losses on investments are influenced by market conditions when an investment is sold, and will vary from year to year.

During 2004, we reallocated securities in our fixed maturity portfolio, primarily to optimize future after-tax income by investing in a higher mix of tax-exempt fixed maturity securities. The sale of fixed maturity securities associated with this reallocation resulted in the majority of the net realized gains reported during the year ended December 31, 2004.

Other-than-temporary impairments in 2005 were approximately equal between equity securities and fixed maturity securities, while in 2004, other-than-temporary impairments were substantially related to equity securities. Other-than-temporary impairments in both 2005 and 2004 are primarily due to the length of time that such securities’ fair value had been less than cost.

Benefit expense increased $17,832.1 million, or 116%, to $33,219.9 million in 2005. On a comparable basis, benefit expense increased $1,938.7 million, or 6%, primarily due to increased cost of care, which was driven primarily by higher costs in outpatient and inpatient services. In addition, our benefit expense included $35.0 million in 2005 related to the multi-district litigation settlement agreement discussed in “Significant Transactions” above. On a comparable basis, our benefit expense ratio decreased 50 basis points from 81.1% in 2004 to 80.6% in 2005. The decrease in our benefit expense ratio is driven by moderating cost of care trends coupled with disciplined underwriting practices.

Selling, general and administrative expense increased $3,795.0 million, or 109%, to $7,272.7 million in 2005. On a comparable basis, selling, general and administrative expense increased $435.4 million, or 6%, primarily due to increases in volume-sensitive costs such as higher commissions, premium taxes and other expenses associated with growth in our business; increased incentive compensation, including merger-related stay bonuses; and costs associated with the transition of information technology infrastructure services to IBM. In addition, we incurred expenses related to the multi-district litigation settlement agreement discussed in “Significant Transactions” above; and start-up costs related to Medicare Part D. On a comparable basis, our selling, general and administrative expense ratio decreased 10 basis points to 16.3% in 2005, primarily due to growth in operating revenue and the leveraging of costs over a larger membership base, partially offset by the factors noted above.

Cost of drugs increased $193.0 million, or 203%, to $288.0 million in 2005. On a comparable basis cost of drugs increased $18.2 million, or 7%, primarily due to higher retail and mail-order prescription volume at our PBM companies.

Interest expense increased $83.9 million, or 59%, to $226.2 million in 2005, primarily due to additional interest expense on the debt incurred in conjunction with the WHN merger, partially offset by reduced interest expense from the repurchase of debt securities in December of 2004.

Amortization of other intangible assets increased $177.5 million, or 289%, to $238.9 million in 2005, primarily due to a full year of additional amortization expense related to identifiable intangible assets with finite lives resulting from the WHN merger.

Income tax expense increased $943.3 million, or 195%, to $1,426.5 million in 2005. Included in 2005 was $28.4 million in tax benefits associated with a refund claim, recognizing the deductibility of capital losses on the sale of certain subsidiaries that occurred in prior years. Included in 2004 was $44.8 million in tax benefits associated with a change in Indiana laws governing the state’s high-risk health insurance pool.

Our net income as a percentage of total revenue increased 90 basis points, from 4.6% in 2004 to 5.5% in 2005. The increase in this metric reflects a combination of all factors discussed above.

Reportable Segments

We manage our operations through three reportable segments: Health Care, Specialty and Other.

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, Disclosure About Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, merger-related undertakings, loss on repurchase of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 19 to our audited consolidated financial statements included in this Form 10-K. The discussions of segment results for the years ended December 31, 2005 and 2004 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our segments’ operating revenue and operating gain for the year ended December 31, 2004 on a comparable basis are as follows. Comparable basis information was calculated as discussed above and is presented in order to provide investors with a more meaningful prior-year comparison to the current year, due to the merger with WHN. Comparable basis information is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint, Inc. had the merger been completed as of January 1, 2004.

	WellPoint, Inc. as Reported Year Ended December 31, 2004	WellPoint Health Networks Inc. Eleven Months Ended November 30, 2004	Reclassification Adjustments	WellPoint, Inc. Comparable Basis Year Ended December 31, 2004
	(In millions)
Operating Revenue:
Health Care	$19,754.5	$20,014.8	$(118.2)	$39,651.1
Specialty	1,235.2	976.0	423.0	2,634.2
Other:
External customers	212.8	37.4	117.4	367.6
Elimination of intersegment revenue	(741.6)	(60.5)	(268.1)	(1,070.2)

Total Other	(528.8)	(23.1)	(150.7)	(702.6)

Total operating revenue	$20,460.9	$20,967.7	$154.1	$41,582.7

Operating Gain (Loss)
Health Care	$1,505.3	$1,507.7	$(9.9)	$3,003.1
Specialty	100.9	226.0	6.0	332.9
Other	(105.8)	(38.3)	2.5	(141.6)

Health Care

Our Health Care segment’s summarized results of operations for the year ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31		% Change	Comparable Basis Year Ended December 31, 2004	$ Change	% Change
	2005	2004
	(In millions)
Operating revenue	$42,597.5	$19,754.5	116%	$39,651.1	$2,946.4	7%
Operating gain	$3,459.0	$1,505.3	130%	$3,003.1	$455.9	15%
Operating margin	8.1%	7.6%	50bp	7.6%		50bp

Operating revenue increased $22,843.0 million, or 116%, to $42,597.5 million. On a comparable basis, operating revenue increased $2,946.4 million, or 7%, primarily due to growth in premium income as a result of premium rate increases in our Large Group and ISG businesses resulting from underwriting discipline. Also contributing to premium revenue growth was higher membership, primarily in our ISG and State Sponsored businesses. Administrative fees also increased primarily due to additional self-funded membership in National Accounts and Large Group businesses.

Operating gain increased $1,953.7 million, or 130%, to $3,459.0 million. On a comparable basis, operating gain increased $455.9, or 15%, primarily due to premium rate increases mentioned above along with membership growth and lower than expected cost of care within our ISG, Senior and Large Group businesses. Partially offsetting this increase was the impact of the $103.0 million pre-tax expense recognized in connection with the multi-district litigation settlement agreement in 2005.

Specialty

Our Specialty segment’s summarized results of operations for the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31		% Change		Comparable Basis Year Ended December 31, 2004	$ Change	% Change
	2005	2004
	(In millions)
Operating revenue	$2,863.1	$1,235.2	132%		$2,634.2	$228.9	9%
Operating gain	$388.1	$100.9	285%		$332.9	$55.2	17%
Operating margin	13.6%	8.2%	540	bp	12.6%		100	bp

Operating revenue increased $1,627.9 million, or 132%, to $2,863.1 million. On a comparable basis operating revenue increased $228.9 million or 9%, primarily due to increases in PBM operating revenue driven by improved pharmaceutical contracting and increased script volume, particularly due to mail-order script volume. This increase was partially offset by decreases in behavioral health revenue due to the standardization in funding arrangements between Health Care and Specialty segments.

Operating gain increased $287.2 million, or 285%, to $388.1 million. On a comparable basis operating gain increased $55.2 million or 17%, primarily due to an increase in PBM, behavioral health and dental businesses. On a comparable basis, PBM operating gain increased due to higher script volume and improved pharmaceutical contracting. In addition, operating gain from behavioral health increased as we standardized funding arrangements between the Health Care and Specialty segments. Finally, membership growth, driven primarily by the transition of 1.9 million behavioral health members from an outside vendor, also contributed to the improved results in Specialty segment. These gains are partially offset by decreased rates on workers’ compensation insurance in California driven by unfavorable legislation.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31		% Change	Comparable Basis Year Ended December 31, 2004	$ Change	% Change
	2005	2004
	(In millions)
Operating revenue from external customers	$350.4	$212.8	65%	$372.8	$(22.4)	(6)%
Elimination of intersegment revenue	$(1,297.9)	$(741.6)	75%	$(1,075.4)	$(222.5)	21%

Total operating revenue	$(947.5)	$(528.8)	79%	$(702.6)	$(244.9)	35%
Operating loss	$(114.6)	$(105.8)	8%	$(141.6)	$27.0	19%

Operating revenue from external customers increased $137.6 million, or 65%, to $350.4 million. On a comparable basis, operating revenue from external customers decreased $22.4 million, or 6% primarily due to the movement of certain businesses from the Other segment to the Health Care segment. The elimination of intersegment revenue increased $556.3 million, or 75%. On a comparable basis, the elimination of intersegment revenue increased $222.5 million or 21%, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss increased $8.8 million, or 8%, to $114.6 million. On a comparable basis, operating loss decreased $27.0 million or 19%, primarily due to expenses not allocated to the Health Care or Specialty segments.

VII.    Membership—December 31, 2004 Compared to December 31, 2003

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

	December 31		Comparable Basis[2] December 31, 2003	Change	%
	2004	2003[1]
	(In thousands)
Medical Membership
Customer Type
Large Group	13,073	4,708	12,740	333	3%
Individual and Small Group (ISG)	5,199	1,954	4,867	332	7
National Accounts	3,212	1,640	2,668	544	20
BlueCard	3,463	2,816	2,931	532	18

Total National	6,675	4,456	5,599	1,076	19
Senior	1,059	599	1,063	(4)	—
State Sponsored	1,722	210	1,781	(59)	(3)

Total medical membership by customer type	27,728	11,927	26,050	1,678	6%

Funding Arrangement
Self-Funded	13,039	6,412	11,750	1,289	11%
Fully-Insured	14,689	5,515	14,300	389	3

Total medical membership by funding arrangement	27,728	11,927	26,050	1,678	6%

Regional Membership
East	8,508	5,300	7,839	669	9%
Central	10,565	5,688	10,032	533	5
West	8,655	939	8,179	476	6

Total medical membership by region	27,728	11,927	26,050	1,678	6%

Specialty Metrics
PBM prescription volume[3]	336,541	76,871	299,630	36,911	12%
Behavioral health membership	11,753	3,171	10,384	NM4	NM4
Life and disability membership	5,306	2,230	5,240	NM4	NM4
Dental membership	5,048	2,529	5,291	NM4	NM4
Vision membership	773	423	431	342	79

[1]	Represents the former Anthem, Inc. only.
[2]	“Comparable Basis” data were calculated by adding historical data for the former WellPoint Health Networks Inc. to historical data for the former Anthem, Inc., and adjusting the combined totals to ensure a consistent approach for calculating membership and volume statistics and to eliminate overlapping BlueCard membership.
[3]	Represents prescription volume for mail order and retail prescriptions for the full years ended 2004 and 2003, respectively. Prescription volume for 2004 and 2003 is shown on a “comparable” basis.
[4]	Changes from prior period information are not meaningful due to different counting methodologies used by the former Anthem, Inc. and the former WellPoint Health Networks Inc.

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

VIII.    Results of Operations—Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Our consolidated results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31
	2004[1]	2003[1]	$ Change	% Change
	(In millions, except per share data)
Premiums	$18,771.6	$15,167.7	$3,603.9	24%
Administrative fees	1,436.9	1,160.2	276.7	24
Other revenue	252.4	159.2	93.2	59

Total operating revenue	20,460.9	16,487.1	3,973.8	24
Net investment income	311.7	278.1	33.6	12
Net realized gains on investments	42.5	16.2	26.3	NM2

Total revenue	20,815.1	16,781.4	4,033.7	24
Benefit expense	15,387.8	12,254.5	3,133.3	26
Selling, general and administrative expense:
Selling expense	537.2	411.2	126.0	31
General and administrative expense	2,940.5	2,686.3	254.2	9

Total selling, general and administrative expense	3,477.7	3,097.5	380.2	12
Cost of drugs	95.0	38.7	56.3	NM2
Interest expense	142.3	131.2	11.1	8
Amortization of other intangible assets	61.4	47.6	13.8	29
Merger-related undertakings	61.5	—	61.5	NM2
Loss on repurchase of debt securities	146.1	—	146.1	NM2

Total expense	19,371.8	15,569.5	3,802.3	24

Income before income taxes	1,443.3	1,211.9	231.4	19
Income taxes	483.2	437.6	45.6	10

Net income	$960.1	$774.3	$185.8	24%

Average diluted shares outstanding	314.6	284.0	30.6	11%
Diluted net income per share	$3.05	$2.73	$0.32	12%
Benefit expense ratio[3]	82.0%	80.8%		120 bp4
Selling, general and administrative expense ratio[5]	17.0%	18.8%		(180) bp4
Income before income tax as a percentage of total revenue	6.9%	7.2%		(30) bp4
Net income as a percentage of total revenue	4.6%	4.6%		- bp4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Financial results for 2004 include operations of the former WellPoint Health Networks Inc. for the one month period ended December 31, 2004 and the former Anthem, Inc. for the year ended December 31, 2004. Financial results for 2003 represent the results of the former Anthem, Inc. only and have been reclassified to conform to current presentation.
[2]	NM = Not meaningful
[3]	Benefit expense ratio = Benefit expense ÷ Premiums.
[4]	bp = basis point; one hundred basis points = 1%.
[5]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

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

Administrative fees increased $276.7 million, or 24%, to $1,436.9 million in 2004, primarily due to increased revenues from self-funded membership, principally in National businesses, and also due to the impact of the merger with WHN. These increases were partially offset by decreased administrative fees from AdminaStar Federal’s 1-800 Medicare Help Line contract with Centers for Medicare & Medicaid Services, or CMS, which was substantially completed by June 30, 2003.

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

A summary of our net realized gains on investments for the years ended December 31, 2004 and 2003 is as follows:

	Years Ended December 31
	2004	2003	$ Change
	(In millions)
Net realized gains from the sale of fixed maturity securities	$40.6	$41.7	$(1.1)
Net realized gains from the sale of equity securities	3.3	0.5	2.8
Other-than-temporary impairments	(0.8)	(24.4)	23.6
Other realized losses	(0.6)	(1.6)	1.0

Net realized gains	$42.5	$16.2	$26.3

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

Health Care

Our Health Care segment’s summarized results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31
	2004	2003	$ Change	% Change
	(In millions)
Operating revenue	$19,754.5	$16,000.1	$3,754.4	23%
Operating gain	$1,505.3	$1,174.6	$330.7	28%
Operating margin	7.6%	7.3%		30 bp

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

Specialty

Our Specialty segment’s summarized results of operations for the years ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31
	2004	2003	$ Change	% Change
	(In millions)
Operating revenue	$1,235.2	$732.0	$503.2	69%
Operating gain	$100.9	$69.1	$31.8	46%
Operating margin	8.2%	9.4%		(120) bp

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

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31
	2004	2003	$ Change	% Change
	(In millions)
Operating revenue from external customers	$212.8	$197.8	$15.0	8%
Elimination of intersegment revenue	(741.6)	(442.8)	(298.8)	67%

Total operating revenue	$(528.8)	$(245.0)	$(283.8)	NM
Operating loss	$(105.8)	$(147.3)	$41.5	28%

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

Operating loss decreased $41.5 million, or 28%, to $105.8 million in 2004, primarily due to lower incentive compensation expenses.

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this Management’s Discussion and Analysis. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medial claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2005, this liability was $4,923.4 million and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and reported but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

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

We regularly review our assumptions regarding claim liabilities and make adjustments to benefit expense when necessary. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior year development is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our December 31, 2005 unpaid claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claims Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	(In millions)		(In millions)
(3)%	$751.0	(3)%	$(195.0)
(2)%	489.0	(2)%	(130.0)
(1)%	239.0	(1)%	(65.0)
1%	(229.0)	1%	65.0
2%	(448.0)	2%	130.0
3%	(659.0)	3%	195.0

[1]	Assumes (decrease) increase in the completion factors for the most recent four months
[2]	Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our December 31, 2005 estimated claims liability and the actual claims paid, net income for the year ended December 31, 2005 would increase or decrease by $32.0 million, while basic and diluted net income per share would increase or decrease by $0.05 per share.

As summarized below, Note 10 to our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31
	2005	2004	2003
	(In millions)
Gross medical claims payable, beginning of period	$4,202.0	$1,841.7	$1,800.0
Ceded medical claims payable, beginning of period	(31.9)	(8.7)	(2.8)

Net medical claims payable, beginning of period	4,170.1	1,833.0	1,797.2

Business combinations and purchase adjustments	784.5	2,394.4	(20.6)

Net incurred medical claims:
Current year	33,471.0	15,452.6	12,374.2
Prior years (redundancies)	(655.6)	(172.4)	(226.2)

Total net incurred medical claims	32,815.4	15,280.2	12,148.0

Net payments attributable to:
Current year medical claims	29,532.5	12,556.3	10,598.3
Prior years medical claims	3,341.8	2,781.2	1,493.3

Total net payments	32,874.3	15,337.5	12,091.6

Net medical claims payable, end of period	4,895.7	4,170.1	1,833.0
Ceded medical claims payable, end of period	27.7	31.9	8.7

Gross medical claims payable, end of period	$4,923.4	$4,202.0	$1,841.7

Current year medical claims paid as a percent of current year net incurred medical claims	88.2%	81.3%	85.6%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	4.2%	1.4%	2.3%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $655.6 million shown in the table above and in Note 10 to our audited consolidated financial statements for the year ended December 31, 2005, represents an estimate based on paid claim activity from January 1, 2005 to December 31, 2005. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 87%, of the $655.6 million redundancy relates to claims incurred in calendar year 2004, with the remaining 13% related to claims incurred in 2003 and prior.

The ratio of current year paid as a percent of current year incurred was 88.2% for 2005, 81.3% for 2004, and 85.6% for 2003. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,170.8 million, current year net incurred medical claims would have been $13,942.8 million and the adjusted ratio would have been approximately 87.3% for 2004. Comparison of the 2005 ratio of 88.2%, the adjusted 2004 ratio of 87.3% and the 2003 ratio of 85.6% indicate that we are paying claims faster. The increase is primarily attributable to improved processes and electronic connectivity with our provider networks. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly.

We calculate the percentage of prior year redundancies in the current period to net incurred medical claims recorded in each prior year in order to demonstrate the development of the prior year reserves. This metric was

4.2% for 2005, 1.4% for 2004 and 2.3% for 2003. This ratio is calculated using the redundancy of $655.6 million, shown above, which represents an estimate based on paid claim activity from January 1, 2005 to December 31, 2005. The 2005 ratio is impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004 estimated prior year net incurred medical claims would have been $31,281.2 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005. The 2.3% ratio for 2003 was impacted by having only five months of net incurred medical claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, the ratio would have been approximately 2.0% for 2003.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2004 and 2003 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims – prior years (redundancies)” for the immediately following year):

	Years Ended December 31
	2004	2003
	(In millions)
Total net incurred medical claims, as reported	$15,280.2	$12,148.0
Retrospective basis, as described above	14,797.0	12,201.8

Variance	$483.2	$(53.8)

Variance to total net incurred medical claims, as reported	3.2%	(0.4)%

The 2004 variance of $483.2 million and variance to total incurred medical claims, as reported of 3.2% are impacted by having only one month of total incurred as reported for WHN during 2004. The adjusted variance would be approximately $146.7 million and the variance to total incurred would be approximately 1.0% if the impact of WHN is removed. We expect that substantially all of the development of the 2005 estimate of medical claims payable will be known during 2006. This table, adjusted for the impact of WHN, shows that our estimates of this liability have approximated the actual development.

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

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

•	the types of temporary differences that created the deferred tax asset;

•	the amount of taxes paid in prior periods and available for a carry-back claim;

•	the forecasted future taxable income, and therefore, likely future deduction of the deferred tax item; and

•	any significant other issues impacting the likely realization of the benefit of the temporary differences.

During 2004 and 2003, the valuation allowance decreased by $33.8 million and $81.9 million, respectively. The 2004 and 2003 reductions resulted from utilizing alternative minimum tax, or AMT, credits and net operating losses on our federal income tax return for which we had a deferred tax asset with a corresponding valuation allowance. As deferred tax assets related to those deductions are available for use in the tax return, a valuation was no longer required and was reduced. The decrease in the valuation allowance in 2004 was partially offset by an additional $5.6 million related to Indiana state taxes, as discussed below.

During 2004 and 2003, we recorded additional tax liabilities of $44.1 million and $81.9 million, respectively, offsetting the reduction in valuation allowances discussed above. These additional liabilities were recorded for uncertainty on several tax issues, including the lack of clear guidance from the Internal Revenue Service, or IRS, on various tax issues relating to our conversion in 1986 from tax exempt to tax paying status.

During 2005, a refund claim we filed in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 million related to this claim was recorded in the first quarter of 2005. Net income related to this claim was $0.04 per basic and diluted share for the year ended December 31, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, we recorded deferred tax assets and liabilities, with a corresponding net tax benefit in our income statement of $44.8 million, or $0.15 per basic share and $0.14 per diluted share, for the year ended December 31, 2004. The legislation eliminated the creation of tax credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association, or ICHIA. ICHIA is Indiana’s high-risk health insurance pool. Our historical ICHIA assessment payments far exceeded our Indiana income tax liability. Thus, the recognition of a state deferred tax asset was not warranted, as a future Indiana tax liability was unlikely. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. FAS 109 requires that deferred assets or liabilities be established in the period a change in law is enacted. These deferred tax assets and liabilities reflect temporary differences, net operating loss carryforwards and tax credits relating to our Indiana income tax filings. Following guidance in FAS 109, a valuation allowance of $5.6 million was established for the portion of the deferred tax asset, which we believe will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018. We believe we will have sufficient taxable income in future years to offset these carryforwards; therefore, no additional valuation allowance was recorded.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional tax liability for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for tax exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and state authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the IRS appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of December 31, 2005, the IRS concluded its examination of our 2001 and 2002 tax years and has initiated its examination of our 2003 and 2004 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2005 was $13,469.1 million and other intangible assets were $9,686.4 million. The sum of goodwill and intangible assets represents 45% of our total consolidated assets and 93% of our consolidated shareholders’ equity at December 31, 2005.

We follow Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2005, 2004 and 2003 and based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

On December 28, 2005, we completed our merger with WellChoice and purchased 100% of the outstanding common stock of WellChoice. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $3.4 billion of non-tax deductible goodwill and $1.7 billion of identifiable intangible assets. The purchase price allocation is preliminary and additional refinements may occur.

On November 30, 2004, we completed our merger with WHN and purchased 100% of the outstanding common stock of WHN. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The allocation resulted in $7.6 billion of non-tax deductible goodwill and $7.0 billion of identifiable intangible assets.

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

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in this Form 10-K.

Investments

Current and long term available-for-sale investment securities were $17,388.0 million at December 31, 2005 and represented 34% of our total consolidated assets at December 31, 2005. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We have determined that all available-for-sale investments in our portfolio, with the exception of certain securities held for contractual or regulatory purposes, are available to support current operations, and accordingly, have classified such securities as current assets. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

In addition to available-for-sale investment securities, we held other long-term investments of $207.8 million, or 0.4% of total consolidated assets, at December 31, 2005. These long-term investments consist primarily of real estate and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $14.8 million, $0.8 million and $24.4 million, respectively, for the years ended December 31, 2005, 2004 and 2003. The $24.4 million impairment for the year ended December 31, 2003 included a $22.3 million charge for other-than-temporary impairment of our equity securities; primarily due to the length of time that such securities’ fair value had been less than cost.

Management believes it has adequately reviewed the Company’s investment securities for impairment and that its investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income.

A summary of available-for-sale investments with unrealized losses as of December 31, 2005 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In millions)
Fixed maturity securities	$9,164.7	$(134.2)	$1,115.1	$(26.9)	$10,279.8	$(161.1)
Equity securities	403.9	(27.6)	4.8	(0.4)	408.7	(28.0)

Total	$9,568.6	$(161.8)	$1,119.9	$(27.3)	$10,688.5	$(189.1)

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were primarily caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company currently has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2005.

The Company participates in securities lending programs whereby marketable securities in its investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. The fair value of the collateral amounted to $1,389.9 million and $658.5 million, which represents 102% and 102% of the carrying value at December 31, 2005 and 2004, respectively. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the collateral as an asset, which is reported as “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the balance sheet.

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

We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $573.0 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $534.9 million increase in fair value. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $144.8 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $144.8 million.

For additional information, see Part II, Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in this Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, including plans sponsored by WellChoice and WHN prior to the related mergers. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets described below. Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods. Other than the former WellChoice plans, for each of our defined benefit pension plans, we use a September 30 measurement date for determining benefit obligations and fair value of plan assets. Plans sponsored by the former WellChoice use a December 31 measurement date. Prior to 2005 plans sponsored by pre-merger WHN used a December 31 measurement date. The effective rates discussed below are based on a weighted average of all the plans and include the effect of using two measurement dates.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our last measurement dates, we selected an expected weighted average rate of return on plan assets of 7.80% for all plans (compared to a weighted average 8.16% for 2005 expense recognition). We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years producing the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement dates. The weighted average discount rate for all plans is 5.31%, which was developed using a yield curve approach with consideration of a benchmark rate of the Moody’s Aa Corporate Bonds index. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to better match the expected cash flows of our specific benefit plans. Changes in the discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

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

As of our measurement dates, we had approximately 56% of plan assets invested in equity securities, 37% in fixed maturity securities and 7% in other assets. Approximately $13.1 million, or less than 1% of plan assets, were invested in WellPoint common stock as of the measurement date.

We funded our cash balance pension plans in the amount of $117.8 million during 2005 and $10.0 million during 2004. For the year ending December 31, 2006, the Company does not expect any required contributions under ERISA. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

For the years ended December 31, 2005, 2004 and 2003, we recognized consolidated pretax pension expense of $48.6 million, $40.8 million, and $21.3 million, respectively.

Effective January 1, 2006, we curtailed the benefits under the Anthem Cash Balance Pension Plan, or the Plan. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. Expected savings that should be generated by the curtailment of benefits under the Plan will be mostly offset by increased matching contributions to certain defined contribution plans.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $472.3 million at December 31, 2005.

At our last measurement dates, the weighted average discount rate for all plans was 5.29%. We developed this rate using a yield curve approach with consideration of a benchmark rate of the Moody’s Aa Corporate Bonds index.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our last measurement dates was 9.00% for 2006 with a gradual decline to 4.9% by the year 2011. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2005 by $51.5 million and would increase service and interest costs by $3.5 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $43.5 million as of December 31, 2005 and would decrease service and interest costs by $2.9 million.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in this Form 10-K.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R eliminates the alternative to use the intrinsic method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Subsequent to the issuance of FAS 123R, in April 2005, the U.S. Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for FAS 123R. Under this amendment, the effective date of FAS 123R was extended to January 1, 2006, for most public companies with calendar year ends. The impact of adoption, effective January 1, 2006, on our consolidated results of operations is expected to amount to approximately 3% to 5% of net earnings and is not expected to have a significant impact on our consolidated financial position. See Note 2 to our audited consolidated financial statements included in this Form 10-K for our current disclosures of pro forma stock compensation expense.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123R.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments to provide detailed guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. Because of concerns about the application of the guidance of EITF 03-1 that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of the guidance. This FSP nullifies EITF 03-1 guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area, which requires a careful analysis of all pertinent facts and circumstances. (In addition, the FSP generally carries forward EITF 03-1 guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The FSP is effective for reporting periods subsequent to December 15, 2005. Our current analysis of impaired investments is consistent with the provisions of this FSP (see “Critical Accounting Policies and Estimates—Investments”). Therefore, the adoption of this FSP is not expected to have a significant impact on our consolidated financial position and results of operations.

There were no other new accounting pronouncements issued during 2005 that had a material impact on our financial position, operating results or disclosures.

X.     Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchase of investment securities, interest expense, payments on long-term borrowings, capital expenditures and repurchase of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have some negative impact on our liquidity.

We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash and cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are available-for-sale to meet liquidity and other needs. Excess capital at our subsidiaries is paid annually by subsidiaries in the form of dividends to their respective parent companies for general corporate use, as permitted by applicable regulations.

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have access to a $2.0 billion commercial paper program supported by a $2.5 billion senior credit facility, which allows us to maintain further operating and financial flexibility.

Liquidity—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

During 2005, net cash provided by operating activities was $3,256.7 million, as compared to $1,303.2 million in 2004, an increase of $1,953.5 million. The increase resulted from improved net income, including the impact of our merger with WHN. Net cash provided by operating activities for 2005 included a full year of WHN cash flow activity following the merger.

Net cash used in investing activities was $4,420.2 million in 2005, compared to cash used of $2,373.9 million in 2004, an increase in cash used of $2,046.3 million. The table below outlines the changes in investing cash flow between the two years:

Change in Cash Used in Investing Activities
(In millions)
Increase in net purchases of investments	$1,749.7
Increase in net purchases of subsidiaries	349.8
Increase in net sale of subsidiaries	(92.8)
Decrease in proceeds from settlement of a cash flow hedge	15.7
Increase in net purchases of property and equipment	23.9

Net increase in cash used in investing activities	$2,046.3

The purchase of investment securities in 2005 increased from 2004 resulting from increased cash flows from operations driven by improved net income, including the impact of our merger with WHN. The increase in 2005 subsidiary purchases resulted primarily from the use of cash for the WellChoice merger and Lumenos acquisition, as compared to cash used for the WHN merger in 2004. The increase in 2005 sale of subsidiaries resulted primarily from the receipt of cash for the sale of certain subsidiaries, as compared to no activity in 2004.

Net cash flow provided by financing activities was $2,446.5 million in 2005 compared to cash provided by financing activities of $2,063.4 million in 2004. The table below outlines the increase in cash flow provided by financing activities of $383.1 million between the two years:

Change in Cash Provided by Financing Activities
(In millions)
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	$270.3
Increase in repurchases of common stock	(251.1)
Net increase in proceeds from commercial paper borrowings	15.0
Decrease in repayment of long-term borrowings	643.4
Decrease in long-term borrowings	(70.2)
Decrease in proceeds from issuance of common stock under Equity Security Units stock purchase contracts	(230.0)
Other	5.7

Net increase in cash provided by financing activities	$383.1

The increase in proceeds from the exercise of employee stock options reflects the significant increase in employees with vested options due to our merger with WHN. The increase in repurchases of common stock reflects the activity in our Board-approved common stock repurchase program. The decrease in repayments of long-term debt resulted primarily from the significant amount of repayments in 2004 as new long-term debt was issued to partially pay off outstanding long-term debt and fund the WHN merger. The decrease in proceeds from the issuance of common stock under Equity Security Units stock purchase contracts reflects the maturity of these instruments in 2004.

On January 10, 2006, we issued $700.0 million of 5.000% notes due 2011; $1,100.0 million of 5.250% notes due 2016; and $900.0 million of 5.850% notes due 2036 under a registration statement filed on December 28, 2005. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 million and approximately $1,000.0 million in commercial paper borrowed to partially fund the WellChoice merger.

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

Net cash used in investing activities was $2,373.9 million in 2004, compared to cash used of $1,129.2 million in 2003, an increase in cash used of $1,244.7 million. The table below outlines the changes in investing cash flow between the two years:

Change in Cash Used in Investing Activities
(In millions)
Decrease in net purchases of investments	$(999.3)
Increase in net purchases of subsidiaries	2,233.3
Decrease in proceeds from settlement of a cash flow hedge	(15.7)
Increase in net purchases of property and equipment	26.4

Net increase in cash used in investing activities	$1,244.7

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

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20.3 billion at December 31, 2005. Since December 31, 2004, total cash, cash equivalents and investments, including long-term investments, increased by $4.5 billion, primarily resulting from the merger with WellChoice, as well as, improved net income driven by the merger with WHN.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Also, in connection with the WHN merger, the Company and certain of our subsidiaries in California and Georgia executed undertakings with the California Department of Managed Health Care, the California Department of Insurance and the Georgia Department of Insurance which contained various commitments, including the commitment to provide $61.5 million of support for health benefit programs in those states. Additional undertakings include the requirement to maintain certain capital levels at those subsidiaries. During 2005, we received $3.0 billion of dividends from our subsidiaries. At December 31, 2005, we held at the parent company approximately $2.5 billion of our consolidated $20.3 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 21.4% as of December 31, 2005 and 18.6% as of December 31, 2004.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 28, 2005, we filed a shelf registration with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms of an offering and the securities being offered will be provided at the time of that offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On January 10, 2006, we issued $700.0 million of 5.000% notes due 2011; $1.1 billion of 5.250% notes due 2016; and $900.0 million of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 million and $1,000.0 million in commercial paper borrowed to partially fund the WellChoice merger.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on November 29, 2010. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. Commitment fees for the facility amounted to $1.4 million in 2005. There were no amounts outstanding under this facility as of December 31, 2005. At December 31, 2005, we had $898.6 million available under this facility.

We have Board of Directors’ approval to borrow up to $2.0 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were $1.6 billion of borrowings outstanding under this commercial paper program as of December 31, 2005, The borrowings outstanding as of December 31, 2005 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.1 billion of dividends to be paid to the parent company during 2006.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. As of December 31, 2005, we had Board of Directors’ authorization to purchase up to an additional $2.0 billion of common stock. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital. As previously disclosed, we were restricted from repurchasing shares in connection with WellChoice acquisition. Subsequent to the closing of the acquisition on December 28, 2005, we resumed the repurchase of our common stock in January 2006. Given our liquidity and current market conditions, we have been able to execute repurchases under our program in accordance with our strategic plan.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. During the year ended December 31, 2005, no contributions under ERISA were required, however, the Company made tax deductible discretionary contributions of $117.8 million.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2005 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Long-term debt, including capital leases[1]	$8,606.6	$3,966.9	$825.6	$640.9	$3,173.2
Operating lease commitments	1,098.8	145.0	240.5	208.5	504.8
Projected other postretirement benefits	987.7	35.8	201.3	205.1	545.5
Purchase obligations:
IBM outsourcing agreements[2]	1,022.8	185.2	326.3	302.3	209.0
Other purchase obligations[3]	74.0	57.0	16.1	0.9	—
Other long-term liabilities	899.9	19.3	356.4	345.2	179.0
Venture capital commitments	22.5	8.7	9.7	4.1	—

Total contractual obligations and commitments	$12,712.3	$4,417.9	$1,975.9	$1,707.0	$4,611.5

[1]	Includes estimated interest expense.
[2]	Relates to agreements with International Business Machines Corporation to provide information technology infrastructure services. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2005 for further information.
[3]	Includes obligations related to IT service agreements and telecommunication contracts.

In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material noncancelable commitments.

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information on our debt and lease commitments, see Notes 7 and 16, respectively, to our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

Off-Balance Sheet Arrangements

We have agreed to guarantee up to $37.0 million of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital.

In connection with an investment in a joint venture to develop and operate a well-being center in California, we may be required, based on specific targets, to make an additional $18.0 million contribution following completion of the well-being center. We anticipate the well-being center will be completed during 2006.

In connection with the formation of a joint venture providing Medicaid services in Puerto Rico, we agreed under certain circumstances to provide additional funding to the joint-venture entity. As of December 31, 2005, our maximum potential liability pursuant to this guarantee was $30.3 million. We have not been required to make any payments under this guarantee and we do not currently expect any such payments will be made.

For additional information on these off-balance sheet arrangements, see Note 18 to our audited consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2005, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross Blue Shield Association and with the tangible net worth requirements applicable to certain of our California subsidiaries.

XI.     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about WellPoint, Inc. (“WellPoint”) that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by WellPoint, WellPoint Health Networks Inc. (“WHN”) and WellChoice, Inc. (“WC”); trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies; and our ability to resolve litigation and investigations within estimates; our ability to contract with providers consistent with past practice; our ability to achieve expected synergies and operating efficiencies in the WHN merger within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; our ability to achieve expected synergies and operating efficiencies in the WC merger within the expected time-frames or at all, to meet expectations regarding repurchases of shares of our common stock and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; our ability to meet expectations regarding the accounting and tax treatments of the transaction and the value of the transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. WellPoint does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in WellPoint’s and WC’s various SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on WellPoint’s financial position as of December 31, 2005. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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

Our portfolio includes corporate securities (approximately 38% of the total fixed maturity portfolio at December 31, 2005), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately A.

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

As of December 31, 2005, approximately 90% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $573.0 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $534.9 million increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2005, was approximately 10% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $144.8 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $144.8 million.

Long-Term Debt

Our total long-term debt at December 31, 2005 was $6.8 billion, and included $1.6 billion of commercial paper and $1.7 billion under a senior bridge facility. The carrying value of the commercial paper and bridge facility approximates fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

At December 31, 2005, we had $3.4 billion of senior unsecured notes with fixed interest rates. These notes, at par value, included $450.0 million at 6.375% due 2006, $200.0 million at 3.50% due 2007, $300.0 million at 3.75% due 2007, $300.0 million at 4.25% due 2009, $350.0 million at 6.375% due 2012, $800.0 million at 6.80% due 2012, $500.0 million at 5.00% due 2014 and $500.0 million at 5.95% due 2034. These notes had combined carrying and estimated fair value of $3.4 billion and $3.5 billion, respectively, at December 31, 2005.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2005 included $42.0 million of 9.125% surplus notes due 2010 and $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The combined carrying value of the surplus notes was $66.5 million and $66.4 million at December 31, 2005 and 2004, respectively. The estimated fair value of the surplus notes exceeded the carrying value by $16.7 million and $22.4 million at December 31, 2005 and 2004, respectively.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.

Derivatives

We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. Our derivative use is generally limited to hedging purposes and we generally do not use derivative instruments for speculative purposes.

During the year ended December 31, 2005, we entered into two fair value hedges with a total notional value of $660.0 million. The first hedge is a $360.0 million notional amount interest rate swap agreement to exchange a fixed 6.8% rate for a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $300.0 million notional amount interest rate swap agreement to exchange a fixed 5.00% rate for LIBOR-based floating rate and expires December 15, 2014. During the year ended December 31, 2004, we entered into a $300.0 million notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. This swap agreement expires on December 14, 2007.

During the year ended December 31, 2005, we entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0 million. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of our variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the year ended December 31, 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at December 31, 2005. The unamortized fair value included in accumulated comprehensive income at December 31, 2005 was $3.6 million.

During the year ended December 31, 2005, we entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0 million. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice merger. The unamortized fair value included in accumulated comprehensive income at December 31, 2005 was $12.5. As of December 31, 2005, the total amount of amortization over the next twelve months is expected to increase interest expense by approximately $0.6 million.

During the year ended December 31, 2004, we entered into forward starting pay fixed swaps and treasury lock swaps with an aggregate notional amount of $2.0 billion. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WHN merger. Upon termination of these swaps in 2004, we received a net $15.7 million, the net fair value at the times of termination. In addition, we recorded an unrealized gain of $10.2 million, net of tax, as accumulated other comprehensive income. Prior to the WHN merger, we reclassified $0.7 million ($0.5 million, net of tax) to net realized gains on investment for the portion of the hedges that were deemed not probable of occurring. Following the completion of the WHN merger on November 30, 2004, we issued debt securities, and the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as a reduction of interest expense, over the life of the debt securities. The unamortized fair value included in accumulated comprehensive income at December 31, 2005 was $8.9 million. As of December 31, 2005, the total amount of amortization over the next twelve months will decrease interest expense by approximately $1.3 million.

Changes in interest rates will affect the estimated fair value of these swap agreements. As of December 31, 2005, we recorded an asset of $5.6 million and a liability of $44.9 million, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $61.6 million increase in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $78.0 million decrease in fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WellPoint, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 15, 2006

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	December 31
	2005	2004
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,444.5 and $12,286.7)	$15,332.2	$12,413.7
Equity securities (cost of $1,388.4 and $1,089.3)	1,448.2	1,173.2
Cash and cash equivalents	2,740.2	1,457.2
Accrued investment income	156.8	144.6
Premium and self-funded receivables	2,295.2	1,574.6
Other receivables	831.4	731.8
Securities lending collateral	1,389.9	658.5
Deferred tax assets, net	728.2	434.0
Other current assets	1,022.7	769.9

Total current assets	25,944.8	19,357.5
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $238.1 and $219.3)	234.7	220.8
Equity securities (cost of $346.1 and $359.4)	372.9	360.8
Other invested assets, long-term	207.8	166.5
Property and equipment, net	1,078.6	1,045.2
Goodwill	13,469.1	10,017.9
Other intangible assets	9,686.4	8,211.6
Other noncurrent assets	410.9	358.1

Total assets	$51,405.2	$39,738.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,923.4	$4,202.0
Reserves for future policy benefits	82.1	145.0
Other policyholder liabilities	1,761.1	1,209.5

Total policy liabilities	6,766.6	5,556.5
Unearned income	1,057.1	1,046.6
Accounts payable and accrued expenses	2,860.4	2,222.1
Income taxes payable	833.4	418.8
Security trades pending payable	181.8	84.4
Securities lending payable	1,389.9	658.5
Current portion of long-term debt	481.2	160.9
Other current liabilities	1,286.8	1,433.4

Total current liabilities	14,857.2	11,581.2
Long-term debt, less current portion	6,324.7	4,289.5
Reserves for future policy benefits, noncurrent	679.9	727.2
Deferred tax liability, net	3,306.3	2,596.4
Other noncurrent liabilities	1,244.0	1,085.1

Total liabilities	26,412.1	20,279.4

Commitments and contingencies—Note 18
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 660,424,174 and 302,626,708	6.6	3.0
Additional paid-in capital	20,915.4	17,433.6
Retained earnings	4,173.5	1,960.1
Unearned stock compensation	(82.1)	(83.5)
Accumulated other comprehensive (loss) income	(20.3)	145.8

Total shareholders’ equity	24,993.1	19,459.0

Total liabilities and shareholders’ equity	$51,405.2	$39,738.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(In millions, except per share data)	Years ended December 31
	2005	2004	2003
Revenues
Premiums	$41,216.7	$18,771.6	$15,167.7
Administrative fees	2,729.9	1,436.9	1,160.2
Other revenue	566.5	252.4	159.2

Total operating revenue	44,513.1	20,460.9	16,487.1
Net investment income	633.1	311.7	278.1
Net realized (losses) gains on investments	(10.2)	42.5	16.2

Total revenues	45,136.0	20,815.1	16,781.4

Expenses
Benefit expense	33,219.9	15,387.8	12,254.5
Selling, general and administrative expense:
Selling expense	1,474.2	537.2	411.2
General and administrative expense	5,798.5	2,940.5	2,686.3

Total selling, general and administrative expense	7,272.7	3,477.7	3,097.5
Cost of drugs	288.0	95.0	38.7
Interest expense	226.2	142.3	131.2
Amortization of other intangible assets	238.9	61.4	47.6
Merger-related undertakings	—	61.5	—
Loss on repurchase of debt securities	—	146.1	—

Total expenses	41,245.7	19,371.8	15,569.5

Income before income tax expense	3,890.3	1,443.3	1,211.9
Income tax expense	1,426.5	483.2	437.6

Net income	$2,463.8	$960.1	$774.3

Net income per share[1]
Basic	$4.03	$3.15	$2.80

Diluted	$3.94	$3.05	$2.73

[1]	Per share data for each period presented reflects the two-for-one stock split, which was approved by the Board of Directors on April 25, 2005. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on May 31, 2005.

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31
	2005	2004	2003
Operating activities
Net income	$2,463.8	$960.1	$774.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	10.2	(42.5)	(16.2)
Loss on disposal of assets	2.7	0.8	0.4
Loss on repurchase of debt securities	—	146.1	—
Deferred income taxes	(102.6)	(103.4)	(26.7)
Amortization, net of accretion	531.1	197.4	167.7
Depreciation expense	102.7	81.7	77.3
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(234.1)	(1.3)	(201.8)
Other assets	(165.6)	(89.9)	(141.7)
Policy liabilities	50.0	25.6	104.7
Unearned income	(38.2)	34.0	84.6
Accounts payable and accrued expenses	309.8	191.6	61.0
Other liabilities	(132.7)	28.5	123.4
Income taxes	459.6	(125.5)	152.0

Net cash provided by operating activities	3,256.7	1,303.2	1,159.0

Investing activities
Purchases of fixed maturity securities	(17,457.0)	(7,242.7)	(5,135.8)
Proceeds from fixed maturity securities:
Sales	14,391.4	6,273.5	2,444.2
Maturities, calls and redemptions	1,344.5	952.5	1,670.8
Purchase of equity securities	(4,530.6)	(6.6)	(0.5)
Proceeds from sales of equity securities	4,480.0	1.3	—
Purchases of subsidiaries, net of cash acquired	(2,589.7)	(2,239.9)	(3.5)
Proceeds from sales of subsidiaries, net of cash sold	92.8	—	(3.1)
Proceeds from settlement of cash flow hedges	—	15.7	—
Purchases of property and equipment	(161.8)	(136.8)	(110.7)
Proceeds from sale of property and equipment	10.2	9.1	9.4

Net cash used in investing activities	(4,420.2)	(2,373.9)	(1,129.2)

Financing activities
Net proceeds from commercial paper borrowings	808.2	793.2	—
Proceeds from long term borrowings	1,700.0	1,770.2	—
Repayment of long-term borrowings	(155.1)	(798.5)	(100.0)
Proceeds from issuance of common stock under Equity Security Unit stock purchase contracts	—	230.0	—
Repurchase and retirement of common stock	(333.4)	(83.3)	(217.2)
Proceeds from sale of put options	1.1	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	429.3	159.0	57.0
Costs related to issuance of common stock	(3.6)	(8.2)	—

Net cash provided by (used in) financing activities	2,446.5	2,063.4	(260.2)

Change in cash and cash equivalents	1,283.0	992.7	(230.4)
Cash and cash equivalents at beginning of year	1,457.2	464.5	694.9

Cash and cash equivalents at end of year	$2,740.2	$1,457.2	$464.5

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2003	139.3	$1.4	$4,762.2	$481.3	$(5.3)	$122.7	$5,362.3
Net income	—	—	—	774.3	—	—	774.3
Change in net unrealized gains on investments	—	—	—	—	—	6.8	6.8
Change in additional minimum pension liability	—	—	—	—	—	9.2	9.2

Comprehensive income							790.3
Repurchase and retirement of common stock	(3.4)	—	(115.9)	(101.3)	—	—	(217.2)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of restricted stock amortization	1.7	—	62.4	—	2.1	—	64.5

December 31, 2003	137.6	1.4	4,708.7	1,154.3	(3.2)	138.7	5,999.9
Net income	—	—	—	960.1	—	—	960.1
Change in net unrealized gains on investments	—	—	—	—	—	(2.5)	(2.5)
Change in net unrealized gain on cash flow hedges	—	—	—	—	—	9.7	9.7
Change in additional minimum pension liability	—	—	—	—	—	(0.1)	(0.1)

Comprehensive income							967.2
Issuance of common stock and conversion of stock options in connection with WellPoint Health Networks Inc. merger, net of issue costs and elimination of subsidiary held stock	154.2	1.6	12,029.2	—	(46.9)	—	11,983.9
Issuance of common stock under Equity Security Units stock purchase contracts	5.3	—	230.0	—	—	—	230.0
Repurchase and retirement of common stock	(1.0)	—	(34.6)	(47.7)	—	—	(82.3)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercise and restricted stock amortization	6.5	—	500.3	(106.6)	(33.4)	—	360.3

December 31, 2004	302.6	3.0	17,433.6	1,960.1	(83.5)	145.8	19,459.0
Net income	—	—	—	2,463.8	—	—	2,463.8
Change in net unrealized gains on investments	—	—	—	—	—	(157.2)	(157.2)
Change in net unrealized gains on cash flow hedges	—	—	—	—	—	(9.7)	(9.7)
Change in additional minimum pension liability	—	—	—	—	—	0.8	0.8

Comprehensive income							2,297.7
Issuance of common stock and conversion of stock options in connection with WellChoice, Inc. net, of issue costs and elimination of subsidiary held stock and other purchase accounting adjustments	42.7	0.4	2,953.1	—	—	—	2,953.5
Repurchase and retirement of common stock	(3.9)	—	(146.6)	(186.8)	—	—	(333.4)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercise and restricted stock amortization	12.0	0.1	675.3	(60.5)	1.4	—	616.3
Two-for-one stock split	307.0	3.1	—	(3.1)	—	—	—

December 31, 2005	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

(In Millions, Except Per Share Data)

1. Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. (“Anthem”) effective November 30, 2004, is the largest publicly traded commercial health benefits company in terms of membership in the United States, serving approximately 34 million members as of December 31, 2005. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employers, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, consumer-driven health plans (“CDHPs”), other hybrid plans and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services including pharmacy benefit management, group life and disability insurance benefits, dental, vision, behavioral health benefits, workers compensation and long-term care insurance. The Company has licenses in all 50 states.

The Company is an independent licensee of the Blue Cross Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serves its members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as Blue Cross and Blue Shield in 10 New York City metropolitan counties, and as Blue Cross or Blue Cross and Blue Shield in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. The Company also serves customers throughout various parts of the United States as UniCare.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Two-for-One Stock Split: On April 25, 2005, WellPoint’s Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on May 13, 2005 received one additional share of WellPoint common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

record in the form of a stock dividend on May 31, 2005. All historical weighted average share and per share amounts and all references to stock compensation data and market prices of WellPoint’s common stock for all periods presented have been adjusted to reflect this two-for-one stock split.

Investments: All fixed maturity and equity securities are classified as “available-for-sale” and are reported at fair value. The Company has determined that certain of these investment securities are available to support current operations and, accordingly, has classified such investment securities as current assets without regard for contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors.

The Company uses the equity method of accounting for investments in companies in which its ownership interest of the voting shares of an investee company enables the Company to influence the operating or financial decisions of the investee company, but the Company is without a controlling financial interest. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported with net investment income.

For asset-backed securities included in fixed maturity securities, the Company recognizes income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

The Company participates in securities lending programs whereby marketable securities in its investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. The fair value of the collateral amounted to $1,389.9 and $658.5, which represents 102% and 102% of the market value of the securities on loan at December 31, 2005 and 2004, respectively. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company recognizes the collateral as an asset, which is reported as “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the balance sheet.

Cash Equivalents: All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Derivative Financial Instruments: All investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. WellPoint typically invests in the following types of derivative financial instruments: interest rate swaps, call options, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

The Company’s derivatives are reported as other current assets or liabilities or other noncurrent assets or liabilities, as appropriate, with the exception of embedded derivative instruments not subject to bifurcation, which are reported together with their host instrument. If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.

Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change.

The Company’s accounting for changes in the fair value of derivatives is as follows:

Nature of Hedge Designation	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains or losses

Fair value hedge	Realized investment gains or losses, along with the change in the fair value of the hedged asset or liability

Cash flow hedge	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings

The Company discontinues hedge accounting prospectively when it is determined that one of the following has occurred: (i) the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

If hedge accounting is discontinued, the derivative will continue to be carried in the Company’s consolidated balance sheet at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated unrealized gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period results of operations. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period results of operations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The Company’s use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which it is subject, and by its own derivative policy.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. The Company attempts to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties.

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management, which includes rebalancing its existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities. These strategies include the use of interest rate swaps and forward contracts. These instruments are generally used to lock interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. The Company has used these types of instruments as designated hedges against specific liabilities.

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates and equity prices affect the fair value of derivatives. The fair values generally represent the estimated amounts that WellPoint would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of the Company’s derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $96.0 and $78.1 at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is based on historical collection trends and management’s judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include proceeds due from brokers on investment trades, government programs, pharmacy sales, reinsurance, claim recoveries and other miscellaneous amounts due to the Company. These receivables have been reduced by an allowance for uncollectible amounts of $90.9 and $84.6 at December 31, 2005 and 2004, respectively, which is based on historical collection trends and management’s judgment regarding the ability to collect specific accounts.

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

Goodwill and Other Intangible Assets: The Company follows FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations to be accounted for using the purchase method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on membership.

Retirement Benefits: Pension benefits are recorded in accordance with FAS 87, Employers’ Accounting for Pensions. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Liabilities for pension benefits are reported with other noncurrent liabilities.

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

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” became law in December 2003 and expanded Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting January 1, 2006. The Company anticipates that the retiree medical benefits it pays in 2006 and beyond will be lower as a result of the new Medicare provisions. During 2004, the Company adopted accounting guidance under Financial Accounting Standards Board Staff Position (“FSP”) 106-1 and 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The impact of adopting FSP 106-1 and 106-2, while accretive to earnings, is not material to the consolidated financial statements for the years ended December 31, 2005 and 2004.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with the Company’s method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract.

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

Other Policyholder Liabilities: Other policyholder liabilities include certain case-specific reserves as well as rate stabilization reserves associated with retrospectively rated insurance contracts. Rate stabilization reserves represent accumulated premiums that exceed what customers owe based on actual claim experience and are paid based on contractual requirements.

Revenue Recognition: Gross premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided. Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.

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

Federal Income Taxes: The Company files a consolidated income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

benefit generally represents the net change in deferred income tax assets and liabilities during the year. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Stock-Based Compensation: The Company has a plan that provides for stock-based compensation, including stock options, restricted stock awards and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan allows for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognizes no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the award’s vesting period. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

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

The Company adopted FAS 123R on January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of FAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards shall be recognized in periods subsequent to the adoption based on the grant date fair value determined for recognition or pro forma disclosure purposes under FAS 123. The overall impact of adopting FAS 123R will reduce 2006 earnings by approximately 3% to 5% given the Company’s current stock-based compensation programs and will reduce operating cash flows for the excess tax benefits that must be shown as cash flows from financing activities. The Company does not expect that the adoption of FAS 123R will have a material impact on its financial position.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The Company’s stock-based employee compensation plans are described in Note 12. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years ended December 31
	2005	2004	2003
Reported net income	$2,463.8	$960.1	$774.3
Add: Stock-based employee compensation expense for restricted stock and stock awards as reported (net of tax)	52.8	6.6	1.7
Less: Total stock-based employee compensation expense as determined under FAS 123 for all awards (net of tax)	(175.3)	(89.5)	(24.6)

Pro forma net income	$2,341.3	$877.2	$751.4

Basic earnings per share:
As reported	$4.03	$3.15	$2.80
Pro forma	3.83	2.88	2.72

Diluted earnings per share:
As reported	$3.94	$3.05	$2.73
Pro forma	3.72	2.80	2.65

Earnings Per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, restricted stock and purchase contracts included in Equity Security Units, using the treasury stock method. The treasury stock method assumes exercise of stock options, vesting of restricted stock and conversion of stock purchase rights under purchase contracts included in Equity Security Units, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. The purchase contracts included in Equity Security Units were settled in November 2004, and the common stock issued is included in the basic earnings per share calculation at December 31, 2004 and thereafter. Under long-term incentive plans, when cumulative net income, as defined, met or exceeded threshold targets, contingently issuable shares were dilutive to earnings per share.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Business Combinations

Merger with WellChoice, Inc.

On December 28, 2005, the Company completed its merger with WellChoice, Inc. (“WellChoice”), which was announced on September 27, 2005. The merger was deemed effective December 31, 2005 for accounting purposes; accordingly, the operating results of WellChoice will be included in WellPoint’s consolidated financial statements in periods following December 31, 2005.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

Under the merger agreement, WellChoice stockholders received thirty-eight dollars and twenty-five cents ($38.25) in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. The value of the transaction is estimated to be approximately $6,452.0, including cash of $3,126.4, the issuance of 42.4 shares of common stock, valued at $3,180.8, 0.3 shares of WellChoice restricted stock and stock units converted to WellPoint stock, valued at $19.8, WellChoice stock options converted to WellPoint stock options, valued at $113.4, and $11.6 of estimated transaction costs. The fair value of common stock issued was based on $74.97 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the merger was announced.

In accordance with FAS 141 the purchase price was allocated to the fair value of WellChoice assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $3,445.2 of non-tax deductible goodwill which was allocated to the Health Care segment. The purchase price allocation is preliminary and is subject to change as fair value estimates and opening balance sheet liabilities, including those related to employee terminations and other merger-related exit activities, are refined.

The estimated fair values of WellChoice assets acquired and liabilities assumed at the date of the merger are summarized as follows:

Current assets	$4,247.5
Goodwill	3,445.2
Other intangible assets	1,729.5
Other noncurrent assets	192.1

Total assets acquired	9,614.3

Current liabilities	2,458.3
Noncurrent liabilities	704.0

Total liabilities assumed	3,162.3

Net assets acquired	$6,452.0

Of the $1,729.5 of acquired intangible assets, $1,152.8 was assigned to Blue Cross and Blue Shield trademarks, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $563.2 of subscriber base with an average life of 15 years and $13.5 of provider contracts with a 20 year life. The values assigned to goodwill and intangible assets with finite and indefinite lives were determined based on independent third-party valuations.

The pro forma effects of this acquisition were not material to the Company’s consolidated results of operations.

Lumenos, Inc. Acquisition

On June 9, 2005, the Company completed its acquisition of Lumenos, Inc. (“Lumenos”), a market leader in consumer-driven health programs. The total consideration for the acquisition was approximately $185.0 in cash paid to the stockholders of Lumenos. The acquisition was accounted for using the purchase method of accounting, and was deemed effective June 1, 2005 for accounting purposes. Accordingly, the results of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

operations for Lumenos are included in the Company’s consolidated financial statements for periods following June 1, 2005. In accordance with FAS 141, the purchase price was allocated to the fair value of Lumenos assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired resulted in $119.5 of non-tax deductible goodwill, which was allocated to the Health Care segment. The purchase price allocation is preliminary and additional refinements may occur. The pro forma effects of this acquisition were not material to the Company’s consolidated results of operations.

Merger with WellPoint Health Networks Inc.

As described in Note 1, on November 30, 2004, Anthem completed its merger with WHN and purchased 100% of the outstanding common stock of WHN. As a result of the merger, each WHN stockholder received twenty-three dollars and eighty cents ($23.80) in cash, without interest, and one share of WellPoint common stock for each share of WHN common stock held. The purchase price was $15,773.6 and included cash of $3,718.8, the issuance of approximately 310.6 shares of WellPoint common stock, valued at $11,293.8, WHN stock options converted to WellPoint stock options and other stock awards for approximately 43.7 shares, valued at $563.6, and $197.4 of estimated transaction costs. The fair value of common stock issued was based on $36.35 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced.

In accordance with FAS 141, the purchase price was allocated to the fair value of WHN assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $7,626.4 of non-tax deductible goodwill, of which $7,397.6 was allocated to the Health Care segment and $228.8 to the Specialty segment.

The estimated fair values of WHN assets acquired and liabilities assumed at the date of the merger, adjusted for final purchase price allocations, are summarized as follows:

Current assets	$11,381.6
Goodwill	7,626.4
Other intangible assets	7,031.7
Other noncurrent assets	1,100.5

Total assets acquired	27,140.2

Current liabilities	6,969.2
Noncurrent liabilities	4,397.4

Total liabilities assumed	11,366.6

Net assets acquired	$15,773.6

Of the $7,031.7 of acquired intangible assets, $4,370.0 was assigned to Blue Cross and Blue Shield and other trademarks, $271.0 was assigned to provider networks, and $258.0 was assigned to a license for a state sponsored program, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $2,030.0 of subscriber base with an average life of 20 years and $102.7 of provider contracts with a 23 year life. The values assigned to goodwill and intangible assets with finite and indefinite lives were determined based on independent third-party valuations.

The results of operations for WHN are included in WellPoint’s consolidated financial statements for the periods following November 30, 2004.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

In connection with the WHN merger, the Company executed certain undertakings with the California Department of Managed Health Care, the California Department of Insurance (“California DOI”), and the Georgia Department of Insurance (“Georgia DOI”), which contained various commitments by the Company. Expenses for merger related undertakings of $61.5 were recorded in 2004 for certain obligations under these agreements with the California DOI and the Georgia DOI. Under these obligations, during 2005, WellPoint donated $35.0 to community clinics in California and $15.0 for a program to be conducted through California community colleges to support the training of new nurses in California. Further, Blue Cross and Blue Shield of Georgia, Inc. and Blue Cross and Blue Shield Healthcare Plan of Georgia, Inc., started to fund the establishment and administration of a telemedicine network to benefit health care in rural Georgia under the $11.5 commitment established in connection with the WHN merger.

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

	Years Ended December 31
	2004	2003
Pro forma revenues	$42,124.0	$37,234.9
Pro forma net income	$1,910.3	$1,496.8
Pro forma earning per share:
Basic	$3.10	$2.55
Diluted	$3.00	$2.49
Pro forma shares outstanding:
Basic	615.9	587.2
Diluted	636.8	600.6

4. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 19) for 2005 and 2004 is as follows:

	Health Care	Specialty	Total
Balance as of January 1, 2004	$2,440.5	$9.6	$2,450.1
Goodwill acquired	7,206.7	379.0	7,585.7
Adjustments	(17.9)	—	(17.9)

Balance as of December 31, 2004	9,629.3	388.6	10,017.9
Goodwill acquired	3,565.6	—	3,565.6
Adjustments	40.5	(154.9)	(114.4)

Balance as of December 31, 2005	$13,235.4	$233.7	$13,469.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets (continued)

Goodwill acquired in 2005 included $3,445.2 related to the merger with WellChoice, $119.5 related to the acquisition of Lumenos and $0.9 related to other acquisitions. Goodwill adjustments of $72.1 in 2005 relate primarily to adjustments for costs associated with employee terminations and costs for exiting certain activities in connection with the WHN merger. The Company recorded an estimate of these liabilities at the merger date, which resulted in an increase to goodwill. For a period of time after the merger date, adjustments to these initial estimates are recorded as an adjustment to goodwill. Subsequent to this purchase price allocation period, any additional changes are recorded as a charge to current operations, except for adjustments to income taxes, which will continue to be adjusted to goodwill. Goodwill adjustments in 2005 also include reductions of $25.4 related to other purchase accounting adjustments related to the WHN merger and $161.1 related to the tax benefit on the exercise of stock options issued as part of the WHN and Trigon Healthcare, Inc. (“Trigon”) acquisitions.

Goodwill acquired in 2004 included $7,579.6 related to the merger with WHN and $6.1 of additional goodwill related to a contingent earnout for a subsidiary in the Company’s Health Care segment. Goodwill reductions of $17.9 in 2004 relate to the exercise of stock options issued as part of the WHN and Trigon acquisitions.

The following table represents a reconciliation of employee termination and other exit costs recorded in connection with the WHN merger:

	Employee Termination Costs	Other Exit Activities	Total
Initial accrual at November 30, 2004	$252.0	$—	$252.0
Payments and costs charged against liability	(261.4)	(27.6)	(289.0)
Purchase accounting adjustments to initial estimate	44.5	27.6	72.1

Accrued costs December 31, 2005	$35.1	$—	$35.1

The components of other intangible assets as of December 31 are as follows:

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$3,103.0	$(381.1)	$2,721.9	$2,549.2	$(151.2)	$2,398.0
Provider and hospital networks	153.6	(21.4)	132.2	133.8	(13.7)	120.1
Other	18.9	(12.3)	6.6	14.6	(11.0)	3.6

Total	3,275.5	(414.8)	2,860.7	2,697.6	(175.9)	2,521.7
Intangible assets with indefinite life:
Blue Cross and Blue Shield trademarks	6,296.7	—	6,296.7	5,143.9	—	5,143.9
Provider relationships	271.0	—	271.0	295.0	—	295.0
License	258.0	—	258.0	251.0	—	251.0

Total	6,825.7	—	6,825.7	5,689.9	—	5,689.9

Other intangible assets	$10,101.2	$(414.8)	$9,686.4	$8,387.5	$(175.9)	$8,211.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets (continued)

As required by FAS 142, the Company completed its annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2005, 2004 and 2003. These tests involved the use of estimates related to the fair value of the reporting unit to which the goodwill and other intangible assets with indefinite lives are allocated. There were no impairment losses recorded during 2005, 2004 and 2003.

As of December 31, 2005, estimated amortization expense for each of the five years ending December 31, is as follows: 2006, $296.2; 2007, $280.1; 2008, $263.3; 2009, $246.0; and 2010, $226.4.

5. Investments

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
			Less than 12 Months	Greater than 12 Months	Estimated Fair Value
December 31, 2005:
Fixed maturity securities:
United States Government securities	$1,951.9	$4.4	$(11.5)	$(1.9)	$1,942.9
States, municipalities and political subdivisions—tax-exempt	2,902.4	7.2	(22.1)	(12.7)	2,874.8
Corporate securities	5,997.5	21.3	(54.9)	(7.2)	5,956.7
Redeemable preferred securities	14.7	0.8	—	—	15.5
Options embedded in convertible debt securities	19.0	—	—	—	19.0
Mortgage-backed securities	4,797.1	11.7	(45.7)	(5.1)	4,758.0

Total fixed maturity securities	15,682.6	45.4	(134.2)	(26.9)	15,566.9
Equity securities	1,734.5	114.6	(27.6)	(0.4)	1,821.1

Total investments, available-for-sale	$17,417.1	$160.0	$(161.8)	$(27.3)	$17,388.0

December 31, 2004:
Fixed maturity securities:
United States Government securities	$1,715.3	$10.5	$(2.4)	$—	$1,723.4
States, municipalities and political subdivisions—tax-exempt	2,438.5	14.2	(10.6)	(1.1)	2,441.0
Corporate securities	5,323.1	100.6	(8.4)	(0.7)	5,414.6
Redeemable preferred securities	7.0	1.0	—	—	8.0
Mortgage-backed securities	3,022.1	30.0	(3.6)	(1.0)	3,047.5

Total fixed maturity securities	12,506.0	156.3	(25.0)	(2.8)	12,634.5
Equity securities	1,448.7	88.6	(3.3)	—	1,534.0

Total investments, available-for-sale	$13,954.7	$244.9	$(28.3)	$(2.8)	$14,168.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	2005			2004
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
Fixed maturity securities:
12 months or less	4,057	$9,164.7	$(134.2)	1,895	$3,824.7	$(25.0)
Greater than 12 months	934	1,115.1	(26.9)	143	136.2	(2.8)

Total fixed maturity securities	4,991	10,279.8	(161.1)	2,038	3,960.9	(27.8)
Equity securities:
12 months or less	1,662	403.9	(27.6)	379	82.5	(3.3)
Greater than 12 months	29	4.8	(0.4)	—	—	—

Total equity securities	1,691	408.7	(28.0)	379	82.5	(3.3)

Total fixed maturity and equity securities	6,682	$10,688.5	$(189.1)	2,417	$4,043.4	$(31.1)

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2005.

The amortized cost and fair value of fixed maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$781.0	$780.8
Due after one year through five years	5,247.9	5,196.4
Due after five years through ten years	2,627.5	2,602.9
Due after ten years	2,229.1	2,228.8
Mortgage-backed securities	4,797.1	4,758.0

Total available-for-sale debt securities	$15,682.6	$15,566.9

Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The major categories of net investment income for the years ended December 31 are as follows:

	2005	2004	2003
Fixed maturity securities	$570.9	$299.1	$274.5
Equity securities	33.9	8.1	3.7
Cash and cash equivalents	47.6	11.8	4.0
Other invested assets, long-term	3.4	0.8	2.6

Investment revenue	655.8	319.8	284.8
Investment expense	(22.7)	(8.1)	(6.7)

Net investment income	$633.1	$311.7	$278.1

Net realized investment (losses) gains and net change in unrealized (depreciation) appreciation in investments for the years ended December 31, were as follows:

	2005	2004	2003
Net realized investment (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$90.9	$92.0	$58.2
Gross realized losses from sales	(116.2)	(51.4)	(16.5)
Gross realized losses from other-than-temporary impairments	(7.3)	—	—

Net realized (losses) gains on fixed maturity securities	(32.6)	40.6	41.7
Equity securities
Gross realized gains from sales	43.9	3.4	0.5
Gross realized losses from sales	(21.9)	(0.1)	—
Gross realized losses from other-than-temporary impairments	(7.5)	(0.8)	(24.4)

Net realized gains (losses) on equity securities	14.5	2.5	(23.9)
Other realized investment gains (losses)	7.9	(0.6)	(1.6)

Net realized investment (losses) gains	(10.2)	42.5	16.2
Net change in unrealized (depreciation) appreciation in investments:
Fixed maturity securities	(244.2)	(61.3)	(56.1)
Equity securities	1.3	59.1	64.8
Other invested assets, long-term	—	(1.4)	0.1

Total net change in unrealized (depreciation) appreciation in investments	(242.9)	(3.6)	8.8
Deferred income tax benefit (expense)	85.7	1.1	(2.0)

Net change in unrealized (depreciation) appreciation in investments	(157.2)	(2.5)	6.8

Net realized (losses) gains and change in unrealized (depreciation) appreciation in investments	$(167.4)	$40.0	$23.0

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on the Company’s results of operations or shareholders’ equity.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will produce realized gains and losses.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. The Company follows a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. The Company has established a committee responsible for the impairment review process.

The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors. For securities that are deemed to be impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

Impairments recorded in 2005, 2004 and 2003 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets.

At December 31, 2005, no investments other than investments in U.S. government agency securities exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2005 and 2004 was $4.7 and $0.0 at December 31, 2005 and 2004, respectively.

As of December 31, 2005 the Company had committed approximately $22.6 to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships.

Restricted Investments

At December 31, 2005 and 2004, securities with carrying values of approximately $227.9 and $210.2 were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities.

During 2005 and 2004, the Company entered into securities lending programs. Securities on loan under the Company’s securities lending programs are included in the investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security to the Company upon completion of the transaction. The fair value of securities on loan as of December 31, 2005 and 2004 was $1,360.1 and $643.8, respectively. Income earned on security lending transactions for the year ended December 31, 2005, 2004 and 2003 was $1.6, $0.1 and $0.0, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31 is as follows:

	2005			2004
	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
Swaps	$2,315.0	$5.6	$(44.9)	$300.0	$—	$(0.8)
Equity warrants	0.6	3.7	—	—	—	—
Options embedded in convertible debt securities	148.6	19.0	—	—	—	—

Total	$2,464.2	$28.3	$(44.9)	$300.0	$—	$(0.8)

For the years ended December 31, 2005 and 2004, the Company recognized realized gains related to derivative financial instruments of $1.5 and $0.7, respectively. There were no realized gains or losses on derivative financial instruments for the years ended December 31, 2003.

Fair Value Hedges

During the year ended December 31, 2005, the Company entered into two fair value hedges with a total notional value of $660.0. The first hedge is a $360.0 notional amount interest rate swap agreement to exchange a fixed 6.8% rate for a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $300.0 notional amount interest rate swap agreement to exchange a fixed 5.00% rate for LIBOR-based floating rate and expires December 15, 2014.

During the year ended December 31, 2004, the Company entered into a $300.0 notional amount interest rate swap agreement to exchange a fixed 3.75% rate for a LIBOR-based floating rate. The swap agreement expires December 14, 2007.

For the year ended December 31, 2005 and 2004, the Company recognized $0.5 and $0.1 from these swap agreements, which were recorded as a reduction of interest expense.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the year ended December 31, 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at December 31, 2005. The unrecognized gain included in accumulated other comprehensive income at December 31, 2005 was $3.6.

During the year ended December 31, 2005, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice merger. The unrecognized loss included in accumulated other comprehensive income at December 31, 2005 was $12.5. As of December 31, 2005, the total amount of amortization over the next twelve months is expected to increase interest expense by approximately $0.6.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

During the year ended December 31, 2004, the Company entered into forward starting pay fixed swaps and treasury lock swaps with an aggregate notional amount of $2,000.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WHN merger. These swaps were terminated in 2004, and the Company received a net $15.7, the net fair value at the time of termination. In addition, the Company recorded an unrealized gain of $10.2, net of tax, as accumulated other comprehensive income. Prior to the WHN merger, the Company reclassified $0.7 ($0.5, net of tax) to net realized gains on investment for the portion of the hedges that were deemed not probable of occurring. Following the completion of the WHN merger on November 30, 2004, the Company issued debt securities, and the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as a reduction of interest expense, over the life of the debt securities. The unrecognized gain included in accumulated other comprehensive income at December 31, 2005 was $8.9. As of December 31, 2005, the total amount of amortization over the next twelve months will decrease interest expense by approximately $1.3.

7. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2005	2004
Senior unsecured notes:
4.875%, face amount of $150.0, due 2005	$—	$149.8
6.375%, face amount of $450.0, due 2006	455.9	469.6
3.500%, face amount of $200.0, due 2007	195.5	192.8
3.750%, face amount of $300.0, due 2007	292.1	297.4
4.250%, face amount of $300.0, due 2009	297.8	297.3
6.375%, face amount of $350.0, due 2012	375.2	378.9
6.800%, face amount of $800.0, due 2012	786.1	791.8
5.000%, face amount of $500.0, due 2014	481.2	492.8
5.950%, face amount of $500.0, due 2034	493.9	493.8
Surplus notes:
9.125%, face amount of $42.0, due 2010	41.7	41.6
9.000%, face amount of $25.1, due 2027	24.8	24.8
Variable rate debt:
Commercial paper program	1,601.4	793.2
Bridge loan	1,700.0	—
Capital leases, stated or imputed rates from 4.700% to 22.000% due through 2012	60.3	26.6

Total debt	6,805.9	4,450.4
Current portion of debt	(481.2)	(160.9)

Long-term debt, less current portion	$6,324.7	$4,289.5

WellPoint had cash requirements of approximately $3,138.0 for the WellChoice merger, including both the cash portion of the purchase price and estimated transaction costs. In anticipation of the merger, on December 28, 2005, WellPoint entered into a bridge loan agreement under which it could borrow up to $3,000.0. On December 28, 2005, WellPoint borrowed $1,700.0 under this bridge facility to partially fund the WellChoice merger. The interest rate on this bridge loan is based on either (i) the LIBOR rate plus a predetermined

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The weighted-average interest rate on the bridge loan at December 31, 2005 was 7.250%. The bridge loan has been classified as long-term debt at December 31, 2005 in accordance with FAS 6, Classification of Short-Term Obligations Expected to Be Refinanced (“FAS 6”), as this short-term borrowing was replaced with a long-term borrowing on January 10, 2006.

On December 28, 2005, WellPoint filed a shelf registration with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. On January 10, 2006, the Company issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay the bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper obtained to partially fund the WellChoice merger.

On November 29, 2005, the Company entered into a senior credit facility (the “facility”) with certain lenders for general corporate purposes. The facility provides credit for up to $2,500.0 (reduced for any commercial paper issuances) and matures on November 29, 2010. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.4 in 2005 and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the senior credit facility as of December 31, 2005.

In August 2004, the Company issued $200.0 of 3.500% notes due 2007, which were used to exchange and retire $190.0 aggregate principal amount of 4.655% remarketed subordinated debentures. The Company also received approximately $4.7 of cash proceeds, net of underwriting discounts and offering expenses. These notes were issued under a shelf registration filed with the Securities and Exchange Commission in December 2002 for any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1,000.0. This shelf registration was cancelled in December of 2005.

On December 9, 2004, the Company issued $300.0 of 3.750% notes due 2007, $300.0 of 4.250% notes due 2009, $500.0 of 5.000% notes due 2014 and $500.0 of 5.950% notes due 2034. Net proceeds from this offering were approximately $1,583.7 after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from these notes were used to repay borrowings at November 30, 2004 to partially fund the cash portion of the WHN purchase price and to fund the tender offer to purchase $500.0 of surplus notes of Anthem Insurance Companies, Inc. (“Anthem Insurance”). The remainder of the proceeds was used to repay commercial paper.

The senior unsecured notes of 6.375% due 2006 and 6.375% due 2012 were obligations of WHN prior to the merger. This indebtedness was assumed by Anthem Holding Corp., a direct wholly-owned subsidiary of WellPoint. As required by FAS 141, this debt was recorded at fair value as of the merger date.

Surplus notes are unsecured obligations of Anthem Insurance, a wholly owned subsidiary, and are subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance (“IDOI”), and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws. During December 2004, WellPoint completed a tender offer to purchase Anthem Insurance surplus notes from the holders, and purchased $258.0 of 9.125% notes

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

due 2010 and $174.9 of 9.000% notes due 2027. The Company recorded a loss of $146.1 which has been recorded as loss on repurchase of debt securities in the statement of income for the year ended December 31, 2004.

The Company has an authorized commercial paper program of up to $2,000.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2005 and 2004 were 4.40% and 2.44%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2004 in accordance with FAS 6, as the Company’s practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facility described above.

Interest paid during 2005, 2004 and 2003 was $238.7, $146.7 and $136.4, respectively.

The Company was in compliance with all applicable covenants under its outstanding debt agreements.

Future maturities of debt, including capital leases, are as follows: 2006, $3,782.6; 2007, $495.3; 2008, $9.0; 2009, $307.4; 2010, $45.5 and thereafter $2,166.1.

8. Fair Value of Financial Instruments

In the normal course of business, WellPoint invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative securities.

Fair values are disclosed for all financial instruments, for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. Management attempts to obtain quoted market prices for these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by management’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values. The estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

Non-financial instruments such as real estate, property and equipment, deferred income taxes and intangibles, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accrued investment income, premium and self-funded receivables, other receivables, securities lending collateral, unearned income, accounts payable and accrued expenses, income taxes payable, security trades pending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the following table.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Current and long-term investments, available-for-sale, at fair value: The carrying amount approximates fair value, based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Fair Value of Financial Instruments (continued)

Other invested assets, long term: The Company’s investments in limited partnerships are carried at its share in the partnerships’ undistributed retained earnings, which approximates fair value.

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

Interest rate swaps: The fair value of the interest rate swaps are based on the quoted market prices by the financial institution that is the counterparty to the swap.

Equity warrants: The fair value of equity warrants are based on quoted market prices, where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or quoted market prices of comparable instruments.

The carrying values and estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Investments available-for-sale:
Fixed maturity securities	$15,566.9	$15,566.9	$12,634.5	$12,634.5
Equity securities	1,821.1	1,821.1	1,534.0	1,534.0
Other invested assets, long term	207.8	207.8	166.5	166.5
Derivatives (reported with other noncurrent assets)	9.3	9.3	—	—
Liabilities:
Debt:
Commercial paper	1,601.4	1,601.4	793.2	793.2
Other notes and capital leases	5,204.5	5,323.1	3,657.2	3,829.5
Derivatives (reported with other noncurrent liabilities)	44.9	44.9	0.8	0.8

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2005	2004
Land and improvements	$60.8	$57.3
Building and components	451.4	476.0
Data processing equipment, furniture and other equipment	673.1	555.1
Computer software, purchased and internally developed	679.1	589.1
Leasehold improvements	133.4	89.5

	1,997.8	1,767.0
Accumulated depreciation and amortization	(919.2)	(721.8)

Property and equipment, net	$1,078.6	$1,045.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Property and Equipment (continued)

Property and equipment includes assets purchased under noncancelable capital leases of $54.7 and $25.7 at December 31, 2005 and 2004, respectively. Total accumulated amortization on leased assets at December 31, 2005 and 2004 was $17.0 and $5.9, respectively. Depreciation expense for 2005, 2004 and 2003 was $102.7, $81.7 and $77.3, respectively. Amortization expense on leased assets, software and leasehold improvements for 2005, 2004 and 2003 was $125.9, $54.0 and $50.5, respectively. Capitalized costs related to the internal development of software of $409.9 and $330.9 at December 31, 2005 and 2004, respectively, are reported with computer software.

10. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2005	2004	2003
Gross medical claims payable, beginning of period	$4,202.0	$1,841.7	$1,800.0
Ceded medical claims payable, beginning of period	(31.9)	(8.7)	(2.8)

Net medical claims payable, beginning of period	4,170.1	1,833.0	1,797.2

Business combinations and purchase adjustments	784.5	2,394.4	(20.6)
Net incurred medical claims:
Current year	33,471.0	15,452.6	12,374.2
Prior years (redundancies)	(655.6)	(172.4)	(226.2)

Total net incurred medical claims	32,815.4	15,280.2	12,148.0

Net payments attributable to:
Current year medical claims	29,532.5	12,556.3	10,598.3
Prior years medical claims	3,341.8	2,781.2	1,493.3

Total net payments	32,874.3	15,337.5	12,091.6

Net medical claims payable, end of period	4,895.7	4,170.1	1,833.0
Ceded medical claims payable, end of period	27.7	31.9	8.7

Gross medical claims payable, end of period	$4,923.4	$4,202.0	$1,841.7

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The favorable development in medical claims payable for the years ended December 31, 2005, 2004, and 2003 is primarily attributable to actual medical cost experience being more favorable than that assumed at the time the liability was established.

11. Reinsurance

The Company reinsures certain of its risks with other companies and assumes risk from other companies and such reinsurance is accounted for as a transfer of risk. The Company remains primarily liable to policyholders under ceded insurance contracts and is contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Reinsurance (continued)

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct	$41,312.7	$41,366.1	$18,886.1	$18,824.4	$15,269.8	$15,186.2
Assumed	22.2	41.3	5.9	5.4	4.4	4.6
Ceded	(169.4)	(190.7)	(58.7)	(58.2)	(23.0)	(23.1)

Net premiums	$41,165.5	$41,216.7	$18,833.3	$18,771.6	$15,251.2	$15,167.7

Assumed/Net premiums as %	0.05%	0.10%	0.03%	0.03%	0.03%	0.03%

A summary of net premiums written and earned for the Company’s segments for the years ended December 31 is as follows:

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Health Care	$40,322.5	$40,315.5	$18,571.6	$18,511.5	$15,092.5	$15,008.6
Specialty	853.5	911.7	269.7	268.1	171.7	172.1
Other	(10.5)	(10.5)	(8.0)	(8.0)	(13.0)	(13.0)

Net premiums	$41,165.5	$41,216.7	$18,833.3	$18,771.6	$15,251.2	$15,167.7

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2005	2004	2003
Direct	$33,374.4	$15,419.3	$12,277.4
Assumed	8.5	9.6	10.9
Ceded	(163.0)	(41.1)	(33.8)

Benefit expense	$33,219.9	$15,387.8	$12,254.5

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2005	2004
Policy liabilities, assumed	$169.0	$212.8
Unearned income, assumed	0.3	19.3
Premiums payable, ceded	25.7	31.6
Premiums receivable, assumed	7.3	28.3

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock

Shares Issued for the WellChoice Merger

On December 28, 2005, as partial consideration in the WellChoice merger, the Company issued .05191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding, resulting in additional outstanding shares of approximately 42.7. The $3,200.6 fair value of the common shares issued was determined based on $74.97 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the merger was announced. Transaction costs of $11.6 reduced the aggregate fair value and $3,189.0 was recorded as par value of common stock and additional paid-in capital.

Shares Issued for the WHN Merger

Effective November 30, 2004, as partial consideration in the WHN merger, the Company issued one share of common stock for each WHN share outstanding, resulting in additional outstanding shares of approximately 310.6. The $11,293.8 fair value of the common shares issued was determined based on $36.35 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced. Offering costs of $8.3 reduced the aggregate fair value and $11,285.5 was recorded as par value of common stock and additional paid-in capital.

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

In accordance with the Stock Plan, options to purchase shares of common stock at an amount equal to the fair market value of the stock at the date of grant were granted to eligible employees and non-employee directors during 2005, 2004 and 2003. Options vest and expire over terms as set by the Compensation Committee at the time of grant. In 2005, the Company changed the vesting provisions of newly granted options to six equal semi-annual vesting tranches. Options granted prior to 2005 vested in three equal annual tranches. All options expire ten years from the grant date. Certain grants contain provision whereby the employee continues to vest in the award subsequent to termination due to retirement. The Company’s expense attribution methodology ignores such vesting provisions and the fair value of the awards is amortized over the stated vesting periods. Effective with the adoption of FAS 123R, the Company will change its attribution method and will then consider all vesting provisions in determining the requisite service period over which the fair value of the awards will be recognized.

In connection with the WellChoice merger, the Company assumed the WellChoice, Inc. 2003 Omnibus Incentive Plan, which provided for the granting of stock options to employees and non-employee directors. WellChoice stock options were converted to WellPoint stock options using the option exchange ratio as defined in the merger agreement. The converted stock options were recorded at the acquisition date as additional paid-in capital and valued at $113.4 using a binomial lattice model. The following weighted-average assumptions were used for the conversion: risk free interest rate of 4.32%; volatility factor of 22.00%; expected dividend yield of 0.00%; and expected option life of three years.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

In connection with the WHN merger, the Company assumed the WellPoint Health Networks Inc. 1999 Stock Incentive Plan, the WellPoint Health Networks Inc. 2000 Employee Stock Option Plan, the Cobalt Corporation Equity Incentive Plan, the RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan, the RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan and the RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, which collectively provided for the granting of stock options to employees and non-employee directors. WHN stock options were converted to WellPoint stock options using the option exchange ratio as defined in the merger agreement. The converted stock options were recorded at the acquisition date as additional paid-in capital and valued at $559.9 using a Black-Scholes option-pricing model. The following weighted-average assumptions were used for the conversion: risk free interest rate of 3.07%; volatility factor of 33.00%; expected dividend yield of 0.00%; and expected option life of three years.

A summary of stock option activity for the years ended December 31 is as follows:

	2005		2004		2003
	Number of Shares	Weighted-Average Option Price per Share	Number of Shares	Weighted-Average Option Price per Share	Number of Shares	Weighted-Average Option Price per Share
Balance at January 1	49.0	$33.90	12.2	$27.56	11.7	$21.74
Options granted	9.9	63.75	8.6	47.64	3.6	35.81
Options converted	2.4	35.72	43.3	29.99	—	—
Options exercised	(16.4)	32.19	(14.7)	25.12	(2.8)	13.85
Options forfeited	(0.7)	50.43	(0.4)	34.49	(0.3)	27.11

Balance at December 31	44.2	40.99	49.0	33.90	12.2	27.56

Options exercisable at December 31	29.0	36.61	27.3	32.00	6.7	20.64

Information about stock options outstanding and exercisable as of December 31, 2005 is summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 3.15 – $ 27.00	7.4	5.00	$19.51	7.4	$19.51
27.01 – 36.00	9.8	7.04	31.18	7.2	31.27
36.01 – 42.00	8.2	8.07	39.99	4.6	39.43
42.01 – 60.00	9.6	6.04	46.75	7.0	47.66
60.01 – 77.70	9.2	8.71	63.80	2.8	64.29

	44.2	7.02	40.99	29.0	36.61

During the year ended December 31, 2005, pursuant to the Stock Plan, the Company granted 1.3 shares of restricted stock to eligible employees. The restricted stock vests in equal annual installments over three years.

During the year ended December 31, 2004, pursuant to the Stock Plan, the Company granted 2.2 shares of stock, including 1.4 shares of restricted stock and 0.2 shares of WellPoint common stock under the Company’s 2001 Long-Term Incentive Plan.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

During the year ended December 31, 2003, pursuant to the Stock Plan, the Company granted 0.1 of restricted stock and stock, primarily for restricted shares to Anthem Southeast employees under long-term incentive agreements and to non-employee directors. The shares were issued at the fair value of the stock on the grant date. The restricted shares vest over periods defined by the long-term incentive agreements.

As of December 31, 2005, 2.6 shares of restricted stock remain unvested. For grants of restricted stock, other than those awarded under long-term incentive agreements, unearned compensation equivalent to the fair market value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. Compensation expense totaling $81.2, $10.0 and $2.2 was recognized for these grants in 2005, 2004 and 2003, respectively.

As of December 31, 2005, there were 15.9 shares of common stock available for future grants under the Stock Plan.

Employee Stock Purchase Plan

The Company has registered 6.0 shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”) which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. The Stock Purchase Plan was initiated in June 2002 and any employee that meets the eligibility requirements, as defined, may participate. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on either the first or last trading day of the quarter. Employee purchases under the Stock Purchase Plan were $52.2, $21.9 and $18.4, respectively, resulting in the issuance of approximately 1.0, 0.6 and 0.6 shares during 2005, 2004 and 2003, respectively. As of December 31, 2005, there were approximately 3.4 shares of common stock available for issuance under the Stock Purchase Plan.

Fair Value

The pro forma information regarding net income and earnings per share presented in Note 2 has been determined as if the Company accounted for its stock-based compensation using the fair value method. The Company has historically used a Black-Scholes option pricing model to estimate the fair value of stock options. The inputs for volatility and expected term of the options were primarily based on historical information.

In 2005, the Company began using a binomial lattice valuation model to estimate the fair value of all future stock options granted. The binomial lattice model is deemed to provide a more accurate estimate of the fair values of employee stock options as it incorporates the impact of employee exercise behavior and allows for the input of a range of assumptions. Expected volatilities utilized in the lattice model are based on an analysis of implied volatilities of publicly traded options on WellPoint stock and historical volatility of WellPoint’s stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on the Company’s estimate of future dividend yields. Groups of employees that have similar exercise behavior are considered separately for valuation purposes. The Company utilizes the multiple-grant approach for recognizing

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

compensation cost associated with the vesting tranches of the option grant. The following weighted-average assumptions were used to estimate the fair values of options. In 2005, the expected life represents the fair value calculated by the binomial lattice model as the model does not require the input of an expected life assumption:

	2005	2004	2003
Risk-free interest rate	4.09%	3.56%	2.60%
Volatility factor	28.00%	37.00%	46.00%
Dividend yield	—	—	—
Weighted-average expected life	3.9 years	4.5 years	4.3 years

The binomial lattice and Black-Scholes option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants.

The following weighted-average fair values were determined for the years ending December 31:

	2005	2004	2003
Options granted during the year	$19.71	$16.38	$14.39
Restricted stock and stock awards granted during the year	65.77	53.93	33.47
Employee stock purchases during the year	13.27	9.18	7.78

Stock Repurchase Program

Under the Board of Directors’ authorization, WellPoint maintains a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During 2005, WellPoint repurchased and retired approximately 5.1 shares at an average cost per share of $64.92 for an aggregate cost of $333.4. During 2004, the Company repurchased and retired 2.0 shares, at an average per share price of $41.12, for an aggregate cost of $82.3. During 2003, the Company repurchased and retired approximately 6.8 shares, at an average per share price of $32.03, for an aggregate cost of $217.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of December 31, 2005, the Company had Board of Directors’ authorization to purchase up to an additional $2,000.0 of common stock. The Company’s stock repurchase program is discretionary as the Company is under no obligation to repurchase shares. Shares are repurchased under the program because the Company believes it is a prudent use of capital.

Equity Security Units

At the time of its initial public offering on November 2, 2001, the Company issued 4.6 Equity Security Units at 6.00%. Each Equity Security Unit contained a purchase contract under which the holder agreed to purchase, for twenty-five dollars, shares of the Company’s common stock on November 15, 2004. In November 2004, the Company received $230.0 for the issuance of approximately 10.6 shares of Anthem common stock pursuant to the purchase contract portion of the Equity Security Units. The number of shares purchased was determined based on the average trading price of the Company’s common stock at the time of settlement.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2005	2004	2003
Denominator for basic earnings per share—weighted-average shares	610.9	305.2	276.6
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	14.9	4.4	2.4
Shares to be contingently issued under long-term incentive plan	—	0.4	1.2
Incremental shares from conversion of Equity Security Unit purchase contracts	—	4.6	3.8

Denominator for diluted earnings per share	625.8	314.6	284.0

Shares were issued under the long-term incentive plan in April 2004. The Equity Security Unit purchase contracts were settled on November 15, 2004, and approximately 10.6 shares of the Company’s common stock were issued and included in the basic earnings per share calculation.

14. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2005	2004
Deferred tax assets:
Pension and postretirement benefits	$210.7	$148.1
Accrued expenses	401.0	433.3
Alternative minimum tax and other credits	203.7	2.0
Insurance reserves	188.8	149.6
Net operating loss carryforwards	71.0	38.1
Bad debt reserves	65.6	58.9
Depreciation and amortization	37.9	110.4
State income tax	116.2	136.1
Deferred compensation	177.8	232.3
Other	55.1	36.9

Total deferred tax assets	1,527.8	1,345.7
Valuation allowance	(22.3)	(22.3)

Total deferred tax assets, net of valuation allowance	1,505.5	1,323.4

Deferred tax liabilities:
Unrealized (losses) gains on securities	(16.6)	106.2
Acquisition related liabilities:
Goodwill and conversion issues	43.3	15.3
Trademarks and software development	2,683.5	1,817.0
Subscriber base, provider and hospital networks	1,067.3	1,062.1
Other acquisition related liabilities	8.9	30.0
Investment basis difference	147.3	192.4
Retirement liabilities	81.1	80.3
Other	68.8	182.5

Total deferred tax liabilities	4,083.6	3,485.8

Net deferred tax liability	$(2,578.1)	$(2,162.4)

Deferred tax asset—current	$728.2	$434.0
Deferred tax liability—noncurrent	(3,306.3)	(2,596.4)

Net deferred tax liability	$(2,578.1)	$(2,162.4)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

The net decrease in the valuation allowance for 2005 and 2004 was $0.0 and $33.8, respectively. The valuation allowance is attributable to the uncertainty of alternative minimum tax (“AMT”) credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced. During 2004, the valuation allowance change was due to utilization of AMT credits and net operating loss carryforwards. Also the 2004 valuation allowance was increased by $4.7 as a result of the WHN merger.

Due to uncertainties, including industry issues, regarding both the timing and amount of deductions, the benefit of the 2004 valuation allowance release was offset by an increase in additional income tax liabilities during 2004. The industry issues include the valuation and timing of tax deductions for intangible assets in existence as of the conversion of Blue Cross Blue Shield organizations to taxable status, and the Special Tax Deduction for Blue Cross Blue Shield entities under Internal Revenue Code Section 833(b).

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2005	2004	2003
Current tax expense:
Federal	$1,401.5	$508.2	$362.8
State and local	113.7	27.2	14.7

Total current tax expense	1.515.2	535.4	377.5
Deferred tax (benefit) expense	(88.7)	(52.2)	60.1

Total income tax expense	$1,426.5	$483.2	$437.6

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,361.6	35.0%	$505.2	35.0%	$424.2	35.0%
State and local income taxes net of federal tax benefit	61.0	1.6	(35.7)	(2.5)	9.3	0.8
Tax exempt interest and dividends received deduction	(29.0)	(0.7)	(14.7)	(1.0)	(0.6)	(0.1)
Non-deductible acquisition expense	—	—	21.5	1.5	—	—
Other, net	32.9	0.8	6.9	0.5	4.7	0.4

Total income tax expense	$1,426.5	36.7%	$483.2	33.5%	$437.6	36.1%

During the first quarter of 2005, a refund claim filed by the Company in 2003, was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.04 for the year ended December 31, 2005.

As a result of legislation enacted in Indiana on March 16, 2004, the Company recorded deferred tax assets and liabilities, with a corresponding net tax benefit in the income statement of $44.8, or $0.15 per basic share and $0.14 per diluted share, for the year ended December 31, 2004. The legislation eliminated the creation of tax

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

credits resulting from the payment of future assessments to the Indiana Comprehensive Health Insurance Association (“ICHIA”), Indiana’s high-risk health insurance pool. Under the new legislation, ICHIA tax credits are limited to any unused ICHIA assessment paid prior to December 31, 2004. A valuation allowance of $5.6 was established for the portion of the deferred tax asset, which the Company believes will likely not be utilized. There is no carryforward limitation on the tax credits and the net operating loss carryforwards do not begin to expire until 2018.

In certain states, the Company pays premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2005, the Company had unused federal tax net operating loss carryforwards of approximately $202.8 to offset future taxable income. The loss carryforwards expire in the years 2006 through 2024. During 2005, 2004 and 2003 federal income taxes paid totaled $994.0, $646.3 and $303.3, respectively.

15. Accumulated Other Comprehensive (Loss) Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2005	2004
Investments:
Gross unrealized gains	$160.0	$244.9
Gross unrealized losses	(189.1)	(31.1)

Net pretax unrealized (losses) gains	(29.1)	213.8
Deferred tax asset (liability)	10.7	(75.0)

Net unrealized (losses) gains on investments	(18.4)	138.8

Cash flow hedges:
Gross unrealized gains	—	14.9
Deferred tax liability	—	(5.2)

Net unrealized gain on cash flow hedges	—	9.7

Additional minimum pension liability:
Gross additional minimum pension liability	(2.9)	(4.1)
Deferred tax asset	1.0	1.4

Net additional minimum pension liability	(1.9)	(2.7)

Accumulated other comprehensive (loss) income	$(20.3)	$145.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income (continued)

Comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2005	2004	2003
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax (benefit) expense of $(89.4), $14.0 and $18.4, respectively	$(163.8)	$26.1	$34.2
Reclassification adjustment for net realized gain on investment securities, net of tax (benefit) expense of $(3.6), $15.4, and $14.8, respectively	6.6	(28.6)	(27.4)

Total reclassification adjustment on investments	(157.2)	(2.5)	6.8
Cash flow hedges:
Holding (loss) gain, net of tax (benefit) expense of $(5.2), $5.2 and $0.0, respectively	(9.7)	9.7	—
Other:
Net change in additional minimum pension liability, net of tax expense of $0.4, $0.0 and $5.1, respectively	0.8	(0.1)	9.2

Net (loss) gain recognized in other comprehensive income, net of tax (benefit) expense of $(90.6), $3.8 and $8.7, respectively	$(166.1)	$7.1	$16.0

16. Leases

The Company leases office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2005, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

Operating Leases
2006	$145.0
2007	126.7
2008	113.8
2009	99.6
2010	108.9
Thereafter	504.8

Total minimum payments required	$1,098.8

The Company has certain lease agreements that contain contingent payment provisions. Under these provisions, the Company pays contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2005, 2004 and 2003 was $149.3, $62.8 and $51.3, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits

The Company sponsors various non-contributory defined benefit plans covering most employees.

The Anthem Cash Balance Pension Plan (the “Plan”) is a cash balance arrangement where participants have an account balance and earn a pay credit equal to three to six percent of compensation, depending on years of service. The Plan covers part-time and temporary employees as well as full-time employees of Anthem prior to its merger with WHN who have completed one year of continuous service and attained the age of twenty-one. In addition to the pay credit, participant accounts earn interest at a rate based on 10-year Treasury notes. Employees of WHN do not participate in the Plan.

During the fourth quarter of 2005, the Company announced that effective January 1, 2006, it would curtail the benefits under the Plan. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. The Company expects to record a curtailment gain in the first quarter of 2006, which is not anticipated to be material to the consolidated operating results.

The Employees’ Retirement Plan of Blue Cross of California covers employees of a collective bargaining unit. The WellPoint Health Networks Inc. Pension Accumulation Plan (the “WellPoint Pension Plan”), which was established on January 1, 1987, covers all eligible employees of WHN prior to its merger with Anthem (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Effective January 1, 2004, non-bargained employees covered by the WellPoint Pension Plan who are age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation. While other non-bargained employees covered by the plan will continue to accrue interest on their pension account, generally no additional contributions based on the employee’s earnings will be made. Employees of WHN prior to its merger with Anthem hired after December 31, 2003 are not eligible to participate in the WellPoint Pension Plan. Employees of Anthem do not participate in this plan.

Certain employees of the former Cobalt Corporation, parent company of Blue Cross Blue Shield of Wisconsin and United Government Services, LLC (“UGS”) are covered by the UGS Pension Plan which provides retirement benefits to covered employees (including certain employees covered by a collective bargaining agreement) based primarily on compensation and years of service. Effective January 1, 2004, non-bargained employees covered by the UGS Pension Plan who are age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation. While other non-bargained employees covered by the plan will continue to accrue interest on their pension account, generally no additional contributions based on the employee’s earnings will be made. Employees of UGS hired after December 31, 2003 are not eligible to participate in the UGS Pension Plan.

WellChoice sponsors a cash balance defined benefit plan which covers substantially all employees of WellChoice prior to its merger with the Company. Effective January 1, 1999, this plan was redesigned to consolidate multiple other plans, at which time each participant’s account was credited an amount based on the benefits earned in the prior plans. Participant accounts are credited additional amounts based on age and years of service and earn interest each year. Employees of WHN and Anthem do not participate in this plan.

All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

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

The Company uses a September 30 measurement date for determining benefit obligations and fair value of plan assets. However, all pre-merger WellChoice plans were determined using a December 31 measurement date. The Company will begin using a September 30 measurement date for pre-merger WellChoice plans in 2006.

The following tables disclose consolidated “pension benefits”, which include defined benefit pension plans described above, and consolidated “other benefits”, which include other postretirement benefits described above. Weighted average calculations were computed using assumptions at the relevant measurement dates.

The effect of acquisitions on the consolidated benefit obligation and plan assets is reflected through the business combination lines of the tables below.

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Benefit obligation at beginning of year	$1,380.3	$870.1	$431.6	$244.6
Service cost	59.0	47.2	8.1	4.3
Interest cost	78.5	54.7	25.0	15.0
Plan amendments	—	—	—	(4.8)
Actuarial loss (gain)	83.5	39.1	74.2	(9.2)
Benefits paid	(110.4)	(74.1)	(27.1)	(20.2)
Business combinations	475.1	443.3	91.4	201.9

Benefit obligation at end of year	$1,966.0	$1,380.3	$603.2	$431.6

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$1,347.1	$865.6	$40.6	$38.1
Actual return on plan assets	124.9	105.6	3.7	2.9
Employer contributions	117.8	38.7	24.7	19.1
Benefits paid	(110.4)	(74.1)	(27.1)	(20.2)
Business combinations	432.5	411.3	—	0.7

Fair value of plan assets at end of year	$1,911.9	$1,347.1	$41.9	$40.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The reconciliation of the funded status to the net benefit cost recognized is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Funded status	$(54.1)	$(33.2)	$(561.2)	$(391.0)
Unrecognized net actuarial loss	289.5	245.6	94.0	21.3
Unrecognized prior service cost	(6.4)	(10.0)	(12.0)	(16.0)

Net amount recognized at the measurement date	229.0	202.4	(479.2)	(385.7)
Contributions made after the measurement date	0.5	0.4	6.9	4.7

Net amount recognized at December 31	$229.5	$202.8	$(472.3)	$(381.0)

The net amount recognized in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$290.6	$249.3	$—	$—
Accrued benefit liability	(64.0)	(50.6)	(472.3)	(381.0)

Prepaid (accrued) benefits	226.6	198.7	(472.3)	(381.0)
Accumulated other comprehensive income	2.9	4.1	—	—

Net amount recognized at December 31	$229.5	$202.8	$(472.3)	$(381.0)

The change in the additional minimum pension liability included within other comprehensive income is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
(Decrease) increase in minimum liability in other comprehensive income	$(1.2)	$0.1	$—	$—

The accumulated benefit obligation for the defined benefit pension plans was $1,942.1 and $1,365.9 at December 31, 2005 and 2004, respectively.

As of December 31, 2005, certain pension plans of the Company had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $68.8, $60.0 and $0.0, respectively.

The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.31%	5.83%	5.29%	5.87%
Rate of compensation increase	4.39%	4.34%	4.42%	4.26%
Expected rate of return on plan assets	7.80%	8.16%	6.95%	6.05%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The components of net periodic benefit cost included in the consolidated statements of income are as follows:

	2005	2004	2003
Pension Benefits
Service cost	$59.0	$47.2	$43.1
Interest cost	78.5	54.7	51.7
Expected return on assets	(102.6)	(71.9)	(72.5)
Recognized actuarial loss	17.3	14.4	2.8
Amortization of prior service cost	(3.6)	(3.6)	(3.8)

Net periodic benefit cost	$48.6	$40.8	$21.3

Other Benefits
Service cost	$8.1	$4.3	$2.5
Interest cost	25.0	15.0	13.6
Expected return on assets	(2.7)	(2.5)	(2.4)
Recognized actuarial loss (gain)	0.4	0.4	(0.6)
Amortization of prior service cost	(4.0)	(6.3)	(6.5)

Net periodic benefit cost	$26.8	$10.9	$6.6

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2005	2004	2003
Pension Benefits
Discount rate	5.83%	6.25%	6.75%
Rate of compensation increase	4.34%	4.50%	4.50%
Expected rate of return on plan assets	8.16%	8.00%	8.50%

Other Benefits
Discount rate	5.87%	6.25%	6.75%
Rate of compensation increase	4.26%	4.50%	4.50%
Expected rate of return on plan assets	6.05%	6.00%	6.50%

The weighted average assumed health care cost trend rates to be used for next year to measure the expected cost of other benefits is 9.00% with a gradual decline to 4.9% by the year 2011. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2005 by $51.5 and would increase service and interest costs by $3.5. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $43.5 as of December 31, 2005 and would decrease service and interest costs by $2.9.

An important factor in determining the Company’s pension expense is the assumption for expected long-term rate of return on plan assets. The Company uses a total portfolio return analysis in the development of its assumption. Factors such as past market performance, the long-term relationship between fixed maturity and

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

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

Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. As of the measurement date, the Company’s weighted-average targeted asset allocation and actual allocation by asset category are as follows:

		Actual Allocation
	Target Allocation for All Plans	Pension Benefit Assets		Other Benefit Assets
		2005	2004	2005	2004
Equity securities:
Domestic equities	51%	42%	50%	43%	47%
International equities	14%	14%	8%	12%	7%
Fixed maturity securities	33%	37%	40%	42%	43%
Other	2%	7%	2%	3%	3%

Total	100%	100%	100%	100%	100%

The Company’s current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. The Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2005, no contributions were required under ERISA, however, the Company made tax deductible discretionary contributions of $117.8 to the defined benefit pension plans. Employer contributions related to other benefits represent payments to retirees for current benefits. Contributions to the VEBA are generally not material. The Company may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The Company’s estimated future payments for pension benefits and postretirement benefits, including the estimated impact of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which reflect expected future service, as appropriate, are as follows:

		Other Benefits
	Pension Benefits	Before Subsidy	Subsidy	Net of Subsidy
2006	$138.0	$35.8	$1.9	$33.9
2007	141.1	37.3	2.0	35.3
2008	143.7	38.2	2.1	36.1
2009	164.0	39.2	2.2	37.0
2010	164.1	40.1	2.3	37.8
2011 - 2015	928.4	200.0	12.5	187.5

In addition to the defined benefit plans, the Company has several qualified defined contribution plans covering substantially all employees. Eligible employees may only participate in one plan. Depending upon the plan, voluntary employee contributions are matched by the Company subject to certain limitations. Contributions made by the Company totaled $74.6, $34.0 and $13.2 during 2005, 2004 and 2003, respectively.

18. Contingencies

Multi-District Litigation Settlement Agreement

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al., was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WHN’s subsidiaries at the time and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) (the “CMA Litigation”).

In August 2000, WHN was added as a defendant to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective upon the November 30, 2004 merger with WHN, WHN became a wholly owned subsidiary of the Company. On September 26, 2002, Anthem was added as a defendant to the Shane Litigation.

In May 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross Blue Shield Association, et al., (the “Thomas Litigation”) several medical providers filed suit in federal district court in Miami, Florida against the BCBSA and Blue Cross and Blue Shield plans across the country, including the Company and WellChoice. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as the CMA Litigation and the Shane Litigation.

In October 2000, the federal Judicial Panel on Multidistrict Litigation (“MDL”) issued an order consolidating the CMA Litigation, the Shane Litigation and various other pending managed care class-action lawsuits against the Company and other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of pretrial proceedings. A mediator was appointed by Judge Moreno and the parties have been conducting court-ordered mediation. On December 9, 2004, Judge Moreno issued a new scheduling order extending the expert discovery deadline to February 7, 2005 and setting trial for September 6, 2005.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Contingencies (continued)

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0, of which $135.0 will be paid to physicians and $5.0 will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. The hearing for final approval was held on December 2, 2005 in Miami, Florida. The Court issued a final order approving the settlement on December 22, 2005, and issued an amended final order approving the settlement on January 4, 2006. Appeals have been filed by certain physicians. Until these appeals are resolved, the Company will not be required to tender the monetary payments included in this Agreement. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0, or $0.10 per diluted share after tax, for the year ended December 31, 2005, which represents the final settlement amount of the Agreement that was not previously accrued.

The WellChoice transaction was closed on December 28, 2005, after the settlement was reached with the plaintiffs in the CMA Litigation, the Shane Litigation and the Thomas Litigation. The former WellChoice company, now one of the Company’s wholly-owned subsidiaries, continues to be a defendant in the Thomas Litigation, and will not be affected by the settlement between the Company and plaintiffs. The Company intends to vigorously defend this proceeding; however, its ultimate outcome cannot be presently determined.

Other Litigation

On June 27, 2002, in a case titled Academy of Medicine of Cincinnati and Luis Pagani, M.D. v. Aetna Health, Inc., Humana Health Plan of Ohio, Inc., Anthem Blue Cross and Blue Shield, and United Health Care of Ohio, Inc., No. A02004947 filed in the Court of Common Pleas, Hamilton County, Ohio and a case titled Academy of Medicine of Cincinnati and A. Lee Greiner, M.D., Victor Schmelzer, M.D., and Karl S. Ulicny, Jr., M.D. v. Aetna Health, Inc., Humana, Inc., Anthem Blue Cross and Blue Shield, and United Health Care, Inc., No. 02-CI-903 filed in the Boone County, Kentucky Circuit Court, the Academy and certain physicians allege that the defendants acted in combination and collusion with one another to reduce the reimbursement rates paid to physicians in the area. On September 30, 2005, the Company entered into a settlement agreement to resolve the litigation. The settlement agreement has three components. First, the Company will increase the total annual reimbursement to physicians in the twelve county area (six counties each in Ohio and Kentucky) by $35.0 in 2005, an additional $20.0 in 2006 and an additional $15.0 in 2007. The increases will be measured against the total reimbursement amount for the same area in 2004. Second, the Company will pay $2.8 to plaintiffs, with approximately $0.6 for payments to retired doctors and incentive awards to the named plaintiffs and the remainder going to a charitable foundation to improve health care in the affected area. Third, the Company will pay $9.6 in attorneys’ fees to the plaintiffs’ class counsel. Both the Ohio court and the Kentucky court preliminarily approved the settlement on September 30, 2005. A final fairness hearing was held on November 21, 2005. Both courts issued orders giving final approval of the settlement on November 21, 2005. The attorneys’ fees, incentive awards to plaintiffs, payments to retired doctors and charitable donation were paid out December 27, 2005. The final terms of the settlement agreement did not have a significant impact on the financial results of the Company for the year ended December 31, 2005.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Contingencies (continued)

Prior to WHN’s acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

Other Contingencies

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict or deny reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, the Company is also involved in other pending and threatened litigation of the character incidental to the business transacted, arising out of its operations and its 2001 demutualization, and is from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. The Company believes that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

Contractual Obligations and Commitments

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s commitment under this contract is approximately $718.6 over a seven year period. The Company has the ability to terminate this agreement with 120 days written notice, subject to certain early termination fees. WellChoice had entered into a similar agreement with IBM in 2002 that expires in 2012. Under this agreement, IBM provides certain technology outsourcing services to WellChoice and is enhancing WellChoice’s systems applications. The remaining future contractual obligations under this agreement amount to approximately $366.4 at December 31, 2005. WellChoice can terminate the agreement or portions of the agreement upon the occurrence of certain events, subject to certain early termination fees.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Contingencies (continued)

On July 15, 2004, the Company agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. The maximum amount of the guaranty may be reduced after September 30, 2006 as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity. The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances, including (i) upon the failure by the unaffiliated entity or the Company to cure any payment default under the subject loan to the unaffiliated entity within 10 days after written notice to the unaffiliated entity and the Company and (ii) upon 10 days after written notice to the Company that the unaffiliated entity has become subject to a bankruptcy or insolvency proceeding. In connection with the guaranty, the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty. The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral. In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by the Company do not exceed specified targets. It is currently anticipated that construction of the well-being center will be completed during 2006.

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of December 31, 2005, the Company’s maximum potential liability pursuant to this guarantee was $30.3. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

Vulnerability from Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by the Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute the Company’s customer base in the geographic regions in which it conducts business. As of December 31, 2005, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information

The Company has three reportable segments: Health Care, Specialty, and Other. The Health Care segment is an aggregation of various operating segments, principally differentiated only by geography. These Health Care operating segments have similar economic, product, distribution, customer and regulatory characteristics, and meet the aggregation criteria as defined under paragraph 17 of FAS 131, Disclosures About Segments of an Enterprise and Related Information (“FAS 131”).

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

Through its participation in various federal government programs, the Company generated approximately 12%, 17% and 19% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2005, 2004 and 2003, respectively. These revenues are contained in all three of the Company’s reportable segments.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Financial data by reportable segment for the years ended December 31 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Year ended December 31, 2005
Operating revenue from external customers	$42,533.5	$1,629.2	$350.4	$44,513.1
Intersegment revenues	64.0	1,233.9	(1,297.9)	—
Operating gain (loss)	3,459.0	388.1	(114.6)	3,732.5
Depreciation and lease amortization expense	6.0	0.4	222.2	228.6

Year ended December 31, 2004
Operating revenue from external customers	19,825.0	423.1	212.8	20,460.9
Intersegment revenues	(70.5)	812.1	(741.6)	—
Operating gain (loss)	1,505.3	100.9	(105.8)	1,500.4
Depreciation and lease amortization expense	18.6	0.6	116.5	135.7

Year ended December 31, 2003
Operating revenue from external customers	16,039.9	249.4	197.8	16,487.1
Intersegment revenues	(39.8)	482.6	(442.8)	—
Operating gain (loss)	1,174.6	69.1	(147.3)	1,096.4
Depreciation and lease amortization expense	15.5	0.6	111.7	127.8

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2005	2004	2003
Health Care
Managed care products	$40,318.0	$18,591.2	$15,057.1
Managed care services	2,215.5	1,225.8	960.2
Other	—	8.0	22.6

Total Health Care	42,533.5	19,825.0	16,039.9
Specialty
Pharmacy products	616.0	249.3	136.2
Dental	508.8	42.9	—
Other	504.4	130.9	113.2

Total Specialty	1,629.2	423.1	249.4
Other
Medicare services	325.5	206.1	186.6
Other	24.9	6.7	11.2

Total Other	350.4	212.8	197.8

Total revenues from external customers	$44,513.1	$20,460.9	$16,487.1

The classification between managed care products and managed care services for the Health Care segment in the above table primarily distinguishes between the level of risk assumed. Managed care products represent insurance products where the Company bears the insurance risk, whereas managed care services represent

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

product offerings where the Company provides claims adjudication and other administrative services to the customer, but the customer principally bears the insurance risk.

Asset and equity details by reportable segment have not been disclosed, as they are not reported internally by the Company.

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2005	2004	2003
Reportable segments operating revenues	$44,513.1	$20,460.9	$16,487.1
Net investment income	633.1	311.7	278.1
Net realized (losses) gains on investments	(10.2)	42.5	16.2

Total revenues	$45,136.0	$20,815.1	$16,781.4

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2005	2004	2003
Reportable segments operating gain	$3,732.5	$1,500.4	$1,096.4
Net investment income	633.1	311.7	278.1
Net realized (losses) gains on investments	(10.2)	42.5	16.2
Interest expense	(226.2)	(142.3)	(131.2)
Amortization of other intangible assets	(238.9)	(61.4)	(47.6)
Merger-related undertakings	—	(61.5)	—
Loss on repurchase of debt securities	—	(146.1)	—

Income before income taxes	$3,890.3	$1,443.3	$1,211.9

20. Related Party Transactions

Anthem Foundation, Inc. (the “Foundation”) is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, which was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers of the Foundation are also officers of the Company. These officers receive no compensation for the management services performed for the Foundation but are reimbursed for any cash expenditures incurred on behalf of the Foundation. The Foundation is not a subsidiary of the Company and the financial results of the Foundation are not consolidated with the Company’s financial statements. For 2005, the Company made no contributions to the Foundation. For 2004 and 2003, the Company contributed $3.0 and $24.0, respectively, to the Foundation. The Company has no current legal obligations for future commitments to the Foundation.

WellPoint Foundation is a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code, which was formed to improve the health and well-being of individuals in the communities served by the former WHN. Certain officers of WellPoint Foundation were also officers of WHN prior to the merger. As of December 31, 2005 and 2004, the officers of WellPoint Foundation are also officers of the Company. For the year ended December 31, 2005 and for the period from December 1, 2004 to December 31, 2004, the Company made no contributions to WellPoint Foundation. The Company has no current legal obligations for future commitments to WellPoint Foundation.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

21. Statutory Information

WellPoint’s insurance subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory”), which vary in certain respects from GAAP. Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners (“NAIC”) developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

WellPoint’s insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.

WellPoint’s ability to pay dividends and other credit obligations is significantly dependent on receipt of dividends from its subsidiaries. The payment of dividends to WellPoint by its insurance subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

WellPoint’s insurance subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2005 and 2004, all of WellPoint’s insurance subsidiaries exceeded the minimum risk-based capital requirements.

Statutory-basis capital and surplus for WellPoint’s insurance subsidiaries was $7,487.0 and $6,094.9 at December 31, 2005 and 2004, respectively. Statutory-basis net income of WellPoint’s insurance subsidiaries was $2,385.1, $1,545.9 and $565.0 for 2005, 2004 and 2003, respectively. Statutory-basis net income includes WellChoice and WHN statutory results for the full year ended December 31, 2005 and WHN statutory results for the full year ended December 31, 2004.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2005
Total revenues	$11,099.9	$11,299.2	$11,304.6	$11,432.3
Income before income taxes	928.9	896.6	1,023.4	1,041.4
Net income	611.7	559.4	640.7	652.0

Basic net income per share	1.01	0.92	1.05	1.06
Diluted net income per share	0.98	0.90	1.02	1.04

2004
Total revenues	$4,573.8	$4,607.9	$4,807.2	$6,826.2
Income before income taxes	390.9	362.6	372.4	317.4
Net income	295.6	237.9	242.1	184.5

Basic net income per share	1.07	0.86	0.87	0.47
Diluted net income per share	1.04	0.83	0.85	0.46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company’s independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the principal executive officer and principal financial officer of the Company have concluded that as of December 31, 2005 the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of WellPoint, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) (“Internal Control”). The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2005. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed its acquisition of WellChoice, Inc. (“WellChoice”) on December 28, 2005. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2005 did not include the Internal Control of the former WellChoice, whose balance sheet is included in the Company’s consolidated financial statements as of December 31, 2005. Such operations of WellChoice constituted approximately $3.6 billion and $1.1 billion of the Company’s total assets and net assets, respectively, as of December 31, 2005. No operating results of the former WellChoice were included in the Company’s consolidated statement of income for the year ended December 31, 2005.

Based on management’s assessment, which excluded an assessment of Internal Control of the acquired operations of WellChoice, management has concluded that the Company’s Internal Control was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2005, and has also issued an audit report dated February 15, 2006, on management’s assessment of the Company’s Internal Control, which is included in this Annual Report on Form 10-K.

/S/ LARRY C. GLASSCOCK	/S/ DAVID C. COLBY
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Changes to certain processes, information technology systems, and other components of Internal Control resulting from the December 28, 2005 acquisition of WellChoice may occur and will be evaluated by management as such integration activities are implemented. Further, the Company continues to integrate processes following the November 30, 2004 acquisition of WHN. There have been no changes in Internal Control that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that WellPoint, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WellChoice, Inc., which is included in the 2005 consolidated financial statements of WellPoint, Inc. and constituted approximately $3.6 billion and $1.1 billion of total and net assets, respectively, as of December 31, 2005. The Company completed its acquisition of WellChoice, Inc. on December 28, 2005, and as permitted by the U.S. Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of WellChoice, Inc. Our audit of internal control over financial reporting of WellPoint, Inc. also did not include an evaluation of the internal control over financial reporting of WellChoice, Inc.

In our opinion, management’s assessment that WellPoint, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 15, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Executive Officers, the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and concerning the Company’s Standards of Business Conduct is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s Officers and Directors and information concerning material transactions involving such Officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31
	2005	2004
Assets
Current assets:
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,748.5 and $0.0)	$1,735.8	$—
Equity securities (cost of $8.2 and $0.0)	9.0	—
Cash and cash equivalents	716.1	207.3
Other receivables	25.4	—
Net due from subsidiaries	175.9	34.4
Deferred tax assets, net	2,591.7	201.0
Other current assets	4.1	5.9

Total current assets	5,258.0	448.6
Property and equipment	4.0	4.3
Investment in subsidiary surplus notes	539.4	579.0
Investment in subsidiaries	28,335.2	22,586.7
Other noncurrent assets	5.6	—

Total assets	$34,142.2	$23,618.6

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$23.2	$34.1
Income taxes payable	618.7	169.2
Current portion of long-term debt	—	149.8
Other current liabilities	100.5	328.2

Total current liabilities	742.4	681.3
Long-term debt	5,848.0	3,359.1
Deferred income taxes	2,513.7	119.2
Other noncurrent liabilities	45.0	—

Total liabilities	9,149.1	4,159.6

Commitments and contingencies—Note 6

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 660,424,174 and 302,626,708	6.6	3.0
Additional paid-in capital	20,915.4	17,433.6
Retained earnings	4,173.5	1,960.1
Unearned stock compensation	(82.1)	(83.5)
Accumulated other comprehensive (loss) income	(20.3)	145.8

Total shareholders’ equity	24,993.1	19,459.0

Total liabilities and shareholders’ equity	$34,142.2	$23,618.6

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2005	2004	2003
Revenues
Net investment income	$77.6	$23.8	$17.6
Net realized (losses) gains on investments	(3.1)	(10.8)	0.5
Other revenue	0.4	0.4	—

Total revenues	74.9	13.4	18.1

Expenses
General and administrative expense	95.8	32.9	10.1
Interest expense	185.9	92.2	81.0
Merger-related undertakings	—	50.0	—
Loss on repurchase of debt securities	—	146.1	—

Total expenses	281.7	321.2	91.1

Loss before income tax credits and equity in net income of subsidiaries	(206.8)	(307.8)	(73.0)
Income tax credits	(46.4)	(98.1)	(28.8)
Equity in net income of subsidiaries	2,624.2	1,169.8	818.5

Net income	$2,463.8	$960.1	$774.3

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Consolidated Statements of Cash Flows

(In millions)	Year ended December 31
	2005	2004	2003
Operating activities
Net income	$2,463.8	$960.1	$774.3
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) earnings of subsidiaries	398.9	(72.1)	(359.9)
Net realized losses (gains) on investments	3.1	10.8	(0.5)
Loss on repurchase of debt securities	—	146.1	—
Deferred income taxes	32.0	67.8	91.6
Amortization, net of accretion	86.0	10.5	12.4
Depreciation	0.3	—	—
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables	(25.1)	—	—
Other assets	6.6	11.7	(15.8)
Amounts due to or (from) subsidiaries	(94.0)	122.4	(77.7)
Accounts payable and accrued expenses	32.0	6.3	(0.2)
Other liabilities	(18.9)	15.2	(13.8)
Income taxes	443.2	(67.9)	104.7

Net cash provided by operating activities	3,327.9	1,210.9	515.1

Investing activities
Purchases of investments	(3,538.9)	(1,376.4)	(687.5)
Proceeds from sales, maturities and redemptions of investments	1,774.1	1,934.6	283.7
Purchase of subsidiary surplus notes	—	(582.2)	—
Notes receivable repayments from subsidiaries	—	—	127.0
Purchases of subsidiaries, net of cash acquired	(3,505.9)	(3,718.9)	—
Proceeds from settlement of cash flow hedges	—	15.7	—
Purchases of property and equipment	—	—	(4.6)

Net cash used in investing activities	(5,270.7)	(3,727.2)	(281.4)

Financing activities
Net proceeds from commercial paper borrowings	808.2	793.2	—
Proceeds from long-term borrowings	1,700.0	1,770.1	—
Repayment of long-term borrowings	(150.0)	(224.3)	—
Proceeds from issuance of common stock under Equity Security Unit stock purchase contracts	—	230.0	—
Repurchase and retirement of common stock	(333.4)	(82.2)	(217.2)
Proceeds from sale of put options	1.1	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	429.3	159.0	57.0
Costs related to the issuance of common stock	(3.6)	(8.3)	—

Net cash provided by (used in) financing activities	2,451.6	2,637.5	(160.2)

Change in cash and cash equivalents	508.8	121.2	73.5
Cash and cash equivalents at beginning of year	207.3	86.1	12.6

Cash and cash equivalents at end of year	$716.1	$207.3	$86.1

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2005

(In Millions, Except Per Share Data)

1.    Basis of Presentation and Significant Accounting Policies

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

In WellPoint’s parent company only financial statements, WellPoint’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. WellPoint’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

WellPoint’s investment in subsidiary surplus notes is stated at estimated fair value.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of WellPoint.

Certain prior year amounts have been reclassified to conform to the current year presentation.

WellPoint’s parent company only financial statements should be read in conjunction with WellPoint’s audited consolidated financial statements and the accompanying notes included in this Form 10-K.

2.    Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $3,023.1, $1,097.7 and $458.6 during 2005, 2004 and 2003, respectively.

Investment in Subsidiaries

On December 28, 2005, WellPoint completed its merger with WellChoice, Inc. (“WellChoice”) and purchased 100% of the outstanding common stock of WellChoice. As a result of the merger, each WellChoice stockholder received $38.25 in cash, without interest, and 0.5191 shares of WellPoint common stock for each share of WellChoice common stock held. The purchase price was $6,452.0 and included cash of $3,126.4, the issuance of approximately 42.4 shares of WellPoint common stock, valued at $3,180.8, approximately 0.3 shares of WellChoice restricted stock and stock units converted to WellPoint stock valued at $19.8, WellChoice stock options converted to WellPoint stock options and other stock awards valued at $113.4, and $11.6 of estimated transaction costs. The fair value of common stock issued was based on $74.97 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the merger was announced.

On June 9, 2005, WellPoint completed its acquisition of Lumenos, Inc. (“Lumenos”). The total consideration for the acquisition was approximately $185.0 in cash paid to stockholders of Lumenos.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

2.    Subsidiary Transactions (continued)

As described in Note 1, on November 30, 2004, Anthem completed its merger with WHN and purchased 100% of the outstanding common stock of WHN. As a result of the merger, each WHN stockholder received $23.80 in cash, without interest, and one share of WellPoint common stock for each share of WHN common stock held. The purchase price was $15,773.6 and included cash of $3,718.8, the issuance of approximately 310.6 shares of WellPoint common stock, valued at $11,293.8, WHN stock options converted to WellPoint stock options and other stock awards for approximately 43.7 shares valued at $563.6, and $197.4 of estimated transaction costs. The fair value of common stock issued was based on $36.35 per share, which represents the average closing price of the Company’s common stock for the five trading days ranging from two days before to two days after October 27, 2003, the date the merger was announced. In connection with the WHN merger, WellPoint executed certain undertakings with the California Department of Managed Health Care, the California Department of Insurance (“California DOI”), and the Georgia Department of Insurance which contained various commitments by WellPoint. Expenses for merger-related undertakings with the California DOI of $50.0 were recorded by WellPoint in 2004.

Capital contributions to subsidiaries were $60.1, $14.7 and $15.6 during 2005, 2004 and 2003, respectively. The contributions in 2005, 2004 and 2003 were non-cash.

Amounts Due to and From Subsidiaries

During December 2004, WellPoint completed a tender offer to purchase surplus notes of Anthem Insurance Companies, Inc. a direct wholly-owned subsidiary, and purchased $258.0 of 9.125% notes due 2010 and $174.9 of 9.00% notes due 2027. A loss of $146.1 was recorded by WellPoint, representing the amount fair value exceeded par value at the time of purchase.

At December 31, 2005, 2004 and 2003 WellPoint reported $175.9, $34.4 and $71.2 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets.

3.    Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	December 31
	2005	2004
Senior unsecured notes:
4.875%, face amount of $150.0, due 2005	$—	$149.8
3.500%, face amount of $200.0, due 2007	195.5	192.8
3.750%, face amount of $300.0, due 2007	292.1	297.4
4.250%, face amount of $300.0, due 2009	297.8	297.3
6.800%, face amount of $800.0, due 2012	786.1	791.8
5.000%, face amount of $500.0, due 2014	481.2	492.8
5.950%, face amount of $500.0, due 2034	493.9	493.8
Variable rate debt:
Commercial paper program	1,601.4	793.2
Bridge loan	1,700.0	—

Total debt	5,848.0	3,508.9
Current portion of debt	—	(149.8)

Long-term debt, less current portion	$5,848.0	$3,359.1

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

3.    Long-Term Debt (continued)

WellPoint had cash requirements of approximately $3,138.0 for the WellChoice merger, including both the cash portion of the purchase price and estimated transaction costs. In anticipation of the merger, on December 28, 2005, WellPoint entered into a bridge loan agreement under which it could borrow up to $3,000.0. On December 28, 2005, WellPoint borrowed $1,700.0 under this bridge facility to partially fund the WellChoice merger. The interest rate on this bridge loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The weighted-average interest rate on the bridge loan at December 31, 2005 was 7.250%. The bridge loan has been classified as long-term debt at December 31, 2005 in accordance with FAS 6, Classification of Short-Term Obligations Expected to Be Refinanced (“FAS 6”), as WellPoint’s intent is to replace this short-term borrowing with a long-term borrowing at or before its maturity.

On December 28, 2005, WellPoint filed a shelf registration with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. On January 10, 2006, the Company issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 and $1,000.0 in commercial paper borrowed for the WellChoice merger.

On November 29, 2005, the Company entered into a senior credit facility (the “facility”) with certain lenders for general corporate purposes. The facility provides credit for up to $2,500.0 (reduced for any commercial paper issuances) and matures on November 29, 2010. The interest rate on the facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the credit facility were $1.4 in 2005 and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the senior credit facility and the Company was in compliance with the covenants as of December 31, 2005.

In August 2004, the Company issued $200.0 of 3.500% notes due 2007, which were used to exchange and retire $190.0 aggregate principal amount of 4.655% remarketed subordinated debentures. The Company also received approximately $4.7 of cash proceeds, net of underwriting discounts and offering expenses. These notes were issued under a shelf registration filed with the Securities and Exchange Commission in December 2002 for any combination of debt or equity securities in one or more offerings up to an aggregate amount of $1,000.0. As of December 31, 2005, this shelf registration was cancelled.

On December 9, 2004, WellPoint issued $300.0 of 3.750% notes due 2007, $300.0 of 4.250% notes due 2009, $500.0 of 5.000% notes due 2014 and $500.0 of 5.950% notes due 2034. Net proceeds from this offering were approximately $1,583.7 after deducting the initial purchasers’ discount and estimated offering expenses. Proceeds from these notes were used to repay borrowings at November 30, 2004 to partially fund the cash portion of the WHN purchase price and to fund the tender offer to purchase $500.0 of surplus notes of Anthem Insurance Companies, Inc. (“Anthem Insurance”). The remainder of the proceeds was used to repay commercial paper.

The Company has an authorized commercial paper program of up to $2,000.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowing at

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

3.    Long-Term Debt (continued)

December 31, 2005 and 2004 were 4.40% and 2.44%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2005 and 2004 in accordance with FAS 6, as WellPoint’s practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facility described above.

Interest paid during 2005, 2004 and 2003 was $181.6, $86.7 and $81.2, respectively.

Future maturities of long-term debt are as follows: 2006, $3,301.4; 2007, $487.6; 2008, $0.0; 2009, $297.8; 2010, $0.0; and thereafter, $1,761.2.

4.    Derivative Financial Instruments

The information regarding derivative financial instruments contained in Note 6 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

5.    Capital Stock

The information regarding capital stock contained in Note 12 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

6.    Contingencies

The information regarding contingencies contained in Note 18 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT, INC.

By:	/S/ LARRY C. GLASSCOCK
Larry C. Glasscock Chairman, President and Chief Executive Officer

Dated: February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2006

/S/ DAVID C. COLBY David C. Colby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2006

/S/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)	February 23, 2006

/S/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 23, 2006

/S/ SUSAN B. BAYH Susan B. Bayh	Director	February 23, 2006

/S/ SHEILA P. BURKE Sheila P. Burke	Director	February 23, 2006

/S/ WILLIAM H.T. BUSH William H.T. Bush	Director	February 23, 2006

/S/ JULIE A. HILL Julie A. Hill	Director	February 23, 2006

/S/ WARREN Y. JOBE Warren Y. Jobe	Director	February 23, 2006

/S/ VICTOR S. LISS Victor S. Liss	Director	February 23, 2006

Signature	Title	Date

/S/ WILLIAM G. MAYS	Director	February 23, 2006
William G. Mays

/S/ RAMIRO G. PERU	Director	February 23, 2006
Ramiro G. Peru

/S/ JANE G. PISANO	Director	February 23, 2006
Jane G. Pisano

/S/ SENATOR DONALD W. RIEGLE, JR.	Director	February 23, 2006
Senator Donald W. Riegle, Jr.

/S/ WILLIAM J. RYAN	Director	February 23, 2006
William J. Ryan

/S/ GEORGE A. SCHAEFER, JR.	Director	February 23, 2006
George A. Schaefer, Jr.

/S/ JACKIE M. WARD	Director	February 23, 2006
Jackie M. Ward

/S/ JOHN E. ZUCCOTTI	Director	February 23, 2006
John E. Zuccotti

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2005.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 4.875% Notes due 2005 and 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Form of 4.875% Note due 2005 (Included in Exhibit 4.4(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(c) Form of 6.800% Note due 2012 (Included in Exhibit 4.4(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.5	Senior Note Indenture, dated as of December 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed on August 25, 2004.

(a)    First Supplemental Indenture, dated as of August 27, 2004, between the Company and The Bank of New York, as trustee, establishing 3.50% Senior Notes due 2007, incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

Exhibit Number	Exhibit

(b) Form of 3.50% Senior Note due 2007 (included as Exhibit A in Exhibit 4.5(a)), incorporated by reference to Exhibit 4.21 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

4.6	Amended and Restated Indenture, dated as of June 8, 2001, by and between WellPoint Health Networks Inc. (as predecessor by merger to Anthem Holding Corp., “WellPoint Health”) and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to WellPoint Health’s Current Report on Form 8-K filed on June 12, 2001.

(a)    First Supplemental Indenture, dated as of November 30, 2004, between Anthem Holding Corp. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(b) Form of Note evidencing WellPoint Health’s 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on June 14, 2001.

(c) Form of Note evidencing WellPoint Health’s 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on January 16, 2002.

4.7	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a) Form of the Company’s 3.750% Notes due 2007 (included in Exhibit 4.7).

(b) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.7).

(c) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.7).

(d) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.7).

4.8	Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

4.9	Commercial Paper Dealer Agreement, dated as of March 11, 2003, among the Company, as Issuer, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Salomon Smith Barney Inc., each as Dealer, incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(a)    Issuing and Paying Agency Agreement, dated as of March 11, 2003, by and between the Company and JP Morgan Chase Bank, incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

4.10	Amended and Restated 5-Year Credit Agreement, dated as of November 29, 2005, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lenders and L/C Issuer, the other Lenders party thereto, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd. New York Branch, UBS Loan Finance LLC, Wachovia Bank, National Association and William Street Commitment Corporation, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Book Managers.

Exhibit Number	Exhibit

4.11	Loan Agreement, dated as of December 28, 2005, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, the other Lenders party thereto, Citigroup Global Markets Inc. and Merrill Lynch Bank USA, as Co-Documentation Agents, and Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as Joint Lead Arrangers and Joint Book Managers.

4.12	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(a)    Form of Anthem 2001 Stock Incentive Plan Option Grant Letter as of January 1, 2005, incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(b)    Form of Anthem 2001 Stock Incentive Plan Restricted Stock Award Letter as of January 1, 2005, incorporated by reference to Exhibit 10.1 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

10.3*	Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

Exhibit Number	Exhibit

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

(h)    Eighth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective December 3, 2004, incorporated by reference to Exhibit 10.23(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(i)     Ninth Amendment of the Anthem 401(k) Long Term Savings Investment Plan (Second Restatement Effective January 1, 1997), effective March 28, 2005, incorporated by reference to Exhibit 10.23(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.4*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, effective as of December 31, 2005.

10.5*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005.

10.6*	WellPoint, Inc. Board of Directors Compensation Program, approved February 2, 2005, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005.

10.7*	WellPoint, Inc. Executive Severance Plan, effective January 1, 2006.

10.8*	Anthem Deferred Compensation Plan, amended and restated effective January 1, 1997, incorporated by reference to Exhibit 10.14(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

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

(c) Third Amendment to Anthem Deferred Compensation Plan, effective January 1, 2006.

10.9*	Anthem Supplemental Executive Retirement Plan, amended and restated effective January 1, 1997, incorporated by reference to Exhibit 10.16(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

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

10.10*		Anthem 2001-2003 Long-Term Incentive Plan, effective January 1, 2001, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    First Amendment to the Anthem 2001-2003 Long-Term Incentive Plan, dated April 25, 2002, incorporated by reference to Exhibit 10.18(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.11*		Anthem Long-Term Incentive Plan, effective January 1, 2004, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.12*		Anthem Annual Incentive Plan, effective January 1, 2003, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.13*		WellPoint Directed Executive Compensation Plan.

10.14*		Anthem Split Dollar Life Insurance Program, amended and restated effective November 1, 1998, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.15*		Trigon Healthcare, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to Trigon Healthcare, Inc.’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed on March 14, 1997.

(a)    First Amendment to the Trigon Healthcare, Inc. 1997 Stock Incentive Plan, dated as of February 15, 2000, incorporated by reference to Exhibit 10.1 to Trigon Healthcare, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.16*		Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan, incorporated by reference to Exhibit C to Trigon Healthcare, Inc.’s Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed on March 14, 1997.

(a)    Amendment to the Trigon Healthcare, Inc. Non-Employee Directors Stock Incentive Plan, dated as of April 24, 2002, incorporated by reference to Exhibit 10.36 to Trigon Healthcare, Inc.’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2001.

10.17*		Form of Trigon Healthcare, Inc. Stock Option Agreement, incorporated by reference to Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-45890).

(a)    Schedule of Agreements pursuant to the Form of Trigon Healthcare, Inc. Stock Option Agreement, incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-97423).

10.18*		Trigon Insurance Company 401(k) Restoration Plan, effective January 1, 1995, incorporated by reference to Exhibit 99(ii) to Trigon Healthcare, Inc.’s Registration Statement on Form S-8 (Registration No. 333-22463).

10.19	*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000.

(a)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised December 2001, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit Number		Exhibit

(b)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised September 2003, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(c)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Non-Officers), as of January 26, 2004, incorporated by reference to Exhibit 10.05 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(d)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Officers), as of January 26, 2004, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(e)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer, revised December 2001, incorporated by reference to Exhibit 10.07 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(f)     Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer revised September 2003, incorporated by reference to Exhibit 10.08 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(g)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Automatic Grant of Stock Option, Notice of Annual Automatic Grant of Stock Option, Notice of Grant of Stock Option and Automatic Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.09 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.20	*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to WellPoint Health’s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders filed on March 30, 2001.

(a)    Amendment, dated June 28, 2004, to the WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.21	*	WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2001.

(a)    Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement, revised December 2001, incorporated by reference to Exhibit 10.03 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(b)    Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement, revised September 2003, incorporated by reference to Exhibit 10.04 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.22	*	WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit Number		Exhibit

10.23	*	WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24	*	WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.25	*	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26	*	WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002), executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(a)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(c)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(d)    EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002), dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2002.

(e)    Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002), dated March 16, 2003, incorporated by reference to Exhibit 10.66 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2002.

(f)     Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan, dated July 24, 2003, incorporated by reference to Exhibit 10.11 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(g)    Amendment to the WellPoint 401(k) Retirement Savings Plan, dated October 10, 2003, incorporated by reference to Exhibit 10.12 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(h)    Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003), dated November 13, 2003, incorporated by reference to Exhibit 10.15 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(i)     Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003), dated December 31, 2003, incorporated by reference to Exhibit 10.80 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003.

(j)     Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003), dated January 15, 2004, incorporated by reference to Exhibit 10.81 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit Number		Exhibit

(k)    Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of February 28, 2004, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(l)     Amendment to the WellPoint 401(k) Retirement Savings Plan, effective as of April 23, 2004, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(m)   Amendment to the WellPoint 401(k) Retirement Savings Plan, executed on July 9, 2004, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(n)    Amendment to the WellPoint 401(k) Retirement Savings Plan, executed on November 30, 2004, incorporated by reference to Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

(o)    Amendments to the WellPoint 401(k) Retirement Savings Plan, executed on April 26, 2005, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27	*	Amended and Restated Special Executive Retirement Plan, dated as of December 31, 2002, by and between WellPoint Health and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to WellPoint Health’s Current Report on Form 8-K filed on December 31, 2002.

10.28	*	Letter agreement, dated December 30, 2003, between WellPoint Health and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.82 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.29	*	Form of letter agreement, dated February 2004, between WellPoint Health and executive officers of WellPoint Health, incorporated by reference to Exhibit 10.83 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.30	*	RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan, effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (Registration No. 333-62898).

10.31	*	RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (Registration No. 333-34750).

10.32	*	RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., (Registration No. 33-77798).

10.33	*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999, incorporated by reference to Exhibit 10.4 to Empire HealthChoice, Inc.’s Registration Statement on Form S-1 (Registration No. 333-99051).

(a) First Amendment, dated December 18, 2002, to the Empire Blue Cross and Blue Shield Executive Savings Plan Trust, as Amended and Restated as of January 1, 1999.

(b) Second Amendment, dated as of December 17, 2003, to the Empire Blue Cross and Blue Shield Executive Savings Plan, as Amended and Restated as of January 1, 1999.

10.34	*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.7 to Empire HealthChoice, Inc.’s Registration Statement on Form S-1 (Registration No. 333-99051).

Exhibit Number		Exhibit

10.35	*	WellChoice, Inc. Long-Term Incentive Compensation Plan, as amended on March 24, 2004, incorporated by reference to Exhibit 10.8 to WellChoice, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(a)    Goals for the 2004-2006 cycle and the 2005-2007 cycle under the WellChoice, Inc. Long-Term Incentive Compensation Plan, as amended on March 24, 2004, incorporated by reference to WellChoice, Inc.’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders filed on March 28, 2005 in the Executive Compensation section and the “Long-Term Incentive Plan (Award for 2005-2007 Performance Period)” section of the Compensation Committee Report on Executive Compensation, respectively.

10.36	*	WellChoice Supplemental Plans Trust, incorporated by reference to Exhibit 10.35 to WellChoice, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.37	*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended on September 22, 2004, incorporated by reference to Exhibit 10.37 to WellChoice, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.38	*	Empire BlueCross BlueShield 2005 Executive Savings Plan (Effective December 27, 2004), incorporated by reference to Exhibit 10.38 to WellChoice, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.39	*	Employment Agreement by and between WellPoint, Inc. and Larry C. Glasscock, dated as of December 28, 2005.

10.40	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (with respect to Section 5(c) only), incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.41	*	Amended and Restated Employment Agreement dated as of December 31, 2002, by and between WellPoint Health Networks Inc. and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the WellPoint Health Networks Inc. Current Report on Form 8-K dated December 31, 2002.

(a)    Letter of Agreement, dated as of July 22, 2005, between the Company and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.57(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.42	*	Employment Agreement between the Company and Michael A. Stocker, M.D., dated as of December 28, 2005.

10.43	*	Form of Employment Agreement, dated on or about January 1, 2006, between the Company and each of the following: Mark L. Boxer; Randal Brown; Marjorie W. Dorr; Randall Lewis; and, Samuel R. Nussbaum, M.D..

10.44	*	Executive Agreement, dated March 8, 2005, between the Company and Wayne DeVeydt.

10.45		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting.

10.46		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting.

10.47		Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004.

Exhibit Number		Exhibit

10.48		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Blue Cross of California, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.49		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.50		Undertakings, dated January 7, 1993, by WellPoint Health, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to WellPoint Health’s Registration Statement on Form S-1 (Registration No. 33-54898).

10.51		Orders Approving Notice of Material Modification and Undertakings, dated September 7, 1995, by Blue Cross of California, WellPoint Health and WellPoint Health’s subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.52		Amended and Restated Undertakings, dated March 5, 1996, by Blue Cross of California, WellPoint Health and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to WellPoint Health’s Current Report on Form 8-K dated March 5, 1996.

10.53		Indemnification Agreement, dated as of May 17, 1996, by and among WellPoint Health, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to WellPoint Health’s Current Report on Form 8-K filed June 3, 1996.

10.54		Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997.

10.55	*	Form of Indemnification Agreement between WellPoint Health and its Directors and Officers, incorporated by reference to Exhibit 10.17 to WellPoint Health’s Registration Statement on Form S-1 (Registration No. 33-54898).

10.56		Settlement Agreement, dated as of July 11, 2005, by and among the Company, the Representative Plaintiffs, the Signatory Medical Societies and Class Counsel, incorporated by reference to Exhibit 10.58 to the Company’s quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.57	*	2005 Annual Salary Information for Chief Executive Officer and Named Executive Officers.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.