Form 10-Q
period 2006-03-31
WELLPOINT INC
filed 2006-04-26
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 17, 2006
Common Stock, $0.01 par value	637,428,662 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,140.0	$2,740.2
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $518.2 and $734.8)	515.3	734.6
Equity securities (cost of $1,429.2 and $1,388.4)	1,579.7	1,448.2
Other invested assets, current	429.0	307.0
Accrued investment income	159.1	156.8
Premium and self-funded receivables	2,280.7	2,216.4
Other receivables	1,022.5	831.4
Securities lending collateral	1,191.2	1,389.9
Deferred tax assets, net	505.0	689.0
Other current assets	1,189.3	1,022.7

Total current assets	11,011.8	11,536.2
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,801.0 and $14,941.0)	15,532.1	14,825.5
Equity securities (cost of $62.5 and $71.3)	64.1	72.7
Other invested assets, long-term	221.6	207.8
Property and equipment, net	1,047.4	1,078.6
Goodwill	13,465.5	13,469.1
Other intangible assets	9,612.6	9,686.4
Other noncurrent assets	410.6	410.9

Total assets	$51,365.7	$51,287.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,162.5	$4,853.4
Reserves for future policy benefits	83.9	82.1
Other policyholder liabilities	1,945.2	1,752.3

Total policy liabilities	7,191.6	6,687.8
Unearned income	1,635.3	1,057.1
Accounts payable and accrued expenses	2,459.8	2,860.4
Income taxes payable	984.7	833.4
Security trades pending payable	163.0	181.8
Securities lending payable	1,191.2	1,389.9
Current portion of long-term debt	476.1	481.2
Other current liabilities	1,410.4	1,286.8

Total current liabilities	15,512.1	14,778.4
Long-term debt, less current portion	6,663.9	6,324.7
Reserves for future policy benefits, noncurrent	686.1	679.9
Deferred tax liability, net	3,143.9	3,267.1
Other noncurrent liabilities	1,246.8	1,244.0

Total liabilities	27,252.8	26,294.1

Commitments and contingencies – Note 11

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 642,461,165 and 660,424,174	6.4	6.6
Additional paid-in capital	20,404.7	20,915.4
Retained earnings	3,775.7	4,173.5
Unearned stock compensation	–	(82.1)
Accumulated other comprehensive loss	(73.9)	(20.3)

Total shareholders’ equity	24,112.9	24,993.1

Total liabilities and shareholders’ equity	$51,365.7	$51,287.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended March 31
	2006	2005
Revenues
Premiums	$12,578.9	$10,015.9
Administrative fees	884.0	660.7
Other revenue	151.8	128.8

Total operating revenue	13,614.7	10,805.4
Net investment income	212.1	138.7
Net realized losses on investments	(7.1)	(1.0)

Total revenues	13,819.7	10,943.1

Expenses
Benefit expense	10,230.8	8,099.1
Selling, general and administrative expense:
Selling expense	401.4	359.5
General and administrative expense	1,771.2	1,369.6

Total selling, general and administrative expense	2,172.6	1,729.1
Cost of drugs	75.8	73.6
Interest expense	94.0	53.2
Amortization of other intangible assets	73.8	59.2

Total expenses	12,647.0	10,014.2

Income before income tax expense	1,172.7	928.9

Income tax expense	440.9	317.2

Net income	$731.8	$611.7

Net income per share
Basic	$1.12	$1.01

Diluted	$1.09	$0.98

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Three Months Ended March 31
	2006	2005
Operating activities
Net income	$731.8	$611.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments	7.1	1.0
Gain on disposal of assets	(1.4)	(0.7)
Deferred income taxes	101.6	54.5
Amortization, net of accretion	113.5	105.3
Depreciation expense	34.9	23.1
Stock-based compensation	54.6	15.7
Excess tax benefits from share-based compensation	(36.3)	–
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(236.5)	(76.5)
Other invested assets, current	(122.0)	–
Other assets	(164.8)	(23.5)
Policy liabilities	520.0	144.2
Unearned income	578.2	40.9
Accounts payable and accrued expenses	(103.2)	(113.4)
Other liabilities	116.7	(120.8)
Income taxes	203.4	269.9

Net cash provided by operating activities	1,797.6	931.4

Investing activities
Purchases of fixed maturity securities	(4,933.9)	(1,920.4)
Proceeds from fixed maturity securities:
Sales	4,011.3	975.8
Maturities, calls and redemptions	222.2	323.2
Purchase of equity securities	(700.2)	(173.6)
Proceeds from sales of equity securities	648.9	90.3
Changes in securities lending collateral	198.7	(177.8)
Purchase of subsidiaries, net of cash acquired	–	(110.3)
Payment for settlement of cash flow hedge	(24.7)	–
Purchases of property and equipment	(36.4)	(37.1)
Proceeds from sales of property and equipment	1.4	1.5

Net cash used in investing activities	(612.7)	(1,028.4)

Financing activities
Net (repayment of) proceeds from commercial paper borrowings	(606.7)	5.5
Proceeds from long-term borrowings	2,668.9	–
Repayment of long-term borrowings	(1,703.8)	–
Changes in securities lending payable	(198.7)	177.8
Changes in bank overdrafts	(266.2)	(220.9)
Repurchase and retirement of common stock	(1,912.0)	(88.5)
Proceeds from exercise of employee stock options and employee stock purchase plan	197.1	256.8
Excess tax benefits from share-based compensation	36.3	–

Net cash (used in) provided by financing activities	(1,785.1)	130.7

Change in cash and cash equivalents	(600.2)	33.7
Cash and cash equivalents at beginning of period	2,740.2	1,457.2

Cash and cash equivalents at end of period	$2,140.0	$1,490.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

Net income	–	–	–	731.8	–	–	731.8
Change in net unrealized losses on investments	–	–	–	–	–	(51.0)	(51.0)
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(2.6)	(2.6)

Comprehensive income							678.2
Repurchase and retirement of common stock	(24.7)	(0.3)	(782.1)	(1,129.6)	–	–	(1,912.0)
Reclassification of unearned stock compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of restricted stock amortization	6.8	0.1	353.5	–	–	–	353.6

March 31, 2006	642.5	$6.4	$20,404.7	$3,775.7	$–	$(73.9)	$24,112.9

January 1, 2005	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	611.7	–	–	611.7
Change in net unrealized gains on investments	–	–	–	–	–	(151.0)	(151.0)
Change in net unrealized gain on cash flow hedges	–	–	–	–	–	(0.2)	(0.2)

Comprehensive income							460.5
Repurchase and retirement of common stock	(0.7)	–	(41.6)	(46.9)	–	–	(88.5)
Issuance of common stock for stock incentive plan and employee stock purchase plan, net of repurchases under stock-for-stock option exercises and restricted stock amortization	4.3	–	182.8	(18.1)	5.0	–	169.7

March 31, 2005	306.2	$3.0	$17,574.8	$2,506.8	$(78.5)	$(5.4)	$20,000.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2006

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of March 31, 2006. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employers, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans, including consumer-driven health plans (“CDHPs”), and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides a wide range of specialty products and services such as life and disability insurance benefits, pharmacy benefit management, dental, vision, behavioral health benefit services, as well as long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

The Company is an independent licensee of the Blue Cross and Blue Shield Association (“BCBSA”), an association of independent health benefit plans, and serves its members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as Blue Cross Blue Shield in 10 New York City metropolitan and surrounding counties and as Blue Cross or Blue Cross Blue Shield in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. The Company also serves customers throughout various parts of the United States as UniCare.

On December 28, 2005, the Company completed its acquisition of WellChoice, Inc. (“WellChoice”). WellChoice merged with and into WellPoint Holding Corp., a direct and wholly-owned subsidiary of WellPoint. The merger was deemed effective December 31, 2005 for accounting purposes; accordingly, the operating results of WellChoice are included in WellPoint’s consolidated financial statements in periods following December 31, 2005.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been recorded. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of cash flows from securities lending and bank overdrafts.

3.  Investments

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, fixed maturity and equity securities are classified as either

“available-for-sale” or “trading” and are reported at fair value. Beginning January 1, 2006, the Company classifies its investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. The December 31, 2005 balance for these securities totaling $14,597.6 has been reclassified to conform to the 2006 presentation. However, certain investments used to satisfy contractual, regulatory or other requirements continue to be classified as long-term, without regard to contractual maturity. Unrealized gains or losses on both current and noncurrent available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. If the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company recorded realized losses from other-than-temporary impairments of $9.1 and $0.1 for the three months ended March 31, 2006 and 2005, respectively.

In 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), to provide detailed guidance on when an investment is considered impaired, whether an impairment is other-than-temporary, how to measure an impairment loss and disclosures related to impaired securities. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (the “FSP”), which was effective for the Company January 1, 2006. The FSP supersedes EITF 03-1 with certain sections of EITF 03-1 nullified and certain sections generally carried forward. The adoption of the FSP did not have a significant impact on the Company’s consolidated financial position or results of operations.

WellPoint maintains various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. WellPoint previously classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the plans, WellPoint changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheet. The change in the fair value of the rabbi trust assets for the three months ended March 31, 2006 resulted in $12.7 of realized gains, which, together with net investment income from rabbi trust assets of $2.4, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in compensation expense.

4.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2006, WellPoint repurchased and retired approximately 24.7 shares at an average per share price of $77.41, for an aggregate cost of $1,912.0. During the three months ended March 31, 2005, WellPoint repurchased and retired approximately 1.4 shares at an average per share price of $61.24, for an aggregate cost of $88.5. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 15, 2006, the Board of Directors’ authorized an increase of $1,000.0 in WellPoint’s common stock repurchase program for a total of $3,000.0. As of March 31, 2006, $1,088.0 remained authorized for future repurchases. Subsequent to March 31, 2006, WellPoint repurchased and retired approximately 5.3 shares for an aggregate cost of approximately $407.3, leaving approximately $680.7 for authorized future repurchases at April 26, 2006.

Stock Plans

The Company’s 2001 Stock Incentive Plan, as amended and restated on January 1, 2003 (“2001 Stock Plan”), is an omnibus plan, which allows for the grant of stock options, stock, restricted stock, phantom stock, stock appreciation rights and performance awards. On March 15, 2006, the Board of Directors adopted, subject to shareholder approval, the WellPoint 2006 Incentive Compensation Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to eligible persons.

The 2006 Incentive Plan would allow the Company to grant these stock-based incentive awards to employees, non-employee directors and consultants covering a total of up to 20.0 shares of Company common stock, plus (i) 7.0 shares of Company common stock available for issuance under the 2001 Stock Plan, as previously approved by the Company’s shareholders, but not underlying any outstanding options or other awards under the 2001 Stock Plan, and (ii) any additional shares of Company common stock subject to outstanding options or other awards under the 2001 Stock Plan that expire, are forfeited or otherwise terminate unexercised on or after March 15, 2006, less the number of shares of Company common stock subject to options or other awards that may be granted under the 2001 Stock Plan between March 15, 2006 and May 16, 2006. No awards have been made under the 2006 Incentive Plan. If the 2006 Incentive Plan is approved by the shareholders, no additional grants or awards will be made under the 2001 Stock Plan in the future, but the awards outstanding under the 2001 Stock Plan will remain in effect in accordance with their terms.

The Company’s Employee Stock Purchase Plan (“Stock Purchase Plan”) provides a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter.

Adoption of FAS 123R

Through December 31, 2005, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. FAS 123R is similar to FAS 123, however, FAS 123R requires all share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows.

The Company adopted FAS 123R on January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of FAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under FAS 123.

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. The stock options granted in 2006 and 2005 generally vest over three years in equal semi-annual installments and have a term of ten years from the grant date. The stock options granted prior to 2005 generally vest in equal annual installments over three years and expire ten years from the grant date.

Certain grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Prior to the adoption of FAS 123R, the Company’s expense attribution methodology did not consider such vesting provisions and the fair value of the awards was amortized over the stated vesting periods. Effective with the adoption of FAS 123R, the Company changed its attribution method for newly granted awards and now considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.

Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Prior to the adoption of FAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123R, shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

The employee stock purchase plan defines purchase price per share as 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter.

In the first quarter of 2006 and 2005, the Company recognized stock-based compensation cost of $54.6 and $15.7, respectively, as well as related tax benefits of $19.3 and $5.5, respectively. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $38.9 and $25.7 lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended March 31, 2006 are $0.04 lower than had the Company not adopted FAS 123R effective January 1, 2006. In addition, the adoption of FAS 123R results in a higher number of diluted shares outstanding for purposes of calculating diluted earnings per share. This is due to a change in the calculation of dilutive stock options under the treasury method.

FAS 123R requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had recognized compensation expense for all share-based payments to employees based on their fair values:

Reported net income	$611.7
Add: Stock-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	10.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(28.0)

Pro forma net income	$594.0

Basic earnings per share:
As reported	$1.01
Pro forma	$0.98

Diluted earnings per share:
As reported	$0.98
Pro forma	$0.96

The Company historically used a Black-Scholes option pricing model to estimate the fair value of stock options. The inputs for volatility and expected term of the options were primarily based on historical information. In 2005, the Company began using a binomial lattice valuation model to estimate the fair value of all future stock options granted. The binomial lattice model is believed to provide a more accurate estimate of the fair values of employee stock options as it incorporates the impact of employee exercise behavior and allows for the input of a range of assumptions. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on WellPoint stock and historical volatility of WellPoint’s stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on the Company’s estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes.

The Company uses the “multiple-awards” approach, as described in FAS 123R, for recognizing compensation expense associated with each separately vesting portion of the share-based award.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.59%	4.09%
Volatility factor	26.00%	28.00%
Dividend yield	–	–
Weighted-average expected life	5.1 years	4.9 years

The following weighted-average per share fair values were determined for the three months ended March 31, 2006 and 2005:

	2006	2005
Options granted	$24.54	$19.61
Restricted stock and stock awards granted	76.60	61.05
Employee stock purchases	11.61	11.69

Stock option activity for the three months ended March 31, 2006 is summarized below:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	44.2	$40.99
Granted	6.3	76.59
Exercised	(5.0)	36.05
Forfeited or expired	(0.3)	51.87

Outstanding at March 31, 2006	45.2	$46.44	7.34	$1,402.8

Exercisable at March 31, 2006	26.7	$36.43	6.23	$1,094.1

A summary of the status of nonvested restricted stock as of March 31, 2006 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2006	2.6	$56.85
Granted	0.8	76.60
Vested	–	–
Forfeited	(0.1)	54.49

Nonvested at March 31, 2006	3.3	$62.01

The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 amounted to $204.7 and $223.1, respectively. During the three months ended March 31, 2006 and 2005, the Company received cash of $177.8 and $195.2, respectively, from exercises of stock options and recognized related tax benefits of $62.7 and $70.6, respectively.

During the three months ended March 31, 2006, 0.3 shares of common stock were purchased under the employee stock purchase plan resulting in compensation cost of $3.9.

As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $203.7 and $124.7, respectively, which will be amortized over the weighted-average remaining requisite service period of 12 months and 12 months, respectively.

The Company issues new shares to satisfy share-based awards. As of March 31, 2006, 9.1 shares are available for issuance under the Company’s shareholder-approved stock plans.

5.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31
	2006	2005
Denominator for basic earnings per share – weighted average shares	652.5	606.6
Effect of dilutive securities:
Employee and director stock options and non-vested restricted stock awards	16.8	15.0

Denominator for diluted earnings per share	669.3	621.6

6.  Income Taxes

During the three months ended March 31, 2005, a refund claim filed by the Company in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 or $0.04 per basic and diluted share was recorded in the three months ended March 31, 2005 related to this claim.

7.  Hedging Activity

Fair Value Hedges

For the three months ended March 31, 2006 and 2005, the Company recognized (expense) income of $(1.7) and $1.0, respectively, from fair value hedges, which were recorded as an increase and reduction of interest expense, respectively.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the three months ended March 31, 2006 and 2005, respectively, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at March 31, 2006.

During the year ended December 31, 2005, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice merger. These swaps were terminated in January 2006, and the Company paid a net $24.7, the net fair value at the time of termination. In addition, the Company recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the issuance of WellChoice related debt securities in January 2006, the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the debt securities.

The unrecognized gain for all cash flow hedges included in accumulated other comprehensive income at March 31, 2006 was $7.3.

8.  Long-Term Debt

On January 10, 2006, the Company issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036, under a shelf registration statement filed with the Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance were used to repay the bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper obtained to partially fund the WellChoice merger.

On March 15, 2006, the Company’s Board of Directors authorized an increase in the commercial paper program from $2,000.0 to $2,500.0, the proceeds of which may be used for general corporate purposes.

9.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$14.0	$14.5	$2.5	$2.3
Interest cost	25.3	19.4	7.8	6.5
Expected return on assets	(35.6)	(25.9)	(0.7)	(0.7)
Recognized actuarial loss	4.2	4.3	1.2	0.2
Amortization of prior service cost	(0.3)	(0.9)	(0.3)	(1.0)
Curtailment gain	(4.6)	–	–	–

Net periodic benefit cost	$3.0	$11.4	$10.5	$7.3

For the year ending December 31, 2006, no required contributions under ERISA are expected; however, the Company may elect to make discretionary contributions, including on a quarterly basis, up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three months ended March 31, 2006.

Effective January 1, 2006, the Company curtailed the benefits under the WellPoint Cash Balance Pension Plan (“Plan”), name changed from Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants were “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. The Company recorded a curtailment gain of $4.6 during the three months ended March 31, 2006. The Company anticipates that it will increase matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain.

10.  Segment Information

Financial data by reportable segment for the three months ended March 31, 2006 and 2005 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended March 31, 2006
Operating revenue from external customers	$13,057.9	$440.4	$116.4	$13,614.7
Intersegment revenues	–	413.8	(413.8)	–
Operating gain (loss)	1,035.9	113.6	(14.0)	1,135.5

Three Months Ended March 31, 2005
Operating revenue from external customers	$10,283.1	$434.2	$88.1	$10,805.4
Intersegment revenues	–	316.7	(316.7)	–
Operating gain (loss)	856.7	94.4	(47.5)	903.6

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31
	2006	2005
Reportable segments operating revenues	$13,614.7	$10,805.4
Net investment income	212.1	138.7
Net realized losses on investments	(7.1)	(1.0)

Total revenues	$13,819.7	$10,943.1

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31
	2006	2005
Reportable segments operating gain	$1,135.5	$903.6
Net investment income	212.1	138.7
Net realized losses on investments	(7.1)	(1.0)
Interest expense	(94.0)	(53.2)
Amortization of other intangible assets	(73.8)	(59.2)

Income before income tax expense	$1,172.7	$928.9

11.  Contingencies

Multi-District Litigation Settlement Agreement

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al. (the “CMA Litigation”), was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), one of WellPoint Health Networks Inc.’s (“WHN”) subsidiaries at the time and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

In August 2000, WHN was added as a defendant to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide alleging RICO violations (the “Shane Litigation”). Effective upon the November 30, 2004 merger with WHN, WHN became a wholly owned subsidiary of the Company. On September 26, 2002, Anthem was added as a defendant to the Shane Litigation.

In May 2003, in a case titled Kenneth Thomas, M.D., et al., v. Blue Cross and Blue Shield Association, et al., (the “Thomas Litigation”) several medical providers filed suit in federal district court in Miami, Florida against the BCBSA and Blue Cross and Blue Shield plans across the country, including the Company and WellChoice. The suit alleges that the BCBSA and the Blue Cross and Blue Shield plans violated RICO and challenges many of the same practices as the CMA Litigation and the Shane Litigation.

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

The WellChoice transaction was closed on December 28, 2005, after the settlement was reached with the plaintiffs in the CMA Litigation, the Shane Litigation and the Thomas Litigation. The former WellChoice company, which as described in Note 1 was merged with and into a wholly-owned subsidiary of WellPoint, continues to be a defendant in the Thomas Litigation, and will not be affected by the settlement between the Company and plaintiffs. The Company intends to vigorously defend this proceeding; however, its ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s commitment under this contract is approximately $718.6 over a seven year period, of which approximately $625.7 remains at March 31, 2006. The Company has the ability to terminate this agreement with 120 days written notice, subject to certain early termination fees. WellChoice had entered into a similar agreement with IBM in 2002 that expires in 2012. Under this agreement, IBM provides certain technology outsourcing services to WellChoice and is enhancing WellChoice’s systems applications. The remaining future contractual obligations under this agreement amount to approximately $349.5 at March 31, 2006. WellChoice can terminate the agreement or portions of the agreement upon the occurrence of certain events, subject to certain early termination fees.

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

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of March 31, 2006, the Company’s maximum potential liability pursuant to this guarantee was $30.6. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our”, “us” or the “Company” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana holding company, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—March 31, 2006 Compared to March 31, 2005

V.	Cost of Care

VI.	Results of Operations—Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of March 31, 2006. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended March 31, 2006 was $13.6 billion, an increase of $2.8 billion, or 26% over the three months ended March 31, 2005. This increase was primarily driven by the merger with WellChoice, Inc., described in “Significant Transactions”, below, as well as premium rate increases across all customer types, administrative fee increases on Large Group and National businesses and Medicare Part D enrollment.

Effective January 1, 2006, we began marketing Medicare Part D Prescription Drug Plans, or Part D, to eligible Medicare beneficiaries in all 50 states. As of March 31, 2006, we had approximately 1.3 million Medicare Part D members. See also Part II, Item 1A. Risk Factors for additional information regarding Medicare Part D.

Net income for the three months ended March 31, 2006 was $731.8 million, a 20% increase over the three months ended March 31, 2005. Our fully-diluted earnings per share, or EPS, was $1.09 for the three months ended March 31, 2006, as compared to EPS of $0.98 for the three months ended March 31, 2005.

II.	Overview

We manage our operations through three reportable segments: Health Care, Specialty and Other.

Our Health Care segment includes strategic business units delineated primarily by geographic areas within which we offer similar products and services, including commercial accounts, individual, senior and government programs, such as the Federal Employee Program, or FEP, and Medicaid. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Specialty segment is comprised of businesses providing specialty products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, and long-term care insurance. We ceased underwriting workers compensation business effective December 31, 2005; however, we continue to provide network rental and medical management services to workers compensation carriers.

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal, United Government Services and Empire Medical Services; Arcus Enterprises, which works to develop innovative means to promote quality care, well being and education; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses, including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our pharmacy benefit management companies.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 and the MD&A included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2006 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2006 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2006.

III.	Significant Transactions

Acquisition of WellChoice, Inc.

On December 28, 2005 (December 31, 2005 for accounting purposes), WellPoint completed its acquisition of WellChoice, Inc., or WellChoice. The acquisition of WellChoice strengthened our leadership in providing health benefits to National Accounts and provided us with a strategic presence in New York City, the headquarters of more Fortune 500 companies than any other U.S. city. Under the terms of the merger agreement, the stockholders of WellChoice (other than subsidiaries of WellPoint) received consideration of $38.25 in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. In addition, WellChoice stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $6.5 billion.

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2006, we repurchased and retired approximately 24.7 million shares at an average share price of $77.41, for an aggregate cost of $1,912.0 million. On March 15, 2006, our Board of Directors authorized an increase of $1,000.0 million in our common stock repurchase program for a total of $3.0 billion. As of March 31, 2006, $1,088.0 million remained authorized for future repurchases. Subsequent to March 31, 2006, we repurchased and retired approximately 5.3 million shares for an aggregate cost of approximately $407.3 million, leaving approximately $680.7 million for authorized future repurchases at April 26, 2006. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership—March 31, 2006 Compared to March 31, 2005

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

•	Individual and Small Group, or ISG, consists of individual customers under age 65 as well as those employer customers with one to 50 eligible employees.

•	National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 5,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarter’s state. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

•	BlueCard host members represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per member per month.

•	Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare supplement benefit coverage.

•	State Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some employer customers choose to purchase stop-loss coverage to limit their retained risk. These employer customers are reported with our self-funded business.

The following table presents our medical membership by customer type, funding arrangement and geographical region as of March 31, 2006 and 2005. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period. The “comparable basis” membership information for 2005 includes historical data for WellPoint, Inc. and historical data for the former WellChoice, adjusted to eliminate net overlapping BlueCard membership. Comparable basis information is presented in order to provide investors with a more meaningful comparison to the current period, due to the acquisition of WellChoice.

	March 31		Comparable Basis[1,2] March 31
Medical Membership	2006	2005[1]	2005	$ Change	% Change
Customer Type	(In thousands)
Large Group	15,982	13,146	16,173	(191)	(1)%
Individual and Small Group (ISG)	5,648	5,254	5,581	67	1
National Accounts	5,162	3,465	4,707	455	10
BlueCard	4,171	3,845	3,721	450	12

Total National	9,333	7,310	8,428	905	11
Senior	1,237	1,059	1,211	26	2
State Sponsored	1,958	1,752	1,818	140	8

Total medical membership by customer type	34,158	28,521	33,211	947	3%

Funding Arrangement[1]
Self-Funded	16,997	14,124	15,926	1,071	7%
Fully-Insured	17,161	14,397	17,285	(124)	(1)

Total medical membership by funding arrangement	34,158	28,521	33,211	947	3%

Regional Membership
East	13,805	8,758	13,693	112	1%
Central	11,038	10,755	10,629	409	4
West	9,315	9,008	8,889	426	5

Total medical membership by region	34,158	28,521	33,211	947	3%

Specialty Metrics
PBM prescription volume[3]	109,756	83,669	83,669	26,087	31%
Behavioral health membership	16,065	12,280	12,280	3,785	31
Life and disability membership	5,920	6,081	6,081	(161)	(3)
Dental membership	5,256	5,267	5,525	(269)	(5)
Vision membership	907	785	785	122	16
Medicare Part D membership[4]	1,299	–	–	1,299	100

[1]	Membership data for 2005 has been reclassified to conform to the current presentation. Our reclassifications for minimum premium amendments to fully-insured contracts resulted in an increase in self-funded membership and a corresponding decrease in fully-insured membership, with no impact on total membership.
[2]	“Comparable Basis” data for 2005 was calculated by adding historical data for WellPoint to historical data for the former WellChoice, and adjusting to eliminate net overlapping BlueCard host membership.
[3]	Represents prescription volume for mail order and retail prescriptions for the three months ended March 31, 2006 and 2005.
[4]	Effective January 1, 2006, the Company began marketing Medicare Part D to eligible Medicare beneficiaries in all 50 states. Certain of our Medicare Part D members are also Senior medical members.

During the twelve months ended March 31, 2006, total comparable medical membership increased approximately 947,000, or 3%, primarily due to increases in our BlueCard, National Accounts and State Sponsored businesses partially offset by the loss of 315,000 Large Group members in the state of Georgia. Self-funded comparable medical membership increased 1,071,000, or 7%, primarily due to increases in our BlueCard, and National Accounts businesses partially offset by the loss of 315,000 Large Group members in the state of Georgia. Fully-insured comparable membership decreased by 124,000, or 1%, primarily due to shifts in the mix of business from fully-insured to self-funded.

Comparable BlueCard membership increased 450,000, or 12%, due to increased sales by other BCBS licensees to accounts with members who reside in or travel to our licensed areas. Comparable Large Group membership decreased 191,000, or 1%, due to the loss of 315,000 members in the state of Georgia partially offset by new sales. Comparable National Accounts membership increased 455,000, or 10%, primarily due to success in attracting new customers as they recognize the value of the BCBS networks and discounts, as well as the acquisition of Lumenos, Inc. Comparable ISG membership increased 67,000, or 1%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services as well as efforts to market products to the uninsured.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume at our PBM companies increased by 26,087,000, or 31%, in 2006, primarily due to growth in both our retail and our mail order operations driven in part by the addition of Medicare Part D. Behavioral health comparable membership increased 3,785,000, or 31%, in 2006 primarily due to the conversion of approximately 1.9 million members from an outside vendor to internally provided services and growth within our existing health lines of business and our increasing offerings of specialty products to our health members.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended March 31, 2006 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the acquisition of WellChoice, cost of care information as discussed below is presented as if WellPoint and WellChoice were combined for all of 2005. Accordingly, cost of care reported previously for WellPoint is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends in the first quarter of 2006, we believe our 2006 medical cost of care trend estimate of less than 8% is appropriate.

Costs for outpatient and inpatient services are the primary drivers of overall cost trends, with outpatient trends moderating from 2005 levels. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our radiology management programs on our outpatient trends. These programs were implemented over most of our East and Central regions in late 2004 and early 2005 and are designed to ensure appropriate use of radiology services by our members. We are currently expanding these programs to our other locations without these programs. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Utilization (admissions per 1,000 members) remains flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly.

Pharmacy benefit cost trend, which had been declining for several quarters, was unchanged. However, pharmacy unit cost (cost per prescription) continues to decline as a result of an increase in generic usage rates, benefit plan design changes, improved pharmaceutical contracting resulting from the merger with WellPoint Health Networks Inc., or WHN, the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends effective July 1, 2005. Pharmacy utilization increased slightly.

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

VI.	Results of Operations—Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

We discuss our operations using “comparable basis” information, which is presented in order to provide a more meaningful prior-year comparison to the current year, due to the acquisition of WellChoice. Comparable basis information is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint had the acquisition been completed as of January 1, 2005. Comparable basis information for the three months ended March 31, 2005 was calculated by adding the reclassified historical statements of income for WellPoint and WellChoice. Comparable basis information contains no intercompany eliminations or pro forma adjustments resulting from the December 28, 2005 acquisition.

	Three Months Ended March 31, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Premiums	$10,158.8	$(142.9)	$10,015.9	$1,385.1	$(19.6)	$1,365.5	$11,381.4
Administrative fees	664.2	(3.5)	660.7	141.3	18.6	159.9	820.6
Other revenue (expense)	139.2	(10.4)	128.8	(0.1)	–	(0.1)	128.7

Total operating revenue	10,962.2	(156.8)	10,805.4	1,526.3	(1.0)	1,525.3	12,330.7
Net investment income	138.7	–	138.7	17.8	–	17.8	156.5
Net realized (losses) gains on investments	(1.0)	–	(1.0)	0.6	–	0.6	(0.4)

Total revenue	11,099.9	(156.8)	10,943.1	1,544.7	(1.0)	1,543.7	12,486.8
Benefits expense	8,255.9	(156.8)	8,099.1	1,197.3	(16.4)	1,180.9	9,280.0
Selling, general and administrative expense:
Selling expense	359.5	–	359.5	–	17.2	17.2	376.7
General and administrative expense	1,369.6	–	1,369.6	233.1	(1.8)	231.3	1,600.9

Total selling, general and administrative expense	1,729.1	–	1,729.1	233.1	15.4	248.5	1,977.6
Cost of drugs	73.6	–	73.6	–	–	–	73.6
Interest expense	53.2	–	53.2	–	–	–	53.2
Amortization of other intangible assets	59.2	–	59.2	–	–	–	59.2

Total expense	10,171.0	(156.8)	10,014.2	1,430.4	(1.0)	1,429.4	11,443.6

Income before income taxes	928.9	–	928.9	114.3	–	114.3	1,043.2
Income taxes	317.2	–	317.2	43.4	–	43.4	360.6

Net income	$611.7	$–	$611.7	$70.9	$–	$70.9	$682.6

Benefit expense ratio[2]	81.3%		80.9%	86.4%		86.5%	81.5%
Selling, general and administrative expense ratio[3]	15.8%		16.0%	15.3%		16.3%	16.0%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Three Months Ended March 31, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Operating Revenue
Health Care	$10,476.4	$(193.3)	$10,283.1	$–	$1,483.0	$1,483.0	$11,766.1
Specialty	695.4	55.5	750.9	–	8.3	8.3	759.2
Other	(209.6)	(19.0)	(228.6)	–	34.0	34.0	(194.6)
Commercial Managed Care	–	–	–	1,299.8	(1,299.8)	–	–
Other Insurance Products and Services	–	–	–	226.5	(226.5)	–	–

Total operating revenue	$10,962.2	$(156.8)	$10,805.4	$1,526.3	$(1.0)	$1,525.3	$12,330.7

Operating Gain (Loss)[2]
Health Care	$860.6	$(3.9)	$856.7	$–	$97.0	$97.0	$953.7
Specialty	91.7	2.7	94.4	–	0.6	0.6	95.0
Other	(48.7)	1.2	(47.5)	–	(1.7)	(1.7)	(49.2)
Commercial Managed Care	–	–	–	85.6	(85.6)	–	–
Other Insurance Products and Services	–	–	–	10.3	(10.3)	–	–

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	We use operating gain (loss) to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain (loss) is defined as operating revenue less benefit expense, selling expense, general and administrative expense and cost of drugs.

Our consolidated results of operations for the three months ended March 31, 2006 and 2005 are discussed in the following section.

					Comparable Basis[1,2]
	Three Months Ended March 31		% Change		Three Months Ended March 31, 2005	$ Change	% Change
(In millions, except per share data)	2006	2005
Premiums	$12,578.9	$10,015.9	26%		$11,381.4	$1,197.5	11%
Administrative fees	884.0	660.7	34		820.6	63.4	8
Other revenue	151.8	128.8	18		128.7	23.1	18

Total operating revenue	13,614.7	10,805.4	26		12,330.7	1,284.0	10
Net investment income	212.1	138.7	53		156.5	NM3	NM3
Net realized losses on investments	(7.1)	(1.0)	NM3		(0.4)	NM3	NM3

Total revenue	13,819.7	10,943.1	26		12,486.8	NM3	NM3
Benefit expense	10,230.8	8,099.1	26		9,280.0	950.8	10
Selling, general and administrative expense:
Selling expense	401.4	359.5	12		376.7	24.7	7
General and administrative expense	1,771.2	1,369.6	29		1,600.9	170.3	11

Total selling, general and administrative expense	2,172.6	1,729.1	26		1,977.6	195.0	10
Cost of drugs	75.8	73.6	3		73.6	NM3	NM3
Interest expense	94.0	53.2	77		53.2	NM3	NM3
Amortization of other intangible assets	73.8	59.2	25		59.2	NM3	NM3

Total expense	12,647.0	10,014.2	26		11,443.6	NM3	NM3

Income before income taxes	1,172.7	928.9	26		1,043.2	NM3	NM3

Income taxes	440.9	317.2	39		360.6	NM3	NM3

Net income	$731.8	$611.7	20		$682.6	NM3	NM3

Average diluted shares outstanding	669.3	621.6	8%		NM3	NM3	NM3
Diluted net income per share	$1.09	$0.98	11%		NM3	NM3	NM3
Benefit expense ratio[4]	81.3%	80.9%	40bp5		81.5%		(20	)bp5
Selling, general and administrative expense ratio[6]	16.0%	16.0%	–		16.0%		–
Income before income taxes as a percentage of total revenue	8.5%	8.5%	–		NM3		NM3
Net income as a percentage of total revenue	5.3%	5.6%	(30	)bp5	NM3		NM3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See “comparable basis information” above for additional information.
[2]	For certain line items impacted by the acquisition by WellPoint, Inc. of WellChoice, Inc., comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.
[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $2,563.7 million, or 26%, to $12,578.9 million in 2006. On a comparable basis, premiums increased $1,197.5 million, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and new enrollment in our Medicare Part D products.

Administrative fees increased $223.3 million, or 34%, to $884.0 million in 2005. On a comparable basis, administrative fees increased $63.4 million, or 8%, primarily due to rate increases in Large Group and National, and self-funded membership growth in National Accounts, including BlueCard. These membership gains are driven by successful efforts to attract large self-funded accounts, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $23.0 million, or 18%, to $151.8 million in 2006. On a comparable basis, other revenue increased $23.1 million, or 18%, primarily due to revenue generated by growth in mail-order prescription revenue from third parties. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $73.4 million, or 53%, to $212.1 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31
	2006	2005	$ Change
	(In millions)
Net realized losses from the sale of fixed maturity securities	$(24.7)	$(2.1)	$(22.6)
Net realized gains from the sale of equity securities	21.4	0.4	21.0
Other-than-temporary impairments	(9.1)	(0.1)	(9.0)
Other realized gains	5.3	0.8	4.5

Net realized losses	$(7.1)	$(1.0)	$(6.1)

Benefit expense increased $2,131.7 million, or 26%, to $10,230.8 million in 2006. On a comparable basis, benefit expense increased $950.8 million, or 10%, primarily due to increased cost of care, which was driven by higher costs in inpatient and outpatient services, the addition of the New York State prescription drug contract, and benefit expense for new enrollment in Medicare Part D. On a comparable basis, our benefit expense ratio decreased 20 basis points to 81.3%, for 2006, attributable to disciplined pricing and moderating cost of care trends.

Selling, general and administrative expense increased $443.5 million, or 26%, to $2,172.6 million in 2006. On a comparable basis, selling, general and administrative expense increased $195.0 million, or 10%, primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business; stock option expense; costs associated with Medicare Part D; and increased incentive compensation costs. On a comparable basis, our 2006 selling, general and administrative expense ratio was 16.0%, which is unchanged from the first quarter of 2005. However, selling, general and administrative expense in 2006 includes expenses related to stock options and a changing mix of business from fully-insured to self-funded, which adversely impact the ratio as compared to 2005.

Cost of drugs increased $2.2 million, or 3%, to $75.8 million in 2006, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $40.8 million, or 77%, to $94.0 million in 2006, primarily due to additional interest expense on the debt incurred in conjunction with the acquisition of WellChoice.

Amortization of other intangible assets increased $14.6 million, or 25%, to $73.8 million in 2006, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the acquisition of WellChoice.

Income tax expense increased $123.7 million, or 39%, to $440.9 million in 2006. Included in 2005 was $28.4 million in tax benefits associated with a refund claim recognizing the deductibility of capital losses on the sale of certain subsidiaries that occurred in prior years.

Our net income as a percentage of total revenue decreased 30 basis points, from 5.6% in 2005 to 5.3% in 2006. The decrease in this metric reflects a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure about Segments of an Enterprise and Related Information. Our reportable segments are Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 10 to our unaudited consolidated financial statements for the three months ended March 31, 2006 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended March 31, 2006 and 2005 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended March 31, 2006 and 2005 are as follows:

					Comparable Basis
	Three Months Ended March 31		% Change		Three Months Ended March 31, 2005	$ Change	% Change
	2006	2005
			(In millions)
Operating revenue	$13,057.9	$10,283.1	27%		$11,766.1	$1,291.8	11%
Operating gain	$1,035.9	$856.7	21%		$953.7	$82.2	9%
Operating margin	7.9%	8.3%	(40	)bp	8.1%		(20	)bp

Operating revenue increased $2,774.8 million, or 27%, to $13,057.9 million in 2006. On a comparable basis, operating revenue increased $1,291.8 million, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and new enrollment in our Medicare Part D products.

Operating gain increased $179.2 million, or 21%, to $1,035.9 million in 2006. On a comparable basis, operating gain increased $82.2 million, or 9%, primarily due to disciplined pricing across all lines of business and membership growth in ISG and National businesses. The operating margin was 7.9%, a 20 basis point reduction on a comparable basis, due primarily to a business mix shift including the addition of lower margin governmental business and the impact of stock option expense in accordance with FAS 123R.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended March 31, 2006 and 2005 are as follows:

				Comparable Basis
	Three Months Ended March 31		% Change	Three Months Ended March 31, 2005	$ Change	% Change
	2006	2005
			(In millions)
Operating revenue	$854.2	$750.9	14%	$759.2	$95.0	13%
Operating gain	$113.6	$94.4	20%	$95.0	$18.6	20%
Operating margin	13.3%	12.6%	70bp	12.5%		80bp

Operating revenue increased $103.3 million, or 14%, to $854.2 million in 2006. On a comparable basis, operating revenue increased $95.0 million, or 13%, primarily due to increased retail prescription volume mostly driven by the addition of Medicare Part D. The operating revenue increase was partially offset by a decrease in workers compensation premium revenue due to the sale of our worker compensation business in Wisconsin on December 31, 2005.

Operating gain increased $19.2 million, or 20%, to $113.6 million in 2006. On a comparable basis, operating gain increased $18.6 million, or 20%, primarily due to higher prescription volume and improved pharmaceutical contracting. In addition, operating gain from our dental business has increased due to favorable claims trend partially offset by decreased operating revenue driven by the sale of our workers compensation business in Wisconsin.

Other

Our summarized results of operations for our Other segment for the three months ended March 31, 2006 and 2005 are as follows:

				Comparable Basis
	Three Months Ended March 31		% Change	Three Months Ended March 31, 2005	$ Change	% Change
	2006	2005
			(In millions)
Operating revenue from external customers	$116.4	$88.1	32%	$122.1	$(5.7)	(5)%
Elimination of intersegment revenue	$(413.8)	$(316.7)	31%	$(316.7)	$(97.1)	31%

Total operating revenue	(297.4)	(228.6)	30%	(194.6)	(102.8)	(53)%
Operating loss	$(14.0)	$(47.5)	71%	$(49.2)	$35.2	72%

Operating revenue from external customers increased $28.3 million to $116.4 million in 2006. On a comparable basis, operating revenue from external customers decreased $5.7 million, or 5%. On both a reported and comparable basis, the elimination of intersegment revenue increased $97.1 million or 31% in 2006, reflecting additional sales by our PBM companies to our Health Care segment.

Operating loss decreased $33.5 million to $14.0 million in 2006. On a comparable basis, operating loss decreased $35.2 million, or 72%, primarily due to current year allocation of expenses to the Health Care and Specialty segments. In addition, operating loss decreased due to lower compensation expenses related to retention bonuses associated with the merger between the former Anthem, Inc. and the former WellPoint Health Networks Inc.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2006, this liability was $5,162.5 million and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for pending claims and claims that are incurred but not reported, including the estimated costs of processing such claims. Pending claims are those received by us but not yet processed through our systems. Liabilities for both incurred but not reported and reported but not yet paid claims are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not reported claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

As described above, the completion factors and trend factors can have a significant impact on the claim liability. The following example provides the estimated impact to our March 31, 2006 medical claims liability assuming hypothetical changes in the completion and trend factors:

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase in Completion Factor	Increase (Decrease) in Unpaid Claims Liabilities	(Decrease) Increase in Claim Trend Factor	(Decrease) Increase in Unpaid Claims Liabilities
	($ in Millions)		($ in Millions)
(3)%	$771.0	(3)%	$(204.0)
(2)%	503.0	(2)%	(136.0)
(1)%	246.0	(1)%	(68.0)
1%	(236.0)	1%	68.0
2%	(462.0)	2%	136.0
3%	(680.0)	3%	204.0

1 Assumes (decrease) increase in the completion factors for the most recent four months

2 Assumes (decrease) increase in the claims trend factors for the most recent two months

In addition, assuming a hypothetical 1% total difference between our March 31, 2006 estimated medical claims liability and the actual claims paid, net income for the three months ended March 31, 2006 would increase or decrease by $33.5 million while basic and diluted net income per share would increase or decrease by $0.05 per share.

Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “incurred related to prior years” accounts for those adjustments made to prior year estimates. The impact of any reduction of “incurred related to prior years” claims may be offset as we establish the estimate of “incurred related to current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2006, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we will provide this information in our second and third quarter filings.

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

In the ordinary course of business, we are regularly audited by federal and state authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the IRS appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of March 31, 2006, the Internal Revenue Service continues its examination of our 2003 and 2004 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2006 was $13,465.5 million and other intangible assets were $9,612.6 million. The sum of goodwill and intangible assets represents 45% of our total consolidated assets and 96% of our consolidated shareholders’ equity at March 31, 2006.

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

On December 28, 2005, we purchased 100% of the outstanding common stock of WellChoice. In accordance with FAS 141, we allocated the purchase price to the fair value of assets acquired, including intangible assets, and liabilities assumed. This allocation process included the review of relevant information about the assets and liabilities, independent appraisals and other valuations to determine the fair value of assets acquired and liabilities assumed. The preliminary allocation resulted in $3.4 billion of non-tax deductible goodwill and $1.7 billion of identifiable intangible assets. The purchase price allocation is preliminary and additional refinements may occur.

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

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Investments

Current and long-term available-for-sale investment securities were $17,691.2 million at March 31, 2006 and represented 34% of our total consolidated assets at March 31, 2006. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the majority of our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We classify our investments in available-for-sale debt securities as current or non-current assets based on their contractual maturities. Certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. We previously classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the plans, we changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheet. The change in the fair value of the rabbi trust assets for the three months ended March 31, 2006 resulted in $12.7 million of realized gains, which, together with net investment income from rabbi trust assets of $2.4 million, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in compensation expense.

In addition to available-for-sale and trading investment securities, we held additional long-term investments of $221.6 million, or 0.4% of total consolidated assets, at March 31, 2006. These long-term investments consist primarily of real estate and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

In 2004, the Emerging Issues Task Force, or EITF, reached consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, to provide detailed guidance on when an investment is considered impaired, whether an impairment is other-than-temporary, how to measure an impairment loss and disclosures related to impaired securities. In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the FSP, which was effective for the Company January 1, 2006. The FSP supersedes EITF 03-1 with certain sections of EITF 03-1 nullified and certain sections generally carried forward. The adoption of the FSP did not have a significant impact on our consolidated financial position or results of operations.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $9.1 million and $0.1 million, respectively, for the three months ended March 31, 2006 and 2005.

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

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

As of our measurement dates, we had approximately 56% of plan assets invested in equity securities, 37% in fixed maturity securities and 7% in other assets. Approximately $13.1 million, or less than 1%, of plan assets, were invested in WellPoint common stock as of the measurement date.

At March 31, 2006, our consolidated net prepaid pension asset was $230.8 million. For the year ending December 31, 2006, no required contributions under ERISA are expected, however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

We recognized consolidated pre-tax pension expense of $3.0 million and $11.4 million, for the three months ended March 31, 2006 and 2005, respectively.

Effective January 1, 2006, we curtailed the benefits under the WellPoint Cash Balance Pension Plan, or the Plan, name changed from Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. We recorded a curtailment gain of $4.6 million in the first quarter of 2006. The Company anticipates that it will increase matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain amount.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $473.7 million at March 31, 2006.

At our last measurement dates, the weighted average discount rate for all plans was 5.29%. We developed this rate using a yield curve approach with consideration of a benchmark rate of the Moody’s Aa Corporate Bond Index.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our last measurement date was 9.00% for 2006 with a gradual decline to 4.90% by the year 2011. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

New Accounting Pronouncements

We maintain a share-based employee compensation plan. Prior to January 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“FAS 123R”) under the modified prospective method of adoption for which compensation expense related to stock options is recognized on a prospective basis. Prior period results have not been restated. See Note 4, Capital Stock, in the notes to the consolidated financial statements in this Form 10-Q for more information regarding the adoption of FAS 123R.

There were no other new accounting pronouncements issued during the first three months of 2006 that had a material impact on our financial position, operating results or disclosures.

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

We manage our cash, investments and capital structure to meet the short and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing activities within the overall constraints of our financial strategy.

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest the cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are generally available-for-sale to meet liquidity and other needs. Excess capital at our subsidiaries is paid annually by subsidiaries in the form of dividends to their respective parent companies for general corporate use, as permitted by applicable regulations.

The availability of financing in the form of debt or equity is influenced by many factors, including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. We have a $2.5 billion commercial paper program (increased from $2.0 billion on March 15, 2006) supported by $2.5 billion of revolving credit facilities, which provides us with further operating and financial flexibility.

Liquidity—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

During the three months ended March 31, 2006, net cash flow provided by operating activities was $1,797.6 million, compared to $931.4 million for the three months ended March 31, 2005, an increase of $866.2 million. This increase resulted from improved net income, including the impact of the acquisition of WellChoice and the impact of cash receipts related to government contracts associated with the second quarter of 2006, partially offset by higher incentive payments.

Net cash flow used by investing activities was $612.7 million in 2006, compared to $1,028.4 million of cash used in 2005. The table below outlines the decrease in cash flow used in investing activities of $415.7 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Increase in net purchases of investments	$(47.0)
Increase in securities lending collateral	376.5
Decrease in net purchases of subsidiaries	110.3
Increase in payments for settlement of a cash flow hedge	(24.7)
Decrease in net purchases of property and equipment	0.6

Net decrease in cash used in investing activities	$415.7

Net cash flow used by financing activities was $1,785.1 million in 2006 compared to cash provided by financing activities of $130.7 million in 2005. The table below outlines the increase in cash used by financing activities of $1,915.8 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Decrease in proceeds from exercise of employee stock options and employee stock purchase plan	$(59.7)
Increase in repurchases of common stock	(1,823.5)
Net decrease in proceeds from commercial paper borrowings	(612.2)
Net increase in proceeds from long-term borrowings	965.1
Decrease in securities lending payable	(376.5)
Decrease in bank overdrafts	(45.3)
Increase in excess tax benefits from share-based compensation	36.3

Net increase in cash used in financing activities	$(1,915.8)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including other invested assets, current and long-term, of $20.5 billion at March 31, 2006. Since December 31, 2005, total cash, cash equivalents and investments, including other invested assets, current and long-term, increased by $145.8 million primarily from cash flow from operations resulting from our improved net income, which included the impact of our acquisition of WellChoice.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At March 31, 2006, we held at the parent company approximately $1.7 billion of our consolidated $20.5 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 22.8% as of March 31, 2006 and 21.4% as of December 31, 2005.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 28, 2005, we filed a shelf registration with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On January 10, 2006, we issued $700.0 million of 5.000% notes due 2011; $1.1 billion of 5.250% notes due 2016; and $900.0 million of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 million and $1,000.0 million in commercial paper borrowed to partially fund the acquisition of WellChoice.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on November 29, 2010. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2006. At March 31, 2006, we had $1.5 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program (increased from $2.0 billion on March 15, 2006). Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at current market rates. There were $1.0 billion of borrowings outstanding under this commercial paper program as of March 31, 2006. The borrowings outstanding as of March 31, 2006 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating at least $2.1 billion of dividends to be paid to the parent company during 2006. For the three months ended March 31, 2006, we did not receive dividends from our subsidiaries.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased approximately 24.7 million shares during the three months ended March 31, 2006 at a cost of $1,912.0 million. As of March 31, 2006, we had $1,088.0 million of authorization remaining under this program. Subsequent to March 31, 2006, we repurchased and retired approximately 5.3 million shares for an aggregate cost of approximately $407.3 million, leaving approximately $680.7 million for authorized future repurchases at April 26, 2006.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of factors such as the minimum pension liability requirement and maximum tax deductible amounts. For the year ending December 31, 2006, no contributions to retirement benefit plans are required under ERISA; however, the Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreements or from public or private financing sources will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2005, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our RBC as of December 31, 2005, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the Blue Cross and Blue Shield Association and with the tangible net worth requirements applicable to certain of WellPoint’s California subsidiaries.

IX.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about WellPoint, Inc. (“WellPoint”) that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by WellPoint, and WellChoice, Inc. (“WellChoice”); trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; competitor pricing below market trends of increasing costs; increased government regulation of health benefits and managed care; significant acquisitions or divestitures by major competitors; introduction and utilization of new prescription drugs and technology; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to contract with providers consistent with past practice; other potential uses of cash in the future that present attractive alternatives to share repurchases; our ability to achieve expected synergies and operating efficiencies in the WellPoint Health Networks Inc. merger and WellChoice acquisition within the expected time-frames or at all and to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; revenues following the transactions may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transactions; our ability to meet expectations regarding repurchases of shares of our common stock; our ability to meet expectations regarding the accounting and tax treatments of the transactions and the value of transaction consideration; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. WellPoint does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in WellPoint’s and WellChoice’s various SEC reports, including, but not limited to WellPoint’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2005.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk, included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934.

During the three months ended March 31, 2006, the Company implemented changes in its general ledger and consolidation systems, as a result of integration activity following the November 30, 2004 merger with WellPoint Health Networks Inc. The Company believes these changes have not negatively affected its internal control over financial reporting. The Company continues to integrate certain processes and systems following the November 30, 2004 merger with WellPoint Health Networks Inc. and the December 28, 2005 acquisition of WellChoice, Inc; however none are expected to materially affect the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No material developments from disclosure in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 1A.   RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Below is an additional risk factor that should be considered.

We are a contractor with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, became law in December 2003. The MMA significantly changed and expanded Medicare coverage. The MMA added prescription drug benefits for all Medicare eligible individuals starting January 1, 2006. Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals in all regions of the country. In addition, we are also providing various administrative services for other entities offering prescription drug plans to their employees and retirees through our pharmacy benefit management and other affiliated companies. We are also the United States default plan for point of service facilitated enrollment, as defined by the Centers for Medicare & Medicaid Services. While we believe we have adequately reviewed our assumptions regarding this complex and recent program, the actual results may be different than our assumptions. Risks associated with the Medicare prescription drug plans include potential uncollectability of receivables resulting from processing facilitated enrollment, inadequacy of underwriting assumptions, inability to receive and process information, increased pharmaceutical costs, and the underlying seasonality of this business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)

January 1, 2006 to January 31, 2006	5,909	$77.60	–	$2,000.0
February 1, 2006 to February 28, 2006	11,502,879	77.09	11,502,300	1,113.3
March 1, 2006 to March 31, 2006	13,201,221	77.69	13,196,500	1,088.8

	24,710,009	77.41	24,698,800

[1]	Total number of shares purchased includes 11,209 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]	Represents the number of shares repurchased through our repurchase program authorized by the Company’s Board of Directors. During the three months ended March 31, 2006, the Company repurchased approximately 24.7 million shares at a cost of $1,912.0 million. On March 15, 2006, the Company’s Board of Directors authorized an increase of $1.0 billion in our common stock repurchase program. Remaining authorization under the program is $1.1 billion as of March 31, 2006.

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

WELLPOINT, INC.
Registrant

Date: April 26, 2006	By:	/s/ DAVID C. COLBY
David C. Colby Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 26, 2006	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2005.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

E-1

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

4.10	Amended and Restated 5-Year Credit Agreement, dated as of November 29, 2005, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lenders and L/C Issuer, the other Lenders party thereto, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd. New York Branch, UBS Loan Finance LLC, Wachovia Bank, National Association and William Street Commitment Corporation, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Book Managers, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

E-2

Exhibit Number	Exhibit

4.11	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1*	(a) Form of Stock Incentive Plan General Stock Option Grant Agreement as of March 1, 2006.

(b) Form of Stock Incentive Plan Stock Option Grant Agreement with Larry Glasscock as of March 1, 2006.

(c) Form of Stock Incentive Plan General Restricted Stock Award Agreement as of March 1, 2006

(d) Form of Stock Incentive Plan Restricted Stock Award Agreement for Annual Bonus over two times target as of March 1, 2006.

(e) Form of Stock Incentive Plan Restricted Stock Award Agreement with Larry Glasscock as of March 1, 2006.

10.3*	WellPoint 401(k) Retirement Savings Plan (as amended and restated) effective January 1, 2006.

10.13*	WellPoint Directed Executive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contracts or compensatory plans or arrangements.

E-3