Form 10-Q
period 2006-06-30
WELLPOINT INC
filed 2006-07-26
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 19, 2006
Common Stock, $0.01 par value	619,796,173 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,934.4	$2,740.2
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $490.1 and $734.8)	481.2	734.6
Equity securities (cost of $1,446.0 and $1,388.4)	1,501.0	1,448.2
Other invested assets, current	402.5	307.0
Accrued investment income	156.2	156.8
Premium and self-funded receivables	2,360.6	2,216.4
Other receivables	1,148.9	831.4
Securities lending collateral	703.7	1,389.9
Deferred tax assets, net	728.8	689.0
Other current assets	1,167.8	1,022.7

Total current assets	10,585.1	11,536.2
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,134.7 and $14,941.0)	14,770.5	14,825.5
Equity securities (cost of $74.0 and $71.3)	73.4	72.7
Other invested assets, long-term	250.9	207.8
Property and equipment, net	1,014.9	1,078.6
Goodwill	13,449.2	13,469.1
Other intangible assets	9,538.1	9,686.4
Other noncurrent assets	409.7	410.9

Total assets	$50,091.8	$51,287.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,162.6	$4,853.4
Reserves for future policy benefits	82.1	82.1
Other policyholder liabilities	1,928.5	1,752.3

Total policy liabilities	7,173.2	6,687.8
Unearned income	1,596.5	1,057.1
Accounts payable and accrued expenses	2,656.4	2,860.4
Income taxes payable	729.9	833.4
Security trades pending payable	9.3	181.8
Securities lending payable	703.7	1,389.9
Current portion of long-term debt	22.4	481.2
Other current liabilities	1,451.3	1,286.8

Total current liabilities	14,342.7	14,778.4
Long-term debt, less current portion	7,446.4	6,324.7
Reserves for future policy benefits, noncurrent	653.3	679.9
Deferred tax liability, net	3,083.5	3,267.1
Other noncurrent liabilities	1,328.1	1,244.0

Total liabilities	26,854.0	26,294.1

Commitments and contingencies – Note 12

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 620,617,841 and 660,424,174	6.2	6.6
Additional paid-in capital	19,846.3	20,915.4
Retained earnings	3,581.5	4,173.5
Unearned stock compensation	–	(82.1)
Accumulated other comprehensive loss	(196.2)	(20.3)

Total shareholders’ equity	23,237.8	24,993.1

Total liabilities and shareholders’ equity	$50,091.8	$51,287.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues
Premiums	$12,918.8	$10,196.8	$25,497.7	$20,212.7
Administrative fees	877.1	664.2	1,761.1	1,324.9
Other revenue	146.4	125.4	298.2	254.2

Total operating revenue	13,942.3	10,986.4	27,557.0	21,791.8
Net investment income	218.5	159.8	430.6	298.5
Net realized (losses) gains on investments	(8.9)	2.8	(16.0)	1.8

Total revenues	14,151.9	11,149.0	27,971.6	22,092.1

Expenses
Benefit expense	10,492.3	8,229.6	20,723.1	16,328.7
Selling, general and administrative expense:
Selling expense	413.2	367.6	814.6	727.1
General and administrative expense	1,778.9	1,465.3	3,550.1	2,834.9

Total selling, general and administrative expense	2,192.1	1,832.9	4,364.7	3,562.0
Cost of drugs	85.8	71.1	161.6	144.7
Interest expense	103.9	58.9	197.9	112.1
Amortization of other intangible assets	74.5	59.9	148.3	119.1

Total expenses	12,948.6	10,252.4	25,595.6	20,266.6

Income before income tax expense	1,203.3	896.6	2,376.0	1,825.5

Income tax expense	452.1	337.2	893.0	654.4

Net income	$751.2	$559.4	$1,483.0	$1,171.1

Net income per share
Basic	$1.20	$0.92	$2.32	$1.92

Diluted	$1.17	$0.90	$2.26	$1.88

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Six Months Ended June 30
	2006	2005
Operating activities
Net income	$1,483.0	$1,171.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	16.0	(1.8)
Loss on disposal of assets	0.9	0.2
Deferred income taxes	(40.5)	(45.0)
Amortization, net of accretion	230.1	224.7
Depreciation expense	68.5	59.5
Share-based compensation	141.1	36.3
Excess tax benefits from share-based compensation	(62.4)	–
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(467.6)	(78.8)
Other invested assets, current	(95.2)	–
Other assets	(142.3)	(48.8)
Policy liabilities	468.8	95.7
Unearned income	539.4	6.0
Accounts payable and accrued expenses	(304.0)	135.6
Other liabilities	181.2	(253.0)
Income taxes	(18.4)	289.6

Net cash provided by operating activities	1,998.6	1,591.3

Investing activities
Purchases of fixed maturity securities	(8,141.8)	(6,996.4)
Proceeds from fixed maturity securities:
Sales	7,595.9	5,743.1
Maturities, calls and redemptions	359.5	678.0
Purchases of equity securities	(1,376.1)	(3,014.9)
Proceeds from sales of equity securities	1,300.1	2,961.3
Changes in securities lending collateral	686.2	(77.3)
Purchases of subsidiaries, net of cash acquired	–	(312.6)
Payment for settlement of cash flow hedge	(24.7)	–
Purchases of property and equipment	(72.8)	(85.6)
Proceeds from sales of property and equipment	–	6.7

Net cash provided by (used in) investing activities	326.3	(1,097.7)

Financing activities
Net proceeds from commercial paper borrowings	191.5	202.4
Proceeds from long-term borrowings	2,668.9	–
Repayment of long-term borrowings	(2,156.7)	–
Changes in securities lending payable	(686.2)	77.3
Changes in bank overdrafts	124.0	(226.7)
Repurchase and retirement of common stock	(3,600.4)	(333.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	265.8	281.8
Proceeds from sale of put options	–	1.1
Excess tax benefits from share-based compensation	62.4	–

Net cash (used in) provided by financing activities	(3,130.7)	2.5

Change in cash and cash equivalents	(805.8)	496.1
Cash and cash equivalents at beginning of period	2,740.2	1,457.2

Cash and cash equivalents at end of period	$1,934.4	$1,953.3

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

Net income	–	–	–	1,483.0	–	–	1,483.0
Change in net unrealized losses on investments	–	–	–	–	–	(173.3)	(173.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(2.6)	(2.6)

Comprehensive income							1,307.1
Repurchase and retirement of common stock	(48.0)	(0.5)	(1,524.9)	(2,075.0)	–	–	(3,600.4)
Reclassification of unearned stock compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock under employee stock plans, net of related tax benefits	8.2	0.1	537.9	–	–	–	538.0

June 30, 2006	620.6	$6.2	$19,846.3	$3,581.5	$–	$(196.2)	$23,237.8

January 1, 2005	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	1,171.1	–	–	1,171.1
Change in net unrealized gains on investments	–	–	–	–	–	(16.0)	(16.0)

Comprehensive income							1,155.1
Repurchase and retirement of common stock	(3.9)	–	(146.6)	(186.8)	–	–	(333.4)
Issuance of common stock under employee stock plans, net of repurchases under stock-for-stock option exercises, restricted stock amortization and related tax benefits	7.6	–	367.0	(60.4)	(35.6)	–	271.0
Two-for-one stock split	307.0	3.1	–	(3.1)	–	–	–

June 30, 2005	613.3	$6.1	$17,654.0	$2,880.9	$(119.1)	$129.8	$20,551.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2006

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of June 30, 2006. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employers, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans, including consumer-driven health plans (“CDHPs”), and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides a wide range of specialty products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, as well as long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been recorded. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. If the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company recorded realized losses from other-than-temporary impairments of $24.8 and $3.9 for the three months ended June 30, 2006 and 2005, respectively. The Company recorded realized losses from other-than-temporary impairments of $34.0 and $4.0 for the six months ended June 30, 2006 and 2005, respectively.

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

WellPoint maintains various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. Through December 31, 2005, WellPoint classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the deferred compensation plans, WellPoint changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheets. The change in the fair value of the rabbi trust assets for the three and six months ended June 30, 2006 resulted in $10.5 and $23.2 of realized gains, respectively, which, together with net investment income from rabbi trust assets of $4.5 and $6.9, respectively, is classified in general and administrative expense in the consolidated statements of income, consistent with the related increase in compensation expense.

4.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2006, WellPoint repurchased and retired approximately 48.0 shares at an average per share price of $74.98, for an aggregate cost of $3,600.4. During the six months ended June 30, 2005, WellPoint repurchased and retired approximately 5.1 shares at an average per share price of $64.92, for an aggregate cost of $333.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 15 and May 16, 2006, the Board of Directors authorized increases of $1,000.0 and $1,000.0, respectively, in WellPoint’s common stock repurchase program, which increased the total authorized common stock repurchases to $4,000.0. As of June 30, 2006, $399.6 remained authorized for future repurchases. Subsequent to June 30, 2006, WellPoint repurchased and retired approximately 1.9 shares for an aggregate cost of approximately $137.0, leaving approximately $262.6 for authorized future repurchases at July 19, 2006.

Stock Plans

The Company’s 2001 Stock Incentive Plan, as amended and restated on January 1, 2003 (the “2001 Stock Plan”), is an omnibus plan, which allowed for the grant of stock options, stock, restricted stock, phantom stock, stock appreciation rights and performance awards. On March 15, 2006, the Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan (the “2006 Incentive Plan”), which was approved by WellPoint’s shareholders on May 16, 2006. The 2006 Incentive Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to eligible persons.

The 2006 Incentive Plan allows the Company to grant stock-based incentive awards to employees, non-employee directors and consultants covering a total of up to 20.0 shares of Company common stock, plus (i) 7.0 shares of Company common stock, as previously approved by the Company’s shareholders, but not underlying any outstanding options or other awards under the 2001 Stock Plan, and (ii) any additional shares of Company common stock subject to outstanding options or other awards under the 2001 Stock Plan that expire, are forfeited or otherwise terminate unexercised on or after March 15, 2006, less 0.1 shares of Company common stock granted under the 2001 Stock Plan between March 15, 2006 and May 16, 2006. No additional grants or awards will be made under the 2001 Stock Plan in the future, but the awards outstanding under the 2001 Stock Plan will remain in effect in accordance with their terms.

The Company’s employee stock purchase plan provides a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter.

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

For the three months ended June 30, 2006 and 2005, the Company recognized stock-based compensation cost of $86.5 and $20.6, respectively, as well as related tax benefits of $31.9 and $7.2, respectively. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $52.8 and $32.7 lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended June 30, 2006 are $0.05 lower than had the Company not adopted FAS 123R effective January 1, 2006. In addition, the adoption of FAS 123R results in a higher number of diluted shares outstanding for purposes of calculating diluted earnings per share. This is due to a change in the calculation of dilutive stock options under the treasury method.

For the six months ended June 30, 2006 and 2005, the Company recognized stock-based compensation cost of $141.1 and $36.3, respectively, as well as related tax benefits of $51.2 and $12.7, respectively. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $91.7 and $56.9 lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended June 30, 2006 are $0.09 lower than if the Company had not adopted FAS 123R effective January 1, 2006. In addition, the adoption of FAS 123R results in a higher number of diluted shares outstanding for purposes of calculating diluted earnings per share. This is due to a change in the calculation of dilutive stock options under the treasury method.

FAS 123R requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had recognized compensation expense for all share-based payments to employees based on their fair values:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$559.4	$1,171.1
Add: Stock-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	13.4	23.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(56.3)	(84.2)

Pro forma net income	$516.5	$1,110.5

Basic earnings per share:
As reported	$0.92	$1.92
Pro forma	$0.85	$1.82
Diluted earnings per share:
As reported	$0.90	$1.88
Pro forma	$0.83	$1.79

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

The following weighted-average assumptions were used to estimate the fair values of options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Risk-free interest rate	4.59%	4.09%	4.59%	4.09%
Volatility factor	26.00%	28.00%	26.00%	28.00%
Dividend yield	–	–	–	–
Weighted-average expected life	5.1 years	4.0 years	5.1 years	4.1 years

The following weighted-average per share fair values were determined for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Options granted	$22.94	$19.81	$24.53	$19.81
Restricted stock and stock awards granted	73.57	63.53	76.58	63.17
Employee stock purchases	10.92	13.04	11.33	12.15

Stock option activity for the six months ended June 30, 2006 is summarized below:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	44.2	$40.99
Granted	6.4	76.56
Exercised	(6.5)	35.71
Forfeited or expired	(0.7)	55.71

Outstanding at June 30, 2006	43.4	$46.79	7.12	$1,150.7

Exercisable at June 30, 2006	28.6	$38.04	6.21	$994.7

A summary of the status of nonvested restricted stock as of June 30, 2006 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2006	2.6	$56.85
Granted	0.8	76.58
Vested	(1.0)	51.25
Forfeited	(0.1)	57.75

Nonvested at June 30, 2006	2.3	$66.46

The intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 amounted to $47.3 and $144.5, respectively, and recognized related tax benefits of $16.6 and $50.6, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $75.6 and $47.4, respectively. During the three months ended June 30, 2006 and 2005, the Company received cash of $54.3 and $84.4, respectively, from exercises of stock options.

The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 amounted to $227.4 and $346.1, respectively, and recognized related tax benefits of $79.6 and $121.1, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $93.5 and $92.8, respectively. During the six months ended June 30, 2006 and 2005, the Company received cash of $232.8 and $279.6, respectively, from exercises of stock options.

During the three and six months ended June 30, 2006, 0.2 and 0.6 shares of common stock, respectively, were purchased under the employee stock purchase plan resulting in compensation cost of $2.5 and $6.4, respectively. During the three and six months ended June 30, 2005, 0.2 and 0.6 shares of common stock were purchased under the employee stock purchase plan resulting in compensation cost of $2.7 and $7.4, respectively.

As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $156.8 and $102.6, respectively, which will be amortized over the weighted-average remaining requisite service period of 12 months and 13 months, respectively.

The Company issues new shares to satisfy share-based awards. As of June 30, 2006, 27.3 shares are available for issuance under the Company’s shareholder-approved stock plans.

5.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Denominator for basic earnings per share – weighted average shares	627.8	610.6	640.1	608.6
Effect of dilutive securities:
Employee and director stock options and non-vested restricted stock awards	14.2	14.2	15.4	14.6

Denominator for diluted earnings per share	642.0	624.8	655.5	623.2

During the three and six months ended June 30, 2006, weighted average shares related to certain stock options of 6.4 and 4.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three and six months ended June 30, 2005.

6.  Income Taxes

During the six months ended June 30, 2005, a refund claim filed by the Company in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 or $0.04 per basic and diluted share was recorded in the six months ended June 30, 2005 related to this claim.

7.  Hedging Activity

Fair Value Hedges

During the three months ended June 30, 2006, the Company entered into two fair value hedges with a total notional value of $440.0. The first hedge is a $240.0 notional amount interest rate swap agreement to receive a fixed 6.800% rate and pay a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $200.0 notional amount interest rate swap agreement to receive a fixed 5.000% rate and pay LIBOR-based floating rate and expires December 15, 2014.

For the three months ended June 30, 2006 and 2005, the Company recognized (expense) income of $(2.7) and $0.3, respectively, from fair value hedges, which were recorded as an increase and reduction of interest expense, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized (expense) income of $(4.4) and $0.7, respectively, from fair value hedges, which were recorded as an increase and reduction of interest expense, respectively.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the three and six months ended June 30, 2006 and 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remain outstanding at June 30, 2006.

During the year ended December 31, 2005, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice merger. These swaps were terminated in January 2006, and the Company paid a net $24.7, the net fair value at the time of termination. In addition, the Company recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the issuance of WellChoice related debt securities in January 2006, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the debt securities.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at June 30, 2006 was $7.4.

8.  Long-Term Debt

On January 10, 2006, the Company issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036, under a shelf registration statement filed with the Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper both used to partially fund the WellChoice merger.

On March 15, 2006, the Company’s Board of Directors authorized an increase in the commercial paper program from $2,000.0 to $2,500.0, the proceeds of which may be used for general corporate purposes.

On June 15, 2006, the Company repaid $450.0 of 6.375% notes, which matured on that date.

9.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$14.2	$14.5	$3.6	$2.3
Interest cost	25.1	19.4	7.8	6.4
Expected return on assets	(36.7)	(25.9)	(0.7)	(0.7)
Recognized actuarial loss	4.2	4.3	0.9	0.2
Amortization of prior service cost	(0.2)	(0.9)	(1.0)	(1.0)

Net periodic benefit cost	$6.6	$11.4	$10.6	$7.2

The components of net periodic benefit cost included in the consolidated statements of income for the six months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$28.2	$29.0	$6.1	$4.6
Interest cost	50.4	38.8	15.6	12.9
Expected return on assets	(72.3)	(51.8)	(1.4)	(1.4)
Recognized actuarial loss	8.4	8.6	2.1	0.4
Amortization of prior service cost	(0.5)	(1.8)	(1.3)	(2.0)
Curtailment gain	(4.6)	–	–	–

Net periodic benefit cost	$9.6	$22.8	$21.1	$14.5

For the year ending December 31, 2006, there are no required contributions needed under ERISA; however, the Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three or six months ended June 30, 2006.

Effective January 1, 2006, the Company curtailed the benefits under the WellPoint Cash Balance Pension Plan (“Plan”), which name changed from the Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006, will not be eligible to participate in the Plan. Certain participants were “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. The Company recorded a curtailment gain of $4.6 during the three months ended March 31, 2006. The Company increased its matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain.

10.  Segment Information

Financial data by reportable segment for the three and six months ended June 30, 2006 and 2005 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended June 30, 2006
Operating revenue from external customers	$13,391.2	$436.2	$114.9	$13,942.3
Intersegment revenues	–	444.2	(444.2)	–
Operating gain (loss)	1,060.6	138.1	(26.6)	1,172.1

Three Months Ended June 30, 2005
Operating revenue from external customers	$10,474.9	$427.2	$84.3	$10,986.4
Intersegment revenues	–	325.4	(325.4)	–
Operating gain (loss)	777.2	99.0	(23.4)	852.8

Six Months Ended June 30, 2006
Operating revenue from external customers	$26,449.1	$876.6	$231.3	$27,557.0
Intersegment revenues	–	858.0	(858.0)	–
Operating gain (loss)	2,096.5	251.7	(40.6)	2,307.6

Six Months Ended June 30, 2005
Operating revenue from external customers	$20,758.0	$861.4	$172.4	$21,791.8
Intersegment revenues	–	642.1	(642.1)	–
Operating gain (loss)	1,633.9	193.4	(70.9)	1,756.4

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Reportable segments operating revenues	$13,942.3	$10,986.4	$27,557.0	$21,791.8
Net investment income	218.5	159.8	430.6	298.5
Net realized (losses) gains on investments	(8.9)	2.8	(16.0)	1.8

Total revenues	$14,151.9	$11,149.0	$27,971.6	$22,092.1

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Reportable segments operating gain	$1,172.1	$852.8	$2,307.6	$1,756.4
Net investment income	218.5	159.8	430.6	298.5
Net realized (losses) gains on investments	(8.9)	2.8	(16.0)	1.8
Interest expense	(103.9)	(58.9)	(197.9)	(112.1)
Amortization of other intangible assets	(74.5)	(59.9)	(148.3)	(119.1)

Income before income tax expense	$1,203.3	$896.6	$2,376.0	$1,825.5

11.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$751.2	$559.4	$1,483.0	$1,171.1
Change in net unrealized (losses) gains on investments	(122.4)	135.0	(173.3)	(16.0)
Change in net unrealized gains (losses) on cash flow hedges	0.1	0.2	(2.6)	–

Comprehensive income	$628.9	$694.6	$1,307.1	$1,155.1

12.  Contingencies

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

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0, of which $135.0 will be paid to physicians and $5.0 will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement is subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. The hearing for final approval was held on December 2, 2005 in Miami, Florida. The Court issued a final order approving the settlement on December 22, 2005, and issued an amended final order approving the settlement on January 4, 2006. An appeal of the settlement has been filed by a physician. Until the appeal is resolved, the Company will not be required to tender the monetary payments included in this Agreement. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0, or $0.10 per diluted share after tax, for the year ended December 31, 2005, which represents the final settlement amount of the Agreement that was not previously accrued.

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

Other Litigation

Prior to WHN’s acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

In various California state courts, the Company is defending a number of individual lawsuits and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name the Company as well as BCC and BC Life & Health Insurance Company (“BCL&H”), both Company subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. In addition, the Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. The parties have agreed to mediation of some of these lawsuits. Additionally, several hospitals have filed suits against BCC and WHN, also in California state courts, for payment of claims denied where the member was rescinded. These lawsuits are currently in the process of moving into arbitration. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s commitment under this contract is approximately $718.6 over a seven year period, of which approximately $594.7 remains at June 30, 2006. The Company has the ability to terminate this agreement with 120 days written notice, subject to certain early termination fees. WellChoice had entered into a similar agreement with IBM in 2002 that expires in 2012. Under this agreement, IBM provides certain technology outsourcing services to WellChoice and is enhancing WellChoice’s systems applications. The remaining future contractual obligations under this agreement amount to approximately $332.6 at June 30, 2006. WellChoice can terminate the agreement or portions of the agreement upon the occurrence of certain events, subject to certain early termination fees.

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

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of June 30, 2006, the Company’s maximum potential liability pursuant to this guarantee was $30.6. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—June 30, 2006 Compared to June 30, 2005

V.	Cost of Care

VI.	Results of Operations—Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

VII.	Results of Operations—Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of June 30, 2006. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended June 30, 2006 was $13.9 billion, an increase of $3.0 billion, or 27% over the three months ended June 30, 2005. Operating revenue for the six months ended June 30, 2006 was $27.6 billion, an increase of $5.8 billion, or 26% over the six months ended June 30, 2005. These increases were primarily driven by the merger with WellChoice, Inc., described in “Significant Transactions” below, as well as premium rate increases across all customer types, administrative fee increases on Large Group and National businesses and Medicare Part D enrollment.

Effective January 1, 2006, we began marketing Medicare Part D Prescription Drug Plans, or Medicare Part D, to eligible Medicare beneficiaries in all 50 states. As of June 30, 2006, we had approximately 1.5 million Medicare Part D members. See also Part II, Item 1A. Risk Factors, for additional information regarding Medicare Part D.

Net income for the three months ended June 30, 2006 was $751.2 million, a 34% increase over the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $1,483.0 million, a 27% increase over the six months ended June 30, 2005. Our fully-diluted earnings per share, or EPS, was $1.17 for the three months ended June 30, 2006, as compared to EPS of $0.90 for the three months ended June 30, 2005. Our EPS was $2.26 for the six months ended June 30, 2006, as compared to EPS of $1.88 for the six months ended June 30, 2005.

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

Our Specialty segment is comprised of businesses providing specialty products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. We ceased underwriting workers compensation business effective December 31, 2005; however, we continue to provide network rental and medical management services to workers compensation carriers.

Our Other segment is comprised of our Medicare processing business, including AdminaStar Federal, United Government Services and Empire Medical Services; Arcus Enterprises, which develops innovative means to promote quality health care, well being and education; intersegment revenue and expense eliminations; and corporate expenses not allocated to our Health Care or Specialty segments.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 and the MD&A included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2006 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2006.

III.	Significant Transactions

Acquisition of WellChoice, Inc.

On December 28, 2005 (December 31, 2005 for accounting purposes), we completed our acquisition of WellChoice, Inc., or WellChoice. The acquisition of WellChoice strengthened our leadership in providing health benefits to National Accounts and provided us with a strategic presence in New York City, the headquarters of more Fortune 500 companies than any other U.S. city. Under the terms of the merger agreement, the stockholders of WellChoice (other than subsidiaries of WellPoint) received consideration of $38.25 in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. In addition, WellChoice stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $6.5 billion.

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2006, we repurchased and retired approximately 48.0 million shares at an average share price of $74.98, for an aggregate cost of $3,600.4 million. On March 15 and May 16, 2006, our Board of Directors authorized increases of $1.0 billion and $1.0 billion, respectively, in our common stock repurchase program, which increased the total authorized common stock repurchases to $4.0 billion. As of

June 30, 2006, $399.6 million remained authorized for future repurchases. Subsequent to June 30, 2006, we repurchased and retired approximately 1.9 million shares for an aggregate cost of approximately $137.0 million, leaving approximately $262.6 million for authorized future repurchases at July 19, 2006. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership—June 30, 2006 Compared to June 30, 2005

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

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain some or all of the financial risk associated with their employees’ health care costs. Some customers choose to purchase stop-loss coverage to limit their retained risk. These customers are reported with our self-funded business.

The following table presents our medical membership by customer type, funding arrangement and geographical region as of June 30, 2006 and 2005. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period. The “comparable basis” membership information for 2005 includes historical data for WellPoint, Inc. and historical data for the former WellChoice, adjusted to eliminate net overlapping BlueCard membership. Comparable basis information for the prior year is presented in order to provide investors with a more meaningful comparison to the current period, due to the December 28, 2005 acquisition of WellChoice.

	June 30		Comparable Basis[1,2] June 30
Medical Membership	2006	2005[1]	2005	Change	% Change
Customer Type	(In thousands)
Large Group	15,959	13,220	16,242	(283)	(2)%
Individual and Small Group	5,651	5,276	5,611	40	1
National Accounts	5,142	3,478	4,716	426	9
BlueCard	4,194	4,000	3,894	300	8

Total National	9,336	7,478	8,610	726	8
Senior	1,246	1,065	1,215	31	3
State Sponsored	1,971	1,804	1,869	102	5

Total medical membership by customer type	34,163	28,843	33,547	616	2

Funding Arrangement[1]
Self-Funded	16,980	14,420	16,238	742	5
Fully-Insured	17,183	14,423	17,309	(126)	(1)

Total medical membership by funding arrangement	34,163	28,843	33,547	616	2

Regional Membership
East	13,779	8,723	13,672	107	1
Central	11,051	10,997	10,871	180	2
West	9,333	9,123	9,004	329	4

Total medical membership by region	34,163	28,843	33,547	616	2

Specialty Metrics
PBM prescription volume[3]	96,919	84,437	84,437	12,482	15
Behavioral health membership	15,938	12,528	12,528	3,410	27
Life and disability membership	5,964	5,797	5,797	167	3
Dental membership	5,258	5,271	5,534	(276)	(5)
Vision membership	940	789	789	151	19
Medicare Part D membership[4]	1,527	–	–	1,527	–

[1]	Membership data for 2005 has been reclassified to conform to the current presentation. Our reclassifications for minimum premium amendments to fully-insured contracts resulted in an increase in self-funded membership and a corresponding decrease in fully-insured membership, with no impact on total membership.
[2]	“Comparable Basis” data for 2005 was calculated by adding historical data for WellPoint to historical data for the former WellChoice, and adjusting to eliminate net overlapping BlueCard host membership.
[3]	Represents prescription volume for mail order and retail prescriptions for the three months ended June 30, 2006 and 2005.
[4]	Effective January 1, 2006, the Company began marketing Medicare Part D to eligible Medicare beneficiaries in all 50 states. Certain of our Medicare Part D members are also Senior medical members.

During the twelve months ended June 30, 2006, total comparable medical membership increased approximately 616,000, or 2%, primarily due to increases in our National Accounts, BlueCard and State Sponsored businesses partially offset by the loss of 315,000 Large Group state of Georgia PPO members. Self-funded comparable medical membership increased 742,000, or 5%, primarily due to increases in our BlueCard, and National Accounts businesses and shifts in the mix of business from fully insured to self-funded, partially offset by the loss of the state of Georgia PPO contract noted above. Fully-insured comparable membership decreased by 126,000, or 1%, primarily due to shifts in the mix of business from fully-insured to self-funded.

Comparable BlueCard membership increased 300,000, or 8%, during the twelve months ended June 30, 2006, due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas. Comparable Large Group membership decreased 283,000, or 2%, due to the loss of the state of Georgia PPO contract partially offset by new sales. Comparable National Accounts membership increased 426,000, or 9%, primarily due to success in attracting new customers as they recognize the value of the BCBS networks and discounts. Comparable ISG membership increased 40,000, or 1%, primarily due to the introduction of new, more affordable product designs and an overall increase in consumer awareness of our wide variety of quality products and services, as well as efforts to market products to the uninsured.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies increased by 12,482,000, or 15%, during the three months ended June 30, 2006, primarily due to growth in both our retail and our mail order operations driven by the addition of Medicare Part D. Behavioral health comparable membership increased 3,410,000, or 27%, during the twelve months ended June 30, 2006 primarily due to the conversion of approximately 1.9 million members from an outside vendor to internally provided services.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended June 30, 2006 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the acquisition of WellChoice, cost of care information as discussed below is presented as if WellPoint and WellChoice were combined for all of 2005. Accordingly, cost of care reported previously for WellPoint is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends in the second quarter of 2006, we believe our 2006 medical cost of care trend estimate of less than 8% is appropriate.

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

Pharmacy benefit cost trend, which had been declining for several quarters, remained unchanged. However, pharmacy unit cost (cost per prescription) trend was flat as a result of an increase in generic usage rates, benefit plan design changes, improved pharmaceutical contracting resulting from the merger with WellPoint Health

Networks Inc., or WHN, the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends effective July 1, 2005. Offsetting these increases in pharmacy unit costs, pharmacy utilization trend decreased slightly.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We recently announced the launch of 360º Health, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource that assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. In addition, we are expanding our specialty pharmacy programs and continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.	Results of Operations—Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Our consolidated results of operations for the three months ended June 30, 2006 and 2005 are as follows:

					Comparable Basis[1,2]
	Three Months Ended June 30		% Change		Three Months Ended June 30, 2005	$ Change	% Change
(In millions, except per share data)	2006	2005
Premiums	$12,918.8	$10,196.8	27%		$11,683.4	$1,235.4	11%
Administrative fees	877.1	664.2	32		807.9	69.2	9
Other revenue	146.4	125.4	17		125.3	21.1	17

Total operating revenue	13,942.3	10,986.4	27		12,616.6	1,325.7	11
Net investment income	218.5	159.8	37		179.9	38.6	NM3
Net realized (losses) gains on investments	(8.9)	2.8	NM3		5.8	(14.7)	NM3

Total revenues	14,151.9	11,149.0	27		12,802.3	1,349.6	NM3
Benefit expense	10,492.3	8,229.6	27		9,497.1	995.2	10
Selling, general and administrative expense:
Selling expense	413.2	367.6	12		386.6	26.6	7
General and administrative expense	1,778.9	1,465.3	21		1,713.3	65.6	4

Total selling, general and administrative expense	2,192.1	1,832.9	20		2,099.9	92.2	4
Cost of drugs	85.8	71.1	21		71.1	NM3	NM3
Interest expense	103.9	58.9	76		58.9	NM3	NM3
Amortization of other intangible assets	74.5	59.9	24		59.9	NM3	NM3

Total expenses	12,948.6	10,252.4	26		11,786.9	NM3	NM3

Income before income tax expense	1,203.3	896.6	34		1,015.4	NM3	NM3

Income tax expense	452.1	337.2	34		381.4	NM3	NM3

Net income	$751.2	$559.4	34		$634.0	NM3	NM3

Average diluted shares outstanding	642.0	624.8	3%		NM3	NM3	NM3
Diluted net income per share	$1.17	$0.90	30%		NM3	NM3	NM3
Benefit expense ratio[4]	81.2%	80.7%	50	bp5	81.3%		(10	)bp5
Selling, general and administrative expense ratio[6]	15.7%	16.7%	(100	)bp5	16.6%		(90	)bp5
Income before income taxes as a percentage of total revenue	8.5%	8.0%	50	bp5	NM3		NM3
Net income as a percentage of total revenue	5.3%	5.0%	30	bp5	NM3		NM3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See below for discussion of “comparable basis” information.

[2]	For certain line items impacted by the acquisition by WellPoint, Inc. of WellChoice, Inc., comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.
[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

We discuss our operations using “comparable basis” information, which is presented to provide a more meaningful prior-year comparison to the current year, due to our December 28, 2005 acquisition of WellChoice. Comparable basis information is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint had the acquisition been completed as of January 1, 2005. Comparable basis information for the three months ended June 30, 2005 was calculated by adding the reclassified historical statements of income for WellPoint and WellChoice and includes no intercompany eliminations or pro forma adjustments.

	Three Months Ended June 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Premiums	$10,332.9	$(136.1)	$10,196.8	$1,491.1	$(4.5)	$1,486.6	$11,683.4
Administrative fees	667.8	(3.6)	664.2	139.8	3.9	143.7	807.9
Other revenue (expense)	135.9	(10.5)	125.4	(0.1)	–	(0.1)	125.3

Total operating revenue	11,136.6	(150.2)	10,986.4	1,630.8	(0.6)	1,630.2	12,616.6
Net investment income	159.8	–	159.8	20.1	–	20.1	179.9
Net realized gains on investments	2.8	–	2.8	3.0	–	3.0	5.8

Total revenues	11,299.2	(150.2)	11,149.0	1,653.9	(0.6)	1,653.3	12,802.3
Benefit expense	8,379.8	(150.2)	8,229.6	1,283.2	(15.7)	1,267.5	9,497.1
Selling, general and administrative expense:
Selling expense	367.6	–	367.6	–	19.0	19.0	386.6
General and administrative expense	1,465.3	–	1,465.3	251.9	(3.9)	248.0	1,713.3

Total selling, general and administrative expense	1,832.9	–	1,832.9	251.9	15.1	267.0	2,099.9
Cost of drugs	71.1	–	71.1	–	–	–	71.1
Interest expense	58.9	–	58.9	–	–	–	58.9
Amortization of other intangible assets	59.9	–	59.9	–	–	–	59.9

Total expenses	10,402.6	(150.2)	10,252.4	1,535.1	(0.6)	1,534.5	11,786.9

Income before income tax expense	896.6	–	896.6	118.8	–	118.8	1,015.4

Income tax expense	337.2	–	337.2	44.2	–	44.2	381.4

Net income	$559.4	$–	$559.4	$74.6	$–	$74.6	$634.0

Benefit expense ratio[2]	81.1%		80.7%	86.1%		85.3%	81.3%
Selling, general and administrative expense ratio[3]	16.5%		16.7%	15.4%		16.4%	16.6%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Three Months Ended June 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Operating Revenue
Health Care	$10,663.8	$(188.9)	$10,474.9	$–	$1,589.3	$1,589.3	$12,064.2
Specialty	695.9	56.7	752.6	–	7.7	7.7	760.3
Other	(223.1)	(18.0)	(241.1)	–	33.2	33.2	(207.9)
Commercial Managed Care	–	–	–	1,402.7	(1,402.7)	–	–
Other Insurance Products and Services	–	–	–	228.1	(228.1)	–	–

Total operating revenue	$11,136.6	$(150.2)	$10,986.4	$1,630.8	$(0.6)	$1,630.2	$12,616.6

Operating Gain (Loss)[2]
Health Care	$785.6	$(8.4)	$777.2	$–	$97.7	$97.7	$874.9
Specialty	92.1	6.9	99.0	–	(0.1)	(0.1)	98.9
Other	(24.9)	1.5	(23.4)	–	(1.9)	(1.9)	(25.3)
Commercial Managed Care	–	–	–	60.4	(60.4)	–	–
Other Insurance Products and Services	–	–	–	35.3	(35.3)	–	–

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	We use operating gain (loss) to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain (loss) is defined as operating revenue less benefit expense, selling expense, general and administrative expense and cost of drugs.

Premiums increased $2.7 billion, or 27%, to $12.9 billion in 2006. On a comparable basis, premiums increased $1.2 billion, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Administrative fees increased $212.9 million, or 32%, to $877.1 million in 2006. On a comparable basis, administrative fees increased $69.2 million, or 9%, primarily due to rate increases in Large Group and National, and self-funded membership growth in National Accounts, including BlueCard. These membership gains are driven by successful efforts to attract large self-funded accounts attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $21.0 million, or 17%, to $146.4 million in 2006. On a comparable basis, other revenue increased $21.1 million, or 17%, due to revenue generated by growth in mail-order prescription revenue from both our Health Care segment and third parties. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $58.7 million, or 37%, to $218.5 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, growth in invested assets from reinvestment of cash generated from operations, and higher interest rates. This growth was partially offset due to the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the three months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30
	2006	2005	$ Change
	(In millions)
Net realized (losses) gains from the sale of fixed maturity securities	$(35.1)	$8.6	$(43.7)
Net realized gains (losses) from the sale of equity securities	50.2	(3.0)	53.2
Other-than-temporary impairments – credit related	(5.2)	(3.9)	(1.3)
Other-than-temporary impairments – interest rate related	(19.6)	–	(19.6)
Other realized gains	0.8	1.1	(0.3)

Net realized (losses) gains	$(8.9)	$2.8	$(11.7)

Subsequent to the acquisition of WellChoice, during 2006, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. Due to the increasing interest rate environment, the majority of the sales of fixed maturity securities resulted in realized losses. For equity securities, our 2006 sales to restructure the merged portfolios primarily resulted in realized gains.

Benefit expense increased $2.3 billion, or 27%, to $10.5 billion in 2006. On a comparable basis, benefit expense increased $995.2 million, or 10%, primarily due to increased cost of care, which was driven by higher costs in inpatient and outpatient services, the addition of the New York State prescription drug contract, and benefit expense for our Medicare Part D products.

On a comparable basis, our benefit expense ratio decreased ten basis points to 81.2% in 2006. This decrease is driven by the non-recurrence of $35.0 million of benefit expense recorded in the second quarter of 2005 related to the multi-district litigation settlement agreement, or MDL settlement agreement, discussed in Note 12 to our unaudited consolidated financial statements for the six months ended June 30, 2006 included in this Quarterly Report on Form 10-Q. Excluding the impact of the cost incurred related to the MDL settlement agreement in 2005, our benefit expense ratio increased by 20 basis points driven mainly by the addition of the New York State prescription drug contract and Medicare Part D, both of which have a higher benefit expense ratio.

Selling, general and administrative expense increased $359.2 million, or 20%, to $2.2 billion in 2006. On a comparable basis, selling, general and administrative expense increased $92.2 million, or 4%. Selling, general and administrative expense in 2005 includes $68.0 million of expenses related to the MDL settlement agreement. Excluding these MDL settlement agreement expenses in 2005, the increase in selling, general and administrative expense was $160.2 million, primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business; stock option expense due to our adoption of FAS 123R effective January 1, 2006; and costs associated with Medicare Part D.

On a comparable basis, our selling, general and administrative expense ratio decreased 90 basis points to 15.7% in 2006. This decrease is primarily driven by the non-recurrence of $68.0 million of expense recorded in 2005 related to the MDL settlement agreement. Excluding the impact of the cost incurred related to the MDL settlement agreement in 2005, our selling, general and administrative expense ratio decreased by 40 basis points despite the expense increases noted above, primarily due to growth in premium income as noted above.

Cost of drugs increased $14.7 million, or 21%, to $85.8 million in 2006, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $45.0 million, or 76%, to $103.9 million in 2006, primarily due to additional interest expense on the debt incurred in conjunction with the acquisition of WellChoice.

Amortization of other intangible assets increased $14.6 million, or 24%, to $74.5 million in 2006, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the acquisition of WellChoice.

Income tax expense increased $114.9 million, or 34%, to $452.1 million in 2006. The effective tax rate in 2006 and 2005 was 37.6%.

Our net income as a percentage of total revenue increased 30 basis points, from 5.0% in 2005 to 5.3% in 2006. The increase in this metric reflects a combination of all factors discussed above. Excluding the expense related to the MDL settlement agreement, the 2005 net income as a percentage of total revenue would have been 5.6%, a 30 basis point decrease in 2006 primarily due to a business mix shift, including the addition of lower margin governmental business and the impact of stock option expense following the adoption of FAS 123R in 2006.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Our reportable segments are Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 10 to our unaudited consolidated financial statements for the six months ended June 30, 2006 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended June 30, 2006 and 2005 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended June 30, 2006 and 2005 are as follows:

					Comparable Basis
	Three Months Ended June 30		% Change		Three Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue	$13,391.2	$10,474.9	28%		$12,064.2	$1,327.0	11%
Operating gain	$1,060.6	$777.2	36%		$874.9	$185.7	21%
Operating margin	7.9%	7.4%	50	bp	7.3%		60	bp

Operating revenue increased $2.9 billion, or 28%, to $13.4 billion in 2006. On a comparable basis, operating revenue increased $1.3 billion, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Operating gain increased $283.4 million, or 36%, to $1.1 billion in 2006. On a comparable basis, operating gain increased $185.7 million, or 21%, primarily due to the non-recurrence of $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005, as well as disciplined pricing across all lines of business and continued expense control.

The operating margin in 2006 was 7.9%, a 60 basis point increase on a comparable basis. The comparable basis operating margin in 2005 was adversely impacted by $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005. Excluding the impact of the MDL settlement agreement in 2005, the 2005 comparable basis operating margin would have been 8.1%, a 20 basis point decrease in 2006 primarily due to a business mix shift, including the addition of lower margin governmental business and the impact of stock option expense following the adoption of FAS 123R in 2006.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended June 30, 2006 and 2005 are as follows:

					Comparable Basis
	Three Months Ended June 30		% Change		Three Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue	$880.4	$752.6	17%		$760.3	$120.1	16%
Operating gain	$138.1	$99.0	39%		$98.9	$39.2	40%
Operating margin	15.7%	13.2%	250	bp	13.0%		270	bp

Operating revenue increased $127.8 million, or 17%, to $880.4 million in 2006. On a comparable basis, operating revenue increased $120.1 million, or 16%, primarily due to increased retail prescription volume driven by the addition of Medicare Part D, as well as an increase in our Specialty Rx business.

Operating gain increased $39.1 million, or 39%, to $138.1 million in 2006. On a comparable basis, operating gain increased $39.2 million, or 40%, primarily due to a change in estimate in noncurrent reserves for future policy benefits following the change of experience factors for waiver of premium reserves based on the recently released group term life mortality study, partially offset by the sale of our workers compensation business on December 31, 2005. In addition, we continue to see positive growth in our ongoing specialty operations.

Other

Our summarized results of operations for our Other segment for the three months ended June 30, 2006 and 2005 are as follows:

				Comparable Basis
	Three Months Ended June 30		% Change	Three Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue from external customers	$114.9	$84.3	36%	$117.5	$(2.6)	(2)%
Elimination of intersegment revenue	(444.2)	(325.4)	(37)%	(325.4)	(118.8)	(37)%

Total operating revenue	$(329.3)	$(241.1)	(37)%	$(207.9)	$(121.4)	(58)%

Operating loss	$(26.6)	$(23.4)	(14)%	$(25.3)	$(1.3)	(5)%

Operating revenue from external customers increased $30.6 million to $114.9 million in 2006. On a comparable basis, operating revenue from external customers decreased $2.6 million, or 2%. On both a reported and comparable basis, the elimination of intersegment revenue increased $118.8 million or 37% in 2006, reflecting additional sales by our Specialty segment’s PBM companies of Medicare Part D and Specialty Rx products to our Health Care segment.

Operating loss increased $3.2 million to $26.6 million in 2006. On a comparable basis, operating loss increased $1.3 million, or 5%. Operating loss for the Other segment is primarily driven by retention bonuses related to our acquisitions, as well as shared service expenses that are not allocated to our Health Care and Specialty segments.

VII.	Results of Operations—Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Our consolidated results of operations for the six months ended June 30, 2006 and 2005 are as follows:

					Comparable Basis[1,2]
	Six Months Ended June 30		% Change		Six Months Ended June 30, 2005	$ Change	% Change
(In millions, except per share data)	2006	2005
Premiums	$25,497.7	$20,212.7	26%		$23,064.8	$2,432.9	11
Administrative fees	1,761.1	1,324.9	33		1,628.5	132.6	8
Other revenue	298.2	254.2	17		254.0	44.2	17

Total operating revenue	27,557.0	21,791.8	26		24,947.3	2,609.7	10
Net investment income	430.6	298.5	44		336.4	94.2	NM3
Net realized (losses) gains on investments	(16.0)	1.8	NM3		5.4	(21.4)	NM3

Total revenues	27,971.6	22,092.1	27		25,289.1	2,682.5	NM3
Benefit expense	20,723.1	16,328.7	27		18,777.1	1,946.0	10
Selling, general and administrative expense:
Selling expense	814.6	727.1	12		763.3	51.3	7
General and administrative expense	3,550.1	2,834.9	25		3,314.2	235.9	7

Total selling, general and administrative expense	4,364.7	3,562.0	23		4,077.5	287.2	7
Cost of drugs	161.6	144.7	12		144.7	NM3	NM3
Interest expense	197.9	112.1	77		112.1	NM3	NM3
Amortization of other intangible assets	148.3	119.1	25		119.1	NM3	NM3

Total expenses	25,595.6	20,266.6	26		23,230.5	NM3	NM3

Income before income tax expense	2,376.0	1,825.5	30		2,058.6	NM3	NM3

Income tax expense	893.0	654.4	36		742.0	NM3	NM3

Net income	$1,483.0	$1,171.1	27		$1,316.6	NM3	NM3

Average diluted shares outstanding	655.5	623.2	5%		NM3	NM3	NM3
Diluted net income per share	$2.26	$1.88	20%		NM3	NM3	NM3
Benefit expense ratio[4]	81.3%	80.8%	50	bp5	81.4%		(10	)bp5
Selling, general and administrative expense ratio[6]	15.8%	16.3%	(50	)bp5	16.3%		(50	)bp5
Income before income taxes as a percentage of total revenue	8.5%	8.3%	20	bp5	NM3		NM3
Net income as a percentage of total revenue	5.3%	5.3%	–		NM3		NM3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See below for discussion of “comparable basis” information.
[2]	For certain line items impacted by the acquisition by WellPoint, Inc. of WellChoice, Inc., comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.
[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

We discuss our operations using “comparable basis” information, which is presented to provide a more meaningful prior-year comparison to the current year, due to our December 28, 2005 acquisition of WellChoice. Comparable basis information is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint had the acquisition been completed as of January 1, 2005. Comparable basis information for the six months ended June 30, 2005 was calculated by adding the reclassified historical statements of income for WellPoint and WellChoice and includes no intercompany eliminations or pro forma adjustments.

	Six Months Ended June 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Premiums	$20,491.7	$(279.0)	$20,212.7	$2,876.2	$(24.1)	$2,852.1	$23,064.8
Administrative fees	1,332.0	(7.1)	1,324.9	281.1	22.5	303.6	1,628.5
Other revenue (expense)	275.1	(20.9)	254.2	(0.2)	–	(0.2)	254.0

Total operating revenue	22,098.8	(307.0)	21,791.8	3,157.1	(1.6)	3,155.5	24,947.3
Net investment income	298.5	–	298.5	37.9	–	37.9	336.4
Net realized gains on investments	1.8	–	1.8	3.6	–	3.6	5.4

Total revenues	22,399.1	(307.0)	22,092.1	3,198.6	(1.6)	3,197.0	25,289.1
Benefit expense	16,635.7	(307.0)	16,328.7	2,480.5	(32.1)	2,448.4	18,777.1
Selling, general and administrative expense:
Selling expense	727.1	–	727.1	–	36.2	36.2	763.3
General and administrative expense	2,834.9	–	2,834.9	485.0	(5.7)	479.3	3,314.2

Total selling, general and administrative expense	3,562.0	–	3,562.0	485.0	30.5	515.5	4,077.5
Cost of drugs	144.7	–	144.7	–	–	–	144.7
Interest expense	112.1	–	112.1	–	–	–	112.1
Amortization of other intangible assets	119.1	–	119.1	–	–	–	119.1

Total expenses	20,573.6	(307.0)	20,266.6	2,965.5	(1.6)	2,963.9	23,230.5

Income before income tax expense	1,825.5	–	1,825.5	233.1	–	233.1	2,058.6

Income tax expense	654.4	–	654.4	87.6	–	87.6	742.0

Net income	$1,171.1	$–	$1,171.1	$145.5	$–	$145.5	$1,316.6

Benefit expense ratio[2]	81.2%		80.8%	86.2%		85.8%	81.4%
Selling, general and administrative expense ratio[3]	16.1%		16.3%	15.4%		16.3%	16.3%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Six Months Ended June 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Operating Revenue
Health Care	$21,140.2	$(382.2)	$20,758.0	$–	$3,072.3	$3,072.3	$23,830.3
Specialty	1,391.3	112.2	1,503.5	–	16.0	16.0	1,519.5
Other	(432.7)	(37.0)	(469.7)	–	67.2	67.2	(402.5)
Commercial Managed Care	–	–	–	2,702.5	(2,702.5)	–	–
Other Insurance Products and Services	–	–	–	454.6	(454.6)	–	–

Total operating revenue	$22,098.8	$(307.0)	$21,791.8	$3,157.1	$(1.6)	$3,155.5	$24,947.3

Operating Gain (Loss)[2]
Health Care	$1,646.2	$(12.3)	$1,633.9	$–	$194.7	$194.7	$1,828.6
Specialty	183.8	9.6	193.4	–	0.5	0.5	193.9
Other	(73.6)	2.7	(70.9)	–	(3.6)	(3.6)	(74.5)
Commercial Managed Care	–	–	–	146.0	(146.0)	–	–
Other Insurance Products and Services	–	–	–	45.6	(45.6)	–	–

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	We use operating gain (loss) to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain (loss) is defined as operating revenue less benefit expense, selling expense, general and administrative expense and cost of drugs.

Premiums increased $5.3 billion, or 26%, to $25.5 billion in 2006. On a comparable basis, premiums increased $2.4 billion, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Administrative fees increased $436.2 million, or 33%, to $1,761.1 million in 2006. On a comparable basis, administrative fees increased $132.6 million, or 8%, primarily due to rate increases in Large Group and National, and self-funded membership growth in National Accounts, including BlueCard. These membership gains are driven by successful efforts to attract large self-funded accounts attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order drugs by our PBM companies, which provides services to members of our Health Care segment and third party clients. Other revenue increased $44.0 million, or 17%, to $298.2 million in 2006. On a comparable basis, other revenue increased $44.2 million, or 17%, primarily due to revenue generated by growth in mail-order prescription revenue from both our Health Care segment and third parties. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $132.1 million, or 44%, to $430.6 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, growth in invested assets from reinvestment of cash generated from operations, and higher interest rates. This growth was partially offset due to the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30
	2006	2005	$ Change
	(In millions)
Net realized (losses) gains from the sale of fixed maturity securities	$(59.7)	$6.5	$(66.2)
Net realized gains (losses) from the sale of equity securities	71.6	(2.6)	74.2
Other-than-temporary impairments – credit related	(10.9)	(4.0)	(6.9)
Other-than-temporary impairments – interest rate related	(23.1)	–	(23.1)
Other realized gains	6.1	1.9	4.2

Net realized (losses) gains	$(16.0)	$1.8	$(17.8)

Subsequent to the acquisition of WellChoice, during 2006, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. Due to the increasing interest rate environment, the majority of the sales of fixed maturity securities resulted in realized losses. For equity securities, our 2006 sales to restructure the merged portfolios primarily resulted in realized gains.

Benefit expense increased $4.4 billion, or 27%, to $20.7 billion in 2006. On a comparable basis, benefit expense increased $1.9 billion, or 10%, primarily due to increased cost of care, which was driven by higher costs in inpatient and outpatient services, the addition of the New York State prescription drug contract, and benefit expense for our Medicare Part D products.

On a comparable basis, our benefit expense ratio decreased ten basis points to 81.3% in 2006. This decrease is driven by the non-recurrence of $35.0 million of benefit expense recorded in the second quarter of 2005 related to the MDL settlement agreement. Excluding the impact of the cost incurred related to the MDL settlement agreement in 2005, our benefit expense ratio remained unchanged in 2006 despite the factors noted above, primarily due to disciplined pricing and moderating cost of care trends.

Selling, general and administrative expense increased $802.7 million, or 23%, to $4.4 billion in 2006. On a comparable basis, selling, general and administrative expense increased $287.2 million, or 7%. Selling, general and administrative expense in 2005 includes charges of $68.0 million related to the MDL settlement agreement. Excluding these settlement charges in 2005, the increase in selling, general and administrative expense of $355.2 million is primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business; stock option expense due to our adoption of FAS 123R effective January 1, 2006; and costs associated with Medicare Part D.

On a comparable basis, our selling, general and administrative expense ratio decreased 50 basis points to 15.8% in 2006. This decrease is partially driven by the non-recurrence of $68.0 million of expense recorded in 2005 related to the MDL settlement agreement. Excluding the impact of the cost incurred related to the MDL settlement agreement in 2005, our selling, general and administrative expense ratio decreased by 30 basis points despite the factors noted above, primarily due to growth in premium income.

Cost of drugs increased $16.9 million, or 12%, to $161.6 million in 2006, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $85.8 million, or 77%, to $197.9 million in 2006, primarily due to additional interest expense on the debt incurred in conjunction with the acquisition of WellChoice.

Amortization of other intangible assets increased $29.2 million, or 25%, to $148.3 million in 2006, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the acquisition of WellChoice.

Income tax expense increased $238.6 million, or 36%, to $893.0 million in 2006. The effective tax rate increased by 180 basis points to 37.6% in 2006 compared with 35.8% in 2005. Included in 2005 was $28.4 million in tax benefits associated with a refund claim recognizing the deductibility of capital losses on the sale of certain subsidiaries that occurred in prior years.

Our net income as a percentage of total revenue in 2006 remained unchanged from 2005 at 5.3%. The result of this metric reflects a combination of all factors discussed above. Excluding the expense related to the MDL settlement agreement, the 2005 net income as a percentage of total revenue would have been 5.6%, resulting in a 30 basis point decrease in 2006, primarily due to a business mix shift including the addition of lower margin governmental business and the impact of stock option expense following the adoption of FAS 123R in 2006.

The discussions of segment results for the six months ended June 30, 2006 and 2005 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the six months ended June 30, 2006 and 2005 are as follows:

				Comparable Basis
	Six Months Ended June 30		% Change	Six Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue	$26,449.1	$20,758.0	27%	$23,830.3	$2,618.8	11%
Operating gain	$2,096.5	$1,633.9	28%	$1,828.6	$267.9	15%
Operating margin	7.9%	7.9%	–	7.7%		20	bp

Operating revenue increased $5.7 billion, or 27%, to $26.4 billion in 2006. On a comparable basis, operating revenue increased $2.6 billion, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Operating gain increased $462.6 million, or 28%, to $2.1 billion in 2006. On a comparable basis, operating gain increased $267.9 million, or 15%, primarily due to the non-recurrence of $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005, as well as disciplined pricing across all lines of business and continued expense control.

The operating margin in 2006 was 7.9%, a 20 basis point increase on a comparable basis. The comparable basis operating margin in 2005 was adversely impacted by $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005. Excluding the impact of the MDL settlement agreement in 2005, the 2005 comparable basis operating margin would have been 8.1%, a 20 basis point decrease in the current period, primarily due to a business mix shift, including the addition of lower margin governmental business and the impact of stock option expense following the adoption of FAS 123R in 2006.

Specialty

Our Specialty segment’s summarized results of operations for the six months ended June 30, 2006 and 2005 are as follows:

					Comparable Basis
	Six Months Ended June 30		% Change		Six Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue	$1,734.6	$1,503.5	15%		$1,519.5	$215.1	14%
Operating gain	$251.7	$193.4	30%		$193.9	$57.8	30%
Operating margin	14.5%	12.9%	160	bp	12.8%		170	bp

Operating revenue increased $231.1 million, or 15%, to $1.7 billion in 2006. On a comparable basis, operating revenue increased $215.1 million, or 14%, primarily due to increased retail prescription volume driven by the addition of Medicare Part D, as well as an increase in our Specialty Rx business.

Operating gain increased $58.3 million, or 30%, to $251.7 million in 2006. On a comparable basis, operating gain increased $57.8 million, or 30%, primarily due to a change in estimate in noncurrent reserves for future policy benefits following the change of experience factors for waiver of premium reserves based on the recently released group term life mortality study and higher prescription volume due to the addition of Medicare Part D, partially offset by the sale of our workers compensation business on December 31, 2005. In addition, we continue to see positive growth in our ongoing specialty operations.

Other

Our summarized results of operations for our Other segment for the six months ended June 30, 2006 and 2005 are as follows:

				Comparable Basis
	Six Months Ended June 30		% Change	Six Months Ended June 30, 2005	$ Change	% Change
	2006	2005
	(In millions)
Operating revenue from external customers	$231.3	$172.4	34%	$239.6	$(8.3)	(3)%
Elimination of intersegment revenue	(858.0)	(642.1)	(34)%	(642.1)	(215.9)	(34)%

Total operating revenue	$(626.7)	$(469.7)	(33)%	$(402.5)	$(224.2)	(56)%

Operating loss	$(40.6)	$(70.9)	43%	$(74.5)	$33.9	46%

Operating revenue from external customers increased $58.9 million to $231.3 million in 2006. On a comparable basis, operating revenue from external customers decreased $8.3 million, or 3%. On both a reported and comparable basis, the elimination of intersegment revenue increased $215.9 million or 34% in 2006, reflecting additional sales by our PBM companies of Medicare Part D and Specialty Rx products to our Health Care segment.

Operating loss decreased $30.3 million to $40.6 million in 2006. On a comparable basis, operating loss decreased $33.9 million, or 46%, primarily due to current year allocation of expenses to the Health Care and Specialty segments. In addition, operating loss decreased due to lower compensation expenses related to retention bonuses associated with the merger between the former Anthem, Inc. and the former WellPoint Health Networks Inc.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2006, this liability was $5,162.6 million and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $5,007.9 million of our total medical claims liability as of June 30, 2006; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $154.7 million, of the total medical claims liability as of June 30, 2006. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 3% of our total medical claims liability, due to timing of when claim payments are made.

Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in aggregate employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison of prior year, the methods and assumptions are not changed as reserves are recalculated, rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods.

Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is accurate and will not fluctuate significantly with future development.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of June 30, 2006 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At June 30, 2006, the variability in months three to five was estimated to be between 40 and 60 basis points, while months six through twelve have much lower variability ranging from 10 to 20 basis points.

Over the period from December 31, 2005 to June 30, 2006, completion factors have increased. With consideration of claim payments through June 30, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period have developed higher than those used at December 31, 2005, primarily because we are receiving claims information from our providers more timely as a result of increased electronic submissions. This resulted in approximately $88.2 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the six months ended June 30, 2006. This continued increase has been taken into consideration when determining the completion factors used in establishing the June 30, 2006 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $96.0 million, in the June 30, 2006 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2004 to December 31, 2005, completion factors increased. With consideration of claims payment through December 31, 2005, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2004 valuation period have developed higher than those used at December 31, 2004, primarily because we are receiving claims information from our providers more timely as a result of increased electronic submissions. This resulted in approximately $194.3 million of redundancy in the December 31, 2004 estimate and included in the statement of income for the year ended December 31, 2005. In 2003, results presented represent the former Anthem, Inc. on a stand alone basis. Due to the acquisition of WHN at the end of 2004, these periods are not on a comparable basis. Therefore, changes in assumptions from 2003 to 2004 are not meaningful in comparing these periods.

The other major assumption used in the establishment of the June 30, 2006 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At June 30, 2006, there was a 760 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 10%, or approximately $531.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at June 30, 2006. As we look at the year-over-year claim trend for the prior period (May and June 2005) compared to the current period (May and June 2006), the trend used in our reserve models have increased slightly. However, claim trends observed as of December 31, 2005 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2005. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the six months ended June 30, 2006, resulted in approximately $468.5 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the six months ended June 30, 2006.

Over the period from 2004 to 2005, claim trends declined. Claim trends observed based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2004. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2004 medical claims payable, and the trend observed based upon subsequent claims runout, resulted in approximately $450.6 million of redundancy in the December 31, 2004 estimate and included in the statement of income for the year ended December 31, 2005. In general, the trend factors used in our reserve models at June 30, 2006 are comparable to those used in recent periods.

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

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2006 and 2005 and the years ended December 31, 2005, 2004 and 2003 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2006	2005	2005	2004	2003
	(In millions)
Gross medical claims payable, beginning of period	$4,853.4	$4,134.0	$4,134.0	$1,836.0	$1,797.3
Ceded medical claims payable, beginning of period	(27.7)	(31.9)	(31.9)	(8.7)	(2.8)

Net medical claims payable, beginning of period	4,825.7	4,102.1	4,102.1	1,827.3	1,794.5

Business combinations and purchase adjustments	(6.4)	–	784.5	2,331.0	(20.6)
Net incurred medical claims:
Current year	21,156.8	16,671.0	32,865.6	15,344.9	12,316.7
Prior years (redundancies)	(556.7)	(571.0)	(644.9)	(171.9)	(225.9)

Total net incurred medical claims	20,600.1	16,100.0	32,220.7	15,173.0	12,090.8

Net payments attributable to:
Current year medical claims	16,534.4	12,934.0	28,997.1	12,453.2	10,546.5
Prior years medical claims	3,752.1	3,083.1	3,284.5	2,776.0	1,490.9

Total net payments	20,286.5	16,017.1	32,281.6	15,229.2	12,037.4

Net medical claims payable, end of period	5,132.9	4,185.0	4,825.7	4,102.1	1,827.3
Ceded medical claims payable, end of period	29.7	36.5	27.7	31.9	8.7

Gross medical claims payable, end of period	$5,162.6	$4,221.5	$4,853.4	$4,134.0	$1,836.0

Current year medical claims paid as a percent of current year net incurred medical claims	78.2%	77.6%	88.2%	81.2%	85.6%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	13.0%	16.2%	18.7%	10.4%	14.4%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.7%	3.7%	4.2%	1.4%	2.3%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $556.7 million shown above for the six months ended June 30, 2006 represents an estimate based on paid claim activity from January 1, 2006 to June 30, 2006, and may not be indicative of the expected prior year experience for the year ending December 31, 2006. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 86%, of the $556.7 million redundancy relates to claims incurred in calendar year 2005, with the remaining 14% related to claims incurred in 2004 and prior.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.2% for 2005, 81.2% for 2004, and 85.6% for 2003. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,057.7 million, current year net incurred medical claims would have been $13,835.1 million and the adjusted ratio would have been approximately 87.2% for 2004. Comparison of the 2005 ratio of 88.2%, the adjusted 2004 ratio of 87.2% and the 2003 ratio of 85.6% indicate that we are paying claims faster. The increase is primarily attributable to improved processes and our provider networks submitting claims information to us more timely as a result of increased electronic submissions. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. Review of the six-month periods presented above shows that as of June 30, 2006, 78.2% of current year net incurred medical claims had been paid in the period incurred, as compared to 77.6% for the same period in 2005.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 18.7% for 2005, 10.4% for 2004 and 14.4% for 2003. As discussed previously, the 830 basis point increase in this metric for 2005 was caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior period. This ratio was 13.0% for the six months ended June 30, 2006 and 16.2% for the six months ended June 30, 2005. The 320 basis point decrease over the two periods results from actual completion factors and claims trends differing from the assumptions used.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. This metric was 4.2% for 2005, 1.4% for 2004 and 2.3% for 2003. This ratio is calculated using the redundancy of $644.9 million, shown above, which represents an estimate based on paid claim activity from January 1, 2005 to December 31, 2005. The 2005 ratio is impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004 estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005. The 2.3% ratio for 2003 was impacted by having only five months of net incurred medical claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, the ratio would have been approximately 2.0% for 2003. For the six months ended June 30, 2006, the metric was 1.7%, which was calculated using the redundancy of $556.7 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2006 to June 30, 2006. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.5% for the six months ended June 30, 2006. The ratio of 1.7% is subject to change based on future paid medical claim activity through the remainder of 2006.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2004 and 2003 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years (redundancies)” for the immediately following year):

	Years Ended December 31
	2004	2003
	(In millions)
Total net incurred medical claims, as reported	$15,173.0	$12,090.8
Retrospective basis, as described above	14,700.0	12,144.8

Variance	$473.0	$(54.0)

Variance to total net incurred medical claims, as reported	3.1%	(0.4)%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. The 2004 variance of $473.0 million and variance to total incurred medical claims, as reported of 3.1% are impacted by having only one month of total incurred as reported for WHN during 2004 and a full development of WHN activity in the retrospective basis amount. The adjusted variance would be approximately $146.3 million and the variance to total incurred would be approximately 1.0% if the impact of WHN is removed. We expect that substantially all of the development of the 2005 estimate of medical claims payable will be known during 2006. This small variance to total net incurred medical claims, adjusted for the impact of WHN, shows that our estimates of this liability have approximated the actual experience for the years depicted.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the tax appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of June 30, 2006, the Internal Revenue Service continues its examination of our 2003 and 2004 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2006 was $13,449.2 million and other intangible assets were $9,538.1 million. The sum of goodwill and intangible assets represents 46% of our total consolidated assets and 99% of our consolidated shareholders’ equity at June 30, 2006.

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

While we believe we have appropriately allocated the purchase price of our acquisitions, purchase price allocations require many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the annual impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles (with indefinite lives). Such assumptions include the discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. If we are unable to support a fair value estimate in future annual goodwill impairment tests or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Investments

Current and long-term available-for-sale investment securities were $16,826.1 million at June 30, 2006 and represented 34% of our total consolidated assets at June 30, 2006. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the majority of our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We classify our investments in available-for-sale debt securities as current or non-current assets based on their contractual maturities. Certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. Through December 31, 2005, we classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the deferred compensation plans, we changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheet. The change in the fair value of the rabbi trust assets for the six months ended June 30, 2006 resulted in $23.2 million of realized gains, which, together with net investment income from rabbi trust assets of $6.9 million, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in compensation expense.

In addition to available-for-sale and trading investment securities, we held additional long-term investments of $250.9 million, or 0.5% of total consolidated assets, at June 30, 2006. These long-term investments consist primarily of real estate and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

In 2004, the Emerging Issues Task Force, or EITF, reached consensus on EITF Issue No. 03-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, to provide detailed guidance on when an investment is considered impaired, whether an impairment is other-than-temporary, how to measure an impairment loss and disclosures related to impaired securities. In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or the FSP, which was effective for the Company January 1, 2006. The FSP supersedes EITF 03-1 with certain sections of EITF 03-1 nullified and certain sections generally carried forward. The adoption of the FSP did not have a significant impact on our consolidated financial position or results of operations.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $34.0 million and $4.0 million, respectively, for the six months ended June 30, 2006 and 2005.

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

At June 30, 2006, our consolidated net prepaid pension asset was $223.0 million. For the year ending December 31, 2006, there are no required contributions needed under ERISA and no contributions to defined benefit retirement benefit plans were made during the three or six months ended June 30, 2006. However, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

We recognized consolidated pre-tax pension expense of $6.6 million and $11.4 million for the three months ended June 30, 2006 and 2005, respectively. We recognized consolidated pre-tax pension expense of $9.6 million and $22.8 million for the six months ended June 30, 2006 and 2005, respectively.

Effective January 1, 2006, we curtailed the benefits under the WellPoint Cash Balance Pension Plan, or the Plan, name changed from the Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006 will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. We recorded a curtailment gain of $4.6 million in the first quarter of 2006. We increased our matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain amount.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $493.3 million at June 30, 2006.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 is effective for us on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48, however it is not expected to have a material impact on the consolidated financial statements.

There were no other new accounting pronouncements issued during the first six months of 2006 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

During the six months ended June 30, 2006, net cash flow provided by operating activities was $1,998.6 million, compared to $1,591.3 million for the six months ended June 30, 2005, an increase of $407.3 million. This increase resulted from improved net income, including the impact of the acquisition of WellChoice and the impact of cash receipts related to government contracts associated with the third quarter of 2006, partially offset by higher tax payments.

Net cash flow provided by investing activities was $326.3 million in 2006, compared to net cash used in investing activities of $1,097.7 million in 2005. The table below outlines the decrease in cash flow used in investing activities of $1,424.0 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Decrease in net purchases of investments	$366.5
Increase in securities lending collateral	763.5
Decrease in net purchases of subsidiaries	312.6
Increase in payments for settlement of a cash flow hedge	(24.7)
Decrease in net purchases of property and equipment	6.1

Net decrease in cash used in investing activities	$1,424.0

Net cash flow used in financing activities was $3,130.7 million in 2006 compared to cash provided by financing activities of $2.5 million in 2005. The table below outlines the increase in cash used in financing activities of $3,133.2 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Decrease in proceeds from exercise of employee stock options and employee stock purchase plan	$(16.0)
Increase in repurchases of common stock	(3,267.0)
Net decrease in proceeds from commercial paper borrowings	(10.9)
Net increase in proceeds from long-term borrowings	512.2
Decrease in securities lending payable	(763.5)
Increase in bank overdrafts	350.7
Increase in excess tax benefits from share-based compensation	62.4
Other	(1.1)

Net increase in cash used in financing activities	$(3,133.2)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including other invested assets, current and long-term, of $19.4 billion at June 30, 2006. Since December 31, 2005, total cash, cash equivalents and investments, including other invested assets, both current and long-term, decreased by $922.1 million, primarily from the repurchase of our common stock.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At June 30, 2006, we held at the parent company approximately $884.1 million of our consolidated $19.4 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 24.3% as of June 30, 2006 and 21.4% as of December 31, 2005.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 28, 2005, we filed a shelf registration with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On January 10, 2006, we issued $700.0 million of 5.000% notes due 2011; $1.1 billion of 5.250% notes due 2016; and $900.0 million of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay a bridge loan of $1.7 billion and $1.0 billion in commercial paper borrowed to partially fund the acquisition of WellChoice.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on November 29, 2010. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2006. At June 30, 2006, we had $700.0 million available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program (increased from $2.0 billion on March 15, 2006). Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.8 billion of borrowings outstanding under this commercial paper program as of June 30, 2006. The borrowings outstanding as of June 30, 2006 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating at least $2.1 billion of dividends to be paid to the parent company during 2006. For the six months ended June 30, 2006, we received $463.5 million of dividends from our subsidiaries.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased approximately 48.0 million shares during the six months ended June 30, 2006 at a cost of $3,600.4 million. On March 15 and May 16, 2006, our Board of Directors authorized increases of $1.0 billion and $1.0 billion, respectively, in our common stock repurchase program, which increased the total authorized common stock repurchases to $4.0 billion. As of June 30, 2006, we had $399.6 million of authorization remaining under this program. Subsequent to June 30, 2006, we repurchased and retired approximately 1.9 million shares for an aggregate cost of approximately $137.0 million, leaving approximately $262.6 million for authorized future repurchases at July 19, 2006.

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

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934.

During the six months ended June 30, 2006, the Company implemented changes in its general ledger and consolidation systems, as a result of integration activity following the November 30, 2004 merger with WellPoint Health Networks Inc. The Company believes these changes have not negatively affected its internal control over financial reporting. The Company continues to integrate certain processes and systems following the November 30, 2004 merger with WellPoint Health Networks Inc. and the December 28, 2005 acquisition of WellChoice, Inc; however none are expected to materially affect the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation

Prior to WellPoint Health Networks Inc.’s (“WHN”) acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

In various California state courts, the Company is defending a number of individual lawsuits and one purported class action alleging the wrongful rescission of individual health insurance policies. The suits name the Company as well as Blue Cross of California (“BCC”) and BC Life & Health Insurance Company (“BCL&H”), both Company subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a practice of rescinding new individual members following the submission of large claims. In addition, the Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. The parties have agreed to mediation of some of these lawsuits. Additionally, several hospitals have filed suits against BCC and WHN, also a Company subsidiary, also in California state courts, for payment of claims denied where the member was rescinded. These lawsuits are currently in the process of moving into arbitration. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

Other than the above, there have been no material developments from disclosures in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)

April 1, 2006 to April 30, 2006	5,687,885	$76.74	5,306,300	$680.7
May 1, 2006 to May 31, 2006	12,349,061	70.95	12,346,400	804.7
June 1, 2006 to June 30, 2006	5,670,328	71.48	5,667,600	399.6

	23,707,274	72.47	23,320,300

[1]	Total number of shares purchased includes 386,974 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]	Represents the number of shares repurchased through our repurchase program authorized by the Company’s Board of Directors. During the three months ended June 30, 2006, the Company repurchased approximately 23.3 million shares at a cost of $1,688.3 million. On March 15 and May 16, 2006, the Company’s Board of Directors authorized increases of $1.0 billion and $1.0 billion, respectively, in our common stock repurchase program, which increased the total authorized common stock repurchases to $4.0 billion. Remaining authorization under the program is $399.6 million as of June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 16, 2006, the following actions were undertaken:

1.	The following persons were elected to the Board of Directors with terms to expire at the 2009 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
Lenox D. Baker, Jr., M.D.	513,754,225	8,830,321
Susan B. Bayh	502,499,512	20,085,034
Larry C. Glasscock	508,075,809	14,508,737
Julie A. Hill	514,596,724	7,987,822
Ramiro G. Peru	515,986,594	6,597,952

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Sheila P. Burke, William H.T. Bush, Warren Y. Jobe, Victor S. Liss, William G. Mays, Jane G. Pisano, Ph.D., Senator Donald W. Riegle, Jr., William J. Ryan, George A. Schaefer, Jr., Jackie M. Ward, and John E. Zuccotti.

2.	The WellPoint 2006 Incentive Compensation Plan was approved, as follows:

Votes For	Votes Against	Abstentions	Broker Non Votes
401,600,644	71,479,986	4,470,335	45,033,581

3.	Ernst & Young LLP was ratified as the Company’s independent auditor for the fiscal year ending December 31, 2006, as follows:

Votes For	Votes Against	Abstentions
517,194,216	1,642,174	3,748,183

There were no additional matters voted upon at the May 16, 2006 Annual Meeting of Shareholders.

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

WELLPOINT, INC. Registrant

Date: July 26, 2006	By:	/s/ DAVID C. COLBY
David C. Colby Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 26, 2006	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2005.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

(b) Form of Note evidencing WellPoint Health’s 6 3/8 % Notes due 2006, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on June 14, 2001.

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

4.10	Amended and Restated 5-Year Credit Agreement, dated as of November 29, 2005, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lenders and L/C Issuer, the other Lenders party thereto, Citibank, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd. New York Branch, UBS Loan Finance LLC, Wachovia Bank, National Association and William Street Commitment Corporation, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Book Managers, incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

E-2

Exhibit Number	Exhibit
4.11	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.58*	(a) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement.

(b) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Larry C. Glasscock.

(c) Form of Incentive Compensation Plan Restricted Stock Award Agreement.

(d) Form of Incentive Compensation Plan Restricted Stock Award Agreement for Annual Bonus over two times target.

(e) Form of Incentive Compensation Plan Restricted Stock Award Agreement with Larry C. Glasscock.

10.59*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contracts or compensatory plans or arrangements.

E-3