Form 10-Q
period 2006-09-30
WELLPOINT INC
filed 2006-10-25
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 18, 2006
Common Stock, $0.01 par value	620,021,129 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,229.5	$2,740.2
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $474.1 and $734.8)	466.1	734.6
Equity securities (cost of $1,697.4 and $1,388.4)	1,808.7	1,448.2
Other invested assets, current	406.0	307.0
Accrued investment income	156.9	156.8
Premium and self-funded receivables	2,598.0	2,216.4
Other receivables	1,129.9	831.4
Securities lending collateral	899.0	1,389.9
Deferred tax assets, net	784.5	689.0
Other current assets	1,158.4	1,022.7

Total current assets	11,637.0	11,536.2
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,143.9 and $14,941.0)	15,087.5	14,825.5
Equity securities (cost of $83.5 and $71.3)	82.8	72.7
Other invested assets, long-term	253.1	207.8
Property and equipment, net	993.4	1,078.6
Goodwill	13,455.9	13,469.1
Other intangible assets	9,469.0	9,686.4
Other noncurrent assets	505.5	410.9

Total assets	$51,484.2	$51,287.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,309.1	$4,853.4
Reserves for future policy benefits	81.9	82.1
Other policyholder liabilities	2,147.3	1,752.3

Total policy liabilities	7,538.3	6,687.8
Unearned income	1,057.7	1,057.1
Accounts payable and accrued expenses	3,244.2	2,860.4
Income taxes payable	539.9	833.4
Security trades pending payable	50.5	181.8
Securities lending payable	899.0	1,389.9
Current portion of long-term debt	221.5	481.2
Other current liabilities	1,399.5	1,286.8

Total current liabilities	14,950.6	14,778.4
Long-term debt, less current portion	7,122.2	6,324.7
Reserves for future policy benefits, noncurrent	644.3	679.9
Deferred tax liability, net	3,323.2	3,267.1
Other noncurrent liabilities	1,300.5	1,244.0

Total liabilities	27,340.8	26,294.1

Commitments and contingencies – Note 12

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 620,611,063 and 660,424,174	6.2	6.6
Additional paid-in capital	19,951.2	20,915.4
Retained earnings	4,167.1	4,173.5
Unearned stock compensation	–	(82.1)
Accumulated other comprehensive income (loss)	18.9	(20.3)

Total shareholders’ equity	24,143.4	24,993.1

Total liabilities and shareholders’ equity	$51,484.2	$51,287.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues
Premiums	$13,180.3	$10,182.1	$38,678.0	$30,394.8
Administrative fees	867.8	688.9	2,628.9	2,013.8
Other revenue	150.4	131.6	448.6	385.8

Total operating revenue	14,198.5	11,002.6	41,755.5	32,794.4
Net investment income	222.8	154.7	653.4	453.2
Net realized gains (losses) on investments	4.6	(0.4)	(11.4)	1.4

Total revenues	14,425.9	11,156.9	42,397.5	33,249.0

Expenses
Benefit expense	10,720.8	8,096.2	31,443.9	24,424.9
Selling, general and administrative expense:
Selling expense	415.7	370.6	1,230.3	1,097.7
General and administrative expense	1,783.0	1,477.2	5,333.1	4,312.1

Total selling, general and administrative expense	2,198.7	1,847.8	6,563.4	5,409.8
Cost of drugs	71.4	73.8	233.0	218.5
Interest expense	105.6	56.1	303.5	168.2
Amortization of other intangible assets	74.8	59.6	223.1	178.7

Total expenses	13,171.3	10,133.5	38,766.9	30,400.1

Income before income tax expense	1,254.6	1,023.4	3,630.6	2,848.9

Income tax expense	443.8	382.7	1,336.8	1,037.1

Net income	$810.8	$640.7	$2,293.8	$1,811.8

Net income per share
Basic	$1.31	$1.05	$3.63	$2.97

Diluted	$1.29	$1.02	$3.54	$2.90

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Nine Months Ended September 30
	2006	2005
Operating activities
Net income	$2,293.8	$1,811.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	11.4	(1.4)
Loss on disposal of assets	0.4	2.1
Deferred income taxes	27.8	(59.1)
Amortization, net of accretion	348.9	331.5
Depreciation expense	101.3	89.3
Share-based compensation	212.3	60.5
Excess tax benefits from share-based compensation	(113.4)	–
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(676.2)	(213.5)
Other invested assets, current	(98.5)	–
Other assets	(229.4)	(102.7)
Policy liabilities	806.8	(0.6)
Unearned income	0.6	122.7
Accounts payable and accrued expenses	(45.2)	95.1
Other liabilities	122.7	(230.4)
Income taxes	(150.0)	415.1

Net cash provided by operating activities	2,613.3	2,320.4

Investing activities
Purchases of fixed maturity securities	(9,310.2)	(12,404.3)
Proceeds from fixed maturity securities:
Sales	8,694.3	10,271.6
Maturities, calls and redemptions	426.8	1,065.9
Purchase of equity securities	(2,136.1)	(3,855.5)
Proceeds from sales of equity securities	1,841.5	3,757.7
Changes in securities lending collateral	490.9	(342.4)
Purchase of subsidiaries, net of cash acquired	(25.0)	(330.2)
Payment for settlement of cash flow hedge	(24.7)	–
Purchases of property and equipment	(130.5)	(118.8)
Proceeds from sales of property and equipment	11.3	8.0

Net cash used in investing activities	(161.7)	(1,948.0)

Financing activities
Net proceeds from commercial paper borrowings	29.0	127.9
Proceeds from long-term borrowings	2,668.9	–
Repayment of long-term borrowings	(2,159.5)	(150.0)
Changes in securities lending payable	(490.9)	342.4
Changes in bank overdrafts	414.5	(27.5)
Repurchase and retirement of common stock	(4,000.0)	(333.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	462.3	373.2
Proceeds from sale of put options	–	1.1
Excess tax benefits from share-based compensation	113.4	–

Net cash (used in) provided by financing activities	(2,962.3)	333.7

Change in cash and cash equivalents	(510.7)	706.1
Cash and cash equivalents at beginning of period	2,740.2	1,457.2

Cash and cash equivalents at end of period	$2,229.5	$2,163.3

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

Net income	–	–	–	2,293.8	–	–	2,293.8
Change in net unrealized losses on investments	–	–	–	–	–	43.8	43.8
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(4.6)	(4.6)

Comprehensive income							2,333.0
Repurchase and retirement of common stock	(53.4)	(0.5)	(1,699.3)	(2,300.2)	–	–	(4,000.0)
Reclassification of unearned stock compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock under employee stock plans, net of related tax benefits	13.6	0.1	817.2	–	–	–	817.3

September 30, 2006	620.6	$6.2	$19,951.2	$4,167.1	$–	$18.9	$24,143.4

January 1, 2005	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0

Net income	–	–	–	1,811.8	–	–	1,811.8
Change in net unrealized gains on investments	–	–	–	–	–	(95.1)	(95.1)
Change in net unrealized gains on cash flow hedges	–	–	–	–	–	2.1	2.1

Comprehensive income							1,718.8
Repurchase and retirement of common stock	(3.9)	–	(146.6)	(186.8)	–	–	(333.4)
Issuance of common stock under employee stock plans, net of repurchases under stock-for-stock option exercises, restricted stock amortization and related tax benefits	10.4	–	464.9	(60.5)	(14.1)	–	390.3
Two-for-one stock split	307.0	3.1	–	(3.1)	–	–	–

September 30, 2005	616.1	$6.1	$17,751.9	$3,521.5	$(97.6)	$52.8	$21,234.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2006

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of September 30, 2006. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employers, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans, including consumer-driven health plans (“CDHPs”), and traditional indemnity plans. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides a wide range of specialty products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

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

On December 28, 2005, the Company completed its acquisition of WellChoice, Inc. (“WellChoice”). WellChoice merged with and into WellPoint Holding Corp., a direct and wholly-owned subsidiary of WellPoint. The acquisition was deemed effective December 31, 2005 for accounting purposes; accordingly, the operating results of WellChoice are included in WellPoint’s consolidated financial statements in periods following December 31, 2005.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been recorded. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. If the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company recorded realized losses from other-than-temporary impairments of $12.3 and $3.1 for the three months ended September 30, 2006 and 2005, respectively. The Company recorded realized losses from other-than-temporary impairments of $46.3 and $7.1 for the nine months ended September 30, 2006 and 2005, respectively.

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

WellPoint maintains various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. Through December 31, 2005, WellPoint classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the deferred compensation plans, WellPoint changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheet. The change in the fair value of the rabbi trust assets for the three and nine months ended September 30, 2006 resulted in $4.6 and $15.1 of realized gains, respectively, which, together with net investment income from rabbi trust assets of $1.7 and $6.2, respectively, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in compensation expense.

4.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2006, WellPoint repurchased and retired approximately 53.4 shares at an average per share price of $74.86, for an aggregate cost of $4,000.0. During the nine months ended September 30, 2005, WellPoint repurchased and retired approximately 5.1 shares at an average per share price of $64.92, for an aggregate cost of $333.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 15, May 16 and August 17, 2006, the Board of Directors authorized increases of $1,000.0, $1,000.0 and $500.0, respectively, in WellPoint’s common stock repurchase program, which increased the total authorized common stock repurchases to $4,500.0. As of September 30, 2006, $500.0 remained authorized for future repurchases. Subsequent to September 30, 2006, WellPoint repurchased and retired approximately 0.9 shares at an aggregate cost of approximately $70.8, leaving approximately $429.2 for authorized future repurchases at October 18, 2006.

During the nine months ended September 30, 2005, WellPoint sold put options to independent third parties that would have required WellPoint to purchase 1.0 shares of its common stock if exercised. All of these put options expired unexercised prior to September 30, 2005, and WellPoint recorded $1.1 as net realized gains on investments.

Stock Plans

The Company’s 2001 Stock Incentive Plan, as amended and restated on January 1, 2003 (“2001 Stock Plan”), is an omnibus plan, which allowed for the grant of stock options, stock, restricted stock, phantom stock, stock appreciation rights and performance awards. On March 15, 2006, the Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan (the “2006 Incentive Plan”), which was approved by WellPoint’s shareholders on May 16, 2006. The 2006 Incentive Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other share-based awards to eligible persons.

The 2006 Incentive Plan allows the Company to grant these share-based incentive awards to employees, non-employee directors and consultants covering a total of up to 20.0 shares of Company common stock, plus (i) 7.0 shares of Company common stock, as previously approved by the Company’s shareholders, but not underlying any outstanding options or other awards under the 2001 Stock Plan, and (ii) any additional shares of Company common stock subject to outstanding options or other awards under the 2001 Stock Plan that expire, are forfeited or otherwise terminate unexercised on or after March 15, 2006, less 0.1 shares of Company common stock granted under the 2001 Stock Plan between March 15, 2006 and May 16, 2006. No additional grants or awards will be made under the 2001 Stock Plan in the future, but the awards outstanding under the 2001 Stock Plan will remain in effect in accordance with their terms.

The Company’s employee stock purchase plan provides a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter.

Adoption of FAS 123R

Through December 31, 2005, the Company historically accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. FAS 123R is similar to FAS 123, however, FAS 123R requires all share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows.

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

For the three months ended September 30, 2006 and 2005, the Company recognized share-based compensation cost of $71.2 and $20.2, respectively, as well as related tax benefits of $26.0 and $7.1, respectively. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $47.3 and $30.3 lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended September 30, 2006 were $0.05 lower than had the Company not adopted FAS 123R effective January 1, 2006.

For the nine months ended September 30, 2006 and 2005, the Company recognized share-based compensation cost of $212.3 and $60.5, respectively, as well as related tax benefits of $77.2 and $21.2, respectively. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $139.1 and $89.7 lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.14 lower than had the Company not adopted FAS 123R effective January 1, 2006.

In addition to the higher compensation cost under FAS 123R, the adoption of FAS 123R resulted in a higher number of diluted shares outstanding for purposes of calculating diluted earnings per share due to a change in the calculation of dilutive stock options under the treasury method.

FAS 123R requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had recognized compensation expense for all share-based payments to employees and directors based on their fair values:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$640.7	$1,811.8
Add: Share-based compensation expense for restricted stock and stock awards included in reported net income (net of tax)	13.1	39.3
Less: Total share-based compensation expense determined under fair value based method for all awards (net of tax)	(39.4)	(126.2)

Pro forma net income	$614.4	$1,724.9

Basic earnings per share:
As reported	$1.05	$2.97
Pro forma	$1.00	$2.83
Diluted earnings per share:
As reported	$1.02	$2.90
Pro forma	$0.98	$2.76

In 2005, the Company began using a binomial lattice valuation model to estimate the fair value of all future stock options granted. The binomial lattice model is believed to provide a more accurate estimate of the fair values of employee stock options as it incorporates the impact of employee exercise behavior and allows for the input of a range of assumptions. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on WellPoint stock and historical volatility of WellPoint’s stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on the Company’s estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. The Company historically used a Black-Scholes option pricing model to estimate the fair value of stock options with inputs for volatility and expected term of the options primarily based on historical information.

The Company uses the “multiple-awards” approach, as described in FAS 123R, for recognizing compensation expense associated with each separately vesting portion of the share-based award.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Risk-free interest rate	4.59%	4.09%	4.59%	4.09%
Volatility factor	26.00%	28.00%	26.00%	28.00%
Dividend yield	–	–	–	–
Weighted-average expected life	5.1 years	3.9 years	5.1 years	4.1 years

The following weighted-average per share fair values were determined for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Options granted	$24.30	$19.45	$24.53	$19.83
Restricted stock and stock awards granted	76.24	71.97	76.50	63.25
Employee stock purchases	14.51	14.60	12.09	12.71

Stock option activity for the nine months ended September 30, 2006 is summarized below:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	44.2	$40.99
Granted	6.4	76.54
Exercised	(11.6)	36.25
Forfeited or expired	(0.9)	58.49

Outstanding at September 30, 2006	38.1	$48.05	7.00	$1,105.4

Exercisable at September 30, 2006	25.8	$39.93	6.17	$956.3

A summary of the status of nonvested restricted stock as of September 30, 2006 and changes during the period then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2006	2.6	$56.85
Granted	0.9	76.50
Vested	(1.0)	51.28
Forfeited	(0.2)	59.97

Nonvested at September 30, 2006	2.3	$66.65

The intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 amounted to $185.6 and $89.8, respectively, and recognized related tax benefits of $65.0 and $31.4, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $1.7 and $2.4, respectively. During the three months ended September 30, 2006 and 2005, the Company received cash of $187.8 and $83.5, respectively, from exercises of stock options.

The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 amounted to $413.0 and $435.9, respectively, and recognized related tax benefits of $144.6 and $152.6, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $96.2 and $95.2, respectively. During the nine months ended September 30, 2006 and 2005, the Company received cash of $420.6 and $363.1, respectively, from exercises of stock options.

During the three and nine months ended September 30, 2006, 0.2 and 0.7 shares of common stock, respectively, were purchased under the employee stock purchase plan resulting in compensation cost of $2.6 and

$9.0, respectively. During the three and nine months ended September 30, 2005, 0.2 and 0.8 shares of common stock, respectively, were purchased under the employee stock purchase plan resulting in compensation cost of $2.6 and $10.0, respectively.

As of September 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $113.0 and $93.8, respectively, which will be amortized over the weighted-average remaining requisite service period of 11 months and 12 months, respectively.

The Company issues new shares to satisfy share-based awards. As of September 30, 2006, 27.4 shares were available for issuance under the Company’s shareholder-approved stock plans.

5.  Earnings Per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Denominator for basic earnings per share – weighted average shares	617.1	611.9	632.3	609.7
Effect of dilutive securities:
Employee and director stock options and non-vested restricted stock awards	13.5	15.8	14.8	15.0

Denominator for diluted earnings per share	630.6	627.7	647.1	624.7

During the three and nine months ended September 30, 2006, weighted average shares related to certain stock options of 6.3 and 5.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three and nine months ended September 30, 2005.

6.  Income Taxes

During the three and nine months ended September 30, 2006, the Company decreased its state deferred tax liability by $43.0, resulting in a tax benefit, net of federal taxes, of $28.0, or $0.04 per basic and diluted share. This resulted from a lower effective tax rate due to changes in the Company’s state tax apportionment factors following the WellChoice acquisition.

During the nine months ended September 30, 2005, a refund claim filed by the Company in 2003 was approved by the Congressional Joint Committee on Taxation. The claim related to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4, or $0.04 per basic and diluted share, was recorded in the nine months ended September 30, 2005 related to this claim.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 is effective for the Company on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48; however it is not expected to have a material impact on the consolidated financial statements upon adoption.

7.  Hedging Activity

Fair Value Hedges

During the nine months ended September 30, 2006, the Company entered into two fair value hedges with a total notional value of $440.0. The first hedge is a $240.0 notional amount interest rate swap agreement to receive a fixed 6.800% rate and pay a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $200.0 notional amount interest rate swap agreement to receive a fixed 5.000% rate and pay a LIBOR-based floating rate and expires on December 15, 2014.

For the three months ended September 30, 2006 and 2005, the Company recognized (expense) income of $(3.3) and $0.3, respectively, from fair value hedges, which were recorded as an increase and reduction of interest expense, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized (expense) income of $(7.7) and $1.0, respectively, from fair value hedges, which were recorded as an increase and reduction of interest expense, respectively.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. This swap agreement expires in December 2007. During the three and nine months ended September 30, 2006 and 2005, no gain or loss from hedged ineffectiveness was recorded in earnings and the commercial paper borrowings remained outstanding at September 30, 2006.

During the year ended December 31, 2005, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice acquisition. These swaps were terminated in January 2006, and the Company paid a net $24.7, the net fair value at the time of termination. In addition, the Company recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the issuance of WellChoice related debt securities in January 2006, the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the debt securities.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at September 30, 2006 was $4.7.

8.  Long-Term Debt

In November 2005, the Company entered into a senior revolving credit facility (the “facility”) with certain lenders for general corporate purposes. The Company amended the facility in September 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2006 or during the nine months then ended. At September 30, 2006, the Company had $869.6 million available under this facility.

On January 10, 2006, the Company issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036, under a shelf registration statement filed with the Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance were used to repay the bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper obtained to partially fund the WellChoice acquisition.

On March 15, 2006, the Company’s Board of Directors authorized an increase in the commercial paper program from $2,000.0 to $2,500.0, the proceeds of which may be used for general corporate purposes.

On June 15, 2006, the Company repaid $450.0 of its 6.375% notes, which matured on that date.

Senior unsecured notes of $200.0, which mature in September 2007, were reported in current portion of long-term debt as of September 30, 2006.

9.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended September 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$16.9	$14.5	$3.0	$2.3
Interest cost	26.2	19.4	7.8	6.4
Expected return on assets	(36.1)	(25.9)	(0.7)	(0.7)
Recognized actuarial loss	4.2	4.3	1.1	0.2
Amortization of prior service cost	1.5	(0.9)	(0.6)	(1.0)

Net periodic benefit cost	$12.7	$11.4	$10.6	$7.2

The components of net periodic benefit cost included in the consolidated statements of income for the nine months ended September 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$45.1	$43.5	$9.1	$6.9
Interest cost	76.6	58.2	23.4	19.3
Expected return on assets	(108.4)	(77.7)	(2.1)	(2.1)
Recognized actuarial loss	12.6	12.9	3.2	0.6
Amortization of prior service cost	1.0	(2.7)	(1.9)	(3.0)
Curtailment gain	(4.6)	–	–	–

Net periodic benefit cost	$22.3	$34.2	$31.7	$21.7

For the year ending December 31, 2006, there were no contributions required under ERISA; however, the Company elected to make a discretionary contribution of $100.7 during the three months ended September 30, 2006.

Effective January 1, 2006, the Company curtailed the benefits under the WellPoint Cash Balance Pension Plan (the “Plan”), which name changed from the Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006 will not be eligible to participate in the Plan. Certain participants were “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. The Company recorded a curtailment gain of $4.6 during the three months ended March 31, 2006. The Company increased its matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain.

Effective January 1, 2007, the Company intends to curtail the benefits under the Empire Blue Cross Blue Shield Cash Balance Pension Plan (the “Empire Plan”). In conjunction with this curtailment, the Empire Plan will be merged into the Plan on December 31, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of service for vesting. Employees hired on or after January 1, 2007 will not be able to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in the Empire Plan. Grandfathered participants will continue to receive pay credits under the Plan formula. Any resulting curtailment gain or loss is not expected to be material to the consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of FAS 158 are effective for the Company on December 31, 2006. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. The Company is currently evaluating the impact of the adoption of the recognition provisions of FAS 158; however, it is not expected to have a material impact on the consolidated financial statements.

10.  Segment Information

Financial data by reportable segment for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Health Care	Specialty	Other and Eliminations	Total
Three Months Ended September 30, 2006
Operating revenue from external customers	$13,644.9	$438.8	$114.8	$14,198.5
Intersegment revenues	–	463.9	(463.9)	–
Operating gain (loss)	1,093.9	128.7	(15.0)	1,207.6
Three Months Ended September 30, 2005
Operating revenue from external customers	$10,493.4	$424.4	$84.8	$11,002.6
Intersegment revenues	–	344.4	(344.4)	–
Operating gain (loss)	905.6	100.2	(21.0)	984.8
Nine Months Ended September 30, 2006
Operating revenue from external customers	$40,094.0	$1,315.4	$346.1	$41,755.5
Intersegment revenues	–	1,321.9	(1,321.9)	–
Operating gain (loss)	3,190.4	380.4	(55.6)	3,515.2
Nine Months Ended September 30, 2005
Operating revenue from external customers	$31,251.4	$1,285.8	$257.2	$32,794.4
Intersegment revenues	–	986.5	(986.5)	–
Operating gain (loss)	2,539.5	293.6	(91.9)	2,741.2

A reconciliation of reportable segments operating revenues to the amounts of total revenues included in the consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Reportable segments operating revenues	$14,198.5	$11,002.6	$41,755.5	$32,794.4
Net investment income	222.8	154.7	653.4	453.2
Net realized gains (losses) on investments	4.6	(0.4)	(11.4)	1.4

Total revenues	$14,425.9	$11,156.9	$42,397.5	$33,249.0

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Reportable segments operating gain	$1,207.6	$984.8	$3,515.2	$2,741.2
Net investment income	222.8	154.7	653.4	453.2
Net realized gains (losses) on investments	4.6	(0.4)	(11.4)	1.4
Interest expense	(105.6)	(56.1)	(303.5)	(168.2)
Amortization of other intangible assets	(74.8)	(59.6)	(223.1)	(178.7)

Income before income tax expense	$1,254.6	$1,023.4	$3,630.6	$2,848.9

11.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$810.8	$640.7	$2,293.8	$1,811.8
Change in net unrealized gains (losses) on investments	217.1	(79.1)	43.8	(95.1)
Change in net unrealized (losses) gains on cash flow hedges	(2.0)	2.1	(4.6)	2.1

Comprehensive income	$1,025.9	$563.7	$2,333.0	$1,718.8

12.  Contingencies

Multi-District Litigation Settlement Agreement

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al. (the “CMA Litigation”), was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), a subsidiary of WellPoint Health Networks Inc. (“WHN”) at the time, and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0, of which $135.0 will be paid to physicians and $5.0 will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement was subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. The hearing for final approval was held on December 2, 2005 in Miami, Florida. The Court issued a final order approving the settlement on December 22, 2005, and issued an amended final order approving the settlement on January 4, 2006. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0, or $0.10 per diluted share after tax, for the year ended December 31, 2005, which represents the final settlement amount of the Agreement that was not previously accrued. Appeals of the settlement initially filed by certain physicians have been resolved. Final cash payments under the Agreement totaling $209.5, including accrued interest, were made on October 5 and 6, 2006.

The WellChoice transaction was closed on December 28, 2005, after the settlement was reached with the plaintiffs in the CMA Litigation, the Shane Litigation and the Thomas Litigation. The former WellChoice company, which as described in Note 1 was merged with and into a wholly-owned subsidiary of WellPoint, continues to be a defendant in the Thomas Litigation, and is not affected by the settlement between the Company and plaintiffs. The Company intends to vigorously defend this proceeding; however, its ultimate outcome cannot be presently determined.

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

In various California state courts, the Company is defending a number of individual lawsuits and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name the Company as well as BCC and BC Life & Health Insurance Company (“BCL&H”), both Company subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. In addition, the Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. BCC and BCL&H recently announced an initiative to revise their recission policies and practices in California.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in the process of moving into arbitration. In addition, a recent suit brought against BCC, BCL&H and WHN by a non-contracting hospital in California state court is a purported class action. This suit also seeks to recover for payment of claims denied where the member was rescinded. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

On July 1, 2005, the Company entered into an agreement with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house and resulted in the transfer of approximately 380 related jobs from the Company to IBM. The Company’s commitment under this contract is approximately $718.6 over a seven year period, of which approximately $566.9 remained at September 30, 2006. The Company has the ability to terminate this agreement with 120 days written notice, subject to certain early termination fees. WellChoice had entered into a similar agreement with IBM in 2002 that expires in 2012. Under this agreement, IBM provides certain technology outsourcing services to WellChoice and is enhancing WellChoice’s systems applications. The remaining future contractual obligations under this agreement were approximately $315.7 at September 30, 2006. WellChoice can terminate the agreement or portions of the agreement upon the occurrence of certain events, subject to certain early termination fees.

On July 15, 2004, the Company agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. While the maximum amount of the guaranty may be reduced in periods after September 30, 2006, as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity, the maximum guaranty remained $37.0 at September 30, 2006. The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances, including (i) upon the failure by the unaffiliated entity or the Company to cure any payment default under the subject loan to the unaffiliated entity within 10 days after written notice to the unaffiliated entity and the Company and (ii) 10 days after written notice to the Company that the unaffiliated entity has become subject to a bankruptcy or insolvency proceeding. In connection with the guaranty, the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty. The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral. In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

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

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of September 30, 2006, the Company’s maximum potential liability pursuant to this guarantee was $30.0. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—September 30, 2006 Compared to September 30, 2005

V.	Cost of Care

VI.	Results of Operations—Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

VII.	Results of Operations—Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of September 30, 2006. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended September 30, 2006 was $14.2 billion, an increase of $3.2 billion, or 29%, over the three months ended September 30, 2005. Operating revenue for the nine months ended September 30, 2006 was $41.8 billion, an increase of $9.0 billion, or 27%, over the nine months ended September 30, 2005. These increases were primarily driven by the December 28, 2005 acquisition of WellChoice, Inc., described in “Significant Transactions” below, as well as premium rate increases across all customer types, administrative fee increases on Large Group and National businesses and Medicare Part D Prescription Drug Plan enrollment.

Net income for the three months ended September 30, 2006 was $810.8 million, a 27% increase over the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $2,293.8 million, a 27% increase over the nine months ended September 30, 2005. Our fully-diluted earnings per share, or EPS, was $1.29 for the three months ended September 30, 2006, as compared to EPS of $1.02 for the three months ended September 30, 2005. Our EPS was $3.54 for the nine months ended September 30, 2006, as compared to EPS of $2.90 for the nine months ended September 30, 2005.

Effective January 1, 2006, we began marketing Medicare Part D Prescription Drug Plans, or Medicare Part D, to eligible Medicare beneficiaries in all 50 states. As of September 30, 2006, we had approximately 1.6 million Medicare Part D members. See also Part II, Item 1A. Risk Factors for additional information regarding Medicare Part D.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2005 and the MD&A included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2006 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2006.

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

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2006, we repurchased and retired approximately 53.4 million shares at an average share price of $74.86, for an aggregate cost of $4.0 billion. On March 15, May 16 and August 17, 2006, our Board of Directors authorized increases of $1.0 billion, $1.0 billion and $0.5 billion, respectively, in our common stock repurchase program, which increased the total authorized common stock repurchases to $4.5 billion. As of September 30, 2006, $0.5 billion remained authorized for future repurchases. Subsequent to September 30, 2006, we repurchased and retired approximately 0.9 million shares for an aggregate cost of approximately $70.8 million, leaving approximately $429.2 million for authorized future repurchases at October 18, 2006. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership—September 30, 2006 Compared to September 30, 2005

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

The following table presents our medical membership by customer type, funding arrangement and geographical region as of September 30, 2006 and 2005. Also included below are key metrics from our Specialty segment, including prescription volume for our PBM and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period. The “comparable basis” membership information for 2005 includes historical data for WellPoint, Inc. and historical data for the former WellChoice, adjusted to eliminate net overlapping BlueCard membership. Comparable basis information for the prior year is presented in order to provide investors with a more meaningful comparison to the current period, due to the December 28, 2005 acquisition of WellChoice.

	September 30		Comparable Basis[1,2] September 30
Medical Membership	2006	2005[1]	2005	Change	% Change
Customer Type	(In thousands)
Large Group	15,926	13,268	16,292	(366)	(2)
Individual and Small Group (ISG)	5,651	5,294	5,636	15	–
National Accounts	5,144	3,505	4,745	399	8
BlueCard	4,214	4,023	3,848	366	10

Total National	9,358	7,528	8,593	765	9
Senior	1,231	1,073	1,221	10	1
State Sponsored	2,024	1,825	1,890	134	7

Total medical membership by customer type	34,190	28,988	33,632	558	2

Funding Arrangement[1]
Self-Funded	16,937	14,650	16,400	537	3
Fully-Insured	17,253	14,338	17,232	21	–

Total medical membership by funding arrangement	34,190	28,988	33,632	558	2

Regional Membership
East	13,776	8,740	13,629	147	1
Central	11,121	11,102	10,976	145	1
West	9,293	9,146	9,027	266	3

Total medical membership by region	34,190	28,988	33,632	558	2

Specialty Metrics
PBM prescription volume[3]	90,308	84,711	84,711	5,597	7
Behavioral health membership	16,048	13,804	13,804	2,244	16
Life and disability membership	5,956	5,743	5,743	213	4
Dental membership	5,193	5,107	5,372	(179)	(3)
Vision membership	1,255	785	785	470	60
Medicare Part D membership[4]	1,569	–	–	1,569	–

[1]	Membership data for 2005 has been reclassified to conform to the current presentation. Our reclassifications for minimum premium amendments to fully-insured contracts resulted in an increase in self-funded membership and a corresponding decrease in fully-insured membership, with no impact on total membership.

[2]	“Comparable Basis” data for 2005 was calculated by adding historical data for WellPoint to historical data for the former WellChoice, and adjusting to eliminate net overlapping BlueCard host membership.
[3]	Represents prescription volume for mail order and retail prescriptions for the three months ended September 30, 2006 and 2005.
[4]	Effective January 1, 2006, the Company began marketing Medicare Part D to eligible Medicare beneficiaries in all 50 states. Certain of our Medicare Part D members are also Senior medical members.

During the twelve months ended September 30, 2006, total comparable medical membership increased approximately 558,000, or 2%, primarily due to increases in our National Accounts, BlueCard and State Sponsored businesses partially offset by the loss of 315,000 Large Group members in the state of Georgia and the loss of approximately 95,000 members of a Large Group account. Self-funded comparable medical membership increased 537,000, or 3%, primarily due to increases in our National Accounts and BlueCard businesses and shifts in the mix of business from fully-insured to self-funded, partially offset by the loss of the state of Georgia PPO contract noted above. Fully-insured comparable membership increased by 21,000 members, or 0.1%.

Comparable National Accounts membership increased 399,000, or 8%, primarily due to success in attracting new customers as they recognize the value of the BCBS networks and discounts.

Comparable BlueCard membership increased 366,000, or 10%, during the twelve months ended September 30, 2006, due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

Comparable Large Group membership decreased 366,000, or 2%, due to the loss of the state of Georgia PPO contract and a Large Group account, partially offset by new sales.

State Sponsored membership increased 134,000, or 7%, on a comparable basis primarily due to the August 1, 2006 acquisition of QualChoice Select, Inc., or QualChoice, which is a Cleveland, Ohio-based Medicaid plan. In addition, we have been successful in attracting new members in State Sponsored in several states due to our comprehensive array of health management services we make available to the nation’s Medicaid recipients.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies increased by 5,597,000, or 7%, during the three months ended September 30, 2006, primarily due to growth in both our retail and our mail order operations driven by the addition of Medicare Part D. Behavioral health comparable membership increased 2,244,000, or 16%, during the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005, primarily due to the conversion of approximately 1,900,000 members from an outside vendor to internally provided services. Vision membership increased 470,000, or 60%, on a comparable basis primarily due to the introduction of the Blue View Vision product and the conversion of 232,000 members of a competing plan in Virginia to this new product, as well as new sales in several markets.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended September 30, 2006 for our Large Group and ISG fully-insured businesses only. In order to provide a more meaningful comparison to the current period due to the acquisition of WellChoice, cost of care information as discussed below is presented as if WellPoint and WellChoice were combined for all of 2005. Accordingly, cost of care reported previously for WellPoint is not comparable to the information presented below.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the nine months ended September 30, 2006, we believe our 2006 medical cost of care trend estimate of less than 8% is appropriate.

Costs for outpatient and inpatient services are the primary drivers of overall cost trends. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our expanding radiology management programs on our outpatient trends. These programs are designed to ensure appropriate use of radiology services by our members. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Utilization (admissions per 1,000 members) remains flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly.

Pharmacy benefit cost trend increased this quarter after experiencing several quarters of declining or flat trend. Pharmacy unit cost (cost per prescription) trend was the primary driver of the increase. The increased use of specialty drugs and higher mail order volume by our members were the primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, benefit plan design changes, improved pharmaceutical contracting resulting from the merger with WellPoint Health Networks Inc., or WHN, and the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends effective July 1, 2005.

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

VI.	Results of Operations—Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Our consolidated results of operations for the three months ended September 30, 2006 and 2005 are discussed in the following section.

					Comparable Basis[1,2]
	Three Months Ended September 30		% Change		Three Months Ended September 30, 2005	$ Change	% Change
(In millions, except per share data)	2006	2005
Premiums	$13,180.3	$10,182.1	29		$11,673.7	$1,506.6	13
Administrative fees	867.8	688.9	26		840.9	26.9	3
Other revenue	150.4	131.6	14		131.7	18.7	14

Total operating revenue	14,198.5	11,002.6	29		12,646.3	1,552.2	12
Net investment income	222.8	154.7	44		177.2	NM3	NM3
Net realized gains (losses) on investments	4.6	(0.4)	NM3		0.2	NM3	NM3

Total revenues	14,425.9	11,156.9	29		12,823.7	1,602.2	12
Benefit expense	10,720.8	8,096.2	32		9,392.7	1,328.1	14
Selling, general and administrative expense:
Selling expense	415.7	370.6	12		390.1	25.6	7
General and administrative expense	1,783.0	1,477.2	21		1,707.1	75.9	4

Total selling, general and administrative expense	2,198.7	1,847.8	19		2,097.2	101.5	5
Cost of drugs	71.4	73.8	(3)		73.8	NM3	NM3
Interest expense	105.6	56.1	88		56.1	NM3	NM3
Amortization of other intangible assets	74.8	59.6	26		59.6	NM3	NM3

Total expenses	13,171.3	10,133.5	30		11,679.4	NM3	NM3

Income before income tax expense	1,254.6	1,023.4	23		1,144.3	NM3	NM3

Income tax expense	443.8	382.7	16		427.9	NM3	NM3

Net income	$810.8	$640.7	27		$716.4	NM3	NM3

Average diluted shares outstanding	630.6	627.7	0%		NM3	NM3	NM3
Diluted net income per share	$1.29	$1.02	26%		NM3	NM3	NM3
Benefit expense ratio[4]	81.3%	79.5%	180	bp5	80.5%		80	bp5
Selling, general and administrative expense ratio[6]	15.5%	16.8%	(130	)bp5	16.6%		(110	)bp5
Income before income taxes as a percentage of total revenue	8.7%	9.2%	(50	)bp5	NM3		NM3
Net income as a percentage of total revenue	5.6%	5.7%	(10	)bp5	NM3		NM3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See below for discussion of “comparable basis” information.
[2]	For certain line items impacted by our acquisition of WellChoice, comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.
[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

We discuss our operations using “comparable basis” information, which is presented to provide a more meaningful prior-year comparison to the current year, due to our December 28, 2005 acquisition of WellChoice. Comparable basis information is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and is not intended to represent or be indicative of the results of WellPoint had the acquisition been completed as of January 1, 2005. Comparable basis information for the three months ended September 30, 2005 was calculated by adding the reclassified historical statements of income for WellPoint and WellChoice and includes no intercompany eliminations or pro forma adjustments.

	Three Months Ended September 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Premiums	$10,315.0	$(132.9)	$10,182.1	$1,505.7	$(14.1)	$1,491.6	$11,673.7
Administrative fees	690.8	(1.9)	688.9	140.7	11.3	152.0	840.9
Other revenue (expense)	144.5	(12.9)	131.6	0.1	–	0.1	131.7

Total operating revenue	11,150.3	(147.7)	11,002.6	1,646.5	(2.8)	1,643.7	12,646.3
Net investment income	154.7	–	154.7	22.5	–	22.5	177.2
Net realized (losses) gains on investments	(0.4)	–	(0.4)	0.6	–	0.6	0.2

Total revenues	11,304.6	(147.7)	11,156.9	1,669.6	(2.8)	1,666.8	12,823.7
Benefit expense	8,243.9	(147.7)	8,096.2	1,314.5	(18.0)	1,296.5	9,392.7
Selling, general and administrative expense:
Selling expense	370.6	–	370.6	–	19.5	19.5	390.1
General and administrative expense	1,477.2	–	1,477.2	234.2	(4.3)	229.9	1,707.1

Total selling, general and administrative expense	1,847.8	–	1,847.8	234.2	15.2	249.4	2,097.2
Cost of drugs	73.8	–	73.8	–	–	–	73.8
Interest expense	56.1	–	56.1	–	–	–	56.1
Amortization of other intangible assets	59.6	–	59.6	–	–	–	59.6

Total expenses	10,281.2	(147.7)	10,133.5	1,548.7	(2.8)	1,545.9	11,679.4

Income before income tax expense	1,023.4	–	1,023.4	120.9	–	120.9	1,144.3

Income tax expense	382.7	–	382.7	45.2	–	45.2	427.9

Net income	$640.7	$–	$640.7	$75.7	$–	$75.7	$716.4

Benefit expense ratio[2]	79.9%		79.5%	87.3%		86.9%	80.5%
Selling, general and administrative expense ratio[3]	16.6%		16.8%	14.2%		15.2%	16.6%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Three Months Ended September 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Operating Revenue
Health Care	$10,674.5	$(181.1)	$10,493.4	$–	$1,603.2	$1,603.2	$12,096.6
Specialty	723.1	45.7	768.8	–	8.1	8.1	776.9
Other	(247.3)	(12.3)	(259.6)	–	32.4	32.4	(227.2)
Commercial Managed Care	–	–	–	1,429.3	(1,429.3)	–	–
Other Insurance Products and Services	–	–	–	217.2	(217.2)	–	–

Total operating revenue	$11,150.3	$(147.7)	$11,002.6	$1,646.5	$(2.8)	$1,643.7	$12,646.3

Operating Gain (Loss)[2]
Health Care	$916.6	$(11.0)	$905.6	$–	$100.5	$100.5	$1,006.1
Specialty	89.2	11.0	100.2	–	–	–	100.2
Other	(21.0)	–	(21.0)	–	(2.7)	(2.7)	(23.7)
Commercial Managed Care	–	–	–	90.4	(90.4)	–	–
Other Insurance Products and Services	–	–	–	7.4	(7.4)	–	–

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	We use operating gain (loss) to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No.131, Disclosure about Segments of an Enterprise and Related Information. Operating gain (loss) is defined as operating revenue less benefit expense, selling expense, general and administrative expense and cost of drugs.

Premiums increased $3.0 billion, or 29%, to $13.2 billion in 2006. On a comparable basis, premiums increased $1.5 billion, or 13%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and new enrollment in our Medicare Part D products.

Administrative fees increased $178.9 million, or 26%, to $867.8 million in 2006. On a comparable basis, administrative fees increased $26.9 million, or 3%, primarily due to self-funded membership growth in National Accounts, including BlueCard, and rate increases in National and Large Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Health Care segment and third party clients. Other revenue increased $18.8 million, or 14%, to $150.4 million in 2006. On a comparable basis, other revenue increased $18.7 million, or 14%, primarily due to revenue generated by growth in mail-order prescription revenue from both our Health Care segment and third parties. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $68.1 million, or 44%, to $222.8 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30
	2006	2005	$ Change
(In millions)
Net realized gains from the sale of fixed maturity securities	$0.8	$4.9	$(4.1)
Net realized gains from the sale of equity securities	16.2	0.2	16.0
Other-than-temporary impairments – credit related	(11.7)	(3.1)	(8.6)
Other-than-temporary impairments – interest rate related	(0.6)	–	(0.6)
Other realized losses	(0.1)	(2.4)	2.3

Net realized gains (losses)	$4.6	$(0.4)	$5.0

Net realized gains in 2006 related primarily to the sale of equity securities at a gain, partially offset by credit related other-than-temporary impairments, primarily from equity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process. Net realized losses in 2005 related to other-than-temporary impairments of equity securities and realized losses on sales of other invested assets, partially offset by sales of fixed maturity securities resulting in net realized gains.

Benefit expense increased $2.6 billion, or 32%, to $10.7 billion in 2006. On a comparable basis, benefit expense increased $1.3 billion, or 14%, primarily due to increased cost of care, which was driven by higher costs in inpatient and outpatient services, the addition of the New York State prescription drug contract, and benefit expense for our Medicare Part D products.

On a comparable basis, our benefit expense ratio increased 80 basis points to 81.3% in 2006. This increase was driven by the addition of the New York State prescription drug contract and growth in FEP, both of which have a higher benefit expense ratio than our other business, as well as changes in our claim experience in State Sponsored business in certain California counties. The increase in the benefit expense ratio in 2006 was partially offset by a lower benefit expense ratio in our Medicare Part D products as more participants reached the “doughnut hole”, or coverage gap, which represents the portion of the Medicare Part D product design where the participant, or the government on the participant’s behalf, is fully responsible for all claims until the claim coverage by the insurance company resumes.

Selling, general and administrative expense increased $350.9 million, or 19%, to $2.2 billion in 2006. On a comparable basis, selling, general and administrative expense increased $101.5 million, or 5%. The increase in selling, general and administrative expense was primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business, as well as additional share-based compensation expense resulting from our January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”).

On a comparable basis, our selling, general and administrative expense ratio decreased 110 basis points to 15.5% in 2006, primarily due to growth in premium income and further leveraging general and administrative costs over a larger membership base.

Interest expense increased $49.5 million, or 88%, to $105.6 million in 2006, primarily due to additional interest expense on the debt incurred in conjunction with the acquisition of WellChoice.

Amortization of other intangible assets increased $15.2 million, or 26%, to $74.8 million in 2006, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the acquisition of WellChoice.

Income tax expense increased $61.1 million, or 16%, to $443.8 million in 2006. The effective tax rate in 2006 and 2005 was 35.4% and 37.4%, respectively. The 200 basis point decrease in the effective tax rate in 2006 was primarily due to a $28.0 million tax benefit resulting from lower effective state tax rates. During the three months ended September 30, 2006, we decreased our state deferred tax liability by $43.0 million, resulting in a tax benefit, net of federal taxes, of $28.0 million. This resulted from a lower effective tax rate due to changes in our state tax apportionment factors following the WellChoice acquisition.

Our net income as a percentage of total revenue decreased 10 basis points, from 5.7% in 2005 to 5.6% in 2006. The decrease in this metric reflected a combination of all factors discussed above. Excluding the tax benefit resulting from lower effective California state tax rates that was recognized in the third quarter of 2006 and realized losses on investments in 2006 and 2005, net income as a percentage of total revenue decreased by 30 basis points in 2006 to 5.4%, from 5.7% in 2005. This decrease was primarily due to a business mix shift including the addition of lower margin governmental business and the increase in share-based compensation expense following our adoption of FAS 123R in 2006, partially offset by an increase in premium revenue.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Our reportable segments are Health Care, Specialty and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 10 to our unaudited consolidated financial statements for the nine months ended September 30, 2006 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended September 30, 2006 and 2005 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the three months ended September 30, 2006 and 2005 are as follows:

				Comparable Basis
	Three Months Ended September 30		% Change	Three Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue	$13,644.9	$10,493.4	30%	$12,096.6	$1,548.3	13%
Operating gain	$1,093.9	$905.6	21%	$1,006.1	$87.8	9%
Operating margin	8.0%	8.6%	(60)bp	8.3%		(30	)bp

Operating revenue increased $3.2 billion, or 30%, to $13.6 billion in 2006. On a comparable basis, operating revenue increased $1.5 billion, or 13%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Operating gain increased $188.3 million, or 21%, to $1.1 billion in 2006. On a comparable basis, operating gain increased $87.8 million, or 9%, primarily due to disciplined pricing and continued expense control, partially offset by a decline related to changes in our claim experience in State Sponsored business in certain California counties.

The operating margin in 2006 was 8.0%, a 30 basis point decrease on a comparable basis primarily due to a business mix shift, including the addition of lower margin governmental business and the increase in share-based compensation expense following our adoption of FAS 123R in 2006.

Specialty

Our Specialty segment’s summarized results of operations for the three months ended September 30, 2006 and 2005 are as follows:

					Comparable Basis
	Three Months Ended September 30		% Change		Three Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue	$902.7	$768.8	17%		$776.9	$125.8	16%
Operating gain	$128.7	$100.2	28%		$100.2	$28.5	28%
Operating margin	14.3%	13.1%	120	bp	13.0%		130bp

Operating revenue increased $133.9 million, or 17%, to $902.7 million in 2006. On a comparable basis, operating revenue increased $125.8 million, or 16%, primarily due to increased prescription volume driven by the addition of Medicare Part D, as well as an increase in our specialty pharmacy business.

On both a reported and comparable basis, operating gain increased $28.5 million, or 28%, to $128.7 million in 2006, primarily due to increased prescription volume driven by the addition of Medicare Part D, as well as due to continued growth in our ongoing specialty operations.

Other

Our summarized results of operations for our Other segment for the three months ended September 30, 2006 and 2005 are as follows:

				Comparable Basis
	Three Months Ended September 30		% Change	Three Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue from external customers	$114.8	$84.8	35%	$117.2	$(2.4)	(2)%
Elimination of intersegment revenue	(463.9)	(344.4)	35%	(344.4)	(119.5)	35%

Total operating revenue	$(349.1)	$(259.6)	34%	$(227.2)	$(121.9)	54%

Operating loss	$(15.0)	$(21.0)	29%	$(23.7)	$8.7	37%

Operating revenue from external customers increased $30.0 million, or 35%, to $114.8 million in 2006. On a comparable basis, operating revenue from external customers decreased $2.4 million, or 2%. On both a reported and comparable basis, the elimination of intersegment revenue increased $119.5 million, or 35%, in 2006, reflecting additional sales by our Specialty segment’s PBM companies of Medicare Part D and specialty pharmacy products to our Health Care segment.

Operating loss decreased $6.0 million, or 29%, to $15.0 million in 2006. On a comparable basis, operating loss decreased $8.7 million, or 37%. The decrease in operating loss for the Other segment is primarily driven by increased allocations of shared expenses to our Health Care and Specialty segments, as well as lower retention bonuses associated with the merger between the former Anthem, Inc. and the former WellPoint Health Networks Inc.

VII.	Results of Operations—Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Our consolidated results of operations for the nine months ended September 30, 2006 and 2005 are discussed in the following section.

					Comparable Basis[1,2]
	Nine Months Ended September 30		% Change		Nine Months Ended September 30, 2005	$ Change	% Change
(In millions, except per share data)	2006	2005
Premiums	$38,678.0	$30,394.8	27		$34,738.5	$3,939.5	11
Administrative fees	2,628.9	2,013.8	31		2,469.4	159.5	6
Other revenue	448.6	385.8	16		385.7	62.9	16

Total operating revenue	41,755.5	32,794.4	27		37,593.6	4,161.9	11
Net investment income	653.4	453.2	44		513.6	NM3	NM3
Net realized (losses) gains on investments	(11.4)	1.4	NM3		5.6	NM3	NM3

Total revenues	42,397.5	33,249.0	28		38,112.8	4,284.7	11
Benefit expense	31,443.9	24,424.9	29		28,169.8	3,274.1	12
Selling, general and administrative expense:
Selling expense	1,230.3	1,097.7	12		1,153.4	76.9	7
General and administrative expense	5,333.1	4,312.1	24		5,021.3	311.8	6

Total selling, general and administrative expense	6,563.4	5,409.8	21		6,174.7	388.7	6
Cost of drugs	233.0	218.5	7		218.5	NM3	NM3
Interest expense	303.5	168.2	80		168.2	NM3	NM3
Amortization of other intangible assets	223.1	178.7	25		178.7	NM3	NM3

Total expenses	38,766.9	30,400.1	28		34,909.9	NM3	NM3

Income before income tax expense	3,630.6	2,848.9	27		3,202.9	NM3	NM3

Income tax expense	1,336.8	1,037.1	29		1,169.9	NM3	NM3

Net income	$2,293.8	$1,811.8	27		$2,033.0	NM3	NM3

Average diluted shares outstanding	647.1	624.7	4%		NM3	NM3	NM3
Diluted net income per share	$3.54	$2.90	22%		NM3	NM3	NM3
Benefit expense ratio[4]	81.3%	80.4%	90	bp5	81.1%		20bp5
Selling, general and administrative expense ratio[6]	15.7%	16.5%	(80	)bp5	16.4%		(70	)bp5
Income before income taxes as a percentage of total revenue	8.6%	8.6%	–		NM3		NM3
Net income as a percentage of total revenue	5.4%	5.4%	–		NM3		NM3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See below for discussion of “comparable basis” information.
[2]	For certain line items impacted by our acquisition of WellChoice, comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.
[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

We discuss our operations using “comparable basis” information, which is presented to provide a more meaningful prior-year comparison to the current year, due to our December 28, 2005 acquisition of WellChoice. Comparable basis information is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of WellPoint had the acquisition been completed as of January 1, 2005. Comparable basis information for the nine months ended September 30, 2005 was calculated by adding the reclassified historical statements of income for WellPoint and WellChoice and includes no intercompany eliminations or pro forma adjustments.

	Nine Months Ended September 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Premiums	$30,806.7	$(411.9)	$30,394.8	$4,381.9	$(38.2)	$4,343.7	$34,738.5
Administrative fees	2,022.8	(9.0)	2,013.8	421.8	33.8	455.6	2,469.4
Other revenue (expense)	419.6	(33.8)	385.8	(0.1)	–	(0.1)	385.7

Total operating revenue	33,249.1	(454.7)	32,794.4	4,803.6	(4.4)	4,799.2	37,593.6
Net investment income	453.2	–	453.2	60.4	–	60.4	513.6
Net realized gains on investments	1.4	–	1.4	4.2	–	4.2	5.6

Total revenues	33,703.7	(454.7)	33,249.0	4,868.2	(4.4)	4,863.8	38,112.8
Benefit expense	24,879.6	(454.7)	24,424.9	3,795.0	(50.1)	3,744.9	28,169.8
Selling, general and administrative expense:
Selling expense	1,097.7	–	1,097.7	–	55.7	55.7	1,153.4
General and administrative expense	4,312.1	–	4,312.1	719.2	(10.0)	709.2	5,021.3

Total selling, general and administrative expense	5,409.8	–	5,409.8	719.2	45.7	764.9	6,174.7
Cost of drugs	218.5	–	218.5	–	–	–	218.5
Interest expense	168.2	–	168.2	–	–	–	168.2
Amortization of other intangible assets	178.7	–	178.7	–	–	–	178.7

Total expenses	30,854.8	(454.7)	30,400.1	4,514.2	(4.4)	4,509.8	34,909.9

Income before income tax expense	2,848.9	–	2,848.9	354.0	–	354.0	3,202.9

Income tax expense	1,037.1	–	1,037.1	132.8	–	132.8	1,169.9

Net income	$1,811.8	$–	$1,811.8	$221.2	$–	$221.2	$2,033.0

Benefit expense ratio[2]	80.8%		80.4%	86.6%		86.2%	81.1%
Selling, general and administrative expense ratio[3]	16.3%		16.5%	15.0%		15.9%	16.4%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

	Nine Months Ended September 30, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
(In millions)	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
Operating Revenue
Health Care	$31,814.7	$(563.3)	$31,251.4	$–	$4,675.5	$4,675.5	$35,926.9
Specialty	2,114.4	157.9	2,272.3	–	24.1	24.1	2,296.4
Other	(680.0)	(49.3)	(729.3)	–	99.6	99.6	(629.7)
Commercial Managed Care	–	–	–	4,131.8	(4,131.8)	–	–
Other Insurance Products and Services	–	–	–	671.8	(671.8)	–	–

Total operating revenue	$33,249.1	$(454.7)	$32,794.4	$4,803.6	$(4.4)	$4,799.2	$37,593.6

Operating Gain (Loss)[2]
Health Care	$2,562.8	$(23.3)	$2,539.5	$–	$295.2	$295.2	$2,834.7
Specialty	273.0	20.6	293.6	–	0.5	0.5	294.1
Other	(94.6)	2.7	(91.9)	–	(6.3)	(6.3)	(98.2)
Commercial Managed Care	–	–	–	236.4	(236.4)	–	–
Other Insurance Products and Services	–	–	–	53.0	(53.0)	–	–

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	We use operating gain (loss) to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. (“FAS”) 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain (loss) is defined as operating revenue less benefit expense, selling expense, general and administrative expense and cost of drugs.

Premiums increased $8.3 billion, or 27%, to $38.7 billion in 2006. On a comparable basis, premiums increased $3.9 billion, or 11%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Administrative fees increased $615.1 million, or 31%, to $2.6 billion in 2006. On a comparable basis, administrative fees increased $159.5 million, or 6%, primarily due to self-funded membership growth in National Accounts, including BlueCard, and rate increases in National and Large Group. Self-funded membership gains, driven by successful efforts to attract large self-funded accounts, were attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Health Care segment and third party clients. Other revenue increased $62.8 million, or 16%, to $448.6 million in 2006. On a comparable basis, other revenue increased $62.9 million, or 16%, primarily due to revenue generated by growth in mail-order prescription revenue from both our Health Care segment and third parties. Increased mail-order prescription volume resulted from both membership increases and additional utilization of our PBM’s mail-order pharmacy option.

Net investment income increased $200.2 million, or 44%, to $653.4 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset due to the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30
	2006	2005	$ Change
(In millions)
Net realized (losses) gains from the sale of fixed maturity securities	$(58.8)	$11.4	$(70.2)
Net realized gains (losses) from the sale of equity securities	87.9	(2.4)	90.3
Other-than-temporary impairments – credit related	(22.7)	(7.1)	(15.6)
Other-than-temporary impairments – interest rate related	(23.6)	–	(23.6)
Other realized gains (losses)	5.8	(0.5)	6.3

Net realized (losses) gains	$(11.4)	$1.4	$(12.8)

Subsequent to the acquisition of WellChoice, during 2006, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. Due to the increasing interest rate environment, the majority of the sales of fixed maturity securities resulted in realized losses. For equity securities, our 2006 sales to restructure the merged portfolios primarily resulted in realized gains. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Benefit expense increased $7.0 billion, or 29%, to $31.4 billion in 2006. On a comparable basis, benefit expense increased $3.3 billion, or 12%, primarily due to increased cost of care, which was driven by higher costs in inpatient and outpatient services, the addition of the New York State prescription drug contract and benefit expense for our Medicare Part D products.

On a comparable basis, our benefit expense ratio increased 20 basis points to 81.3% in 2006. This increase was primarily driven by the addition of the New York State prescription drug contract and Medicare Part D products, partially offset by disciplined pricing, moderating cost of care trends, and the non-recurrence of $35.0 million of benefit expense recorded in the second quarter of 2005 related to the multi-district litigation settlement agreement, or MDL settlement agreement, discussed in Note 12 to our unaudited consolidated financial statements as of and for the nine months ended September 30, 2006 included in this Quarterly Report on Form 10-Q.

Selling, general and administrative expense increased $1.2 billion, or 21%, to $6.6 billion in 2006. On a comparable basis, selling, general and administrative expense increased $388.7 million, or 6%. Selling, general and administrative expense in 2005 included charges of $68.0 million related to the MDL settlement agreement. Excluding these MDL settlement agreement charges in 2005, the increase in selling, general and administrative expense of $456.7 million was primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business, as well as increases in share-based compensation expense resulting from our January 1, 2006 adoption of FAS 123R.

On a comparable basis, our selling, general and administrative expense ratio decreased 70 basis points to 15.7% in 2006. This decrease was partially driven by the non-recurrence of $68.0 million of expense recorded in 2005 related to the MDL settlement agreement. Excluding the impact of the cost incurred related to the MDL settlement agreement in 2005, our selling, general and administrative expense ratio decreased by 50 basis points, primarily due to growth in premium income and further leveraging general and administrative costs over a larger membership base.

Cost of drugs increased $14.5 million, or 7%, to $233.0 million in 2006, primarily due to higher mail-order prescription volume at our PBM companies.

Interest expense increased $135.3 million, or 80%, to $303.5 million in 2006, primarily due to additional interest expense on the debt incurred in conjunction with the acquisition of WellChoice.

Amortization of other intangible assets increased $44.4 million, or 25%, to $223.1 million in 2006, primarily due to additional amortization expense related to identifiable intangible assets with finite lives resulting from the acquisition of WellChoice.

Income tax expense increased $299.7 million, or 29%, to $1.3 billion in 2006. The effective tax rate increased by 40 basis points to 36.8% in 2006 compared with 36.4% in 2005. Included in 2006 is a $28.0 million tax benefit resulting from lower effective state tax rates. During the nine months ended September 30, 2006, we decreased our state deferred tax liability by $43.0 million, resulting in a tax benefit, net of federal taxes, of $28.0 million. This resulted from a lower effective tax rate due to changes in our state tax apportionment factors following the WellChoice acquisition. Included in 2005 was $28.4 million in tax benefits associated with a refund claim recognizing the deductibility of capital losses on the sale of certain subsidiaries that occurred in prior years.

Our net income as a percentage of total revenue in 2006 remained unchanged from 2005 at 5.4%. The result of this metric reflects a combination of all factors discussed above. Excluding the 2006 tax benefit related to the lower California state tax rate, expenses related to the 2005 MDL settlement agreement, the 2005 tax benefit associated with the refund claim, and 2006 and 2005 realized gains and losses on investments, the 2006 and 2005 net income as a percentage of total revenue would have been 5.4% and 5.6%, respectively, resulting in a 20 basis point decrease in 2006. This decrease was primarily due to a business mix shift including the addition of lower margin governmental business and the increase in share-based compensation expense resulting from our adoption of FAS 123R in 2006, partially offset by an increase in premium revenue.

The discussions of segment results for the nine months ended September 30, 2006 and 2005 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Health Care

Our Health Care segment’s summarized results of operations for the nine months ended September 30, 2006 and 2005 are as follows:

					Comparable Basis
	Nine Months Ended September 30		% Change		Nine Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue	$40,094.0	$31,251.4	28%		$35,926.9	$4,167.1	12%
Operating gain	$3,190.4	$2,539.5	26%		$2,834.7	$355.7	13%
Operating margin	8.0%	8.1%	(10	)bp	7.9%		10	bp

Operating revenue increased $8.8 billion, or 28%, to $40.1 billion in 2006. On a comparable basis, operating revenue increased $4.2 billion, or 12%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and our Medicare Part D products.

Operating gain increased $650.9 million, or 26%, to $3.2 billion in 2006. On a comparable basis, operating gain increased $355.7 million, or 13%, primarily due to the non-recurrence of $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005, as well as disciplined pricing across all lines of business and continued expense control.

The operating margin in 2006 was 8.0%, a 10 basis point increase on a comparable basis. The comparable basis operating margin in 2005 was adversely impacted by $35.0 million in benefit expense and $68.0 million in administrative expense related to the MDL settlement agreement in the second quarter of 2005. Excluding the impact of the MDL settlement agreement in 2005, the 2005 comparable basis operating margin would have been 8.2%, resulting in a 20 basis point decrease in the current period, primarily due to a business mix shift, including the addition of lower margin governmental business and the impact of stock option expense following the adoption of FAS 123R in 2006.

Specialty

Our Specialty segment’s summarized results of operations for the nine months ended September 30, 2006 and 2005 are as follows:

					Comparable Basis
	Nine Months Ended September 30		% Change		Nine Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue	$2,637.3	$2,272.3	16%		$2,296.4	$340.9	15%
Operating gain	$380.4	$293.6	30%		$294.1	$86.3	29%
Operating margin	14.4%	12.9%	150	bp	12.8%		160	bp

Operating revenue increased $365.0 million, or 16%, to $2.6 billion in 2006. On a comparable basis, operating revenue increased $340.9 million, or 15%, primarily due to increased prescription volume driven by the addition of Medicare Part D, as well as an increase in our specialty pharmacy business.

Operating gain increased $86.8 million, or 30%, to $380.4 million in 2006. On a comparable basis, operating gain increased $86.3 million, or 29%, primarily due to a change in estimate in noncurrent reserves for future policy benefits following the change of experience factors for waiver of premium reserves based on the recently released group term life mortality study, and higher prescription volume resulting from the addition of Medicare Part D.

Other

Our summarized results of operations for our Other segment for the nine months ended September 30, 2006 and 2005 are as follows:

				Comparable Basis
	Nine Months Ended September 30		% Change	Nine Months Ended September 30, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue from external customers	$346.1	$257.2	35%	$356.8	$(10.7)	(3)%
Elimination of intersegment revenue	(1,321.9)	(986.5)	34%	(986.5)	(335.4)	34%

Total operating revenue	$(975.8)	$(729.3)	34%	$(629.7)	$(346.1)	55%

Operating loss	$(55.6)	$(91.9)	39%	$(98.2)	$42.6	43%

Operating revenue from external customers increased $88.9 million, or 35%, to $346.1 million in 2006. On a comparable basis, operating revenue from external customers decreased $10.7 million, or 3%. On both a reported and comparable basis, the elimination of intersegment revenue increased $335.4 million, or 34%, in 2006, reflecting additional sales by our PBM companies of Medicare Part D and specialty pharmacy products to our Health Care segment.

Operating loss decreased $36.3 million, or 39%, to $55.6 million in 2006. On a comparable basis, operating loss decreased $42.6 million, or 43%, primarily due to lower expenses related to retention bonuses and other compensation costs associated with the merger between the former Anthem, Inc. and the former WellPoint Health Networks Inc.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At September 30, 2006, this liability was $5.3 billion and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96%, or $5.1 billion of our total medical claims liability as of September 30, 2006; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4%, or $199.7 million, of the total medical claims liability as of September 30, 2006. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 4% of our total medical claims liability, due to timing of when claim payments are made.

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

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of September 30, 2006 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At September 30, 2006, the variability in months three to five was estimated to be between 20 and 80 basis points, while months six through twelve have much lower variability ranging from 0 to 15 basis points.

Over the period from December 31, 2005 to September 30, 2006, completion factors have increased. With consideration of claim payments through September 30, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period have developed higher than those used at December 31, 2005, primarily because we are receiving claims information from our providers more timely as a result of increased electronic submissions. In addition, we are paying claims more quickly once they have been received. This resulted in approximately $91.7 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the nine months ended September 30, 2006. This continued increase has been taken into consideration when determining the completion factors used in establishing the September 30, 2006 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $104.0 million, in the September 30, 2006 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

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

The other major assumption used in the establishment of the September 30, 2006 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At September 30, 2006, there was an 700 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $499.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at September 30, 2006. As we look at the year-over-year claim trend for the prior period (August and September 2005) compared to the current period (August and September 2006), the trend used in our reserve models have increased slightly. However, claim trends observed as of December 31, 2005 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2005. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the nine months ended September 30, 2006, resulted in approximately $484.8 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the nine months ended September 30, 2006.

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

As summarized below, Note 10 to our audited consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2006 and 2005 and the years ended December 31, 2005, 2004 and 2003 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2006	2005	2005	2004	2003
	(In millions)
Gross medical claims payable, beginning of period	$4,853.4	$4,134.0	$4,134.0	$1,836.0	$1,797.3
Ceded medical claims payable, beginning of period	(27.7)	(31.9)	(31.9)	(8.7)	(2.8)

Net medical claims payable, beginning of period	4,825.7	4,102.1	4,102.1	1,827.3	1,794.5

Business combinations and purchase adjustments	(6.4)	–	784.5	2,331.0	(20.6)
Net incurred medical claims:
Current year	31,845.2	24,707.8	32,865.6	15,344.9	12,316.7
Prior years (redundancies)	(576.5)	(600.0)	(644.9)	(171.9)	(225.9)

Total net incurred medical claims	31,268.7	24,107.8	32,220.7	15,173.0	12,090.8

Net payments attributable to:
Current year medical claims	26,830.6	20,900.3	28,997.1	12,453.2	10,546.5
Prior years medical claims	3,989.3	3,233.0	3,284.5	2,776.0	1,490.9

Total net payments	30,819.9	24,133.3	32,281.6	15,229.2	12,037.4

Net medical claims payable, end of period	5,268.1	4,076.6	4,825.7	4,102.1	1,827.3
Ceded medical claims payable, end of period	41.0	31.1	27.7	31.9	8.7

Gross medical claims payable, end of period	$5,309.1	$4,107.7	$4,853.4	$4,134.0	$1,836.0

Current year medical claims paid as a percent of current year net incurred medical claims	84.3%	84.6%	88.2%	81.2%	85.6%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	13.6%	17.1%	18.7%	10.4%	14.4%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.8%	3.9%	4.2%	1.4%	2.3%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $576.5 million shown above for the nine months ended September 30, 2006 represents an estimate based on paid claim activity from January 1, 2006 to September 30, 2006, and may not be indicative of the expected prior year experience for the year ending December 31, 2006. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 84%, of the $576.5 million redundancy relates to claims incurred in calendar year 2005, with the remaining 16% related to claims incurred in 2004 and prior.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.2% for 2005, 81.2% for 2004, and 85.6% for 2003. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,057.7 million, current year net incurred medical claims would have been $13,835.1 million and the adjusted ratio would have been approximately 87.2% for 2004. Comparison of the 2005 ratio of 88.2%, the adjusted 2004 ratio of 87.2% and the 2003 ratio of 85.6% indicate that we are paying claims faster. The increase is primarily attributable to improved processes and our provider networks submitting claims information to us more timely as a result of increased electronic submissions. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. Review of the nine-month periods presented above shows that as of September 30, 2006, 84.3% of current year net incurred medical claims had been paid in the period incurred, as compared to 84.6% for the same period in 2005.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 18.7% for 2005, 10.4% for 2004 and 14.4% for 2003. As discussed previously, the 830 basis point increase in this metric for 2005 was caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior period. This ratio was 13.6% for the nine months ended September 30, 2006 and 17.1% for the nine months ended September 30, 2005. The 350 basis point decrease over the two periods results from actual completion factors and claims trends differing from the assumptions used.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. This metric was 4.2% for 2005, 1.4% for 2004 and 2.3% for 2003. This ratio is calculated using the redundancy of $644.9 million, shown above, which represents an estimate based on paid claim activity from January 1, 2005 to December 31, 2005. The 2005 ratio is impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004 estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005. The 2.3% ratio for 2003 was impacted by having only five months of net incurred medical claims in 2002 related to the former Trigon Healthcare, Inc. If the former Trigon Healthcare, Inc. had been included for the full year 2002, the ratio would have been approximately 2.0% for 2003. For the nine months ended September 30, 2006, the metric was 1.8%, which was calculated using the redundancy of $576.5 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2006 to September 30, 2006. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.5% for the nine months ended September 30, 2006. If the former WHN would have been included for the full year 2004, this ratio would have been approximately 1.9% for the nine months ended September 30, 2005. The ratio of 1.8% is subject to change based on future paid medical claim activity through the remainder of 2006.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the tax appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of September 30, 2006, the Internal Revenue Service continues its examination of our 2003 and 2004 tax years. Various tax examinations and proceedings also continue for pre-consolidation periods of subsidiaries.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. See also New Accounting Pronouncements disclosure included in this Form 10-Q for discussion of new accounting guidance related to uncertain tax positions.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2006 was $13.4 billion and other intangible assets were $9.5 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 95% of our consolidated shareholders’ equity at September 30, 2006.

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

Investments

Current and long-term available-for-sale investment securities were $17.4 billion at September 30, 2006 and represented 34% of our total consolidated assets at September 30, 2006. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the majority of our fixed maturity and equity securities are classified as “available-for-sale” securities and are reported at fair value. We classify our investments in available-for-sale debt securities as current or non-current assets based on their contractual maturities. Certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. The assets underlying the rabbi trusts are generally invested according to the participants’ investment election. Through December 31, 2005, we classified assets held in rabbi trusts as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the deferred compensation plans, we changed its classification for the majority of such securities from available-for-sale to trading, which are reported in “Other invested assets, current” in the consolidated balance sheet. The change in the fair value of the rabbi trust assets for the nine months ended September 30, 2006 resulted in $15.1 million of realized gains, which, together with net investment income from rabbi trust assets of $6.2 million, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in compensation expense.

In addition to available-for-sale and trading investment securities, we held additional long-term investments of $253.1 million, or 0.5% of total consolidated assets, at September 30, 2006. These long-term investments consist primarily of real estate and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or the FSP, which was effective for us January 1, 2006. The adoption of the FSP did not have a significant impact on our consolidated financial position or results of operations.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $46.3 million and $7.1 million, respectively, for the nine months ended September 30, 2006 and 2005.

Management believes it has adequately reviewed our investment securities for impairment and that they are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the collateral as an asset under “securities lending collateral” on our balance sheet and we record a corresponding liability for the obligation to return the collateral to the borrower under “securities lending payable”.

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

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees, including plans sponsored by WellChoice and WHN prior to the related mergers. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the effects on our computation of pension expense from the performance of the pension plans’ assets and changes in pension liabilities are amortized over future periods. For each of our defined benefit pension plans, we use a September 30 measurement date for determining benefit obligations and fair value of plan assets. The effective rates discussed below for prior years are based on a weighted average of all the plans and include the effect of using two measurement dates.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our September 30, 2006 measurement date, we selected a rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. Our prior year weighted average expected long-term return on plan assets of 7.80% (used for 2006 expense recognition) includes a plan sponsored by the former WellChoice, which was acquired on December 28, 2005. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our September 30, 2006 measurement date. The selected discount rate for all plans is 5.90% (compared to a weighted average discount rate of 5.31% for 2006 expense recognition), which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

In managing the plans’ assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in the Company’s expense and cash flow. As of our September 30, 2006 measurement date, we had approximately 67% of plan assets invested in equity securities, 27% in fixed maturity securities and 6% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

At September 30, 2006, our consolidated net prepaid pension asset was $292.6 million. For the year ending December 31, 2006, there are no contributions required under ERISA; however the Company elected to make a discretionary contribution of $100.7 million during the three months ended September 30, 2006.

We recognized consolidated pre-tax pension expense of $12.7 million and $11.4 million for the three months ended September 30, 2006 and 2005, respectively. We recognized consolidated pre-tax pension expense of $22.3 million and $34.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Effective January 1, 2006, we curtailed the benefits under the WellPoint Cash Balance Pension Plan, or the Plan, which name changed from the Anthem Cash Balance Pension Plan effective January 1, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of pension service for vesting. Employees hired on or after January 1, 2006 will not be eligible to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in previously merged plans. Grandfathered participants will continue to receive pay credits under the Plan formula. We recorded a curtailment gain of $4.6 million in the first quarter of 2006. We increased our matching contributions to certain defined contribution plans during 2006 at amounts equal to or greater than the curtailment gain amount.

Effective January 1, 2007, we intend to curtail the benefits under the Empire Blue Cross Blue Shield Cash Balance Pension Plan, or the Empire Plan. In conjunction with this curtailment, the Empire Plan will be merged into the Plan on December 31, 2006. Most participants will no longer have pay credits added to their accounts, but will continue to earn interest on existing account balances. Participants will continue to earn years of service for vesting. Employees hired on or after January 1, 2007 will not be able to participate in the Plan. Certain participants will be “grandfathered” into the Plan based on age and years of service in the Empire Plan. Grandfathered participants will continue to receive pay credits under the Plan formula. Any resulting curtailment gain or loss is not expected to be material to the consolidated financial statements.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $496.4 million at September 30, 2006.

At our September 30, 2006 measurement date, the selected discount rate for all plans was 5.90% (compared to a weighted average discount rate of 5.29% for 2006 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our September 30, 2006 measurement date was 9.00% for 2007 with a gradual decline to 5.00% by the year 2012. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. See also New Accounting Pronouncements disclosure included in this Form 10-Q for discussion of new accounting guidance related to retirement benefits.

New Accounting Pronouncements

We maintain a share-based employee compensation plan. Prior to January 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123R under the modified prospective method of adoption for which compensation expense related to stock options is recognized on a prospective basis. Prior period results have not been restated. See Note 4, Capital Stock, in the notes to the consolidated financial statements in this Form 10-Q for more information regarding the adoption of FAS 123R.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 is effective for us on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48; however, it is not expected to have a material impact on the consolidated financial statements upon adoption.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of FAS 158 are effective for us on December 31, 2006. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. We are currently evaluating the impact of the adoption of the recognition provisions of FAS 158; however, it is not expected to have a material impact on the consolidated financial statements.

There were no other new accounting pronouncements issued during the first nine months of 2006 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006, net cash flow provided by operating activities was $2,613.3 million, compared to $2,320.4 million for the nine months ended September 30, 2005, an increase of $292.9 million. This increase resulted from improved net income, including the impact of the acquisition of WellChoice, partially offset by higher tax payments.

Net cash flow used in investing activities was $161.7 million in 2006, compared to $1,948.0 million of cash used in 2005. The table below outlines the decrease in cash flow used in investing activities of $1,786.3 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Decrease in net purchases of investments	$680.9
Increase in securities lending collateral	833.3
Decrease in net purchases of subsidiaries	305.2
Increase in payments for settlement of a cash flow hedge	(24.7)
Increase in net purchases of property and equipment	(8.4)

Net decrease in cash used in investing activities	$1,786.3

Net cash flow used in financing activities was $2,962.3 million in 2006 compared to cash provided by financing activities of $333.7 million in 2005. The table below outlines the increase in cash used in financing activities of $3,296.0 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net decrease in proceeds from commercial paper borrowings	$(98.9)
Increase in net proceeds from long-term borrowings	659.4
Decrease in securities lending payable	(833.3)
Increase in bank overdrafts	442.0
Increase in repurchases of common stock	(3,666.6)
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	89.1
Decrease in proceeds from sale of put options	(1.1)
Increase in excess tax benefits from share-based compensation	113.4

Net increase in cash used in financing activities	$(3,296.0)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including other invested assets, current and long-term, of $20.3 billion at September 30, 2006. Since December 31, 2005, total cash, cash equivalents and investments, including other invested assets, current and long-term, remained constant as cash generated from operations was used for the repurchase of our common stock.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain undertakings include the requirement to maintain certain capital levels in our California and Georgia subsidiaries. At September 30, 2006, we held at the parent company approximately $1.5 billion of our consolidated $20.3 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 23.3% as of September 30, 2006 and 21.4% as of December 31, 2005.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 28, 2005, we filed a shelf registration with the U. S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On January 10, 2006, we issued $700.0 million of 5.000% notes due 2011; $1.1 billion of 5.250% notes due 2016; and $900.0 million of 5.850% notes due 2036 under this registration statement. The proceeds from this debt issuance were used to repay a bridge loan of $1.7 billion and $1.0 billion in commercial paper borrowed to partially fund the acquisition of WellChoice.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2006. At September 30, 2006, we had $869.6 million available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program (increased from $2.0 billion on March 15, 2006). Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.6 billion of borrowings outstanding under this commercial paper program as of September 30, 2006. The borrowings outstanding as of September 30, 2006 are classified as long-term debt as our intent is to replace short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating at least $2.1 billion of dividends to be paid to the parent company during 2006. For the nine months ended September 30, 2006, we received approximately $1.7 billion of dividends from our subsidiaries.

During December 2004, we completed a tender offer to purchase subsidiary surplus notes from the holders, and purchased $258.0 million of 9.125% notes due 2010 and $174.9 million of 9.000% notes due 2027. Future interest payments on these portions of the notes will be paid by the subsidiary to the parent company, and are expected to be approximately $39.2 million annually.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. We purchased approximately 53.4 million shares during the nine months ended September 30, 2006 at a cost of $4.0 billion. On March 15, May 16 and August 17, 2006, our Board of Directors authorized increases of $1.0 billion, $1.0 billion and $0.5 billion, respectively, in our common stock repurchase program, which increased the total authorized common stock repurchases to $4.5 billion. As of September 30, 2006, we had $0.5 billion of authorization remaining under this program. Subsequent to September 30, 2006, we repurchased and retired approximately 0.9 million shares for an aggregate cost of approximately $70.8 million, leaving approximately $429.2 million for authorized future repurchases at October 18, 2006.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2006, no contributions to retirement benefit plans are required under ERISA; however, the Company elected to make a discretionary contribution of $100.7 million during the three months ended September 30, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2006, the Company implemented changes in its general ledger and consolidation systems, as a result of integration activity following the November 30, 2004 merger with WellPoint Health Networks Inc. and December 28, 2005 acquisition of WellChoice, Inc. The Company believes these changes have not negatively affected its internal control over financial reporting. The Company continues to integrate certain processes and systems following the November 30, 2004 merger with WellPoint Health Networks Inc. and the December 28, 2005 acquisition of WellChoice, Inc; however none are expected to materially affect the Company’s internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Multi-District Litigation Settlement Agreement

In May 2000, a case titled California Medical Association vs. Blue Cross of California, et. al. (the “CMA Litigation”), was filed in U.S. district court in San Francisco against Blue Cross of California (“BCC”), a subsidiary of WellPoint Health Networks Inc. (“WHN”) at the time, and now a Company subsidiary. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

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

On July 11, 2005, the Company entered into a settlement agreement (the “Agreement”) with representatives of more than 700,000 physicians nationwide to resolve the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Under the Agreement, the Company has agreed to make cash payments totaling up to $198.0 million, of which $135.0 million will be paid to physicians and $5.0 million will be contributed to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged members of the public. In addition, up to $58.0 million will be paid in legal fees to be determined by the court. The Company also has agreed to implement and maintain a number of operational changes such as standardizing the definition of medical necessity in physician contracts, creating a formalized Physician Advisory Committee and modifying some of the Company’s claims payment and physician contracting provisions. The Agreement was subject to, and conditioned upon, review and approval by the U.S. District Court for the Southern District of Florida. The court preliminarily approved the settlement in an order filed July 15, 2005. The hearing for final approval was held on December 2, 2005 in Miami, Florida. The Court issued a final order approving the settlement on December 22, 2005, and issued an amended final order approving the settlement on January 4, 2006. As a result of the Agreement, the Company incurred a pre-tax expense of $103.0 million, or $0.10 per diluted share after tax, for the year ended December 31, 2005, which represents the final settlement amount of the Agreement that was not previously accrued. Appeals of the settlement initially filed by certain physicians have been resolved. Final cash payments under the Agreement totaling $209.5 million, including accrued interest, were made on October 5 and 6, 2006.

The WellChoice transaction was closed on December 28, 2005, after the settlement was reached with the plaintiffs in the CMA Litigation, the Shane Litigation and the Thomas Litigation. The former WellChoice company, which was merged with and into a wholly-owned subsidiary of WellPoint, continues to be a defendant in the Thomas Litigation, and is not affected by the settlement between the Company and plaintiffs. The Company intends to vigorously defend this proceeding; however, its ultimate outcome cannot be presently determined.

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

In various California state courts, the Company is defending a number of individual lawsuits and one purported class action alleging the wrongful rescission of individual health insurance policies. The suits name the Company as well as Blue Cross of California (“BCC”) and BC Life & Health Insurance Company (“BCL&H”), both Company subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. In addition, the Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. BCC and BCL&H recently announced an initiative to revise their recission policies and practices in California.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in the process of moving into arbitration. In addition, a recent suit brought against BCC, BCL&H and WHN by a non-contracting hospital in a California state court is a purported class action. This suit also seeks to recover for payment of claims denied where the member was rescinded. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

Other than the above, there have been no material developments from disclosures in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2005 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Below are two additional risk factors that should be considered.

We are a contractor with the Centers for Medicare & Medicaid Services to provide Medicare Part D Prescription Drug benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, became law in December 2003. The MMA significantly changed and expanded Medicare coverage. The MMA added the availability of prescription drug benefits for all Medicare eligible individuals starting January 1, 2006. Effective January 1, 2006, we began offering Medicare approved prescription drug plans to Medicare eligible individuals in all regions of the country. In addition, we are also providing various administrative services for other entities offering prescription drug plans to their employees and retirees through our pharmacy benefit management and other affiliated companies. We are also the United States default plan for point of service facilitated enrollment, as defined by the Centers for Medicare & Medicaid Services. While we believe we have adequately reviewed our assumptions and estimates regarding this complex and recent program, including those related to collectability of receivables and establishment of liabilities, the actual results may be different than our assumptions and estimates. Risks associated with the Medicare prescription drug plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process information, uncollectability of premiums from members, increased pharmaceutical costs, and the underlying seasonality of this business.

Certain hedging activities may affect the value of our common stock.

The New York Public Asset Fund (the “Fund”) sold 7,000,000 shares of our common stock in a public offering which closed on September 22, 2006. Concurrently, the Fund sold in a private sale approximately 5,900,000 shares of our common stock to affiliates of J.P. Morgan Securities, Inc. (“JP Morgan”). The Fund used substantially all of the net proceeds from its sale of the shares to purchase two tranches of cash settled, equity-linked notes, each tranche relating to approximately 6,336,550 of our shares, which will mature approximately 6.5 and 12.5 months, respectively, after September 22, 2006. These notes were issued by an affiliate of JPMorgan, and the return on these notes is linked to the future performance of our common stock.

At the time of the offering, we were advised that JPMorgan Chase Bank, National Association (London Branch) (“JPMorgan Chase Bank”) expected to enter into hedging transactions through one or more of its affiliates in connection with the issuance of the equity-linked notes to the Fund. We were further advised that after establishing its initial hedge, JP Morgan Chase Bank and/or its affiliates would modify its hedge position from time to time prior to the maturity or early redemption of the equity-linked notes by entering into or unwinding various derivatives and/or purchasing or selling our common stock. In particular, these hedging transactions are likely to occur shortly before the maturity or early repayment of the equity-linked notes. Holders of the equity-linked notes may demand early redemption at any time prior to their maturity.

The effect, if any, of these transactions on the market price for our common stock will depend on market conditions and cannot be ascertained at this time, but any of these activities could reduce the price of our common stock and/or lead to periods of heightened volatility in the price of our common stock. We do not make any representations or prediction as to the direction or magnitude of any effect that the transactions described above may have on the price of the shares of our common stock. In addition, no representation is made that JPMorgan Chase Bank and/or its affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)

July 1, 2006 to July 31, 2006	1,977,515	$72.47	1,977,515	$256.3
August 1, 2006 to August 31, 2006	3,442,217	74.58	3,436,967	500.0
September 1, 2006 to September 30, 2006	–	–	–	500.0

	5,419,732	73.81	5,414,482

[1]	Total number of shares purchased includes 5,250 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.
[2]	Represents the number of shares repurchased through our repurchase program authorized by the Company’s Board of Directors. During the three months ended September 30, 2006, the Company repurchased approximately 5.4 million shares at a cost of $399.6 million. On March 15, May 16 and August 17, 2006, the Company’s Board of Directors authorized increases of $1.0 billion, $1.0 billion and $0.5 billion, respectively, in our common stock repurchase program. Remaining authorization under the program was $0.5 billion as of September 30, 2006.

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

WELLPOINT, INC. Registrant

Date: October 25, 2006	By:	/s/ DAVID C. COLBY
David C. Colby Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 25, 2006	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2005.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

E-3