Form 10-Q
period 2007-03-31
WELLPOINT INC
filed 2007-04-25
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 18, 2007
Common Stock, $0.01 par value	613,654,582 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2007		December 31, 2006
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$3,402.0		$2,602.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,225.8 and $481.5)	1,607.1		465.4
Equity securities (cost of $1,783.9 and $1,669.7)	2,124.6		1,984.5
Other invested assets, current	49.5		72.8
Accrued investment income	162.2		157.2
Premium and self-funded receivables	2,790.4		2,520.2
Other receivables	1,145.8		1,172.7
Securities lending collateral	753.3		904.7
Deferred tax assets, net	665.5		642.6
Other current assets	1,318.0		1,284.5

Total current assets	14,018.4		11,806.7
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,475.1 and $15,004.6)	14,491.1		14,972.4
Equity securities (cost of $83.5 and $82.7)	84.4		86.2
Other invested assets, long-term	641.3		628.8
Property and equipment, net	979.2		988.6
Goodwill	13,449.6		13,383.5
Other intangible assets	9,325.4		9,396.2
Other noncurrent assets	499.8		497.4

Total assets	$53,489.2		$51,759.8

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,671.3		$5,290.3
Reserves for future policy benefits	78.6		76.3
Other policyholder liabilities	2,323.7		2,240.6

Total policy liabilities	8,073.6		7,607.2
Unearned income	1,655.8		987.9
Accounts payable and accrued expenses	2,787.9		3,242.2
Income taxes payable	314.3		538.2
Security trades pending payable	138.8		124.8
Securities lending payable	753.3		904.7
Current portion of long-term debt	520.9		521.0
Other current liabilities	1,510.6		1,397.4

Total current liabilities	15,755.2		15,323.4
Long-term debt, less current portion	6,585.6		6,493.2
Reserves for future policy benefits, noncurrent	642.1		646.9
Deferred tax liability, net	3,117.6		3,350.2
Other noncurrent liabilities	2,249.3		1,370.3

Total liabilities	28,349.8		27,184.0

Commitments and contingencies – Note 12

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–		–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 613,317,487 and 615,500,865	6.1		6.1
Additional paid-in capital	19,959.9		19,863.5
Retained earnings	5,071.1		4,656.1
Accumulated other comprehensive income	102.3		50.1

Total shareholders’ equity	25,139.4		24,575.8

Total liabilities and shareholders’ equity	$53,489.2		$51,759.8

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended March 31
	2007	2006
Revenues
Premiums	$13,757.4	$12,578.9
Administrative fees	924.8	902.8
Other revenue	150.2	151.8

Total operating revenue	14,832.4	13,633.5
Net investment income	246.6	212.1
Net realized gains (losses) on investments	0.2	(7.1)

Total revenues	15,079.2	13,838.5

Expenses
Benefit expense	11,429.5	10,225.0
Selling, general and administrative expense:
Selling expense	423.0	401.4
General and administrative expense	1,708.6	1,771.2

Total selling, general and administrative expense	2,131.6	2,172.6
Cost of drugs	98.0	100.4
Interest expense	102.9	94.0
Amortization of other intangible assets	70.8	73.8

Total expenses	13,832.8	12,665.8

Income before income tax expense	1,246.4	1,172.7

Income tax expense	463.3	440.9

Net income	$783.1	$731.8

Net income per share
Basic	$1.28	$1.12

Diluted	$1.26	$1.09

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Three Months Ended March 31
	2007	2006
Operating activities
Net income	$783.1	$731.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(0.2)	7.1
Loss (gain) on disposal of assets	0.2	(1.4)
Deferred income taxes	(97.1)	101.6
Amortization, net of accretion	112.4	113.5
Depreciation expense	31.7	34.9
Share-based compensation	40.3	54.6
Excess tax benefits from share-based compensation	(51.2)	(36.3)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(209.0)	(236.5)
Other invested assets, current	23.4	(122.0)
Other assets	(36.7)	(164.8)
Policy liabilities	463.6	520.0
Unearned income	667.9	578.2
Accounts payable and accrued expenses	(319.0)	(103.2)
Other liabilities	74.6	116.7
Income taxes	500.2	203.4
Other, net	(3.1)	–

Net cash provided by operating activities	1,981.1	1,797.6
Investing activities
Purchases of fixed maturity securities	(2,417.9)	(4,933.9)
Proceeds from fixed maturity securities:
Sales	1,389.1	4,011.3
Maturities, calls and redemptions	172.0	222.2
Purchase of equity securities	(375.1)	(700.2)
Proceeds from sales of equity securities	484.3	648.9
Changes in securities lending collateral	151.4	198.7
Purchases of property and equipment	(56.6)	(36.4)
Proceeds from sales of property and equipment	–	1.4
Other, net	(9.4)	(24.7)

Net cash used in investing activities	(662.2)	(612.7)
Financing activities
Net proceeds from (repayment of) commercial paper borrowings	91.9	(606.7)
Proceeds from long-term borrowings	–	2,668.9
Repayment of long-term borrowings	(2.2)	(1,703.8)
Changes in securities lending payable	(151.4)	(198.7)
Changes in bank overdrafts	(135.6)	(266.2)
Repurchase and retirement of common stock	(634.9)	(1,912.0)
Proceeds from exercise of employee stock options and employee stock purchase plan	262.0	197.1
Excess tax benefits from share-based compensation	51.2	36.3

Net cash used in financing activities	(519.0)	(1,785.1)

Change in cash and cash equivalents	799.9	(600.2)
Cash and cash equivalents at beginning of period	2,602.1	2,740.2

Cash and cash equivalents at end of period	$3,402.0	$2,140.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$–	$50.1	$24,575.8

Net income	–	–	–	783.1	–	–	783.1
Change in net unrealized gains on investments	–	–	–	–	–	52.2	52.2
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(0.6)	(0.6)
Change in net periodic pension and postretirement costs	–	–	–	–	–	0.6	0.6

Comprehensive income							835.3
Repurchase and retirement of common stock	(8.2)	(0.1)	(268.3)	(366.5)	–	–	(634.9)
Issuance of common stock under employee stock plans, net of related tax benefits	6.0	0.1	364.7	–	–	–	364.8
Adoption of FIN 48	–	–	–	(1.6)	–	–	(1.6)

March 31, 2007	613.3	$6.1	$19,959.9	$5,071.1	$–	$102.3	$25,139.4

January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

Net income	–	–	–	731.8	–	–	731.8
Change in net unrealized losses on investments	–	–	–	–	–	(51.0)	(51.0)
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(2.6)	(2.6)

Comprehensive income							678.2
Repurchase and retirement of common stock	(24.7)	(0.3)	(782.1)	(1,129.6)	–	–	(1,912.0)
Reclassification of unearned share-based compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock under employee stock plans, net of related tax benefits	6.8	0.1	353.5	–	–	–	353.6

March 31, 2006	642.5	$6.4	$20,404.7	$3,775.7	$–	$(73.9)	$24,112.9

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving over 34 million members as of March 31, 2007. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, traditional indemnity plans and other hybrid plans, including consumer-driven health plans (“CDHPs”), hospital only and limited benefit products. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 have been recorded. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, fixed maturity and equity securities are classified as either “available-for-sale” or “trading” and are reported at fair value. The Company classifies its investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments which the Company intends to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. The Company recorded realized losses from other-than-temporary impairments of $39.7 and $9.1 for the three months ended March 31, 2007 and 2006, respectively.

4.  Goodwill and Other Intangible Assets

As further described in Note 11, Segment Information, the Company revised its reportable segments effective January 1, 2007. FAS 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets with indefinite lives be reassigned to the reporting units affected and tested for impairment between annual tests if an entity reorganizes its reporting structure. As a result, the Company completed a review of goodwill by reporting unit and an impairment test of existing goodwill during the three months ended March 31, 2007. No impairment losses were recorded as a result of this testing. The carrying amount of goodwill by reportable segment at March 31, 2007 was $11,401.6 and $2,048.0 for the Commercial and Consumer Business (“CCB”) and Specialty, Senior and State-Sponsored Business (“4SB”) segments, respectively.

5.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007, the Board of Directors authorized an increase of $2,000.0 in the Company’s stock repurchase program, increasing the program to $7,500.0 since the current program’s inception in 2005. During the three months ended March 31, 2007, WellPoint repurchased and retired approximately 8.2 shares at an average per share price of $77.68, for an aggregate cost of $634.9. During the three months ended March 31, 2006, WellPoint repurchased and retired approximately 24.7 shares at an average per share price of $77.41, for an aggregate cost of $1,912.0. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of March 31, 2007, $2,314.9 remained authorized for future repurchases. Subsequent to March 31, 2007, WellPoint repurchased and retired approximately 0.2 shares at an aggregate cost of approximately $15.6, leaving approximately $2,299.3 for authorized future repurchases at April 18, 2007.

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	35.2	$48.19
Granted	6.2	80.81
Exercised	(5.7)	42.23
Forfeited or expired	(0.2)	68.65

Outstanding at March 31, 2007	35.5	54.71	7.2	$935.7

Exercisable at March 31, 2007	21.2	42.41	6.0	821.1

A summary of the status of nonvested restricted stock activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2007	2.0	$68.74
Granted	0.9	80.81
Vested	(0.3)	72.96
Forfeited	(0.1)	73.49

Nonvested at March 31, 2007	2.5	72.49

6.  Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31
	2007	2006
Denominator for basic earnings per share – weighted average shares	611.9	652.5
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	11.1	16.8

Denominator for diluted earnings per share	623.0	669.3

During the three months ended March 31, 2007 and 2006, weighted average shares related to certain stock options of 2.4 and 2.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2007, the Company issued approximately 0.8 restricted stock units under the Company’s stock incentive plans. The vesting of these units is contingent upon the Company meeting specified annual earnings per share amounts for 2007. The 0.8 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included when the contingency is met.

7.  Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $1.6 effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $884.0. During the first quarter of 2007, the Company released approximately $17.6, of which $15.3 was recorded as an adjustment to goodwill.

As of January 1, 2007, $499.0 of unrecognized tax benefits, if recognized, would affect the effective tax rate. Included in the January 1, 2007 balance is $190.3 of tax positions arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Also included is $8.1 that will be recognized as an adjustment to additional paid-in-capital and will not affect the effective tax rate. The January 1, 2007 balance includes $186.6 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

As of March 31, 2007, as further described below, certain of the Company’s tax years remain subject to examination by the Internal Revenue Service (“IRS”). In addition, the Company continues to discuss certain industry issues with the IRS. As a result of these examinations and discussions, the Company has recorded amounts for uncertain tax positions. However, the ultimate outcome of IRS examinations and discussions, as well as an estimate of any related change to amounts recorded for uncertain tax positions, cannot be presently determined.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $5.1 and $8.5 in interest, respectively. The Company had accrued approximately $201.2 and $196.1 for the payment of interest at March 31, 2007 and December 31, 2006, respectively.

As of January 1, 2007, the Company’s 2004, 2005 and 2006 tax years remain subject to examination by the IRS. In addition, the Company has several tax years for which there are ongoing disputes. For 2007, the IRS has invited the Company to join in the Compliance Assurance Program (“CAP”), and the Company has accepted. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

8.  Hedging Activity

Fair Value Hedges

For the three months ended March 31, 2007 and 2006, the Company recognized expense of $1.4 and $1.7, respectively, from fair value hedges, which were recorded as an increase to interest expense.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. In December 2006, the total notional value was reduced to $240.0. This swap agreement expires in December 2007. During the three months ended March 31, 2007 and 2006, no gain or loss from hedge ineffectiveness was recorded in earnings and the commercial paper borrowings remained outstanding at March 31, 2007.

During the year ended December 31, 2005, the Company entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the 2005 acquisition of WellChoice, Inc. (“WellChoice”). These swaps were terminated in January 2006, and the Company paid a net $24.7, the net fair value at the time of termination. In addition, the Company recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the issuance of WellChoice related debt securities in January 2006, the unamortized fair value of the forward starting pay fixed swaps included in balances in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the debt securities.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at March 31, 2007 was $6.3.

9.  Long-Term Debt

The Company has an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2007, the Company had $1,387.3 outstanding under this program.

The Company has a senior revolving credit facility (the “facility”) with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2007 or during the three months then ended. At March 31, 2007, the Company had $1,112.7 million available under this facility.

10.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$9.6	$14.0	$2.4	$2.5
Interest cost	25.6	25.3	8.6	7.8
Expected return on assets	(37.6)	(35.6)	(0.8)	(0.7)
Recognized actuarial loss	0.3	4.2	1.1	1.2
Amortization of prior service cost	0.2	(0.3)	(0.7)	(0.3)
Curtailment gain	–	(4.6)	–	–

Net periodic benefit (credit) cost	$(1.9)	$3.0	$10.6	$10.5

For the year ending December 31, 2007, no required contributions under ERISA are expected; however, the Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three months ended March 31, 2007.

11.  Segment Information

The Company announced a new organization structure designed to facilitate the Company’s strategic plan. This new structure emphasizes unique local presence, company-wide innovation and strong customer focus. As a result of this new organizational structure, the Company is organized around three reportable segments: CCB; 4SB; and Other. The Company revised its reportable segments during the first quarter of 2007 in accordance with the new organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business beginning January 1, 2007. Segment disclosures for 2006 have been reclassified to conform to the 2007 presentation.

The Company’s CCB segment includes business units which offer similar products and services, including commercial accounts and individual programs. The Company offers a diversified mix of managed care products, including preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), traditional indemnity benefits and point of service (“POS”) plans. The Company also offers a variety of hybrid benefit plans, including consumer-driven health plans (“CDHPs”), hospital only and limited benefit products. Additionally, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

The Company’s 4SB segment is comprised of businesses providing specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, and long-term care insurance. The Company also provides network rental and medical management services to workers compensation carriers.

The Other segment includes results from the Company’s Federal Government Solutions business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. The Company’s Federal Government Solutions business includes the Federal Employee Program (“FEP”) and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation.

As a result of organizational changes described above, as of December 31, 2006 a liability of $51.6 remained for future payments of termination costs. The Company accrued an additional $3.6 and made payments of $19.4 during the three months ended March 31, 2007 related to these termination costs. A liability of $35.8 remained at March 31, 2007 for future payments of termination costs.

Financial data by reportable segment for the three months ended March 31, 2007 and 2006 is as follows:

	CCB	4SB	Other and Eliminations	Total
Three Months Ended March 31, 2007
Operating revenue from external customers	$10,417.8	$2,946.6	$1,468.0	$14,832.4
Intersegment revenues	–	387.8	(387.8)	–
Operating gain	1,013.8	143.2	16.3	1,173.3

Three Months Ended March 31, 2006
Operating revenue from external customers	$9,917.4	$2,448.4	$1,267.7	$13,633.5
Intersegment revenues	–	333.2	(333.2)	–
Operating gain (loss)	982.1	166.0	(12.6)	1,135.5

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31
	2007	2006
Reportable segments operating revenues	$14,832.4	$13,633.5
Net investment income	246.6	212.1
Net realized gains (losses) on investments	0.2	(7.1)

Total revenues	$15,079.2	$13,838.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31
	2007	2006
Reportable segments operating gain	$1,173.3	$1,135.5
Net investment income	246.6	212.1
Net realized gains (losses) on investments	0.2	(7.1)
Interest expense	(102.9)	(94.0)
Amortization of other intangible assets	(70.8)	(73.8)

Income before income tax expense	$1,246.4	$1,172.7

12.  Commitments and Contingencies

Litigation

In July 2005, the Company entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after the Company reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas Litigation and is not affected by the prior settlement between the Company and plaintiffs. The Thomas Litigation alleges that the Blue Cross and Blue Shield Association and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The Company believes that any liability that may result from this action is unlikely to have a material adverse effect on its consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s (“WHN”) acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007, the arbitration panel issued a Phase II ruling addressing damages through June 30, 2006. The panel further outlined a process for determining the Company’s liability for claims paid after June 30, 2006, which liability has not been determined yet. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial condition or results of operations.

In various California state courts, the Company is defending a number of individual lawsuits and several purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California (“BCC”) and BC Life & Health Insurance Company (“BCL&H”), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. In December 2006, the California Medical Association filed a motion to intervene in one of the class actions. The motion has not been heard. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007 the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in the process of moving into arbitration. In addition, a recent suit brought against BCC, BCL&H and WHN by a non-contracting hospital in California state court is a purported class action. This suit also seeks to recover for payment of claims denied where the member was rescinded. An amended complaint was recently filed adding the California Medical Association along with the California Hospital Association as new plaintiffs in this suit. In December 2006, this purported class of hospitals also filed a motion to intervene in one of the individual class action cases referenced above. The motion has not been heard. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

The Company entered into certain agreements with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house. The Company’s remaining commitment under these contracts at March 31, 2007 is approximately $915.4 over a six year period. The Company has the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

On July 15, 2004, the Company agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. While the maximum amount of the guaranty may be reduced in periods after September 30, 2006 as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity, the maximum guaranty remained $37.0 at March 31, 2007. The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances. In connection with the guaranty, the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty. The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral. In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by the Company do not exceed specified targets. Construction of the well-being center was completed and it began operations during December 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our”, “us” or the “Company” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to WellPoint, Inc. (name changed from Anthem, Inc. effective November 30, 2004), an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—March 31, 2007 Compared to March 31, 2006

V.	Cost of Care

VI.	Results of Operations—Three Months Ended March 31, 2007 Compared to the
Three Months Ended March 31, 2006

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving approximately 34.9 million members as of March 31, 2007. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended March 31, 2007 was $14.8 billion, an increase of $1.2 billion, or 9%, over the three months ended March 31, 2006. This increase was primarily driven by premium rate increases in Local Group and Senior business, growth in our State-Sponsored business with the addition of five new states, increased reimbursement in the FEP program and growth in Medicare Advantage business.

Net income for the three months ended March 31, 2007 was $783.1 million, a 7% increase over the three months ended March 31, 2006. Our fully-diluted earnings per share, or EPS, was $1.26 for the three months ended March 31, 2007, which was a 16% increase over the EPS of $1.09 for the three months ended March 31, 2006.

Operating cash flow for the three months ended March 31, 2007 was $2.0 billion, or 2.5 times net income. Operating cash flow for the three months ended March 31, 2006 was $1.8 billion, or 2.5 times net income. The increase in operating cash flow from 2006 was driven primarily by lower income tax payments and higher net income in 2007 compared to 2006.

II.	Overview

In the third quarter of 2006, we announced a new organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business beginning January 1, 2007. This new structure capitalizes on our unique local presence and emphasizes company-wide innovation and strong customer focus. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial and Consumer Business, or CCB; Specialty, Senior and State-Sponsored Business, or 4SB; and Other. See Note 11 to our unaudited consolidated financial statements as of and for the three months ended March 31, 2007 included in this Quarterly Report on Form 10-Q.

Our CCB segment includes business units which offer similar products and services, including commercial accounts and individual programs. We offer a diversified mix of managed care products, including preferred provider organizations or PPOs, health maintenance organizations or HMOs, traditional indemnity benefits and point of service or POS plans. We also offer a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products. Additionally, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our 4SB segment is comprised of businesses providing specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, pharmacy benefit management or PBM, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. We also provide network rental and medical management services to workers compensation carriers.

The Other segment includes results from our Federal Government Solutions business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. Our Federal Government Solutions business includes the Federal Employee Program, or FEP, and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation.

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

Our selling expense consists of external broker commission expenses and generally varies with premium volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus salary and benefit expense. Discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our pharmacy benefit management companies. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM, as well as cost changes, driven by prices set by pharmaceutical companies and the mix of drugs sold.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 and the MD&A included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2007 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2007 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2007.

III.	Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007, the Board of Directors authorized an increase of $2.0 billion in our stock repurchase program, increasing the program to $7.5 billion since the current program’s inception in 2005. During the three months ended March 31, 2007, we repurchased and retired approximately 8.2 million shares at an average share price of $77.68, for an aggregate cost of $0.6 billion. As of March 31, 2007, $2.3 billion remained authorized for future repurchases. Subsequent to March 31, 2007, we repurchased and retired approximately 0.2 million shares for an aggregate cost of approximately $15.6 million, leaving approximately $2.3 billion for authorized future repurchases at April 18, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership—March 31, 2007 Compared to March 31, 2006

Our customer type definitions were revised in the first quarter of 2007 in accordance with the new organizational structure, as described above. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP.

•

Local Group consists of those employer customers with less than 1,000 employees eligible to participate as a member in one of our health plans. In addition, Local Group includes customers with 1,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter’s state.

•	Individual consists of individual customers under age 65 and their covered dependents.

•

National Accounts customers are multi-state employer groups primarily headquartered in a WellPoint service area with 1,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarter’s state. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

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

•	State-Sponsored membership represents eligible members with state sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2007 and 2006. Also included below are key specialty metrics, including prescription volume for our PBM and membership by product. The medical membership and specialty metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands) Medical Membership	2007	2006[1]	Change	% Change
Customer Type
Local Group	16,689	16,742	(53)	0%
Individual	2,474	2,508	(34)	(1)
National:
National Accounts	6,479	6,209	270	4
BlueCard	4,522	4,171	351	8

Total National	11,001	10,380	621	6
Senior	1,238	1,200	38	3
State-Sponsored	2,091	1,973	118	6
FEP	1,382	1,355	27	2

Total medical membership by customer type	34,875	34,158	717	2

Funding Arrangement
Self-Funded	17,483	16,997	486	3
Fully-Insured	17,392	17,161	231	1

Total medical membership by funding arrangement	34,875	34,158	717	2

Reportable Segment
Commercial and Consumer Business	30,164	29,630	534	2
Specialty, Senior and State-Sponsored Business	3,329	3,173	156	5
Other	1,382	1,355	27	2

Total medical membership by reportable segment	34,875	34,158	717	2

Specialty Metrics
PBM prescription volume[2]	101,127	109,756	(8,629)	(8)
Behavioral health membership	17,110	16,065	1,045	7
Life and disability membership	5,916	5,920	(4)	0
Dental membership	5,196	5,256	(60)	(1)
Vision membership	2,277	907	1,370	151
Medicare Part D membership	1,590	1,299	291	22

[1]	Medical membership data for 2006 has been reclassified to conform to the 2007 presentation.
[2]	Represents prescription volume for mail order, specialty pharmacy and retail prescriptions for the three months ended March 31, 2007 and 2006.

During the twelve months ended March 31, 2007, total medical membership increased approximately 717,000, or 2%, primarily due to increases in our BlueCard, National Accounts and State-Sponsored business partially offset by declines in Local Group and Individual membership.

Self-funded medical membership increased 486,000, or 3%, primarily due to BlueCard growth and an increase in self-funded National Account membership resulting from additional sales and in-group growth. Partially offsetting these increases was a reduction in self-funded membership of approximately 222,000 members associated with our investment in a Puerto Rico joint venture in 2006. In December 2006, our ownership of a joint venture in Puerto Rico changed from a 50 percent ownership of a Medicaid managed care subsidiary to a smaller percentage in the joint venture’s parent company. Accordingly, we no longer include the 222,000 members related to this investment in our reported enrollment. Fully-insured membership increased by 231,000 members, or 1%, primarily due to the addition of approximately 350,000 members in State-Sponsored business related to the addition of five new states, partially offset by decreases in Local Group and Individual membership, as well as a shift in business mix from fully-insured to self-funded.

National Accounts membership increased 270,000, or 4%, primarily driven by in-group growth and additional sales as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio.

BlueCard membership increased 351,000, or 8%, primarily due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

State-Sponsored membership increased 118,000, or 6%, net of the Puerto Rico joint venture membership accounting change, primarily due to the addition of 350,000 new members in five new states, which reflects our ability to attract new members in State-Sponsored business due to our comprehensive array of health management services we make available to the nation’s Medicaid recipients. In addition, on August 1, 2006 we acquired QualChoice Select, Inc., or QualChoice, which is a Cleveland, Ohio-based Medicaid plan, which added 68,000 new members.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies decreased by 8,629,000, or 8%, primarily due to lapses of certain low margin rebate-only customers for which we received a fee for processing the rebate. Behavioral health membership increased 1,045,000, or 7%, primarily due to a 568,000 membership gain from the acquisition of Behavioral Health Network in New Hampshire in October 2006, as well as 646,000 new members from sales of our behavioral health products. Vision membership increased 1,370,000, or 151%, primarily due to the introduction of the Blue View Vision product and the conversion of 432,000 members of a competing plan in Virginia to this new product, as well as new sales in several markets. Medicare Part D membership increased 291,000, or 22%, since for the 2007 program, new members only had until December 31, 2006 to sign up with a Medicare Part D plan and existing members renewed on January 1, 2007, whereas in 2006, the first year for the program, members had until May 15, 2006 to sign up with a Medicare Part D plan.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended March 31, 2007 for our Local Group and Individual fully-insured businesses only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the three months ended March 31, 2007, we believe our 2007 cost of care trend estimate of less than 8% is appropriate.

Costs for inpatient and outpatient services are the primary drivers of overall cost trends. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Utilization (admissions per 1,000 members) increased slightly, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our expanding radiology management programs on our outpatient trends. These programs are designed to ensure appropriate use of radiology services by our members.

Pharmacy benefit cost trend increased due to both pharmacy unit cost (cost per prescription) trend and utilization (prescriptions per member per year). The increased use of specialty drugs and higher mail order volume by our members were the primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, benefit plan design changes, improved pharmaceutical contracting resulting from the merger with WellPoint Health Networks Inc., or WHN, and the non-renewal of pharmacy only business from a large state customer with historically high utilization and cost trends.

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

VI.	Results of Operations—Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Our consolidated results of operations for the three months ended March 31, 2007 and 2006 are discussed in the following section.

	Three Months Ended March 31
(In millions, except per share data)	2007	2006	$ Change	% Change
Premiums	$13,757.4	$12,578.9	$1,178.5	9%
Administrative fees	924.8	902.8	22.0	2
Other revenue	150.2	151.8	(1.6)	(1)

Total operating revenue	14,832.4	13,633.5	1,198.9	9
Net investment income	246.6	212.1	34.5	16
Net realized gains (losses) on investments	0.2	(7.1)	7.3	103

Total revenues	15,079.2	13,838.5	1,240.7	9

Benefit expense	11,429.5	10,225.0	1,204.5	12
Selling, general and administrative expense:
Selling expense	423.0	401.4	21.6	5
General and administrative expense	1,708.6	1,771.2	(62.6)	(4)

Total selling, general and administrative expense	2,131.6	2,172.6	(41.0)	(2)
Cost of drugs	98.0	100.4	(2.4)	(2)
Interest expense	102.9	94.0	8.9	9
Amortization of other intangible assets	70.8	73.8	(3.0)	(4)

Total expenses	13,832.8	12,665.8	1,167.0	9

Income before income tax expense	1,246.4	1,172.7	73.7	6
Income tax expense	463.3	440.9	22.4	5

Net income	$783.1	$731.8	$51.3	7

Average diluted shares outstanding	623.0	669.3	(46.3)	(7)%
Diluted net income per share	$1.26	$1.09	$0.17	16%
Benefit expense ratio[1]	83.1%	81.3%		180	bp2
Selling, general and administrative expense ratio[3]	14.4%	15.9%		(150	)bp2
Income before income taxes as a percentage of total revenue	8.3%	8.5%		(20	)bp2
Net income as a percentage of total revenue	5.2%	5.3%		(10	)bp2

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Benefit expense ratio = Benefit expense ÷ Premiums.
[2]	bp = basis point; one hundred basis points = 1%.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $1.2 billion, or 9%, to $13.8 billion in 2007, primarily due to premium rate increases in Local Group and Senior business, growth in our State-Sponsored business with the addition of five new states, increased reimbursement in the FEP program and growth in Medicare Advantage business.

Administrative fees increased $22.0 million, or 2%, to $924.8 million in 2007, primarily due to self-funded membership growth in National Accounts, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our CCB segment and third party clients. Other revenue decreased $1.6 million, or 1%, to $150.2 million in 2007, primarily due to decreased prescription volume resulting from lapses of certain low margin rebate-only customers for which we received a fee for processing the rebate. These lapses were partially offset by continued growth in prescription volume from our health plans and from other third party customers.

Net investment income increased $34.5 million, or 16%, to $246.6 million in 2007 primarily resulting from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31
	2007	2006	$ Change
(In millions)
Net realized gains (losses) from the sale of fixed maturity securities	$–	$(22.8)	$22.8
Net realized gains from the sale of equity securities	37.5	18.3	19.2
Other-than-temporary impairments – credit related	(14.7)	(9.1)	(5.6)
Other-than-temporary impairments – interest rate related	(25.0)	–	(25.0)
Other realized gains	2.4	6.5	(4.1)

Net realized gains (losses)	$0.2	$(7.1)	$7.3

Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities and interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Net realized losses in 2006 relate primarily to the sale of fixed maturity securities at a loss, partially offset by the sale of equity securities at a gain and other-than-temporary impairments, primarily from equity securities.

Benefit expense increased $1.2 billion, or 12%, to $11.4 billion in 2007, primarily due to membership growth and increases in the medical cost trend in the medical business of the 4SB segment and CCB segment. Benefit expense for the 4SB segment increased primarily due to seasonality of Medicare Part D in Senior business and growth in State-Sponsored business with the addition of five new states since the first quarter of 2006. Medicare Part D has higher benefit expense in the first part of the year before members reach the “doughnut hole”, or coverage gap. This seasonality was more pronounced in 2007 as new members had to be enrolled by December 31, 2006 to sign up with a Medicare Part D plan for 2007 and existing members renewed on January 1, 2007, resulting in the membership being effective for a full quarter this year. In 2006, the first year of the program, members had until May 15, 2006 to sign up with a Medicare Part D plan, which resulted in lower benefit expense in the first quarter of 2006. In addition, benefit expense in the first quarter of 2007 also increased due to slightly higher recognized medical cost trend in the CCB segment, primarily in Local Group. Trend is impacted by the timing of prior period development. In addition, continued growth in FEP business resulted in increased benefit expense in the first quarter of 2007.

Our benefit expense ratio increased 180 basis points to 83.1% in 2007. The largest portion of the increase is attributable to the medical business of the 4SB segment. The benefit expense ratio in the 4SB segment primarily increased due to the seasonality of Medicare Part D in Senior business discussed in the preceding paragraph. The increase in the benefit expense ratio in State-Sponsored business was primarily driven by claims experience in two existing states. We have, or are in the process of, negotiating premium rate increases in the affected areas, recontracting certain provider contracts and implementing cost of care-related initiatives. With these actions, we expect the benefit expense ratio for State-Sponsored business to moderate in the remainder of 2007. The CCB segment recognized a slight medical cost trend increase in the first quarter of 2007, which also impacted the benefit expense ratio. Trend is impacted by the timing of prior period development. However, for the full year 2007, we continue to believe our medical cost trend is less than 8.0%. Growth in FEP business, for which we are reimbursed for the cost plus a fee, also caused the first quarter 2007 benefit expense ratio to increase from the first quarter of 2006 as this business operates at a benefit expense ratio which is higher than the WellPoint average.

Selling, general and administrative expense decreased $41.0 million, or 2%, to $2.1 billion in 2007 and our selling, general and administrative expense ratio decreased 150 basis points to 14.4% in 2007. This decrease in our selling, general and administrative expense ratio is primarily due to growth in premium income, further leveraging of general and administrative costs over a larger membership base and due to continued control of expenses, including discretionary spending. We expect a higher selling, general and administrative expense ratio during the remainder of 2007 as we implement discretionary programs to support our long-term strategic initiatives that we postponed until later in 2007.

Interest expense increased $8.9 million, or 9%, to $102.9 million in 2007, primarily due to an increased use of commercial paper and higher interest rates.

Amortization of other intangible assets decreased $3.0 million, or 4%, to $70.8 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which results in greater expense in earlier periods.

Income tax expense increased $22.4 million, or 5%, to $463.3 million in 2007. The effective tax rate in 2007 and 2006 was 37.2% and 37.6%, respectively. The 40 basis point decrease in the effective tax rate in 2007 was primarily due to reductions in interest accruals for temporary tax differences which were recorded in the first quarter of 2007.

Our net income as a percentage of total revenue decreased 10 basis points, from 5.3% in 2006 to 5.2% in 2007. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 11 to our unaudited consolidated financial statements for the three months ended March 31, 2007 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended March 31, 2007 and 2006 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

Commercial and Consumer Business

Our CCB segment’s summarized results of operations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue	$10,417.8	$9,917.4	$500.4	5%
Operating gain	$1,013.8	$982.1	$31.7	3%
Operating margin	9.7%	9.9%		(20	)bp

Operating revenue increased $500.4 million, or 5%, to $10.4 billion in 2007, primarily due to premium rate increases in Local Group as well as the other lines of business.

Operating gain increased $31.7 million, or 3%, to $1.0 billion in 2007 driven by operating revenue growth and lower selling, general and administrative expenses, partially offset by increased benefit expense, primarily in Local Group, due to slightly higher recognized medical cost trend in the first quarter of 2007.

The operating margin in 2007 was 9.7%, a 20 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Specialty, Senior and State-Sponsored Business

Our 4SB segment’s summarized results of operations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue	$3,334.4	$2,781.6	$552.8	20%
Operating gain	$143.2	$166.0	$(22.8)	(14)%
Operating margin	4.3%	6.0%		(170	)bp

Operating revenue increased $552.8 million, or 20%, to $3.3 billion in 2007, primarily due to growth in State-Sponsored business with the addition of five new states since the first quarter of 2006, higher Medicare Part D membership and growth in Medicare Advantage.

Operating gain decreased $22.8 million, or 14%, to $143.2 million in 2007, primarily due to higher benefit expense relating to Medicare Part D seasonality and increases in State-Sponsored claims experience in two existing states, partially offset by increased prescription volume at our mail order PBM and lower selling, general and administrative expense.

Other

Our Other segment’s summarized results of operations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue from external customers	$1,468.0	$1,267.7	$200.3	16%
Elimination of intersegment revenue	(387.8)	(333.2)	(54.6)	16%

Total operating revenue	$1,080.2	$934.5	$145.7	16%

Operating gain (loss)	$16.3	$(12.6)	$28.9	NM [1]

[1]	NM = Not meaningful.

Operating revenue from external customers increased $200.3 million, or 16%, to $1.5 billion in 2007, primarily due to higher premium in FEP business. The elimination of intersegment revenue increased $54.6 million, or 16%, in 2007, reflecting additional sales of pharmacy and specialty pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating gain totaled $16.3 million in the first quarter of 2007 compared to an operating loss of $12.6 million in the first quarter of 2006, which represents an increase of $28.9 million. This increase is primarily driven by lower selling, general and administrative expenses incurred by our corporate business unit, the non-recurrence of change-in-control expenses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc. and higher government reimbursements to FEP for administrative costs.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2007, this liability was $5.7 billion and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $5.5 billion of our total medical claims liability as of March 31, 2007; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $192.7 million, of the total medical claims liability as of March 31, 2007. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of March 31, 2007 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At March 31, 2007, the variability in months three to five was estimated to be between 20 and 70 basis points, while months six through twelve have much lower variability ranging from 10 to 20 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $99.0 million, in the March 31, 2007 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the March 31, 2007 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At March 31, 2007, there was a 650 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $486.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at March 31, 2007. As we look at the year-over-year claim trend for the prior period (February and March 2006) compared to the current period (February and March 2007), the trend used in our reserve models have increased slightly.

Note 10 to our audited consolidated financial statements for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2007, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we will provide this information in our second quarter, third quarter and annual filings.

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

At each financial reporting date, we assess the adequacy of the valuation allowance by evaluating each of our deferred tax assets based on the following:

■	the types of temporary differences that created the deferred tax asset;
■	the amount of taxes paid in prior periods and available for a carry-back claim;
■	the forecasted future taxable income, and therefore, likely future deduction of the deferred tax item; and
■	any significant other issues impacting the likely realization of the benefit of the temporary differences.

As discussed in the New Accounting Pronouncements disclosure included in this MD&A, we adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”) effective January 1, 2007.

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits exposures. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the Internal Revenue Service (IRS) appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of March 31, 2007, the IRS had completed its examination of our 2003 tax year. The IRS will continue auditing our 2004 tax year and will initiate a review of the 2005 and 2006 tax years during 2007. In addition, the Company has several tax years for which there are ongoing disputes. The IRS has invited us to join the Compliance Assurance Program, or CAP, for 2007 and we have accepted the invitation. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2007 was $13.4 billion and other intangible assets were $9.3 billion. The sum of goodwill and intangible assets represented 43% of our total consolidated assets and 91% of our consolidated shareholders’ equity at March 31, 2007.

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

In addition, we completed an impairment test of existing goodwill for the quarter ended March 31, 2007 based on our new reporting structure which was implemented on January 1, 2007. As a result of the impairment test, we did not incur any impairment losses related to goodwill during the three months ended March 31, 2007.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, the impairment testing required under FAS 142 requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles (with indefinite lives). Such assumptions include the discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used. If we are unable to support a fair value estimate in future annual goodwill impairment tests or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Investments

Current and long-term available-for-sale investment securities were $18.3 billion at March 31, 2007 and represented 34% of our total consolidated assets at March 31, 2007. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments which we intend to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. We also generally purchase corporate-owned life insurance policies on participants in the deferred compensation plans. The cash surrender value of the corporate-owned life insurance policies is reported in other invested assets, long-term in the consolidated balance sheets. The change in cash surrender value is reported as an offset to the premium expense of the policies, classified as general and administrative expenses.

In addition to available-for-sale investment securities, we held additional long-term investments of $641.3 million, or 1% of total consolidated assets, at March 31, 2007. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $39.7 million and $9.1 million, respectively, for the three months ended March 31, 2007 and 2006.

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

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the difference between our expected rate of return and the actual performance of plan assets, as well as certain changes in pension liabilities, are amortized over future periods.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our September 30, 2006 measurement date, we selected a rate of return on plan assets of 8.00% for all plans. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. As of our September 30, 2006 measurement date, we had approximately 67% of plan assets invested in equity securities, 27% in fixed maturity securities and 6% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

At March 31, 2007, our consolidated prepaid pension asset was $279.6 million. We also had liabilities of $106.7 million for certain supplemental plans. For the year ending December 31, 2007, no required contributions under ERISA are expected; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

We recognized consolidated pre-tax pension (benefit) expense of $(1.9) million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. At March 31, 2007, our postretirement benefit liability was $553.6 million.

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

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

New Accounting Pronouncements

In July 2006, FASB issued FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Effective January 1, 2007, we adopted FIN 48. See Note 7, Income Taxes, to our unaudited consolidated financial statements for the three months ended March 31, 2007 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FIN 48.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (“FAS 159”). FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 is effective for us on January 1, 2008. The effect of adoption is accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FAS 159.

There were no other new accounting pronouncements issued during the first three months of 2007 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three months ended March 31, 2007, net cash flow provided by operating activities was $1,981.1 million, compared to $1,797.6 million for the three months ended March 31, 2006, an increase of $183.5 million. This increase resulted from lower income tax payments in 2007 compared to 2006 and improved net income.

Net cash flow used in investing activities was $662.2 million in 2007, compared to $612.7 million of cash used in 2006. The table below outlines the increase in cash flow used in investing activities of $49.5 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Decrease in net purchases of investments	$4.1
Decrease in securities lending collateral	(47.3)
Increase in net purchases of property and equipment	(21.6)
Decrease in other, net	15.3

Net increase in cash used in investing activities	$(49.5)

Net cash flow used in financing activities was $519.0 million in 2007 compared to $1,785.1 million of cash used in 2006. The table below outlines the decrease in cash used in financing activities of $1,266.1 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net increase in proceeds from commercial paper borrowings	$698.6
Decrease in net proceeds from long-term borrowings	(967.3)
Decrease in securities lending payable	47.3
Decrease in bank overdrafts	130.6
Decrease in repurchases of common stock	1,277.1
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	64.9
Increase in excess tax benefits from share-based compensation	14.9

Net decrease in cash used in financing activities	$1,266.1

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22.4 billion at March 31, 2007. Since December 31, 2006, total cash, cash equivalents and investments, including long-term investments, increased as a result of cash generated from operations.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At March 31, 2007, we held at the parent company approximately $2.5 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 22.0% as of March 31, 2007 and 22.2% as of December 31, 2006.

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

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2007 or during the three months then ended. At March 31, 2007, we had $1.1 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.4 billion of borrowings outstanding under this commercial paper program as of March 31, 2007. Commercial paper borrowings outstanding at March 31, 2007 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $3.3 billion of dividends to be paid to the parent company during 2007. For the three months ended March 31, 2007, we received $0.9 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. On March 31, 2007, our Board of Directors authorized an increase of $2.0 billion in our stock repurchase program, increasing the program to $7.5 billion since the current program’s inception in 2005. We purchased approximately 8.2 million shares during the three months ended March 31, 2007 at a cost of $0.6 billion. As of March 31, 2007, we had $2.3 billion of authorization remaining under this program. Subsequent to March 31, 2007, we repurchased and retired approximately 0.2 million shares for an aggregate cost of approximately $15.6 million, leaving approximately $2.3 billion for authorized future repurchases at April 18, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2007, no contributions to retirement benefit plans are required under ERISA; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2006, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2006.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Prior to WellPoint Health Network Inc.’s (“WHN”) acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007 the arbitration panel issued a Phase II ruling addressing damages through June 30, 2006. The panel further outlined a process for determining the Company’s liability for claims paid after June 30, 2006, which liability has not been determined yet. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial condition or results of operations.

There have been no other material developments from the disclosure included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

There have been no material developments from the disclosure included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)

January 1, 2007 to January 31, 2007	4,165,063	$76.75	4,147,000	$631.5
February 1, 2007 to February 28, 2007	1,851,516	78.85	1,842,300	486.3
March 1, 2007 to March 31, 2007	2,300,925	78.59	2,184,200	2,314.9

	8,317,504	77.73	8,173,500

[1]

Total number of shares purchased includes 144,004 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2007, the Company repurchased approximately 8.2 million shares at a cost of $634.9 million under the program. On March 21, 2007, the Board of Directors authorized an increase of $2.0 billion in the Company’s stock repurchase program, increasing the program size to $7.5 billion since the current program’s inception in 2005. Remaining authorization under the program is $2.3 billion as of March 31, 2007.

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

WELLPOINT, INC. Registrant

Date: April 25, 2007	By:	/s/ DAVID C. COLBY
David C. Colby Vice Chairman, Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

Date: April 25, 2007	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Senior Vice President, Chief of Staff and Chief Accounting Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective November 30, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

3.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 and October 28, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 2, 2006.

4.1	Articles of Incorporation of the Company, as amended effective November 30, 2004 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective November 30, 2004, as further amended November 30, 2005 and October 28, 2006 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 4.875% Notes due 2005 and 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Form of 6.800% Note due 2012 (Included in Exhibit 4.4(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

(a) Form of the Company’s 3.750% Notes due 2007 (included in Exhibit 4.7).

(b) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.7).

(c) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.7).

(d) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.7).

4.8	Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

4.9	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2*	WellPoint 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on May 18, 2006.

(i) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement.

(j) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement.

10.27*

(a)    Form of Employment Agreement, between the Company and each of the following: Angela F. Braly; Mark L. Boxer; Randal Brown; Marjorie W. Dorr; Randall Lewis; Samuel R. Nussbaum, M.D.; and, John S. Watts, Jr., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)    Form of Employment Agreement between the Company and David C. Colby, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (see Exhibit A).

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.