Form 10-Q
period 2007-06-30
WELLPOINT INC
filed 2007-07-25
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 18, 2007
Common Stock, $0.01 par value	600,218,953 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2007		December 31, 2006
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$4,205.1		$2,602.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,694.4 and $481.5)	1,682.0		465.4
Equity securities (cost of $1,736.4 and $1,669.7)	2,091.8		1,984.5
Other invested assets, current	63.0		72.8
Accrued investment income	165.4		157.2
Premium and self-funded receivables	2,626.8		2,335.3
Income taxes receivable	129.1		—
Other receivables	1,261.2		1,172.7
Securities lending collateral	985.2		904.7
Deferred tax assets, net	627.1		642.6
Other current assets	1,315.1		1,284.5

Total current assets	15,151.8		11,621.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,359.1 and $15,004.6)	14,216.1		14,972.4
Equity securities (cost of $81.8 and $82.7)	85.1		86.2
Other invested assets, long-term	675.6		628.8
Property and equipment, net	968.7		988.6
Goodwill	13,337.8		13,383.5
Other intangible assets	9,254.5		9,396.2
Other noncurrent assets	504.5		497.4

Total assets	$54,194.1		$51,574.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,702.9		$5,290.3
Reserves for future policy benefits	76.4		76.3
Other policyholder liabilities	2,117.7		2,055.7

Total policy liabilities	7,897.0		7,422.3
Unearned income	1,665.7		987.9
Accounts payable and accrued expenses	2,769.6		3,242.2
Income taxes payable	—		538.2
Security trades pending payable	249.5		124.8
Securities lending payable	985.2		904.7
Current portion of long-term debt	520.0		521.0
Other current liabilities	1,682.5		1,397.4

Total current liabilities	15,769.5		15,138.5
Long-term debt, less current portion	7,652.2		6,493.2
Reserves for future policy benefits, noncurrent	655.0		646.9
Deferred tax liability, net	2,897.1		3,350.2
Other noncurrent liabilities	2,231.5		1,370.3

Total liabilities	29,205.3		26,999.1

Commitments and contingencies – Note 13

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–		–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 603,829,997 and 615,500,865	6.0		6.1
Additional paid-in capital	19,853.0		19,863.5
Retained earnings	5,122.1		4,656.1
Accumulated other comprehensive income	7.7		50.1

Total shareholders’ equity	24,988.8		24,575.8

Total liabilities and shareholders’ equity	$54,194.1		$51,574.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues
Premiums	$13,935.9	$12,918.8	$27,693.3	$25,497.7
Administrative fees	923.6	896.3	1,848.4	1,799.1
Other revenue	146.0	146.4	296.2	298.2

Total operating revenue	15,005.5	13,961.5	29,837.9	27,595.0
Net investment income	253.4	218.5	500.0	430.6
Net realized gains (losses) on investments	0.9	(8.9)	1.1	(16.0)

Total revenues	15,259.8	14,171.1	30,339.0	28,009.6

Expenses
Benefit expense	11,405.1	10,486.8	22,834.6	20,711.8
Selling, general and administrative expense:
Selling expense	429.6	413.2	852.6	814.6
General and administrative expense	1,830.7	1,778.9	3,539.3	3,550.1

Total selling, general and administrative expense	2,260.3	2,192.1	4,391.9	4,364.7
Cost of drugs	106.1	110.5	204.1	210.9
Interest expense	100.1	103.9	203.0	197.9
Amortization of other intangible assets	70.9	74.5	141.7	148.3

Total expenses	13,942.5	12,967.8	27,775.3	25,633.6

Income before income tax expense	1,317.3	1,203.3	2,563.7	2,376.0
Income tax expense	482.1	452.1	945.4	893.0

Net income	$835.2	$751.2	$1,618.3	$1,483.0

Net income per share
Basic	$1.37	$1.20	$2.65	$2.32

Diluted	$1.35	$1.17	$2.61	$2.26

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Six Months Ended June 30
	2007	2006
Operating activities
Net income	$1,618.3	$1,483.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(1.1)	16.0
Loss on disposal of assets	1.1	0.9
Deferred income taxes	(228.1)	(40.5)
Amortization, net of accretion	232.5	230.1
Depreciation expense	63.0	68.5
Share-based compensation	102.1	141.1
Excess tax benefits from share-based compensation	(127.1)	(62.4)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(198.9)	(467.6)
Other invested assets, current	10.0	(95.2)
Other assets	(39.1)	(142.3)
Policy liabilities	484.8	468.8
Unearned income	677.8	539.4
Accounts payable and accrued expenses	(319.9)	(304.0)
Other liabilities	201.9	181.2
Income taxes	254.9	(18.4)
Other, net	(25.2)	–

Net cash provided by operating activities	2,707.0	1,998.6
Investing activities
Purchases of fixed maturity securities	(5,396.2)	(8,141.8)
Proceeds from fixed maturity securities:
Sales	3,828.4	7,595.9
Maturities, calls and redemptions	444.9	359.5
Purchase of equity securities	(817.1)	(1,376.1)
Proceeds from sales of equity securities	1,232.0	1,300.1
Changes in securities lending collateral	(80.5)	686.2
Purchases of property and equipment	(120.1)	(77.4)
Proceeds from sales of property and equipment	7.6	4.6
Other, net	(21.6)	(24.7)

Net cash (used in) provided by investing activities	(922.6)	326.3
Financing activities
Net (repayment of) proceeds from commercial paper borrowings	(296.7)	191.5
Proceeds from long-term borrowings	1,478.3	2,668.9
Repayment of long-term borrowings	(5.4)	(2,156.7)
Changes in securities lending payable	80.5	(686.2)
Changes in bank overdrafts	(145.9)	124.0
Repurchase and retirement of common stock	(1,957.7)	(3,600.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	538.4	265.8
Excess tax benefits from share-based compensation	127.1	62.4

Net cash used in financing activities	(181.4)	(3,130.7)

Change in cash and cash equivalents	1,603.0	(805.8)
Cash and cash equivalents at beginning of period	2,602.1	2,740.2

Cash and cash equivalents at end of period	$4,205.1	$1,934.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$–	$50.1	$24,575.8

Net income	–	–	–	1,618.3	–	–	1,618.3
Change in net unrealized gains on investments	–	–	–	–	–	(45.2)	(45.2)
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(1.2)	(1.2)
Change in net periodic pension and postretirement costs	–	–	–	–	–	4.0	4.0

Comprehensive income							1,575.9
Repurchase and retirement of common stock	(24.4)	(0.3)	(806.7)	(1,150.7)	–	–	(1,957.7)
Issuance of common stock under employee stock plans, net of related tax benefits	12.7	0.2	796.2	–	–	–	796.4
Adoption of FIN 48	–	–	–	(1.6)	–	–	(1.6)

June 30, 2007	603.8	$6.0	$19,853.0	$5,122.1	$–	$7.7	$24,988.8

January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1

Net income	–	–	–	1,483.0	–	–	1,483.0
Change in net unrealized losses on investments	–	–	–	–	–	(173.3)	(173.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(2.6)	(2.6)

Comprehensive income							1,307.1
Repurchase and retirement of common stock	(48.0)	(0.5)	(1,524.9)	(2,075.0)		–	(3,600.4)
Reclassification of unearned share-based compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock under employee stock plans, net of related tax benefits	8.2	0.1	537.9	–	–	–	538.0

June 30, 2006	620.6	$6.2	$19,846.3	$3,581.5	$–	$(196.2)	$23,237.8

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving approximately 34.8 million members as of June 30, 2007. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, traditional indemnity plans and other hybrid plans, including consumer-driven health plans (“CDHPs”), hospital only and limited benefit products. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been recorded. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, fixed maturity and equity securities are classified as either “available-for-sale” or “trading” and are reported at fair value. The Company classifies its investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments which the Company intends to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. The Company recorded realized losses from other-than-temporary impairments of $68.1 and $24.8 for the three months ended June 30, 2007 and 2006, respectively. The Company recorded realized losses from other-than-temporary impairments of $107.8 and $34.0 for the six months ended June 30, 2007 and 2006, respectively.

4.  Goodwill and Other Intangible Assets

As further described in Note 11, Segment Information, the Company revised its reportable segments effective January 1, 2007. FAS 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets with indefinite lives be reassigned to the reporting units affected and tested for impairment between annual tests if an entity reorganizes its reporting structure. As a result, the Company completed a review of goodwill by reporting unit and an impairment test of existing goodwill during the first quarter of 2007. No impairment losses were recorded as a result of this testing. The carrying amount of goodwill by reportable segment at June 30, 2007 was $11,305.5 and $2,032.3 for the Commercial and Consumer Business (“CCB”) and Specialty, Senior and State-Sponsored Business (“4SB”) segments, respectively.

5.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007, the Board of Directors authorized an increase of $2,000.0 in the Company’s stock repurchase program, increasing the program to $7,500.0 since the current program’s inception in 2005. During the six months ended June 30, 2007, WellPoint repurchased and retired approximately 24.4 shares at an average per share price of $80.36, for an aggregate cost of $1,957.7. During the six months ended June 30, 2006, WellPoint repurchased and retired approximately 48.0 shares at an average per share price of $74.98, for an aggregate cost of $3,600.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of June 30, 2007, $992.1 remained authorized for future repurchases. Subsequent to June 30, 2007, WellPoint repurchased and retired approximately 3.8 shares at an aggregate cost of approximately $310.0, leaving approximately $682.1 for authorized future repurchases at July 18, 2007.

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	35.2	$48.19
Granted	6.3	80.81
Exercised	(12.4)	40.56
Forfeited or expired	(1.2)	72.88

Outstanding at June 30, 2007	27.9	57.87	7.4	$619.3

Exercisable at June 30, 2007	16.6	45.20	6.2	$575.5

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2007 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2007	2.0	$68.74
Granted	0.9	80.81
Vested	(0.6)	69.18
Forfeited	(0.3)	64.15

Nonvested at June 30, 2007	2.0	74.41

6.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Denominator for basic earnings per share – weighted average shares	608.9	627.8	610.4	640.1
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	9.0	14.2	10.1	15.4

Denominator for diluted earnings per share	617.9	642.0	620.5	655.5

During the three months ended June 30, 2007 and 2006, weighted average shares related to certain stock options of 6.1 and 6.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2007 and 2006, weighted average shares related to certain stock options of 4.2 and 4.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2007, the Company issued approximately 0.8 restricted stock units under the Company’s stock incentive plans. The restricted stock units will convert to shares upon vesting, which is contingent upon the Company meeting specified annual earnings per share amounts for 2007. The 0.8 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included when the contingency is met.

7.  Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $1.6 effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $884.0. As a result of the expiration of certain statute of limitations, the Company released approximately $17.6 of liabilities related to uncertain tax positions during the six months ended June 30, 2007. Of this release, approximately $15.3 was recorded as an adjustment to goodwill as such liabilities were related to prior business combinations.

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

As of June 30, 2007, as further described below, certain of the Company’s tax years remain subject to examination by the Internal Revenue Service (“IRS”). In addition, the Company continues to discuss certain industry issues with the IRS. As a result of these examinations and discussions, the Company has recorded amounts for uncertain tax positions. However, the ultimate outcome of IRS examinations and discussions, as well as an estimate of any related change to amounts recorded for uncertain tax positions, cannot be presently determined.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the three months ended June 30, 2007 and 2006, the Company recognized approximately $11.2 and $7.1 in interest, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $17.5 and $19.7 in interest, respectively. The Company had accrued approximately $213.6 and $196.1 for the payment of interest at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, the Company’s 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, the Company has several tax years for which there are ongoing disputes. For 2007, the IRS has invited the Company to join in the Compliance Assurance Program (“CAP”), and the Company has accepted. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

8.  Hedging Activity

Fair Value Hedges

For the three months ended June 30, 2007 and 2006, the Company recognized expense of $1.7 and $2.7, respectively, from fair value hedges, which were recorded as an increase to interest expense. For the six months ended June 30, 2007 and 2006, the Company recognized expense of $3.1 and $4.4, respectively, from fair value hedges, which were recorded as an increase to interest expense.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. In December 2006, the total notional value was reduced to $240.0. This swap agreement expires in December 2007. During the three and six months ended June 30, 2007 and 2006, no gain or loss from hedge ineffectiveness was recorded in earnings and the commercial paper borrowings remained outstanding at June 30, 2007.

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

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at June 30, 2007 was $6.8.

9.  Long-Term Debt

On June 8, 2007, the Company issued $700.0 of 5.875% notes due 2017 and $800.0 of 6.375% notes due 2037 under a shelf registration statement filed with the U.S. Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance are for working capital and for general corporate purposes, including, but not limited to, repurchasing shares of the Company’s common stock. The notes have a call feature that allows the Company to repurchase the notes anytime at its option and a put feature that allows a note holder to require the Company to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

The Company has an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2007, the Company had $998.7 outstanding under this program compared to $1,295.3 at December 31, 2006.

The Company has a senior revolving credit facility (the “facility”) with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2007 or during the six months then ended. At June 30, 2007, the Company had $1,501.3 available under this facility.

10.  Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended June 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$9.2	$14.2	$1.7	$3.6
Interest cost	25.4	25.1	8.9	7.8
Expected return on assets	(38.6)	(36.7)	(0.8)	(0.7)
Recognized actuarial loss	0.1	4.2	0.7	0.9
Amortization of prior service cost	0.2	(0.2)	(0.9)	(1.0)
Curtailment loss (gain)	6.1	–	(0.6)	–

Net periodic benefit cost	$2.4	$6.6	$9.0	$10.6

The components of net periodic benefit cost included in the consolidated statements of income for the six months ended June 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$18.8	$28.2	$4.1	$6.1
Interest cost	51.0	50.4	17.5	15.6
Expected return on assets	(76.2)	(72.3)	(1.6)	(1.4)
Recognized actuarial loss	0.4	8.4	1.8	2.1
Amortization of prior service cost	0.4	(0.5)	(1.6)	(1.3)
Curtailment loss (gain)	6.1	(4.6)	(0.6)	–

Net periodic benefit cost	$0.5	$9.6	$19.6	$21.1

For the year ending December 31, 2007, no required contributions under ERISA are expected; however, the Company may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three or six months ended June 30, 2007.

During the three months ended June 30, 2007, the Company incurred a net curtailment loss of $6.1 within certain of its supplemental pension plans.

11.  Segment Information

The Company has implemented an organizational structure designed to facilitate the Company’s strategic plan. The Company is organized around three reportable segments: CCB, 4SB and Other. The Company’s reportable segments are in accordance with the organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business beginning January 1, 2007. Segment disclosures for 2006 have been reclassified to conform to the 2007 presentation.

The Company’s CCB segment includes business units which offer similar products and services, including commercial accounts and individual programs. The Company offers a diversified mix of managed care products, including PPO’s, HMOs, traditional indemnity benefits and POS plans. The Company also offers a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products. Additionally, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

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

As a result of the organizational structure described above, as of December 31, 2006 a liability of $51.6 remained for future payments of termination costs. The Company accrued an additional $8.7 and made payments of $26.0 during the six months ended June 30, 2007 related to these termination costs. A liability of $34.3 remained at June 30, 2007 for future payments of termination costs.

Financial data by reportable segment for the three and six months ended June 30, 2007 and 2006 is as follows:

	CCB	4SB	Other and Eliminations	Total
Three Months Ended June 30, 2007
Operating revenue from external customers	$10,516.0	$2,982.7	$1,506.8	$15,005.5
Intersegment revenues	–	423.1	(423.1)	–
Operating gain	1,013.9	212.8	7.3	1,234.0

Three Months Ended June 30, 2006
Operating revenue from external customers	$10,148.4	$2,494.0	$1,319.1	$13,961.5
Intersegment revenues	–	349.4	(349.4)	–
Operating gain (loss)	906.3	287.0	(21.2)	1,172.1

Six Months Ended June 30, 2007
Operating revenue from external customers	$20,933.8	$5,929.3	$2,974.8	$29,837.9
Intersegment revenues	–	810.9	(810.9)	–
Operating gain	2,027.7	356.0	23.6	2,407.3

Six Months Ended June 30, 2006
Operating revenue from external customers	$20,065.8	$4,942.4	$2,586.8	$27,595.0
Intersegment revenues	–	682.6	(682.6)	–
Operating gain (loss)	1,888.4	453.0	(33.8)	2,307.6

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Reportable segments operating revenues	$15,005.5	$13,961.5	$29,837.9	$27,595.0
Net investment income	253.4	218.5	500.0	430.6
Net realized gains (losses) on investments	0.9	(8.9)	1.1	(16.0)

Total revenues	$15,259.8	$14,171.1	$30,339.0	$28,009.6

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Reportable segments operating gain	$1,234.0	$1,172.1	$2,407.3	$2,307.6
Net investment income	253.4	218.5	500.0	430.6
Net realized gains (losses) on investments	0.9	(8.9)	1.1	(16.0)
Interest expense	(100.1)	(103.9)	(203.0)	(197.9)
Amortization of other intangible assets	(70.9)	(74.5)	(141.7)	(148.3)

Income before income tax expense	$1,317.3	$1,203.3	$2,563.7	$2,376.0

12.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$835.2	$751.2	$1,618.3	$1,483.0
Change in net unrealized losses on investments	(97.3)	(122.4)	(45.2)	(173.3)
Change in net unrealized losses on cash flow hedges	(0.6)	0.1	(1.2)	(2.6)
Change in net periodic pension and postretirement costs	3.3	–	4.0	–

Comprehensive income	$740.6	$628.9	$1,575.9	$1,307.1

13.  Commitments and Contingencies

Litigation

In July 2005, the Company entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after the Company reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and is not affected by the prior settlement between the Company and plaintiffs. The Love Litigation alleges that the Blue Cross and Blue Shield Association and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On April 27, 2007, the Company, along with 22 other Blue Cross and Blue Shield plans and the Blue Cross and Blue Shield Association, announced a settlement of the Love Litigation. The Court granted preliminary approval on May 31, 2007. The settlement will not have a material effect on the Company’s consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s (“WHN”) acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007, the arbitration panel issued a Phase II ruling stating the amount the Company owes to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining the Company’s liability for losses and expenses paid after June 30, 2006, which liability has not been determined yet. The Company filed a Petition to Confirm and John Hancock filed an Application to Vacate the arbitration rulings, which are currently pending in federal court. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial condition or results of operations.

In various California state courts, the Company is defending a number of individual lawsuits and several purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California (“BCC”) and BC Life & Health Insurance Company (“BCL&H”),

both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. In December 2006, the California Medical Association filed a motion to intervene in one of the class actions. The motion has not been heard. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. A settlement of one of the class actions is pending preliminary approval by the trial court. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007 the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws. While the outcome is currently unknown, the Company believes that any liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial condition or results of operations.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in mediation or arbitration. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded. An amended complaint was recently filed adding the California Medical Association along with the California Hospital Association as new plaintiffs in this suit. In December 2006, this purported class of hospitals also filed a motion to intervene in one of the individual class action cases referenced above. The motion has not been heard. The Company denies any wrongdoing. The Company intends to vigorously defend these proceedings; however, their ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

The Company entered into certain agreements with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house. The Company’s remaining commitment under these contracts at June 30, 2007 is approximately $857.6 over a six year period. The Company has the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

On July 15, 2004, the Company agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. While the maximum amount of the guaranty may be reduced in periods after September 30, 2006 as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity, the maximum guaranty remained $37.0 at June 30, 2007. The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances. In connection with the guaranty, the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty. The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral. In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to approximately $22.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by the Company do not exceed specified targets. Approximately $2.3 has been funded through June 30, 2007. The well-being center began operations during December 2006.

14.  Pending Transaction

On July 9, 2007, the Company announced it had entered into an agreement to acquire Imaging Management Holdings, LLC (“IMH”) whose sole business is the holding company parent of American Imaging Management, Inc. (“AIM”). AIM is a leading radiology benefit management and technology company and currently provides services to the Company as well as other customers nationwide, including eight other Blue Cross and Blue Shield licensees. The acquisition directly ties to WellPoint’s strategy to become the leader in affordable quality care and the most trusted choice for consumers. WellPoint will pay approximately $300.0 in cash and the acquisition is expected to close later in 2007, subject to standard closing conditions and customary approvals by regulatory agencies.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – June 30, 2007 Compared to June 30, 2006

V.	Cost of Care

VI.	Results of Operations – Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

VII.	Results of Operations – Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

VIII. Critical	Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving approximately 34.8 million members as of June 30, 2007. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended June 30, 2007 was $15.0 billion, an increase of $1.0 billion, or 7%, over the three months ended June 30, 2006. Operating revenue for the six months ended June 30, 2007 was $29.8 billion, an increase of $2.2 billion, or 8%, over the six months ended June 30, 2006. This increase was primarily driven by premium rate increases in Local Group, growth in our State-Sponsored business with the addition of five new states, growth in Medicare Advantage business and increased reimbursement in the Federal Employee Program, or FEP.

Net income for the three months ended June 30, 2007 was $835.2 million, an 11% increase over the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $1.6 billion, a 9% increase over the six months ended June 30, 2006. Our fully-diluted earnings per share, or EPS, was $1.35 for the three months ended June 30, 2007, which was a 15% increase over the EPS of $1.17 for the three months ended June 30, 2006. Our fully-diluted earnings per share, or EPS, was $2.61 for the six months ended June 30, 2007, which was a 15% increase over the EPS of $2.26 for the six months ended June 30, 2006.

Operating cash flow for the six months ended June 30, 2007 was $2.7 billion, or 1.7 times net income. Operating cash flow for the six months ended June 30, 2006 was $2.0 billion, or 1.3 times net income. The increase in operating cash flow from 2006 was driven primarily by lower income tax payments and higher net income in 2007 compared to 2006.

II.	Overview

In the third quarter of 2006, we announced an organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business beginning January 1, 2007. This structure capitalizes on our unique local presence and emphasizes company-wide innovation and strong customer focus. As a result of this organizational structure, we manage our operations through three reportable segments: Commercial and Consumer Business, or CCB; Specialty, Senior and State-Sponsored Business, or 4SB; and Other. See Note 11 to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q.

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

Our 4SB segment is comprised of businesses providing specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. We also provide network rental and medical management services to workers compensation carriers.

The Other segment includes results from our Federal Government Solutions business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. Our Federal Government Solutions business includes FEP and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation.

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

Our selling expense consists of external broker commission expenses and generally varies with premium volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus salary and benefit expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our PBM. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of mail order prescriptions at our PBM, as well as cost changes, driven by prices set by pharmaceutical companies and the mix of drugs sold.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 and the MD&A included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month period ended June 30, 2007 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2007.

III.	Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007, the Board of Directors authorized an increase of $2.0 billion in our stock repurchase program, increasing the program to $7.5 billion since the current program’s inception in 2005. During the six months ended June 30, 2007, we repurchased and retired approximately 24.4 million shares at an average share price of $80.36, for an aggregate cost of $2.0 billion. As of June 30, 2007, $1.0 billion remained authorized for future repurchases. Subsequent to June 30, 2007, we repurchased and retired approximately 3.8 million shares for an aggregate cost of approximately $0.3 billion, leaving approximately $0.7 billion for authorized future repurchases at July 18, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership – June 30, 2007 Compared to June 30, 2006

Our customer type definitions were revised in the first quarter of 2007 in accordance with our organizational structure, as described above. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2007 and 2006. Also included below are key specialty metrics, including prescription volume for our PBM and membership by product. The medical membership and specialty metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands) Medical Membership	2007	2006[1]	Change	% Change
Customer Type
Local Group	16,688	16,701	(13)	0%
Individual	2,450	2,508	(58)	(2)
National:
National Accounts	6,413	6,217	196	3
BlueCard	4,475	4,194	281	7

Total National	10,888	10,411	477	5
Senior	1,238	1,209	29	2
State-Sponsored	2,122	1,980	142	7
FEP	1,381	1,354	27	2

Total medical membership by customer type	34,767	34,163	604	2%

Funding Arrangement
Self-Funded	17,425	16,980	445	3%
Fully-Insured	17,342	17,183	159	1

Total medical membership by funding arrangement	34,767	34,163	604	2%

Reportable Segment
Commercial and Consumer Business	30,026	29,620	406	1%
Specialty, Senior and State-Sponsored Business	3,360	3,189	171	5
Other	1,381	1,354	27	2

Total medical membership by reportable segment	34,767	34,163	604	2%

Specialty Metrics
PBM prescription volume[2]	98,054	96,919	1,135	1%
Behavioral health membership	20,038	15,938	4,100	26
Life and disability membership	5,754	5,964	(210)	(4)
Dental membership	5,169	5,258	(89)	(2)
Vision membership	2,480	940	1,540	164
Medicare Part D membership	1,594	1,527	67	4

[1]	Medical membership data for 2006 has been reclassified to conform to the 2007 presentation.
[2]	Represents prescription volume for mail order, specialty pharmacy and retail prescriptions for the three months ended June 30, 2007 and 2006.

During the twelve months ended June 30, 2007, total medical membership increased approximately 604,000, or 2%, primarily due to increases in National, including BlueCard, and State-Sponsored business partially offset by declines in Individual and Local Group membership.

Self-funded medical membership increased 445,000, or 3%, primarily due to BlueCard growth, an increase in self-funded National Accounts membership resulting from additional sales and in-group growth, and a shift in business mix from fully-insured to self-funded. Partially offsetting these increases was a reduction in self-funded membership of approximately 222,000 members associated with our investment in a Puerto Rico joint venture in

2006. In December 2006, our ownership of a joint venture in Puerto Rico changed from a 50 percent ownership of a Medicaid managed care subsidiary to a smaller percentage in the joint venture’s parent company. Accordingly, we no longer include the 222,000 members related to this investment in our reported enrollment.

Fully-insured membership increased by 159,000 members, or 1%, primarily due to the addition of approximately 368,000 members in State-Sponsored business related to the addition of five new states, partially offset by decreases in Local Group and Individual membership, as well as a shift in business mix from fully-insured to self-funded.

National Accounts membership increased 196,000, or 3%, primarily driven by in-group growth and additional sales as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio.

BlueCard membership increased 281,000, or 7%, primarily due to increased sales and corresponding claims by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

State-Sponsored membership increased 142,000, or 7%, net of the Puerto Rico joint venture membership accounting change, primarily due to the addition of 368,000 members in five new states, which reflects our ability to attract new members in State-Sponsored business due to our comprehensive array of health management services we make available to the nation’s Medicaid recipients.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies increased by 1,135,000, or 1%, primarily due to increased Medicare Part D membership, partially offset by lapses of certain low margin rebate-only customers in 2006 for which we received a fee for processing the rebate. Behavioral health membership increased 4,100,000, or 26%, primarily due to the conversion of 2,882,000 members from a third-party vendor in April 2007 and a 568,000 membership gain from the acquisition of Behavioral Health Network in New Hampshire in October 2006. Vision membership increased 1,540,000, or 164%, primarily due to the growth of the Blue View Vision product and the conversion over the last twelve months of 971,000 members from a competing plan in Virginia to this new product, as well as new sales in several markets. Medicare Part D membership increased 67,000, or 4%.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended June 30, 2007 for our Local Group and Individual fully-insured businesses only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the three months ended June 30, 2007, we believe our 2007 cost of care trend estimate of less than 8% is appropriate.

Costs for inpatient and outpatient services are the primary drivers of overall cost trends. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals. Utilization (admissions per 1,000 members) increased slightly, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our expanding radiology management programs on our outpatient trends. These programs are designed to ensure appropriate use of radiology services by our members. On July 9, 2007, we announced that we have entered into an agreement to acquire American Imaging Management, Inc. (“AIM”), a leading radiology benefit management and technology company. Incorporating their technology will allow us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need.

Pharmacy benefit cost trend increased due to both pharmacy unit cost (cost per prescription) trend and utilization (prescriptions per member per year). The increased use of specialty drugs and higher mail order volume by our members were the primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, lower utilization resulting from higher mail order volume, benefit plan design changes, and improved pharmaceutical contracting. Higher mail order volume contributes to a lower number of prescriptions as one mail order prescriptions is filled for a 90 day supply versus three 30 day retail prescriptions.

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

VI.	Results of Operations – Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Our consolidated results of operations for the three months ended June 30, 2007 and 2006 are discussed in the following section.

	Three Months Ended June 30
(In millions, except per share data)	2007	2006	$ Change	% Change
Premiums	$13,935.9	$12,918.8	$1,017.1	8%
Administrative fees	923.6	896.3	27.3	3
Other revenue	146.0	146.4	(0.4)	–

Total operating revenue	15,005.5	13,961.5	1,044.0	7
Net investment income	253.4	218.5	34.9	16
Net realized gains (losses) on investments	0.9	(8.9)	9.8	NM	[1]

Total revenues	15,259.8	14,171.1	1,088.7	8
Benefit expense	11,405.1	10,486.8	918.3	9
Selling, general and administrative expense:
Selling expense	429.6	413.2	16.4	4
General and administrative expense	1,830.7	1,778.9	51.8	3

Total selling, general and administrative expense	2,260.3	2,192.1	68.2	3
Cost of drugs	106.1	110.5	(4.4)	(4)
Interest expense	100.1	103.9	(3.8)	(4)
Amortization of other intangible assets	70.9	74.5	(3.6)	(5)

Total expenses	13,942.5	12,967.8	974.7	8

Income before income tax expense	1,317.3	1,203.3	114.0	9
Income tax expense	482.1	452.1	30.0	7

Net income	$835.2	$751.2	$84.0	11

Average diluted shares outstanding	617.9	642.0	(24.1)	(4)%
Diluted net income per share	$1.35	$1.17	$0.18	15%
Benefit expense ratio[2]	81.8%	81.2%		60	bp3
Selling, general and administrative expense ratio[4]	15.1%	15.7%		(60	)bp3
Income before income taxes as a percentage of total revenue	8.6%	8.5%		10	bp3
Net income as a percentage of total revenue	5.5%	5.3%		20	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $1.0 billion, or 8%, to $13.9 billion in 2007, primarily due to premium rate increases in Local Group, growth in State-Sponsored with the addition of five new states and growth in Medicare Advantage business. Additionally, premiums increased due to increased reimbursement for the FEP program.

Administrative fees increased $27.3 million, or 3%, to $923.6 million in 2007, primarily due to self-funded membership growth in National, including BlueCard, and Local Group and rate increases in Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our CCB segment, seniors in our 4SB segment and third party clients. Other revenue decreased $0.4 million, or 0.3%, to $146.0 million in 2007, primarily due to decreased prescription volume from our third party customers, partially offset by continued growth in prescription volume from our health plans, including Medicare Part D members.

Net investment income increased $34.9 million, or 16%, to $253.4 million in 2007 primarily resulting from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30
(In millions)	2007	2006	$ Change
Net realized losses from the sale of fixed maturity securities	$(6.2)	$(32.0)	$25.8
Net realized gains from the sale of equity securities	78.0	48.3	29.7
Other-than-temporary impairments – credit related	(4.2)	(4.9)	0.7
Other-than-temporary impairments – interest rate related	(63.9)	(19.9)	(44.0)
Other realized losses	(2.8)	(0.4)	(2.4)

Net realized gains (losses)	$0.9	$(8.9)	$9.8

Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities and interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Net realized losses in 2006 related primarily to the sale of fixed maturity securities at a loss and other-than-temporary impairments, primarily from fixed maturity securities, partially offset by the sale of equity securities at a gain.

Benefit expense increased $918.3 million, or 9%, to $11.4 billion in 2007, primarily due to increased cost of care in the CCB segment, our FEP business and the medical business of the 4SB segment. Benefit expense for the CCB segment increased primarily due to increased cost of care in our Local Group and Individual Business. Benefit expense for the 4SB segment also increased due to growth in State-Sponsored business with the addition of five new states since the second quarter of 2006, growth of our Medicare Advantage business and a prior year favorable change in experience factors for waiver of premium reserves in our life and disability business that did not recur in 2007.

Our benefit expense ratio increased 60 basis points to 81.8% in 2007. The largest portion of the increase was attributable to the medical business and life and disability business of the 4SB segment. The benefit expense ratio in the medical portion of the 4SB segment increased primarily due to State-Sponsored business, which was driven by claims experience in two existing states and the addition of five new states, which will generally have a higher benefit expense ratio than our Company average. We are in the process of negotiating premium rate increases in the affected areas, re-contracting certain provider contracts and implementing cost of care-related initiatives. With these actions, we expect the benefit expense ratio for State-Sponsored business to moderate later in 2007. The life and disability benefit expense ratio was higher in the second quarter of 2007 when compared to the second quarter of 2006 as the prior period was favorably impacted by a change in experience factors for waiver of premium reserves that did not recur in 2007. Growth in FEP business, for which we are reimbursed for the cost plus a fee, also caused the second quarter 2007 benefit expense ratio to increase from the second quarter of 2006 as this business operates at a benefit expense ratio which is higher than our average.

Selling, general and administrative expense increased $68.2 million, or 3%, to $2.3 billion in 2007 while our selling, general and administrative expense ratio decreased 60 basis points to 15.1% in 2007. This decrease in our selling, general and administrative expense ratio was primarily due to growth in premium income, further leveraging of general and administrative costs over a larger membership base and due to continued expense control.

Cost of drugs decreased $4.4 million, or 4%, to $106.1 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs. This decrease was partially offset by continued growth in mail order prescription volume from our health plans.

Interest expense decreased $3.8 million, or 4%, to $100.1 million in 2007, primarily due to a decreased use of commercial paper during the second quarter of 2007, partially offset by the issuance of approximately $1.5 billion in long-term debt in June of 2007.

Amortization of other intangible assets decreased $3.6 million, or 5%, to $70.9 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which resulted in greater expense in earlier periods.

Income tax expense increased $30.0 million, or 7%, to $482.1 million in 2007. The effective tax rate in 2007 and 2006 was 36.6% and 37.6%, respectively. The 100 basis point decrease in the effective tax rate in 2007 was primarily a result of tax planning strategies. We believe the lower rate is sustainable.

Our net income as a percentage of total revenue increased 20 basis points, from 5.3% in 2006 to 5.5% in 2007. The increase in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 11 to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended June 30, 2007 and 2006 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

Commercial and Consumer Business

Our CCB segment’s summarized results of operations for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$10,516.0	$10,148.4	$367.6	4%
Operating gain	$1,013.9	$906.3	$107.6	12%
Operating margin	9.6%	8.9%		70	bp

Operating revenue increased $367.6 million, or 4%, to $10.5 billion in 2007, primarily due to premium rate increases in Local Group and Individual Business and fee increases in Local Group, partially offset by membership losses in fully-insured Local Group, National and Individual business and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $107.6 million, or 12%, to $1.0 billion in 2007 driven by operating revenue growth and the timing of prior period development in 2006, partially offset by higher selling, general and administrative expenses.

The operating margin in 2007 was 9.6%, a 70 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Specialty, Senior and State-Sponsored Business

Our 4SB segment’s summarized results of operations for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$3,405.8	$2,843.4	$562.4	20%
Operating gain	$212.8	$287.0	$(74.2)	(26)%
Operating margin	6.2%	10.1%		(390	) bp

Operating revenue increased $562.4 million, or 20%, to $3.4 billion in 2007, primarily due to growth in State-Sponsored business, which included the addition of five new states since the second quarter of 2006, and growth in Medicare Advantage.

Operating gain decreased $74.2 million, or 26%, to $212.8 million in 2007, primarily due to higher State-Sponsored claims experience in two existing states, and the Company’s life and disability lines of business, as the favorable impact of a change in experience factors for waiver of premium reserves recorded in the second quarter of 2006 did not recur in 2007, partially offset by increased PBM mail-order operating margin driven by increased use of generic drugs.

The operating margin in 2007 was 6.2%, a 390 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue from external customers	$1,506.8	$1,319.1	$187.7	14%
Elimination of intersegment revenue	(423.1)	(349.4)	(73.7)	21%

Total operating revenue	$1,083.7	$969.7	$114.0	12%

Operating gain (loss)	$7.3	$(21.2)	$28.5	NM [1]

[1]	NM=Not meaningful.

Operating revenue from external customers increased $187.7 million, or 14%, to $1.5 billion in 2007, primarily due to higher premium in FEP business. The elimination of intersegment revenue increased $73.7 million, or 21%, in 2007, reflecting additional sales of pharmacy and specialty pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating gain totaled $7.3 million in the second quarter of 2007 compared to an operating loss of $21.2 million in the second quarter of 2006, which represented an improvement of $28.5 million. This improvement was primarily driven by lower selling, general and administrative expenses incurred by our corporate business unit, the non-recurrence of change-in-control expenses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc. and higher government reimbursements to FEP for administrative costs.

VII.	Results of Operations—Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Our consolidated results of operations for the six months ended June 30, 2007 and 2006 are discussed in the following section.

	Six Months Ended June 30
(In millions, except per share data)	2007	2006	$ Change	% Change
Premiums	$27,693.3	$25,497.7	$2,195.6	9%
Administrative fees	1,848.4	1,799.1	49.3	3
Other revenue	296.2	298.2	(2.0)	(1)

Total operating revenue	29,837.9	27,595.0	2,242.9	8
Net investment income	500.0	430.6	69.4	16
Net realized gains (losses) on investments	1.1	(16.0)	17.1	NM	[1]

Total revenues	30,339.0	28,009.6	2,329.4	8
Benefit expense	22,834.6	20,711.8	2,122.8	10
Selling, general and administrative expense:
Selling expense	852.6	814.6	38.0	5
General and administrative expense	3,539.3	3,550.1	(10.8)	–

Total selling, general and administrative expense	4,391.9	4,364.7	27.2	1
Cost of drugs	204.1	210.9	(6.8)	(3)
Interest expense	203.0	197.9	5.1	3
Amortization of other intangible assets	141.7	148.3	(6.6)	(4)

Total expenses	27,775.3	25,633.6	2,141.7	8

Income before income tax expense	2,563.7	2,376.0	187.7	8
Income tax expense	945.4	893.0	52.4	6

Net income	$1,618.3	$1,483.0	$135.3	9%

Average diluted shares outstanding	620.5	655.5	(35.0)	(5)%
Diluted net income per share	$2.61	$2.26	$0.35	15%
Benefit expense ratio[2]	82.5%	81.2%		130	bp3
Selling, general and administrative expense ratio[4]	14.7%	15.8%		(110	)bp3
Income before income taxes as a percentage of total revenue	8.5%	8.5%		0	bp3
Net income as a percentage of total revenue	5.3%	5.3%		0	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $2.2 billion, or 9%, to $27.7 billion in 2007, primarily due to premium rate increases in Local Group, increased reimbursement in the FEP program, growth in our State-Sponsored business with the addition of five new states and growth in Medicare Advantage business.

Administrative fees increased $49.3 million, or 3%, to $1.8 billion in 2007, primarily due to self-funded membership growth in National, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our CCB segment, seniors in our 4SB segment and third party clients. Other revenue decreased $2.0 million, or 1%, to $296.2 million in 2007, primarily due to decreased prescription volume from our third party customers including lapses of certain low margin rebate only customers for which we received a fee for processing the rebate. These lapses were partially offset by continued growth in prescription volume from our health plans, including Part D members.

Net investment income increased $69.4 million, or 16%, to $500.0 million in 2007 primarily resulting from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30
(In millions)	2007	2006	$ Change
Net realized losses from the sale of fixed maturity securities	$(6.2)	$(52.4)	$46.2
Net realized gains from the sale of equity securities	115.4	66.3	49.1
Other-than-temporary impairments – credit related	(18.9)	(10.5)	(8.4)
Other-than-temporary impairments – interest rate related	(88.9)	(23.4)	(65.5)
Other realized (losses) gains	(0.3)	4.0	(4.3)

Net realized gains (losses)	$1.1	$(16.0)	$17.1

Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of interest rate related impairments of fixed maturity securities and impairments of equity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Net realized losses in 2006 related primarily to the sale of fixed maturity securities at a loss and other-than-temporary impairments, partially offset by the sale of equity securities at a gain.

Benefit expense increased $2.1 billion, or 10%, to $22.8 billion in 2007, primarily due to membership growth in 4SB and the medical cost trend in the medical business of the 4SB segment and the CCB segment. Benefit expense for the 4SB segment increased primarily due to growth in State-Sponsored business with the addition of five new states since the second quarter of 2006, growth in Medicare Advantage, Medicare Part D and a prior year favorable change in experience factors for waiver of premium reserves in our life and disability business that did not recur in 2007. Medicare Part D has higher benefit expense in the first part of the year before members reach the “doughnut hole,” or coverage gap. This seasonality was more pronounced in 2007 as new members had to be enrolled by December 31, 2006 to sign up with a Medicare Part D plan for 2007 and existing members renewed on January 1, 2007, resulting in the majority of the 2007 membership being effective since the beginning of the year. In 2006, the first year of the program, members had until May 15, 2006 to sign up with a

Medicare Part D plan, which resulted in lower benefit expense in the first six months of 2006. In addition, benefit expense in the first six months of 2007 increased due to slightly higher recognized medical cost trend in the CCB segment, primarily in Local Group. Trend is impacted by the timing of prior period development. Lastly, continued growth in FEP business resulted in increased benefit expense in the first six months of 2007.

Our benefit expense ratio increased 130 basis points to 82.5% in 2007. The largest portion of the increase was attributable to the medical business of the 4SB segment. The benefit expense ratio in the 4SB segment primarily increased due to Senior business and State-Sponsored business. The increase in Senior business’ benefit expense ratio was primarily driven by higher claims trend in Medicare Supplement and Medicare Advantage. The increase in State-Sponsored business’ benefit expense ratio was primarily driven by claims experience in two existing states. We are in the process of negotiating premium rate increases in the affected areas, re-contracting certain provider contracts and implementing cost of care-related initiatives. With these actions, we expect the benefit expense ratio for State-Sponsored business to moderate later in 2007. In addition, the benefit expense ratio increased due to slightly higher recognized medical cost trend in the CCB segment, primarily in Local Group. Trend is impacted by the timing of prior period development. However, for the full year 2007, we continue to believe our medical cost trend is less than 8.0%. Growth in FEP business, for which we are reimbursed for the cost plus a fee, also caused the first six months of 2007 benefit expense ratio to increase from the first six months of 2006 as this business operates at a benefit expense ratio which is higher than our average.

Selling, general and administrative expense increased $27.2 million, or 1%, to $4.4 billion in 2007 and our selling, general and administrative expense ratio decreased 110 basis points to 14.7% in 2007. This decrease in our selling, general and administrative expense ratio was primarily due to growth in premium income, further leveraging of general and administrative costs over a larger membership base and due to continued control of expenses, including discretionary spending. We expect a similar selling, general and administrative expense ratio during the remainder of 2007, while continuing to implement discretionary programs to support our long-term strategic initiatives.

Cost of drugs decreased $6.8 million, or 3%, to $204.1 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs. This decrease was partially offset by continued growth in mail order prescription volume from our health plans.

Interest expense increased $5.1 million, or 3%, to $203.0 million in 2007, primarily due to the issuance of approximately $1.5 billion in long-term debt in June 2007.

Amortization of other intangible assets decreased $6.6 million, or 4%, to $141.7 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which resulted in greater expense in earlier periods.

Income tax expense increased $52.4 million, or 6%, to $945.4 million in 2007. The effective tax rate in 2007 and 2006 was 36.9% and 37.6%, respectively. The 40 basis point decrease in the effective tax rate in 2007 was primarily a result of tax planning strategies. We believe the lower rate is sustainable. We now expect our full year effective tax rate to be 36.8%.

Our net income as a percentage of total revenue was unchanged as compared to 2006 at 5.3%.

The discussions of segment results for the six months ended June 30, 2007 and 2006 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

Commercial and Consumer Business

Our CCB segment’s summarized results of operations for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$20,933.8	$20,065.8	$868.0	4%
Operating gain	$2,027.7	$1,888.4	$139.3	7%
Operating margin	9.7%	9.4%		30	bp

Operating revenue increased $868.0 million, or 4%, to $20.9 billion in 2007, primarily due to premium rate increases in Local Group and Individual business, partially offset by the slight membership declines in National and Local Group business and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $139.3 million, or 7%, to $2.0 billion in 2007 driven by operating revenue growth, partially offset by increased benefit expense, primarily in Local Group.

The operating margin in 2007 was 9.7%, a 30 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Specialty, Senior and State-Sponsored Business

Our 4SB segment’s summarized results of operations for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30		$ Change	% Change
(In millions)	2007	2006
Operating revenue	$6,740.2	$5,625.0	$1,115.2	20%
Operating gain	$356.0	$453.0	$(97.0)	(21)%
Operating margin	5.3%	8.1%		(280	)bp

Operating revenue increased $1.1 billion, or 20%, to $6.7 billion in 2007, primarily due to growth in State-Sponsored business with the addition of five new states since the second quarter of 2006, growth in Medicare Advantage membership and Medicare Part D.

Operating gain decreased $97.0 million, or 21%, to $356.0 million in 2007, primarily due to increases in State-Sponsored claims experience in two existing states, higher benefit expense relating to Medicare Supplement and the favorable impact of a change in experience factors for waiver of premium reserves in the life and disability lines of business recorded in the second quarter of 2006 that did not recur in 2007. These decreases were partially offset by increased PBM operating margin driven by the increased use of generic drugs and favorable pricing actions.

Other

Our Other segment’s summarized results of operations for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30		$ Change	% Change
(In millions)	2007	2006
Operating revenue from external customers	$2,974.8	$2,586.8	$388.0	15%
Elimination of intersegment revenue	(810.9)	(682.6)	(128.3)	19%

Total operating revenue	$2,163.9	$1,904.2	$259.7	14%

Operating gain (loss)	$23.6	$(33.8)	$57.4	NM [1]

[1]	NM = Not meaningful.

Operating revenue from external customers increased $388.0 million, or 15%, to $3.0 billion in 2007, primarily due to higher premium in FEP business. The elimination of intersegment revenue increased $128.3 million, or 19%, in 2007, reflecting additional sales of pharmacy and specialty pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating gain totaled $23.6 million in the first six months of 2007 compared to an operating loss of $33.8 million in the first six months of 2006, which represented an increase of $57.4 million. This increase was primarily driven by lower selling, general and administrative expenses incurred by our corporate business unit, the non-recurrence of change-in-control expenses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc. and higher government reimbursements to FEP for administrative costs.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2007, this liability was $5.7 billion and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 96%, or $5.5 billion of our total medical claims liability as of June 30, 2007; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4%, or $231.9 million, of the total medical claims liability as of June 30, 2007. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of June 30, 2007 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At June 30, 2007, the variability in months three to five was estimated to be between 40 and 80 basis points, while months six through twelve have much lower variability ranging from 20 to 30 basis points.

Over the period from December 31, 2006 to June 30, 2007, completion factors have increased. With consideration of claim payments through June 30, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period have developed slightly higher than those used at December 31, 2006. This resulted in approximately $21.9 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the six months ended June 30, 2007. This continued increase in completion factors has been taken into consideration when determining the completion factors used in establishing the June 30, 2007 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $188.0 million, in the June 30, 2007 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2005 to June 30, 2006, completion factors increased. With consideration of claim payments through June 30, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period developed higher than those used at December 31, 2005, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $88.2 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the six months ended June 30, 2006.

Over the period from December 31, 2005 to December 31, 2006, completion factors increased. With consideration of claim payments through December 31, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period developed higher than those used at December 31, 2005, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $113.6 million of redundancy in the December 31, 2005 estimate and is included in the statement of income for the year ended December 31, 2006.

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

The other major assumption used in the establishment of the June 30, 2007 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At June 30, 2007, there was a 620 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $487.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at June 30, 2007. As we look at the year-over-year claim trend for the prior period (May and June 2006) compared to the current period (May and June 2007), the trend used in our reserve models have increased slightly. However, claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the six months ended June 30, 2007, resulted in approximately $334.2 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the six months ended June 30, 2007.

Claim trends observed as of December 31, 2005 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2005. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the six months ended June 30, 2006, resulted in approximately $468.5 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the six months ended June 30, 2006. The difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2006, resulted in approximately $504.1 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the year ended December 31, 2006.

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

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004 is as follows:

	Six Months Ended June 30		Years Ended December 31
(In millions)	2007	2006	2006	2005	2004
Gross medical claims payable, beginning of period	$5,290.3	$4,853.4	$4,853.4	$4,134.0	$1,836.0
Ceded medical claims payable, beginning of period	(51.0)	(27.7)	(27.7)	(31.9)	(8.7)

Net medical claims payable, beginning of period	5,239.3	4,825.7	4,825.7	4,102.1	1,827.3

Business combinations and purchase adjustments	(2.0)	(6.4)	(6.4)	784.5	2,331.0
Net incurred medical claims:
Current year	23,208.3	21,156.8	42,613.2	32,865.6	15,344.9
Prior years (redundancies)	(356.1)	(556.7)	(617.7)	(644.9)	(171.9)

Total net incurred medical claims	22,852.2	20,600.1	41,995.5	32,220.7	15,173.0

Net payments attributable to:
Current year medical claims	17,973.0	16,534.4	37,486.0	28,997.1	12,453.2
Prior years medical claims	4,467.6	3,752.1	4,089.5	3,284.5	2,776.0

Total net payments	22,440.6	20,286.5	41,575.5	32,281.6	15,229.2

Net medical claims payable, end of period	5,648.9	5,132.9	5,239.3	4,825.7	4,102.1
Ceded medical claims payable, end of period	54.0	29.7	51.0	27.7	31.9

Gross medical claims payable, end of period	$5,702.9	$5,162.6	$5,290.3	$4,853.4	$4,134.0

Current year medical claims paid as a percent of current year net incurred medical claims	77.4%	78.2%	88.0%	88.2%	81.2%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	7.3%	13.0%	14.7%	18.7%	10.4%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.8%	1.7%	1.9%	4.2%	1.4%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $356.1 million shown above for the six months ended June 30, 2007 represents an estimate based on paid claim activity from January 1, 2007 to June 30, 2007, and may not be indicative of the expected prior year experience for the year ending December 31, 2007. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 89%, of the $356.1 million redundancy relates to claims incurred in calendar year 2006, with the remaining 11% related to claims incurred in 2005 and prior.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.0% for 2006, 88.2% for 2005, and 81.2% for 2004. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WellPoint Health Networks Inc., or WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,057.7 million, current year net incurred medical claims would have been $13,835.1 million and the adjusted ratio would have been approximately 87.2% for 2004. Comparison of the 2006 ratio of 88.0% and the 2005 ratio of 88.2% reflects a moderate decline due to system conversions and integration activity that impacted the 2006 ratio. Comparison of the 2005 ratio of 88.2% and the adjusted 2004 ratio of 87.2% indicates that we paid claims faster between those periods. The increase was primarily attributable to improved processes and our provider networks submitting claims information to us more timely as a result of increased electronic submissions. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. Review of the six-month periods presented above shows that as of June 30, 2007, 77.4% of current year net incurred medical claims had been paid in the period incurred, as compared to 78.2% for the same period in 2006.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This ratio was 7.3% for the six months ended June 30, 2007 and 13.0% for the six months ended June 30, 2006. The 570 basis point decrease over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. This metric was 14.7% for 2006, 18.7% for 2005 and 10.4% for 2004. As discussed previously, the 400 basis point decrease in this metric for 2006 was caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior period.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the six months ended June 30, 2007, the metric was 0.8%, which was calculated using the redundancy of $356.1 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2007 to June 30, 2007. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.5% for the six months ended June 30, 2006. The ratio of 0.8% is subject to change based on future paid medical claim activity through the remainder of 2007. This metric was 1.9% for 2006, 4.2% for 2005 and 1.4% for 2004. This ratio is calculated using the redundancy of $617.7 million, shown above, which represents an estimate based on paid claim activity from January 1, 2006 to December 31, 2006. The 2006 ratio is impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%. The 2005 ratio is impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004 estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005.

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

As discussed in the New Accounting Pronouncements disclosure included in this MD&A, we adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”) effective January 1, 2007.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the Internal Revenue Service (“IRS”) appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of June 30, 2007, the IRS had completed its examination of our 2003 tax year. Our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, the Company has several tax years for which there are ongoing disputes. The IRS has invited us to join the Compliance Assurance Program, or CAP, for 2007 and we have accepted the invitation. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2007 was $13.3 billion and other intangible assets were $9.3 billion. The sum of goodwill and intangible assets represented 42% of our total consolidated assets and 90% of our consolidated shareholders’ equity at June 30, 2007.

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

In addition, we completed an interim impairment test of existing goodwill during the quarter ended March 31, 2007 based on our organizational structure which was implemented on January 1, 2007. As a result of the interim impairment test, we did not incur any impairment losses related to goodwill.

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

Investments

Current and long-term available-for-sale investment securities were $18.1 billion at June 30, 2007 and represented 33% of our total consolidated assets at June 30, 2007. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments which we intend to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $675.6 million, or 1% of total consolidated assets, at June 30, 2007. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $107.8 million and $34.0 million, respectively, for the six months ended June 30, 2007 and 2006.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (September 30, 2006). The selected discount rate for all plans is 5.90% (compared to a weighted average discount rate of 5.31% for 2006 expense recognition), which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

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

At June 30, 2007, our consolidated prepaid pension asset was $285.9 million. We also had liabilities of $107.7 million for certain supplemental plans. For the year ending December 31, 2007, no required contributions under ERISA are expected; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three or six months ended June 30, 2007.

We recognized consolidated pre-tax pension expense of $2.4 million and $6.6 million for the three months ended June 30, 2007 and 2006, respectively. We recognized consolidated pre-tax pension expense of $0.5 million and $9.6 million for the six months ended June 30, 2007 and 2006, respectively.

During the three months ended June 30, 2007, we incurred a net curtailment loss of $6.1 million within certain of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. At June 30, 2007, our postretirement benefit liability was $553.3 million.

We recognized consolidated pre-tax other postretirement expense of $9.0 million and $10.6 million for the three months ended June 30, 2007 and 2006, respectively. We recognized consolidated pre-tax other postretirement expense of $19.6 million and $21.1 million for the six months ended June 30, 2007 and 2006, respectively.

At our most recent measurement date, the selected discount rate for all plans was 5.90% (compared to a weighted average discount rate of 5.29% for 2006 expense recognition). We developed this rate using a yield curve approach as described above.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Effective January 1, 2007, we adopted FIN 48. See Note 7, Income Taxes, to our unaudited consolidated financial statements for the three and six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FIN 48.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (“FAS 159”). FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 is effective for us on January 1, 2008. The effect of adoption is accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FAS 159.

There were no other new accounting pronouncements issued during the first six months of 2007 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity – Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

During the six months ended June 30, 2007, net cash flow provided by operating activities was $2,707.0 million, compared to $1,998.6 million for the six months ended June 30, 2006, an increase of $708.4 million. This increase resulted from lower income tax payments in 2007 compared to 2006 and improved net income.

Net cash flow used in investing activities was $922.6 million in 2007, compared to $326.3 million of cash provided by investing activities in 2006. The table below outlines the increase in cash flow used in investing activities of $1,248.9 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Increase in net purchases of investments	$(445.6)
Increase in securities lending collateral	(766.7)
Increase in net purchases of property and equipment	(39.7)
Decrease in other, net	3.1

Net increase in cash used in investing activities	$(1,248.9)

Net cash flow used in financing activities was $181.4 million in 2007 compared to $3,130.7 million of cash used in 2006. The table below outlines the decrease in cash used in financing activities of $2,949.3 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net increase in repayment of commercial paper borrowings	$(488.2)
Increase in net proceeds from long-term borrowings	960.7
Increase in securities lending payable	766.7
Increase in bank overdrafts	(269.9)
Decrease in repurchases of common stock	1,642.7
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	272.6
Increase in excess tax benefits from share-based compensation	64.7

Net decrease in cash used in financing activities	$2,949.3

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $23.0 billion at June 30, 2007. Since December 31, 2006, total cash, cash equivalents and investments, including long-term investments, increased primarily as a result of cash generated from operations.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At June 30, 2007, we held at the parent company approximately $2.7 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 24.6% as of June 30, 2007 and 22.2% as of December 31, 2006.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 28, 2005, we filed a shelf registration with the U.S. Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On June 8, 2007, we issued $700.0 million of 5.875% notes due 2017 and $800.0 million of 6.375% notes due 2037 under the shelf registration statement. The proceeds from this debt issuance are for working capital and for general corporate purposes, including, but not limited to, repurchases of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2007 or during the six months then ended. At June 30, 2007, we had $1.5 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.0 billion of borrowings outstanding under this commercial paper program as of June 30, 2007. Commercial paper borrowings outstanding at June 30, 2007 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $3.5 billion of dividends to be paid to the parent company during 2007. For the six months ended June 30, 2007, we received $0.9 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007, our Board of Directors authorized an increase of $2.0 billion in our stock repurchase program, increasing the program to $7.5 billion since the current program’s inception in 2005. We purchased approximately 24.4 million shares during the six months ended June 30, 2007 at a cost of $2.0 billion. As of June 30, 2007, we had $1.0 billion of authorization remaining under this program. Subsequent to June 30, 2007, we repurchased and retired approximately 3.8 million shares for an aggregate cost of approximately $0.3 billion, leaving approximately $0.7 billion for authorized future repurchases at July 18, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

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

On July 9, 2007, we announced that we entered into an agreement to acquire Imaging Management Holdings, LLC (“IMH”) whose sole business is the holding company parent of American Imaging Management, Inc. (“AIM”). AIM is a leading radiology benefit management and technology company and currently provides services to us as well as other customers nationwide, including eight other Blue Cross and Blue Shield licensees. The acquisition directly ties to our strategy to become the leader in affordable quality care and the most trusted choice for consumers. We will pay approximately $300.0 million in cash and the acquisition is expected to close later in 2007, subject to standard closing conditions and customary approvals required by regulatory agencies.

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

This document contains certain forward-looking information about WellPoint, Inc. (“WellPoint”) that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission (“SEC”) made by WellPoint; increased government regulation of health benefits, managed care and pharmacy benefit management operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part D Prescription Drug benefits program, including potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process information, uncollectability of premium from members, increased pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to achieve expected synergies and operating efficiencies in the WellChoice, Inc. acquisition within the expected time frames or at all, and to successfully integrate our operations; our ability to meet expectations regarding repurchases of shares of our common stock; funding risks with respect to revenue received from participation in Medicare and Medicaid programs and the complex regulations imposed on Medicare fiscal intermediaries; events that result in negative publicity for the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, applicable to our investment portfolios; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; potential hedging activities in our common stock; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, WellPoint does not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in WellPoint’s SEC reports.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 2005, the Company entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice, Inc. (“WellChoice”) was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after the Company reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and is not affected by the prior settlement between the Company and plaintiffs. The Love Litigation alleges that the Blue Cross and Blue Shield Association and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On April 27, 2007, the Company, along with 22 other Blue Cross and Blue Shield plans and the Blue Cross and Blue Shield Association, announced a settlement of the Love Litigation. The Court granted preliminary approval on May 31, 2007. The settlement will not have a material effect on the Company’s consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s (“WHN”) acquisition of the group benefit operations (“GBO”) of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007, the arbitration panel issued a Phase II ruling stating the amount the Company owes to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining the Company’s liability for losses and expenses paid after June 30, 2006, which liability has not been determined yet. The Company filed a Petition to Confirm and John Hancock filed an Application to Vacate the arbitration rulings, which are currently pending in federal court. The Company believes that the liability that may result from this matter is unlikely to have a material adverse effect on its consolidated financial condition or results of operations.

There have been no other material developments from the disclosure included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

There have been no material developments from the disclosure included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
April 1, 2007 to April 30, 2007	419,017	$80.45	324,800	$2,289.0
May 1, 2007 to May 31, 2007	7,745,831	82.10	7,729,066	1,654.4
June 1, 2007 to June 30, 2007	8,141,780	81.41	8,134,700	992.1

	16,306,628	81.72	16,188,566

[1]

Total number of shares purchased includes 118,062 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2007, the Company repurchased approximately 16.2 million shares at a cost of $1.3 billion under the program. On March 21, 2007, the Board of Directors authorized an increase of $2.0 billion in the Company’s stock repurchase program, increasing the program size to $7.5 billion since the current program’s inception in 2005. Remaining authorization under the program is $1.0 billion as of June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 16, 2007, the following actions were undertaken:

1.	The following persons were elected to the Board of Directors with terms to expire at the 2010 Annual Meeting of Shareholders:

	Votes For	Votes Withheld
Sheila P. Burke	512,975,517	8,367,079
Victor S. Liss	512,996,005	8,346,591
Jane G. Pisano, Ph.D.	513,154,492	8,188,104
George A. Schaefer, Jr.	513,028,320	8,314,276
Jackie M. Ward	502,311,664	19,030,932
John E. Zuccotti	482,375,240	38,967,356

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Lenox D. Baker, Jr., M.D., Susan B. Bayh, William H.T. Bush, Larry C. Glasscock, Julie A. Hill, Warren Y. Jobe, William G. Mays, Ramiro G. Peru, Senator Donald W. Riegle, Jr., William J. Ryan.

2.	The amendment to our articles of incorporation to change the voting standard for the election of directors from a plurality to a majority vote standard in non-contested elections was approved, as follows:

Votes For	Votes Against	Abstentions
477,488,308	39,543,571	4,310,717

3.	Ernst & Young LLP was ratified as the Company’s independent auditor for the fiscal year ending December 31, 2007, as follows:

Votes For	Votes Against	Abstentions
513,905,466	3,521,768	3,915,362

There were no additional matters voted upon at the May 16, 2007 Annual Meeting of Shareholders.

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

WELLPOINT, INC. Registrant

Date: July 25, 2007	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 16, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

4.1	Articles of Incorporation of the Company, amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective May 16, 2007 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

4.9	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.27*

(b)    Form of Employment Agreement between the Company and Wayne S. DeVeydt, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (see Exhibit A).

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

E-2