Form 10-Q
period 2007-09-30
WELLPOINT INC
filed 2007-10-24
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes  [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 17, 2007
Common Stock, $0.01 par value	571,329,212 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2007

PART  I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	September 30, 2007		December 31, 2006
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$2,824.0		$2,602.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,846.1 and $481.5)	1,845.3		465.4
Equity securities (cost of $1,770.2 and $1,669.7)	2,081.9		1,984.5
Other invested assets, current	38.8		72.8
Accrued investment income	161.6		157.2
Premium and self-funded receivables	2,801.0		2,335.3
Other receivables	1,161.8		1,172.7
Securities lending collateral	891.5		904.7
Deferred tax assets, net	563.5		642.6
Other current assets	1,318.3		1,284.5

Total current assets	13,687.7		11,621.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,118.3 and $15,004.6)	14,123.7		14,972.4
Equity securities (cost of $78.4 and $82.7)	79.5		86.2
Other invested assets, long-term	681.0		628.8
Property and equipment, net	957.8		988.6
Goodwill	13,544.5		13,383.5
Other intangible assets	9,296.9		9,396.2
Other noncurrent assets	528.6		497.4

Total assets	$52,899.7		$51,574.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,785.4		$5,290.3
Reserves for future policy benefits	74.1		76.3
Other policyholder liabilities	2,212.4		2,055.7

Total policy liabilities	8,071.9		7,422.3
Unearned income	985.7		987.9
Accounts payable and accrued expenses	3,046.1		3,242.2
Income taxes payable	22.0		538.2
Security trades pending payable	92.0		124.8
Securities lending payable	891.5		904.7
Current portion of long-term debt	321.5		521.0
Other current liabilities	1,648.3		1,397.4

Total current liabilities	15,079.0		15,138.5
Long-term debt, less current portion	8,381.0		6,493.2
Reserves for future policy benefits, noncurrent	654.2		646.9
Deferred tax liability, net	2,914.4		3,350.2
Other noncurrent liabilities	2,197.2		1,370.3

Total liabilities	29,225.8		26,999.1

Commitments and contingencies – Note 14

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–		–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 575,210,894 and 615,500,865	5.7		6.1
Additional paid-in capital	18,976.9		19,863.5
Retained earnings	4,612.0		4,656.1
Accumulated other comprehensive income	79.3		50.1

Total shareholders’ equity	23,673.9		24,575.8

Total liabilities and shareholders’ equity	$52,899.7		$51,574.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues
Premiums	$13,905.6	$13,180.3	$41,598.9	$38,678.0
Administrative fees	911.9	891.3	2,760.3	2,690.4
Other revenue	149.2	150.4	445.4	448.6

Total operating revenue	14,966.7	14,222.0	44,804.6	41,817.0
Net investment income	257.7	222.8	757.7	653.4
Net realized gains (losses) on investments	9.5	4.6	10.6	(11.4)

Total revenues	15,233.9	14,449.4	45,572.9	42,459.0

Expenses
Benefit expense	11,379.8	10,712.9	34,214.4	31,424.7
Selling, general and administrative expense:
Selling expense	430.8	415.7	1,283.4	1,230.3
General and administrative expense	1,759.1	1,783.0	5,298.4	5,333.1

Total selling, general and administrative expense	2,189.9	2,198.7	6,581.8	6,563.4
Cost of drugs	99.4	102.8	303.5	313.7
Interest expense	119.6	105.6	322.6	303.5
Amortization of other intangible assets	73.8	74.8	215.5	223.1

Total expenses	13,862.5	13,194.8	41,637.8	38,828.4

Income before income tax expense	1,371.4	1,254.6	3,935.1	3,630.6
Income tax expense	503.4	443.8	1,448.8	1,336.8

Net income	$868.0	$810.8	$2,486.3	$2,293.8

Net income per share
Basic	$1.47	$1.31	$4.12	$3.63

Diluted	$1.45	$1.29	$4.06	$3.54

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Nine Months Ended September 30
	2007	2006

Operating activities
Net income	$2,486.3	$2,293.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(10.6)	11.4
Loss on disposal of assets	10.3	0.4
Deferred income taxes	(229.4)	27.8
Amortization, net of accretion	350.7	348.9
Depreciation expense	91.4	101.3
Share-based compensation	153.6	212.3
Excess tax benefits from share-based compensation	(141.4)	(113.4)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(441.4)	(676.2)
Other invested assets, current	34.4	(98.5)
Other assets	(61.0)	(229.4)
Policy liabilities	638.0	806.8
Unearned income	(3.4)	0.6
Accounts payable and accrued expenses	(199.0)	(45.2)
Other liabilities	158.3	122.7
Income taxes	424.8	(150.0)
Other, net	(21.3)	–

Net cash provided by operating activities	3,240.3	2,613.3

Investing activities
Purchases of fixed maturity securities	(7,131.4)	(9,310.2)
Proceeds from fixed maturity securities:
Sales	5,319.6	8,694.3
Maturities, calls and redemptions	595.1	426.8
Purchase of equity securities	(1,147.7)	(2,136.1)
Proceeds from sales of equity securities	1,750.9	1,841.5
Changes in securities lending collateral	13.2	490.9
Purchase of subsidiaries, net of cash acquired	(298.5)	(25.0)
Purchases of property and equipment	(211.5)	(130.5)
Proceeds from sales of property and equipment	52.6	11.3
Other, net	(30.9)	(24.7)

Net cash used in investing activities	(1,088.6)	(161.7)

Financing activities
Net (repayment of) proceeds from commercial paper borrowings	(97.3)	29.0
Proceeds from long-term borrowings	1,978.3	2,668.9
Repayment of long-term borrowings	(206.2)	(2,159.5)
Changes in securities lending payable	(13.2)	(490.9)
Changes in bank overdrafts	(12.9)	414.5
Repurchase and retirement of common stock	(4,325.3)	(4,000.0)
Proceeds from exercise of employee stock options and employee stock purchase plan	605.4	462.3
Excess tax benefits from share-based compensation	141.4	113.4

Net cash used in financing activities	(1,929.8)	(2,962.3)

Change in cash and cash equivalents	221.9	(510.7)
Cash and cash equivalents at beginning of period	2,602.1	2,740.2

Cash and cash equivalents at end of period	$2,824.0	$2,229.5

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$–	$50.1	$24,575.8

Net income	–	–	–	2,486.3	–	–	2,486.3
Change in net unrealized gains on investments	–	–	–	–	–	27.2	27.2
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(1.9)	(1.9)
Change in net periodic pension and postretirement costs	–	–	–	–	–	3.9	3.9

Comprehensive income							2,515.5
Repurchase and retirement of common stock	(54.4)	(0.5)	(1,796.0)	(2,528.8)	–	–	(4,325.3)
Issuance of common stock under employee stock plans, net of related tax benefits	14.1	0.1	909.4	–	–	–	909.5
Adoption of FIN 48	–	–	–	(1.6)	–	–	(1.6)

September 30, 2007	575.2	$5.7	$18,976.9	$4,612.0	$–	$79.3	$23,673.9

January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1
Net income	–	–	–	2,293.8	–	–	2,293.8
Change in net unrealized losses on investments	–	–	–	–	–	43.8	43.8
Change in net unrealized losses on cash flow hedges	–	–	–	–	–	(4.6)	(4.6)

Comprehensive income							2,333.0
Repurchase and retirement of common stock	(53.4)	(0.5)	(1,699.3)	(2,300.2)	–	–	(4,000.0)
Reclassification of unearned share-based compensation in connection with adoption of FAS 123R	–	–	(82.1)	–	82.1	–	–
Issuance of common stock under employee stock plans, net of related tax benefits	13.6	0.1	817.2	–	–	–	817.3

September 30, 2006	620.6	$6.2	$19,951.2	$4,167.1	$–	$18.9	$24,143.4

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

(In Millions, Except Per Share Data)

1.  Organization

WellPoint, Inc. (“WellPoint”), which name changed from Anthem, Inc. effective November 30, 2004, is the largest health benefits company in terms of commercial membership in the United States, serving approximately 34.8 million members as of September 30, 2007. WellPoint and its consolidated subsidiaries (the “Company”) offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, traditional indemnity plans and other hybrid plans, including consumer-driven health plans (“CDHPs”), hospital only and limited benefit products. In addition, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. The Company also provides an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. The Company has licenses in all 50 states.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been recorded. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, fixed maturity and equity securities are classified as either “available-for-sale” or “trading” and are reported at fair value. The Company classifies its investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments which the Company intends to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to realized losses in current operations. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. The Company recorded realized losses from other-than-temporary impairments of $42.4 and $12.3 for the three months ended September 30, 2007 and 2006, respectively. The Company recorded realized losses from other-than-temporary impairments of $150.2 and $46.3 for the nine months ended September 30, 2007 and 2006, respectively.

4.  Business Combinations

On August 1, 2007, the Company completed its acquisition of Imaging Management Holdings, LLC (“IMH”) whose sole business is the holding company parent of American Imaging Management, Inc. (“AIM”). AIM is a leading radiology benefit management and technology company and provides services to the Company as well as other customers nationwide, including eight other Blue Cross and Blue Shield licensees. The acquisition supports WellPoint’s strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by the Company’s members.

The purchase price for the acquisition was approximately $300.0 in cash. The acquisition was accounted for using the purchase method of accounting. The results of operations for AIM are included in the Company’s consolidated financial statements for periods following August 1, 2007. In accordance with FAS 141, Business Combinations, the purchase price was allocated to the fair value of AIM assets acquired and liabilities assumed, including identifiable intangible assets of $111.9, and the excess of purchase price over the fair value of net assets acquired resulted in $211.8 of non-tax deductible goodwill, which was recorded in the Commercial and Consumer Business (“CCB”) segment. The purchase price allocation is preliminary and additional refinements may occur. The pro forma effects of this acquisition were not material to the Company’s consolidated results of operations.

5.  Goodwill and Other Intangible Assets

As further described in Note 12, Segment Information, the Company revised its reportable segments effective January 1, 2007. FAS 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangible assets with indefinite lives be reassigned to the reporting units affected and tested for impairment between annual tests if an entity reorganizes its reporting structure. As a result, the Company completed a review of goodwill by reporting unit and an impairment test of existing goodwill during the first quarter of 2007. No impairment losses were recorded as a result of this testing. The carrying amount of goodwill by reportable segment at September 30, 2007 was $11,514.8 and $2,029.7 for the CCB and Specialty, Senior and State-Sponsored Business (“4SB”) segments, respectively.

6.  Capital Stock

Stock Repurchase Program

WellPoint maintains a common stock repurchase program, as authorized by the Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007 and August 9, 2007, the Board of Directors authorized increases of $2,000.0 and $2,000.0, respectively, in the Company’s stock repurchase program, resulting in a total amount available for repurchases in 2007 of $4,949.8, which includes $949.8 of authorization remaining unused at December 31, 2006. During the nine months ended September 30, 2007, WellPoint repurchased and retired approximately 54.4 shares at an average per share price of $79.46, for an aggregate cost of $4,325.3. During the nine months ended September 30, 2006, WellPoint repurchased and retired approximately 53.4 shares at an average per share price of $74.86, for an aggregate cost of $4,000.0. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of September 30, 2007, $624.5 remained authorized for future repurchases. Subsequent to September 30, 2007, WellPoint repurchased and retired approximately 4.0 shares at an aggregate cost of approximately $317.4, leaving approximately $307.1 for authorized future repurchases at October 17, 2007.

Stock Incentive Plans

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	35.2	$48.19
Granted	6.4	80.79
Exercised	(13.7)	40.69
Forfeited or expired	(1.5)	73.54

Outstanding at September 30, 2007	26.4	58.51	7.2	$548.9

Exercisable at September 30, 2007	17.1	48.91	6.3	$514.7

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2007 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2007	2.0	$68.74
Granted	0.9	80.65
Vested	(0.7)	69.08
Forfeited	(0.3)	64.67

Nonvested at September 30, 2007	1.9	74.56

7.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Denominator for basic earnings per share – weighted average shares	589.8	617.1	603.5	632.3
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	7.2	13.5	9.1	14.8

Denominator for diluted earnings per share	597.0	630.6	612.6	647.1

During the three months ended September 30, 2007 and 2006, weighted average shares related to certain stock options of 5.9 and 6.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2007 and 2006, weighted average shares related to certain stock options of 4.8 and 5.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the nine months ended September 30, 2007, the Company issued approximately 0.8 restricted stock units under the Company’s stock incentive plans. The restricted stock units will convert to shares upon vesting, which is contingent upon the Company meeting specified annual earnings per share amounts for 2007. The 0.8 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included when the contingency is met.

8.  Income Taxes

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $1.6 effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $884.0. As a result of the expiration of certain statute of limitations, the Company released approximately $17.6 of liabilities related to uncertain tax positions during the nine months ended September 30, 2007. Of this release, approximately $15.3 was recorded as an adjustment to goodwill as such liabilities were related to prior business combinations.

As of January 1, 2007, $499.0 of unrecognized tax benefits, if recognized, would affect the effective tax rate. Included in the January 1, 2007 balance is $190.3 of tax positions arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not affect the effective tax rate. Also included is $8.1 that would be recognized as an adjustment to additional paid-in-capital and would not affect the effective tax rate. The January 1, 2007 balance includes $186.6 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

As of September 30, 2007, as further described below, certain of the Company’s tax years remain subject to examination by the Internal Revenue Service (“IRS”) and various state and local authorities. In addition, the Company continues to discuss certain industry issues with the IRS. As a result of these examinations and discussions, the Company has recorded amounts for uncertain tax positions. However, the ultimate outcome of the IRS examinations and discussions, as well as an estimate of any related change to amounts recorded for uncertain tax positions, cannot be presently determined.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. For the three months ended September 30, 2007 and 2006, the Company recognized approximately $9.8 and $9.3 in interest, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized approximately $27.3 and $29.0 in interest, respectively. The Company had accrued approximately $223.4 and $196.1 for the payment of interest at September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, the Company’s 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, the Company has several tax years for which there are ongoing disputes. For 2007, the IRS has invited the Company to join in the Compliance Assurance Program (“CAP”), and the Company has accepted. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

9.  Hedging Activity

Fair Value Hedges

For the three months ended September 30, 2007 and 2006, the Company recognized expense of $2.0 and $3.3, respectively, from fair value hedges, which were recorded as an increase to interest expense. For the nine months ended September 30, 2007 and 2006, the Company recognized expense of $5.1 and $7.7, respectively, from fair value hedges, which were recorded as an increase to interest expense.

Cash Flow Hedges

During the year ended December 31, 2005, the Company entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge is to offset the variability of the cash flows due to the rollover of the Company’s variable-rate one-month commercial paper issuance. In December 2006, the total notional value was reduced to $240.0. This swap agreement expires in December 2007. During the three and nine months ended September 30, 2007 and 2006, no gain or loss from hedge ineffectiveness was recorded in earnings and the commercial paper borrowings remained outstanding at September 30, 2007.

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

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at September 30, 2007 was $7.5.

10.  Long-Term Debt

On August 21, 2007, the Company issued zero coupon notes in a private placement transaction exempt from registration. Gross proceeds to the Company were $500.0. The notes have a final maturity date of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0. The notes have a put feature that allows a note holder to require the Company to repurchase the notes at certain dates in the future. The proceeds of this debt issuance are for general corporate purposes, including, but not limited to, repurchasing shares of the Company’s common stock. The notes have initially been classified as long-term debt on the Company’s balance sheet, and will be reclassified to current portion of long-term debt beginning one year prior to the date the Company may be required to repurchase the notes.

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

The Company has an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2007, the Company had $1,198.1 outstanding under this program compared to $1,295.3 at December 31, 2006.

The Company has a senior revolving credit facility (the “facility”) with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on the Company’s credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. The Company’s ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2007 or during the nine months then ended. At September 30, 2007, the Company had $1,301.9 available under this facility.

On September 1, 2007, the Company repaid $200.0 of its 3.50% notes, which matured on that date.

11.  Retirement Benefits

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the three months ended September 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$9.5	$16.9	$1.6	$3.0
Interest cost	25.9	26.2	8.4	7.8
Expected return on assets	(37.0)	(36.1)	(0.8)	(0.7)
Recognized actuarial (gain) loss	(0.2)	4.2	0.9	1.1
Amortization of prior service cost	(1.0)	1.5	(1.3)	(0.6)

Net periodic benefit (credit) cost	$(2.8)	$12.7	$8.8	$10.6

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the nine months ended September 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$28.3	$45.1	$5.7	$9.1
Interest cost	76.9	76.6	25.9	23.4
Expected return on assets	(113.2)	(108.4)	(2.4)	(2.1)
Recognized actuarial loss	0.2	12.6	2.7	3.2
Amortization of prior service cost	(0.6)	1.0	(2.9)	(1.9)
Curtailment loss (gain)	6.1	(4.6)	(0.6)	–

Net periodic benefit (credit) cost	$(2.3)	$22.3	$28.4	$31.7

For the year ending December 31, 2007, there were no required contributions under ERISA; however, the Company made a contribution of $1.0 during the three months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company incurred a net curtailment loss of $6.1 within certain of its supplemental pension plans.

12.  Segment Information

Effective January 1, 2007, the Company is organized around three reportable segments: CCB, 4SB and Other. The Company’s reportable segments are in accordance with the organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business beginning January 1, 2007. Segment disclosures for 2006 have been reclassified to conform to the 2007 presentation.

The Company’s CCB segment includes business units that offer similar products and services, including commercial accounts and individual programs. The Company offers a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans. The Company also offers a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products. Additionally, the Company provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

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

As a result of the organizational structure described above, as of December 31, 2006 a liability of $51.6 remained for future payments of termination costs. The Company accrued an additional $9.0 and made payments of $46.0 during the nine months ended September 30, 2007 related to these termination costs. A liability of $14.6 remained at September 30, 2007 for future payments of termination costs.

On October 2, 2007, the Company announced a new organizational structure around two new strategic business units – a Commercial Business unit and a Consumer Business Unit. In addition, a new Comprehensive Health Solutions Business unit will bring together the Company’s resources focused on optimizing the quality of health care and the cost of care management. The Commercial Business unit will include Local Group customers, National Accounts, UniCare and Specialty business operations (dental, vision, life and disability, behavioral health, employee assistance programs and workers’ compensation). The Consumer Business unit will include Senior, State-Sponsored and Individual business. The Comprehensive Health Solutions Business unit will include provider relations, care and disease management, and WellPoint’s pharmacy benefits management company, NextRx, and its specialty pharmacy, PrecisionRx Specialty Solutions. This simplified, customer-focused structure builds on the strength of our commercial and consumer businesses, and will create additional opportunities for cross-selling medical and specialty products. These changes also emphasize our comprehensive approach to improving the quality, transparency and cost of health care for all of our customers. The Company’s chief operating decision maker will assess performance under this new structure effective January 1, 2008 and, accordingly, the Company expects to revise its reportable segments in the first quarter of 2008.

Financial data by reportable segment for the three and nine months ended September 30, 2007 and 2006 is as follows:

	CCB	4SB	Other and Eliminations	Total
Three Months Ended September 30, 2007
Operating revenue from external customers	$10,561.0	$2,959.3	$1,446.4	$14,966.7
Intersegment revenues	–	414.3	(414.3)	–
Operating gain (loss)	1,100.0	224.0	(26.4)	1,297.6

Three Months Ended September 30, 2006
Operating revenue from external customers	$10,215.1	$2,539.8	$1,467.1	$14,222.0
Intersegment revenues	–	372.9	(372.9)	–
Operating gain (loss)	936.4	284.3	(13.1)	1,207.6

Nine Months Ended September 30, 2007
Operating revenue from external customers	$31,494.8	$8,888.6	$4,421.2	$44,804.6
Intersegment revenues	–	1,225.2	(1,225.2)	–
Operating gain (loss)	3,127.7	580.0	(2.8)	3,704.9

Nine Months Ended September 30, 2006
Operating revenue from external customers	$30,280.9	$7,482.2	$4,053.9	$41,817.0
Intersegment revenues	–	1,055.5	(1,055.5)	–
Operating gain (loss)	2,824.8	737.3	(46.9)	3,515.2

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Reportable segments operating revenues	$14,966.7	$14,222.0	$44,804.6	$41,817.0
Net investment income	257.7	222.8	757.7	653.4
Net realized gains (losses) on investments	9.5	4.6	10.6	(11.4)

Total revenues	$15,233.9	$14,449.4	$45,572.9	$42,459.0

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Reportable segments operating gain	$1,297.6	$1,207.6	$3,704.9	$3,515.2
Net investment income	257.7	222.8	757.7	653.4
Net realized gains (losses) on investments	9.5	4.6	10.6	(11.4)
Interest expense	(119.6)	(105.6)	(322.6)	(303.5)
Amortization of other intangible assets	(73.8)	(74.8)	(215.5)	(223.1)

Income before income tax expense	$1,371.4	$1,254.6	$3,935.1	$3,630.6

13.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$868.0	$810.8	$2,486.3	$2,293.8
Change in net unrealized gains on investments	72.4	217.1	27.2	43.8
Change in net unrealized losses on cash flow hedges	(0.7)	(2.0)	(1.9)	(4.6)
Change in net periodic pension and postretirement costs	(0.1)	–	3.9	–

Comprehensive income	$939.6	$1,025.9	$2,515.5	$2,333.0

14.  Commitments and Contingencies

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

Contractual Obligations and Commitments

The Company entered into certain agreements with International Business Machines Corporation (“IBM”) to provide information technology infrastructure services. These services were previously performed in-house. The Company’s remaining commitment under these contracts at September 30, 2007 is approximately $815.2 over a five year period. The Company has the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

On July 15, 2004, the Company agreed to guarantee up to $37.0 of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital. On August 17, 2007, the guarantee was released and discharged which did not have a material effect on the Company’s consolidated financial position or results of operations.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to approximately $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by the Company do not exceed specified targets. Approximately $3.9 has been funded through September 30, 2007. The well-being center began operations during December 2006.

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

The structure of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – September 30, 2007 Compared to September 30, 2006

V.	Cost of Care

VI.	Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

VII.	Results of Operations – Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving approximately 34.8 million members as of September 30, 2007. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the immediate suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

Operating revenue for the three months ended September 30, 2007 was $15.0 billion, an increase of $0.7 billion, or 5%, over the three months ended September 30, 2006, primarily driven by premium rate increases in Local Group, growth in our State-Sponsored business primarily due to the addition of five new states since the beginning of the third quarter of 2006 and growth in Medicare Advantage business. Operating revenue for the nine months ended September 30, 2007 was $44.8 billion, an increase of $3.0 billion, or 7%, over the nine months ended September 30, 2006. This increase was primarily driven by premium rate increases in Local Group, growth in Medicare Advantage business, growth in our State-Sponsored business primarily due to the addition of five new states since the beginning of the third quarter of 2006 and increased reimbursement in the Federal Employee Program, or FEP.

Our fully-diluted earnings per share, or EPS, was $1.45 for the three months ended September 30, 2007, which included $0.01 per share from net realized investment gains and was a 12% increase over the EPS of $1.29 for the three months ended September 30, 2006, which included $0.04 per share related to tax benefits from changes in state tax apportionment factors and $0.01 per share from net realized investment gains. Our fully-diluted EPS was $4.06 for the nine months ended September 30, 2007, which included $0.01 per share from net realized investment gains and was a 15% increase over the EPS of $3.54 for the nine months ended September 30, 2006, which included $0.04 per share related to tax benefits from changes in state tax apportionment factors and $0.01 per share from net realized investment losses. Net income for the three months ended September 30, 2007 was $868.0 million, a 7% increase over the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $2.5 billion, an 8% increase over the nine months ended September 30, 2006.

Operating cash flow for the nine months ended September 30, 2007 was $3.2 billion, or 1.3 times net income. Operating cash flow for the nine months ended September 30, 2006 was $2.6 billion, or 1.1 times net income. The increase in operating cash flow from 2006 was driven primarily by lower income tax payments and higher net income in 2007 compared to 2006.

II.	Overview

Effective January 1, 2007, we manage our operations through three reportable segments: Commercial and Consumer Business, or CCB; Specialty, Senior and State-Sponsored Business, or 4SB; and Other. See Note 12 to our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q.

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

On October 2, 2007, we announced a new organizational structure around two new strategic business units – a Commercial Business unit and a Consumer Business unit. In addition, a new Comprehensive Health Solutions Business unit will bring together the company’s resources focused on optimizing the quality of health care and the cost of care management. The Commercial Business unit will include Local Group customers, National Accounts, UniCare and Specialty business operations (dental, vision, life and disability, behavioral health, employee assistance programs and workers’ compensation). The Consumer Business unit will include Senior, State-Sponsored and Individual business. The Comprehensive Health Solutions Business unit will include provider relations, care and disease management, and WellPoint’s pharmacy benefits management company, NextRx, and its specialty pharmacy, PrecisionRx Specialty Solutions. This simplified, customer-focused structure builds on the strength of our commercial and consumer businesses, and will create additional opportunities for cross-selling medical and specialty products. These changes also emphasize our comprehensive approach to improving the quality, transparency and cost of health care for all of our customers. Our chief operating decision maker will assess performance under this new structure effective January 1, 2008 and, accordingly, we expect to revise our reportable segments in the first quarter of 2008.

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

Our selling expense consists of external broker commission expenses and generally varies with premium volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus salary and associate benefit expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

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

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs. Several economic factors related to health care costs, such as regulatory mandates of coverage, technological advancements and the advancements in the delivery of medical services, as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006 and the MD&A included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2007.

III.	Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007 and August 9, 2007, the Board of Directors authorized increases of $2.0 billion and $2.0 billion, respectively, in our stock repurchase program, resulting in a total amount available for repurchases in 2007 of approximately $4.9 billion, which includes $0.9 billion of authorization remaining unused at December 31, 2006. During the nine months ended September 30, 2007, we repurchased and retired approximately 54.4 million shares at an average share price of $79.46, for an aggregate cost of $4.3 billion. As of September 30, 2007, $624.5 million remained authorized for future repurchases. Subsequent to September 30, 2007, we repurchased and retired approximately 4.0 million shares for an aggregate cost of approximately $317.4 million, leaving approximately $307.1 million for authorized future repurchases at October 17, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership – September 30, 2007 Compared to September 30, 2006

Our customer type definitions were revised in the first quarter of 2007 to be consistent with how we manage our business. Prior periods have been reclassified to the 2007 presentation. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP.

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

•	State-Sponsored membership represents eligible members with State-Sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2007 and 2006. Also included below are key specialty metrics, including prescription volume for our PBM and membership by product. The medical membership and specialty metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands) Medical Membership	2007	2006[1]	Change	% Change
Customer Type
Local Group	16,649	16,665	(16)	–%
Individual	2,432	2,508	(76)	(3)
National:
National Accounts	6,388	6,225	163	3
BlueCard	4,562	4,214	348	8

Total National	10,950	10,439	511	5
Senior	1,250	1,195	55	5
State-Sponsored	2,141	2,027	114	6
FEP	1,383	1,356	27	2

Total medical membership by customer type	34,805	34,190	615	2

Funding Arrangement
Self-Funded	17,571	16,937	634	4
Fully-Insured	17,234	17,253	(19)	–

Total medical membership by funding arrangement	34,805	34,190	615	2

Reportable Segment
Commercial and Consumer Business	30,031	29,612	419	1
Specialty, Senior and State-Sponsored Business	3,391	3,222	169	5
Other	1,383	1,356	27	2

Total medical membership by reportable segment	34,805	34,190	615	2

Specialty Metrics
PBM prescription volume[2]	93,694	90,308	3,386	4
Behavioral health membership	20,168	16,048	4,120	26
Life and disability membership	5,665	5,956	(291)	(5)
Dental membership	5,008	5,193	(185)	(4)
Vision membership	2,367	1,255	1,112	89
Medicare Part D membership	1,596	1,569	27	2

[1]	Medical membership data for 2006 has been reclassified to conform to the 2007 presentation.
[2]	Represents prescription volume for mail order, specialty pharmacy and retail prescriptions for the three months ended September 30, 2007 and 2006.

During the twelve months ended September 30, 2007, total medical membership increased approximately 615,000, or 2%, primarily due to increases in National, including BlueCard, and State-Sponsored business partially offset by declines in Individual and Local Group membership.

Self-funded medical membership increased 634,000, or 4%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales and in-group growth, BlueCard growth and additional sales and in-group growth of self-funded Local Group. Partially offsetting these increases was a reduction in self-funded membership of approximately 222,000 members associated with our investment in a Puerto Rico joint venture in 2006. In December 2006, our ownership of a joint venture in Puerto Rico changed from a 50 percent ownership of a Medicaid managed care subsidiary to a smaller percentage in the joint venture’s parent company. Accordingly, we no longer include the 222,000 members related to this investment in our reported enrollment but continue to receive financial benefits from these members.

Fully-insured membership, in total, was consistent with amounts reported at September 30, 2006 primarily due to the addition of approximately 315,000 members in State-Sponsored business related to the addition of five new states since the beginning of the third quarter of 2006, offset by decreases in Local Group and Individual membership, as well as a shift in business mix from fully-insured to self-funded.

Individual membership decreased 76,000, or 3%, due to decreases in certain BCBSA-branded regions as well as in UniCare.

National Accounts membership increased 163,000, or 3%, primarily driven by in-group growth and additional sales as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio.

BlueCard membership increased 348,000, or 8%, primarily due to increased sales and corresponding claims by other BCBSA licensees’ accounts with members who reside in or travel to our licensed areas.

State-Sponsored membership increased 114,000, or 6%, net of the Puerto Rico joint venture membership accounting change, primarily due to the addition of 315,000 members in five new states since the beginning of the third quarter of 2006, which reflects our ability to attract new members in State-Sponsored business due to our comprehensive array of health management services we make available to the nation’s Medicaid recipients.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies increased by 3,386,000, or 4%, primarily due to higher utilization of our retail PBM and increased membership. Behavioral health membership increased 4,120,000, or 26%, primarily due to the conversion of 2,882,000 members from a third-party vendor in April 2007, 889,000 new members from sales of our behavioral health products and a 568,000 membership gain from the acquisition of Behavioral Health Network in New Hampshire in October 2006. Life and disability membership decreased 291,000, or 5%, primarily due to a general decrease in both life and accidental death and disability membership, as well as membership losses due to the reorganization at a large automotive customer related to the overall economic environment. Dental membership decreased 185,000, or 4%, primarily due to the loss of the dental component within one of our State-Sponsored plans. Vision membership increased 1,112,000, or 89%, primarily due to the growth of the Blue View Vision product and the conversion over the last twelve months of 971,000 members from a competing plan in Virginia to this new product, as well as new sales in several markets. Medicare Part D membership increased 27,000, or 2%.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended September 30, 2007 for our Local Group and Individual fully-insured businesses only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the three months ended September 30, 2007, we believe our aggregate 2007 cost of care trend estimate of less than 8% continues to be appropriate.

Costs for inpatient and outpatient services are the primary drivers of overall cost trends. Inpatient trends have been driven primarily by unit cost, a reflection of negotiated contracted increases with hospitals, partially offset by our re-contracting and clinical management efforts. Utilization (admissions per 1,000 members) increased slightly, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly. Cost trend increases for outpatient services were primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. However, we are seeing the positive impact of our expanding radiology management programs on our outpatient trends. These programs are designed to ensure appropriate use of radiology services by our members. On August 1, 2007, we completed our acquisition of American Imaging Management, Inc. or AIM, a leading radiology benefit management and technology company. Incorporating their technology will allow us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need.

Pharmacy benefit cost trend increased due to both pharmacy unit cost (cost per prescription) trend and utilization (prescriptions per member per year). The increased use of specialty drugs and higher mail order volume by our members were the primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. In October 2007, we announced the opening or our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana, which manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, lower utilization resulting from higher mail order volume, benefit plan design changes, and improved pharmaceutical contracting. Higher mail order volume contributes to a lower number of prescriptions as one mail order prescription is filled for a 90 day supply versus three 30 day retail prescriptions.

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

VI.	Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Our consolidated results of operations for the three months ended September 30, 2007 and 2006 are discussed in the following section.

	Three Months Ended September 30
(In millions, except per share data)	2007	2006	$ Change	% Change

Premiums	$13,905.6	$13,180.3	$725.3	6%
Administrative fees	911.9	891.3	20.6	2
Other revenue	149.2	150.4	(1.2)	(1)

Total operating revenue	14,966.7	14,222.0	744.7	5
Net investment income	257.7	222.8	34.9	16
Net realized gains on investments	9.5	4.6	4.9	NM	[1]

Total revenues	15,233.9	14,449.4	784.5	5
Benefit expense	11,379.8	10,712.9	666.9	6
Selling, general and administrative expense:
Selling expense	430.8	415.7	15.1	4
General and administrative expense	1,759.1	1,783.0	(23.9)	(1)

Total selling, general and administrative expense	2,189.9	2,198.7	(8.8)	–
Cost of drugs	99.4	102.8	(3.4)	(3)
Interest expense	119.6	105.6	14.0	13
Amortization of other intangible assets	73.8	74.8	(1.0)	(1)

Total expenses	13,862.5	13,194.8	667.7	5

Income before income tax expense	1,371.4	1,254.6	116.8	9
Income tax expense	503.4	443.8	59.6	13

Net income	$868.0	$810.8	$57.2	7

Average diluted shares outstanding	597.0	630.6	(33.6)	(5)%
Diluted net income per share	$1.45	$1.29	$0.16	12%
Benefit expense ratio[2]	81.8%	81.3%		50	bp3
Selling, general and administrative expense ratio[4]	14.6%	15.5%		(90	)bp3
Income before income taxes as a percentage of total revenue	9.0%	8.7%		30	bp3
Net income as a percentage of total revenue	5.7%	5.6%		10	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $725.3 million, or 6%, to $13.9 billion in 2007, driven by premium rate increases in Local Group, growth in our State-Sponsored business primarily due to the addition of five new states since the beginning of the third quarter of 2006 and growth in Medicare Advantage business.

Administrative fees increased $20.6 million, or 2%, to $911.9 million in 2007, primarily due to self-funded membership growth in National, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Net investment income increased $34.9 million, or 16%, to $257.7 million in 2007 primarily resulting from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains on investments for the three months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30
(In millions)	2007	2006	$ Change
Net realized gains from the sale of fixed maturity securities	$9.6	$2.9	$6.7
Net realized gains from the sale of equity securities	38.9	11.4	27.5
Other-than-temporary impairments – credit related	(22.7)	(10.9)	(11.8)
Other-than-temporary impairments – interest rate related	(19.7)	(1.5)	(18.2)
Other realized gains	3.4	2.7	0.7

Net realized gains on investments	$9.5	$4.6	$4.9

Net realized gains on investments in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities and interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Net realized gains on investments in 2006 related primarily to the sale of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities.

Benefit expense increased $666.9 million, or 6%, to $11.4 billion in 2007, primarily due to higher costs in the medical business of the 4SB segment as well as higher cost of care in the CCB segment, primarily Local Group. Benefit expense in the 4SB segment was driven by growth in State-Sponsored business with the addition of five new states since the beginning of the third quarter of 2006 and growth of Medicare Advantage in our Senior business.

Our benefit expense ratio increased 50 basis points to 81.8% in 2007, primarily due to an increased benefit expense ratio in the 4SB segment, partially offset by an improved benefit expense ratio in the CCB segment due to disciplined pricing, primarily in Local Group. The largest portion of the increase in 4SB was attributable to our Senior business, primarily due to adjustments to risk sharing accruals for our Medicare Part D business, retroactive premium adjustments coupled with higher medical trend in Medicare Advantage along with growth and higher claims trend in State-Sponsored business, which operates at a benefit expense ratio that is higher than our average. With respect to our Medicare Part D business, the Centers for Medicare & Medicaid Services, or CMS, recently announced the final amounts owed to it by plans for the 2006 plan year, primarily due to the risk sharing provision in the Part D program. In connection with our reconciliation and settlement process, we recorded additional amounts during the quarter ended September 30, 2007 for our revised estimate of amounts owed to CMS greater than previously recorded. This was primarily the result of ongoing data submission and reconciliation with CMS and due to our role as the facilitated enrollment plan in the Part D program. We are continuing to reconcile the 2006 plan year with CMS.

Selling, general and administrative expense was essentially flat at $2.2 billion in 2007 compared to 2006 while our selling, general and administrative expense ratio decreased 90 basis points to 14.6% in 2007. This decrease in our selling, general and administrative expense ratio was primarily due to growth in premium income and further leveraging of general and administrative costs over a larger membership base.

Cost of drugs decreased $3.4 million, or 3%, to $99.4 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs. This decrease was partially offset by growth in specialty pharmacy prescription volume.

Interest expense increased $14.0 million, or 13%, to $119.6 million in 2007, primarily due to the issuance of approximately $2.0 billion of long-term debt in 2007, partially offset by a decreased use of commercial paper during the third quarter of 2007.

Amortization of other intangible assets decreased $1.0 million, or 1%, to $73.8 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which resulted in greater expense in earlier periods. This decrease was partially offset by increased amortization of intangible assets established in conjunction with the acquisition of AIM on August 1, 2007.

Income tax expense increased $59.6 million, or 13%, to $503.4 million in 2007. The effective tax rate in 2007 and 2006 was 36.7% and 35.4%, respectively. The 2006 effective tax rate included a reduction of 200 basis points due to a $28.0 million tax benefit that was recognized in 2006 resulting from lower effective state tax rates. In addition, the 2007 effective tax rate was favorably impacted by tax planning strategies.

Our net income as a percentage of total revenue increased 10 basis points, from 5.6% in 2006 to 5.7% in 2007. The increase in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12 to our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended September 30, 2007 and 2006 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

Commercial and Consumer Business

Our CCB segment’s summarized results of operations for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$10,561.0	$10,215.1	$345.9	3%
Operating gain	$1,100.0	$936.4	$163.6	17%
Operating margin	10.4%	9.2%		120	bp

Operating revenue increased $345.9 million, or 3%, to $10.6 billion in 2007, primarily due to premium rate increases in Local Group and Individual Business, partially offset by membership losses in fully-insured Local Group and National and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $163.6 million, or 17%, to $1.1 billion in 2007 driven by disciplined pricing as operating revenue growth outpaced higher cost of care, primarily in Local Group.

The operating margin in 2007 was 10.4%, a 120 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Specialty, Senior and State-Sponsored Business

Our 4SB segment’s summarized results of operations for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$3,373.6	$2,912.7	$460.9	16%
Operating gain	$224.0	$284.3	$(60.3)	(21)%
Operating margin	6.6%	9.8%		(320	)bp

Operating revenue increased $460.9 million, or 16%, to $3.4 billion in 2007, primarily due to growth in State-Sponsored business, which included the addition of five new states since the beginning of the third quarter of 2006, and growth in Medicare Advantage.

Operating gain decreased $60.3 million, or 21%, to $224.0 million in 2007, primarily due to the adjustment to our Medicare Part D related risk sharing accrual in our Senior business as previously discussed.

The operating margin in 2007 was 6.6%, a 320 basis point decrease primarily due to the factors discussed in the preceding two paragraphs coupled with a continuing shift in business mix to lower-margin State-Sponsored business.

Other

Our Other segment’s summarized results of operations for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue from external customers	$1,446.4	$1,467.1	$(20.7)	1%
Elimination of intersegment revenue	(414.3)	(372.9)	(41.4)	11%

Total operating revenue	$1,032.1	$1,094.2	$(62.1)	(6)%

Operating loss	$(26.4)	$(13.1)	$(13.3)	NM [1]

1 NM=Not	meaningful.

Operating revenue from external customers was essentially flat at $1.4 billion in 2007 compared to 2006. The elimination of intersegment revenue increased $41.4 million, or 11%, in 2007, reflecting additional sales of pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating loss increased by $13.3 million to $26.4 million in the third quarter of 2007. This increase was primarily driven by higher general and administrative expenses incurred by our corporate business unit, partially offset by the non-recurrence of retention bonuses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc.

VII.	Results of Operations – Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Our consolidated results of operations for the nine months ended September 30, 2007 and 2006 are discussed in the following section.

	Nine Months Ended September 30
(In millions, except per share data)	2007	2006	$ Change	% Change
Premiums	$41,598.9	$38,678.0	$2,920.9	8%
Administrative fees	2,760.3	2,690.4	69.9	3
Other revenue	445.4	448.6	(3.2)	(1)

Total operating revenue	44,804.6	41,817.0	2,987.6	7
Net investment income	757.7	653.4	104.3	16
Net realized gains (losses) on investments	10.6	(11.4)	22.0	NM	[1]

Total revenues	45,572.9	42,459.0	3,113.9	7
Benefit expense	34,214.4	31,424.7	2,789.7	9
Selling, general and administrative expense:
Selling expense	1,283.4	1,230.3	53.1	4
General and administrative expense	5,298.4	5,333.1	(34.7)	(1)

Total selling, general and administrative expense	6,581.8	6,563.4	18.4	–
Cost of drugs	303.5	313.7	(10.2)	(3)
Interest expense	322.6	303.5	19.1	6
Amortization of other intangible assets	215.5	223.1	(7.6)	(3)

Total expenses	41,637.8	38,828.4	2,809.4	7

Income before income tax expense	3,935.1	3,630.6	304.5	8
Income tax expense	1,448.8	1,336.8	112.0	8

Net income	$2,486.3	$2,293.8	$192.5	8

Average diluted shares outstanding	612.6	647.1	(34.5)	(5)%
Diluted net income per share	$4.06	$3.54	$0.52	15%
Benefit expense ratio[2]	82.2%	81.2%		100	bp3
Selling, general and administrative expense ratio[4]	14.7%	15.7%		(100	)bp3
Income before income taxes as a percentage of total revenue	8.6%	8.6%		0	bp3
Net income as a percentage of total revenue	5.5%	5.4%		10	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $2.9 billion, or 8%, to $41.6 billion in 2007, driven by premium rate increases in Local Group, growth in Medicare Advantage business, growth in our State-Sponsored business primarily due to the addition of five new states since the beginning of the third quarter of 2006 and increased reimbursement in the Federal Employee Program, or FEP.

Administrative fees increased $69.9 million, or 3%, to $2.8 billion in 2007, primarily due to self-funded membership growth in National, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Net investment income increased $104.3 million, or 16%, to $757.7 million in 2007 primarily resulting from growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30
(In millions)	2007	2006	$ Change
Net realized gains (losses) from the sale of fixed maturity securities	$3.3	$(58.8)	$62.1
Net realized gains from the sale of equity securities	154.3	87.9	66.4
Other-than-temporary impairments – credit related	(41.6)	(22.7)	(18.9)
Other-than-temporary impairments – interest rate related	(108.6)	(23.6)	(85.0)
Other realized gains	3.2	5.8	(2.6)

Net realized gains (losses) on investments	$10.6	$(11.4)	$22.0

Net realized gains on investments in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of interest rate related impairments of fixed maturity securities and impairments of equity securities. See Critical Accounting Policies and Estimates in this Quarterly Report on Form 10-Q for a discussion of our investment impairment review process.

Net realized losses on investments in 2006 related primarily to the sale of fixed maturity securities at a loss and other-than-temporary impairments, partially offset by the sale of equity securities at a gain.

Benefit expense increased $2.8 billion, or 9%, to $34.2 billion in 2007, primarily due to higher cost in the 4SB segment and medical cost trend in the CCB segment. Benefit expense for the 4SB segment increased primarily due to growth in State-Sponsored business with the addition of five new states since the beginning of the third quarter of 2006, as well as growth in Medicare Advantage business. Benefit expense in the CCB segment in the first nine months of 2007 increased primarily due to slightly higher recognized medical cost trend in Local Group business. Lastly, continued increased trend in FEP business resulted in higher benefit expense in the first nine months of 2007, for which we are reimbursed for the cost plus a fee.

Our benefit expense ratio increased 100 basis points to 82.2% in 2007 almost entirely attributable to the Senior and State-Sponsored medical business of the 4SB segment. The increase in Senior business’ benefit expense ratio was primarily driven by higher medical trend coupled with retroactive premium adjustments in Medicare Advantage business along with the adjustment to the Medicare Part D risk sharing accrual previously discussed in the results of operations for the three months ended September 30, 2007. The increase in State-Sponsored business’ benefit expense ratio was due to overall higher claims experience and growth, primarily due to the addition of five new states since the beginning of the third quarter of 2006. State-Sponsored business operates at a benefit expense ratio that is higher than the WellPoint average. We continue to negotiate premium rates in California and Connecticut and expect to receive adequate increases that will allow us to continue servicing that business. Premium rate increases in California are expected to be effective October 1, 2007 while premium rate increases in Connecticut are expected to be retroactive to July 1, 2007. Growth in FEP business, for which we are reimbursed for the cost plus a fee, also caused the first nine months of 2007 benefit expense ratio to increase from the first nine months of 2006 as this business operates at a benefit expense ratio which is higher than our average.

Selling, general and administrative expense was essentially flat at $6.6 billion in 2007 compared to 2006 while our selling, general and administrative expense ratio decreased 100 basis points to 14.7% in 2007. This decrease in our selling, general and administrative expense ratio was primarily due to growth in premium income and further leveraging of general and administrative costs over a larger membership base.

Cost of drugs decreased $10.2 million, or 3%, to $303.5 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs, partially offset by growth in specialty pharmacy prescription volume.

Interest expense increased $19.1 million, or 6%, to $322.6 million in 2007, primarily due to the issuance of approximately $2.0 billion of long-term debt in 2007.

Amortization of other intangible assets decreased $7.6 million, or 3%, to $215.5 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which resulted in greater expense in earlier periods.

Income tax expense increased $112.0 million, or 8%, to $1.4 billion in 2007. The effective tax rate in 2007 and 2006 was flat at 36.8%. The 2006 effective tax rate included a reduction of 80 basis points due to a $28.0 million tax benefit that was recognized in 2006 resulting from lower effective state tax rates. In addition, the 2007 effective tax rate was favorably impacted by tax planning strategies.

Our net income as a percentage of total revenue was 5.5% in 2007 compared to 5.4% in 2006, which reflects a combination of all the factors discussed above.

The discussions of segment results for the nine months ended September 30, 2007 and 2006 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

Commercial and Consumer Business

Our CCB segment’s summarized results of operations for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$31,494.8	$30,280.9	$1,213.9	4%
Operating gain	$3,127.7	$2,824.8	$302.9	11%
Operating margin	9.9%	9.3%		60	bp

Operating revenue increased $1.2 billion, or 4%, to $31.5 billion in 2007, primarily due to premium rate increases in Local Group and Individual business, partially offset by the slight membership declines in Local Group and National Accounts businesses and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $302.9 million, or 11%, to $3.1 billion in 2007 driven by disciplined pricing as operating revenue growth outpaced increased benefit expense, primarily in Local Group.

The operating margin in 2007 was 9.9%, a 60 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Specialty, Senior and State-Sponsored Business

Our 4SB segment’s summarized results of operations for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue	$10,113.8	$8,537.7	$1,576.1	18%
Operating gain	$580.0	$737.3	$(157.3)	(21)%
Operating margin	5.7%	8.6%		(290	)bp

Operating revenue increased $1.6 billion, or 18%, to $10.1 billion in 2007, primarily due to growth in Medicare Advantage, growth in State-Sponsored business with the addition of five new states since the beginning of the third quarter of 2006 and growth in Medicare Part D.

Operating gain decreased $157.3 million, or 21%, to $580.0 million in 2007, primarily due to operating revenue growth being more than offset by higher benefit expense due to overall higher claims trend in State-Sponsored business, as well as the adjustment to the Medicare Part D risk sharing accrual previously discussed in the results of operations for the three months ended September 30, 2007.

The operating margin in 2007 was 5.7%, a 290 basis point decrease primarily due to the factors discussed in the preceding two paragraphs coupled with a continuing shift in business mix which includes more lower-margin State-Sponsored business.

Other

Our Other segment’s summarized results of operations for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30
(In millions)	2007	2006	$ Change	% Change
Operating revenue from external customers	$4,421.2	$4,053.9	$367.3	9%
Elimination of intersegment revenue	(1,225.2)	(1,055.5)	(169.7)	16%

Total operating revenue	$3,196.0	$2,998.4	$197.6	7%

Operating loss	$(2.8)	$(46.9)	$44.1	NM [1]

1 NM=Not	meaningful.

Operating revenue from external customers increased $367.3 million, or 9%, to $4.4 billion in 2007, primarily due to higher premium in FEP business. The elimination of intersegment revenue increased $169.7 million, or 16%, in 2007, reflecting additional sales of pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating loss decreased by $44.1 million to $2.8 million in 2007. This decrease was primarily driven by the non-recurrence of retention bonuses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc. along with improved operating gain of our FEP business.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At September 30, 2007, this liability was $5.8 billion and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $5.6 billion of our total medical claims liability as of September 30, 2007; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $231.8 million, of the total medical claims liability as of September 30, 2007. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of September 30, 2007 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At September 30, 2007, the variability in months three to five was estimated to be between 50 and 120 basis points, while months six through twelve have much lower variability ranging from 10 to 40 basis points.

Over the period from December 31, 2006 to September 30, 2007, completion factors have increased. With consideration of claim payments through September 30, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period have developed slightly higher than those used at December 31, 2006. This resulted in approximately $20.7 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the nine months ended September 30, 2007. This continued increase in completion factors has been taken into consideration when determining the completion factors used in establishing the September 30, 2007 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $199.0 million, in the September 30, 2007 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2005 to September 30, 2006, completion factors increased. With consideration of claim payments through September 30, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period developed higher than those used at December 31, 2005, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $91.7 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the nine months ended September 30, 2006.

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

Over the period from December 31, 2004 to December 31, 2005, completion factors increased. With consideration of claims payment through December 31, 2005, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2004 valuation period have developed higher than those used at December 31, 2004, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. This resulted in approximately $194.3 million of redundancy in the December 31, 2004 estimate and included in the statement of income for the year ended December 31, 2005.

The other major assumption used in the establishment of the September 30, 2007 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At September 30, 2007, there was a 730 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 10%, or approximately $572.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at September 30, 2007. As we look at the year-over-year claim trend for the prior period (August and September 2006) compared to the current period (August and September 2007), the trend used in our reserve models have increased slightly. However, claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the nine months ended September 30, 2007, resulted in approximately $315.5 million of redundancy in the December 31, 2006 estimate and included is in the statement of income for the nine months ended September 30, 2007.

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

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2007 and 2006 and the years ended December 31, 2006, 2005 and 2004 is as follows:

	Nine Months Ended September 30		Years Ended December 31
(In millions)	2007	2006	2006	2005	2004
Gross medical claims payable, beginning of period	$5,290.3	$4,853.4	$4,853.4	$4,134.0	$1,836.0
Ceded medical claims payable, beginning of period	(51.0)	(27.7)	(27.7)	(31.9)	(8.7)

Net medical claims payable, beginning of period	5,239.3	4,825.7	4,825.7	4,102.1	1,827.3

Business combinations and purchase adjustments	15.2	(6.4)	(6.4)	784.5	2,331.0
Net incurred medical claims:
Current year	34,558.1	31,845.2	42,613.2	32,865.6	15,344.9
Prior years (redundancies)	(336.2)	(576.5)	(617.7)	(644.9)	(171.9)

Total net incurred medical claims	34,221.9	31,268.7	41,995.5	32,220.7	15,173.0

Net payments attributable to:
Current year medical claims	29,053.6	26,830.6	37,486.0	28,997.1	12,453.2
Prior years medical claims	4,693.4	3,989.3	4,089.5	3,284.5	2,776.0

Total net payments	33,747.0	30,819.9	41,575.5	32,281.6	15,229.2

Net medical claims payable, end of period	5,729.4	5,268.1	5,239.3	4,825.7	4,102.1
Ceded medical claims payable, end of period	56.0	41.0	51.0	27.7	31.9

Gross medical claims payable, end of period	$5,785.4	$5,309.1	$5,290.3	$4,853.4	$4,134.0

Current year medical claims paid as a percent of current year net incurred medical claims	84.1%	84.3%	88.0%	88.2%	81.2%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	6.9%	13.6%	14.7%	18.7%	10.4%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.8%	1.8%	1.9%	4.2%	1.4%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $336.2 million shown above for the nine months ended September 30, 2007 represents an estimate based on paid claim activity from January 1, 2007 to September 30, 2007, and may not be indicative of the expected prior year experience for the year ending December 31, 2007. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 86%, of the $336.2 million redundancy relates to claims incurred in calendar year 2006, with the remaining 14% related to claims incurred in 2005 and prior.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.0% for 2006, 88.2% for 2005, and 81.2% for 2004. The 2004 ratio was impacted by having only one month of medical claims incurred and paid during 2004 for the former WellPoint Health Networks Inc., or WHN. If the former WHN had not been included during 2004, current year medical claims paid would have been $12,057.7 million, current year net incurred medical claims would have been $13,835.1 million and the adjusted ratio would have been approximately 87.2% for 2004. Comparison of the 2006 ratio of 88.0% and the 2005 ratio of 88.2% reflects a moderate decline due to system conversions and integration activity that impacted the 2006 ratio. Comparison of the 2005 ratio of 88.2% and the adjusted 2004 ratio of 87.2% indicates that we paid claims faster between those periods. The increase was primarily attributable to improved processes and our provider networks submitting claims information to us more timely as a result of increased electronic submissions. The result of these changes is an enhanced ability to adjudicate and pay claims more quickly. Review of the nine-month periods presented above shows that as of September 30, 2007, 84.1% of current year net incurred medical claims had been paid in the period incurred, as compared to 84.3% for the same period in 2006.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This ratio was 6.9% for the nine months ended September 30, 2007 and 13.6% for the nine months ended September 30, 2006. The 670 basis point decrease over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. This metric was 14.7% for 2006, 18.7% for 2005 and 10.4% for 2004. As discussed previously, the 400 basis point decrease in this metric for 2006 was caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior period.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the nine months ended September 30, 2007, the metric was 0.8%, which was calculated using the redundancy of $336.2 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2007 to September 30, 2007. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.5% for the nine months ended September 30, 2006. The ratio of 0.8% is subject to change based on future paid medical claim activity through the remainder of 2007. This metric was 1.9% for 2006, 4.2% for 2005 and 1.4% for 2004. This ratio is calculated using the redundancy of $617.7 million, shown above, which represents an estimate based on paid claim activity from January 1, 2006 to December 31, 2006. The 2006 ratio is impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%. The 2005 ratio is impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004 estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the Internal Revenue Service (“IRS”) appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of September 30, 2007, the IRS had completed its examination of our 2003 tax year. Our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, the Company has several tax years for which there are ongoing disputes. The IRS has invited us to join the Compliance Assurance Program, or CAP, for 2007 and we have accepted the invitation. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2007 was $13.5 billion and other intangible assets were $9.3 billion. The sum of goodwill and intangible assets represented 43% of our total consolidated assets and 96% of our consolidated shareholders’ equity at September 30, 2007.

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

Investments

Current and long-term available-for-sale investment securities were $18.1 billion at September 30, 2007 and represented 34% of our total consolidated assets at September 30, 2007. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments which we intend to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $681.0 million, or 1% of total consolidated assets, at September 30, 2007. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $150.2 million and $46.3 million, respectively, for the nine months ended September 30, 2007 and 2006.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our September 30, 2007 measurement date, we selected a rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plans and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (September 30, 2007). The selected discount rate for all plans is 6.00% (compared to a discount rate of 5.90% for 2007 expense recognition), which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities and equity securities across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. As of our September 30, 2007 measurement date, we had approximately 60% of plan assets invested in equity securities, 34% in fixed maturity securities and 6% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

At September 30, 2007, our consolidated prepaid pension asset was $293.2 million. We also had liabilities of $107.3 million for certain supplemental plans. For the year ending December 31, 2007, there were no required contributions under ERISA; however, we made a contribution of $1.0 million during the three months ended September 30, 2007.

We recognized consolidated pre-tax pension expense (credit) of $(2.8) million and $12.7 million for the three months ended September 30, 2007 and 2006, respectively. We recognized consolidated pre-tax pension expense (credit) of $(2.3) million and $22.3 million for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, we incurred a net curtailment loss of $6.1 million within certain of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. At September 30, 2007, our postretirement benefit liability was $553.0 million.

We recognized consolidated pre-tax other postretirement expense of $8.8 million and $10.6 million for the three months ended September 30, 2007 and 2006, respectively. We recognized consolidated pre-tax other postretirement expense of $28.4 million and $31.7 million for the nine months ended September 30, 2007 and 2006, respectively.

At our September 30, 2007 measurement date, the selected discount rate was 6.10% (compared to a discount rate of 5.90% for 2007 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our September 30, 2007 measurement date was 8.50% for 2008 with a gradual decline to 5.00% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend assumption has a significant effect on the amounts reported.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Effective January 1, 2007, we adopted FIN 48. See Note 8, Income Taxes, to our unaudited consolidated financial statements for the three and nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FIN 48.

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

There were no other new accounting pronouncements issued during the nine months ended September 30, 2007 that had a material impact on our financial position, operating results or disclosures.

IX.     Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on long- term borrowings, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have some negative impact on our liquidity.

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

Liquidity – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, net cash flow provided by operating activities was $3,240.3 million, compared to $2,613.3 million for the nine months ended September 30, 2006, an increase of $627.0 million. This increase resulted from lower income tax payments in 2007 compared to 2006 and improved net income.

Net cash flow used in investing activities was $1,088.6 million in 2007, compared to $161.7 million of cash used in investing activities in 2006. The table below outlines the increase in cash flow used in investing activities of $926.9 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Increase in net purchases of investments	$(129.8)
Decrease in securities lending collateral	(477.7)
Increase in purchases of subsidiaries, net of cash acquired	(273.5)
Increase in net purchases of property and equipment	(39.7)
Increase in other, net	(6.2)

Net increase in cash used in investing activities	$(926.9)

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC (“IMH”) whose sole business is the holding company parent of American Imaging Management, Inc. (“AIM”). AIM is a leading radiology benefit management and technology company and currently provides services to us as well as other customers nationwide, including eight other Blue Cross and Blue Shield licensees. The acquisition supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. We paid approximately $300.0 million in cash.

Net cash flow used in financing activities was $1,929.8 million in 2007 compared to $2,962.3 million of cash used in 2006. The table below outlines the decrease in cash used in financing activities of $1,032.5 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net increase in repayment of commercial paper borrowings	$(126.3)
Increase in net proceeds from long-term borrowings	1,262.7
Increase in securities lending payable	477.7
Increase in bank overdrafts	(427.4)
Increase in repurchases of common stock	(325.3)
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	143.1
Increase in excess tax benefits from share-based compensation	28.0

Net decrease in cash used in financing activities	$1,032.5

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21.7 billion at September 30, 2007. Since December 31, 2006, total cash, cash equivalents and investments, including long-term investments, increased primarily as a result of cash generated from operations.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At September 30, 2007, we held at the parent company approximately $2.0 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 26.9% as of September 30, 2007 and 22.2% as of December 31, 2006.

Our senior debt is rated “BBB+” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On August 21, 2007, we issued zero coupon notes in a private placement transaction exempt from registration. Gross proceeds to us were $500.0 million. The notes have a final maturity of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0 million. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance are for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have initially been classified as long-term debt on our balance sheet, and will be reclassified to current portion of long-term debt beginning one year prior to the date we may be required to repurchase the notes.

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

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2007 or during the nine months then ended. At September 30, 2007, we had $1.3 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.2 billion of borrowings outstanding under this commercial paper program as of September 30, 2007. Commercial paper borrowings outstanding at September 30, 2007 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $3.7 billion of dividends to be paid to the parent company during 2007. For the nine months ended September 30, 2007, we received $2.3 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. On March 21, 2007 and August 9, 2007, our Board of Directors authorized an increase of $2.0 billion and $2.0 billion, respectively, in our stock repurchase program, resulting in a total amount available for repurchases in 2007 of approximately $4.9 billion, which includes $0.9 billion of authorization remaining unused at December 31, 2006. We purchased approximately 54.4 million shares during the nine months ended September 30, 2007 at a cost of $4.3 billion. As of September 30, 2007, we had $0.6 billion of authorization remaining under this program. Subsequent to September 30, 2007, we repurchased and retired approximately 4.0 million shares for an aggregate cost of approximately $0.3 billion, leaving approximately $0.3 billion for authorized future repurchases at October 17, 2007. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2007, there were no required contributions under ERISA; however, we made a contribution of $1.0 million during the three months ended September 30, 2007.

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

For a more detailed discussion of our market risks relating to these activities, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included in our 2006 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
July 1, 2007 to July 31, 2007	6,489,718	$81.02	6,487,110	$466.5
August1, 2007 to August 31, 2007	13,240,270	76.81	13,238,800	1,449.7
September 1, 2007 to September 30, 2007	10,346,737	79.76	10,345,600	624.5

	30,076,725	78.73	30,071,510

[1]

Total number of shares purchased includes 5,215 shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended September 30, 2007, the Company repurchased approximately 30.1 million shares at a cost of $2.4 billion under the program. On March 21, 2007 and August 9, 2007, the Board of Directors authorized increases of $2.0 billion and $2.0 billion, respectively, in the Company’s stock repurchase program, resulting in a total amount available for repurchases in 2007 of approximately $4.9 billion, which includes $0.9 billion of authorization remaining unused at December 31, 2006. Remaining authorization under the program is $0.6 billion as of September 30, 2007.

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

WELLPOINT, INC. Registrant

Date: October 24, 2007	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 24, 2007	By:	/s/ JAMIE S. MILLER
Jamie S. Miller
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

10.27*

(b)    Form of Employment Agreement, between the Company and each of the following: Ken R. Goulet and Jamie S. Miller, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (see Exhibit A).

(c) Form of Employment Agreement, between the Company and each of the following: Dijuana Lewis and Bradley M. Fluegel (Included as Exhibit A in Exhibit 10.41 hereof).

10.41*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective October 1, 2007, with certain other effective dates.

10.42*	Description of agreement between the Company and Alice F. Rosenblatt, dated August 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007.

Exhibit Number	Exhibit
10.43*	Agreement between the Company and Joan E. Herman, dated September 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

10.44*	Agreement between the Company and John S. Watts, Jr., dated September 28, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.