Form 10-K
period 2007-12-31
WELLPOINT INC
filed 2008-02-21
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2007 was approximately $48,112,776,548.

As of February 12, 2008, 541,939,848 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008.

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2007

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “feel,” “predict,” “project”, “potential,” “intend” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including “Risk Factors” set forth in Part I Item 1A hereof and our reports filed with the Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “WellPoint” or the “Company” refer to WellPoint, Inc., an Indiana corporation, which name changed from Anthem, Inc., or Anthem, effective November 30, 2004, and its direct and indirect subsidiaries, as the context requires.

PART I

ITEM 1. BUSINESS.

General

We are the largest health benefits company in terms of commercial membership in the United States, serving 34.8 million medical members as of December 31, 2007. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. We also serve our members throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services including life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts.

For our insured products, we charge a premium and assume all or a portion of the health care risk. Under self-funded and partially insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. Approximately 93% of our 2007 operating revenue was derived from premium income, while approximately 7% was derived from administrative fees and other revenues.

Through December 31, 2007, our customer base primarily included Local Groups with less than 1,000 eligible employees (48% of our medical members at December 31, 2007) and Individuals under age 65 (7% of our medical members as of December 31, 2007). Other major customer types included National Accounts (generally multi-state employer groups with 1,000 or more employees, accounting for 18% of our medical members at December 31, 2007), BlueCard Host (enrollees of non-owned BCBS plans who receive benefits in our BCBS markets, accounting for 13% of our medical members at December 31, 2007), Senior (over age 65 individuals enrolled in Medicare Supplement or Medicare Advantage policies, accounting for 4% of our medical members at December 31, 2007), State Sponsored Programs (primarily Medicaid and State Children’s Health Insurance Plans, accounting for 6% of our medical members at December 31, 2007) and Federal Employee Program, or FEP (United States government employees and covered family members, accounting for 4% of our medical members at December 31, 2007).

We market our products through an extensive network of independent agents and brokers (primarily for Individual and Senior customers, as well as certain Local Group customers with a smaller employee base) and through our in-house sales force that are compensated on a commission basis for new sales and retention of existing business (primarily for Local Group customers with a larger employee base). National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force.

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

Our results of operations depend in large part on accurately predicting health care costs and on our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.

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

In January 2007, we unveiled a comprehensive plan to help address the growing ranks of the uninsured. Our plan is a blend of public and private initiatives aimed at ensuring universal coverage for children and providing new and more attractive options for the uninsured. This plan is part of our mission to improve the lives of the people we serve and the health of our communities. In furtherance of our plan, we recently launched an interactive website for the uninsured and opened community resource centers to assist the uninsured obtain health insurance coverage.

We also announced the launch of 360º Health, a program to integrate all care management programs and tools into a centralized, consumer-friendly resource that assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. Additionally, we have collaborated with 19 other Blue Cross and Blue Shield plans to launch the nation’s largest private database of health care information. Blue Health IntelligenceSM, or BHI, is a unique resource that is designed to improve health care quality by providing the most detailed view available of health care trends, best practices and comparative costs through a claims database of 79 million people. BHI will strengthen the movement toward greater health care transparency and informed decision making by employers and, ultimately, providers and consumers.

In addition, we continue to supplement interactions with customers, brokers, agents, employees and other stakeholders through web-enabled technology and enhancing internal operations. We continue to develop our e-business strategy with the goal of becoming widely regarded as an e-business leader in the health benefits industry. The strategy includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced capabilities that improve service benefiting customers, agents, brokers, and partners while optimizing administrative costs.

WellPoint is a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the SEC. Our Internet website is www.wellpoint.com. We make available free of charge, or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint, Inc. is an Indiana corporation incorporated on July 17, 2001.

As required by NYSE Rule 303A.12, in 2007 we filed with the NYSE the annual chief executive officer certificate with no qualifications, indicating that the chief executive officer is unaware of any violations of the NYSE corporate governance standards. In addition, we are filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K.

Significant Transactions

We intend to continue our expansion and earnings per share, or EPS, growth through organic membership growth, strategic acquisitions and capital transactions. Listed below are the more significant transactions over the last five years:

•

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases are made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. During the year ended December 31, 2007, our Board of Directors authorized increases of $9.5 billion in our stock repurchase program, resulting in a total amount available for repurchases in 2007 and thereafter of $10.4 billion, which included $0.95 billion of authorization remaining unused at December 31, 2006. During the year ended December 31, 2007, we repurchased and retired approximately 76.9 million shares at an average price of $79.99, for an aggregate cost of $6.2 billion. Therefore, as of December 31, 2007, $4.3 billion remained authorized by our Board of Directors for future repurchases. Subsequent to December 31, 2007, we repurchased and retired approximately 15.0 million shares for an aggregate cost of approximately $1.2 billion, leaving approximately $3.1 billion for authorized future repurchases at February 12, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

•

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, or IMH, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company and provides services to us as well as other customers nationwide, including nine other Blue Cross and Blue Shield licensees. The acquisition supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. The purchase price for the acquisition was approximately $300.0 million in cash.

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

•

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the agreement, we agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, we paid $61.3 million in legal fees, including interest, on October 6, 2007. As a result of the agreement, we incurred a pre-tax expense of $103.0 million during the year ended December 31, 2005, or $0.10 EPS, which represented the final settlement amount of the agreement that was not previously accrued. Appeals of the settlement initially filed by certain physicians have been resolved. Final cash payments under the agreement totaling $209.5 million, including accrued interest, were made on October 5 and 6, 2006.

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

•

On November 30, 2004, Anthem and WellPoint Health Networks Inc., or WHN, completed their merger. WHN merged with and into Anthem Holding Corp., a direct and wholly-owned subsidiary of Anthem, with Anthem Holding Corp. as the surviving entity in the merger. In connection with the merger, Anthem amended its articles of incorporation to change its name to WellPoint, Inc., or WellPoint. As a result of the merger, each WHN stockholder received consideration of $23.80 in cash and one share of WellPoint common stock for each share of WHN common stock held. In addition, WHN stock options and other awards were converted to WellPoint awards in accordance with the merger agreement. The purchase price including cash, fair value of stock and stock awards and estimated transaction costs was approximately $15.8 billion.

Industry Overview

The health benefits industry has experienced significant change in the last decade. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, pre-paid premiums and pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.

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

Each of the BCBS companies, of which there were 39 independent primary licensees as of December 31, 2007, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of BCBS plans not affiliated with us.

Competition

The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products and increased quality awareness and price sensitivity among customers.

Health benefits industry participants compete for customers mainly on the following factors:

•	price;

•	quality of service;

•	access to provider networks;

•	access to care management and wellness programs, including health information;

•	innovation, breadth and flexibility of products and benefits;

•	reputation (including National Committee on Quality Assurance, or NCQA, accreditation status);

•	brand recognition; and

•	financial stability.

Over the last few years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. During the last several years, we have made significant investments in technology to enhance our electronic interaction with employers, members and third parties.

We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with an advantage over our competition. In addition, our provider networks in our regions enable us to achieve cost-efficiencies and service levels enabling us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, care management, product value and brand recognition.

To build our provider networks, we compete with other health benefits plans for the best contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the reduction of non-value added administrative tasks when deciding whether to contract with a health benefits plan.

At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that quality and price of our products, support services, reputation, prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our regions. Typically we are the lead competitor in each of our markets and thus a closely watched target by other insurance competitors.

Reportable Segments

We revised our reportable segments during the first quarter of 2007 consistent with changes made to our organizational structure, which reflected how the chief operating decision maker evaluated the performance of the business beginning January 1, 2007. Segment disclosures for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

Through December 31, 2007, we managed our operations through three reportable segments: Consumer and Commercial Business, or CCB; Specialty, Senior and State Sponsored Business, or 4SB; and Other.

Our CCB segment includes business units which offer similar products and services, including commercial accounts and individual programs. CCB offers a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans. CCB also offers a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products. Additionally, CCB provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our 4SB segment is comprised of businesses providing health and specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, PBM, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. 4SB also provides network rental and medical management services to workers compensation carriers.

The Other segment includes results from our Federal Government Solutions, or FGS, business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. FGS business includes FEP and National Government Services, Inc. (which name changed from AdminaStar Federal, Inc. effective November 17, 2006), or NGS, which acts as a Medicare contractor in several regions across the nation.

For additional information regarding the operating results of our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

On October 2, 2007, we announced a new organizational structure with new strategic business units: a Commercial Business unit and a Consumer Business unit that service different customer types. The Commercial Business unit includes Local Group customers, National Accounts, UniCare and Specialty business operations (dental, vision, life and disability and workers’ compensation). The Consumer Business unit includes Senior, State Sponsored and Individual business. In addition, a new Comprehensive Health Solutions Business unit brings together our resources focused on optimizing the quality of health care and the cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our FGS business includes FEP and NGS, which acts as a

Medicare contractor. This simplified, customer-focused structure builds on the strength of our commercial and consumer businesses, and will create additional opportunities for cross-selling medical and specialty products. These changes also emphasize our comprehensive approach to improving the quality, transparency and cost of health care for all of our customers. Our chief operating decision maker will assess performance under this new structure effective January 1, 2008 and, accordingly, we expect to revise our reportable segments in the first quarter of 2008.

Products and Services

A general description of our products and services is provided below:

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

Senior Plans.    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries nationwide. We served as the exclusive point of sale facilitated enrollment provider as defined by the Centers for Medicare & Medicaid Services, or CMS, for 2007 and 2006, and have been awarded that role again for the 2008 plan year.

Individual Plans.    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage. Some of our products target certain demographic populations such as the uninsured, “young invincibles,” (individuals between the ages of 19 and 29), or early retirees. Our products are offered in 14 states and are distributed by independent brokers and agents, WellPoint sales representatives and via the Internet.

Medicaid Plans and Other State Sponsored Programs.    We have contracts to serve members enrolled in Medicaid, State Children’s Health Insurance Programs and other publicly funded health care programs for low income and/or high medical risk individuals. We currently provide services in California, Colorado, Connecticut, Indiana, Kansas, Massachusetts, Nevada, New Hampshire, New York, Ohio, Texas, Virginia, West Virginia and Wisconsin. We expect to begin providing services in South Carolina sometime during the second quarter of 2008.

Pharmacy Products.    We offer pharmacy services and PBM services to our members. Our pharmacy services incorporate features such as drug formularies (where we develop lists of preferred, cost effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. PBM services provided by us include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. Two of our subsidiaries are also licensed pharmacies and make prescription dispensing services available through mail order for PBM clients. In July 2005, we launched Precision Rx Specialty Solutions, a full service specialty pharmacy designed to help improve quality and cost of care by coordinating a relatively new class of prescription medications commonly referred to as biopharmaceuticals, also known as specialty medications.

In September 2005, we were awarded contracts to offer Medicare Part D to eligible Medicare beneficiaries in all 50 states. We began offering these plans to customers through our health benefit subsidiaries throughout the country and providing administrative services for Medicare Part D offerings through our PBM companies on January 1, 2006.

Life Insurance.    We offer an array of competitive individual and group life insurance benefit products to both large and small group customers in conjunction with our health plans. The life products include term life, accidental death and dismemberment.

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

Medicare Fiscal Intermediary Operations.    Through our National Government Services, Inc. subsidiary, we serve as fiscal intermediaries providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies. As a fiscal intermediary, we are compensated for our services primarily on a cost reimbursement basis.

Customer Types

Our products are generally developed and marketed with an emphasis on the differing needs of various customer groups. In particular, our product development and marketing efforts take into account the differing characteristics between the various customer groups served by us, including individuals, employers, seniors and Medicaid recipients, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Each business unit is responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer groups. We believe that one of the keys to our success has been the focus on distinct customer groups, which better enables us to develop benefit plans and services that meet the unique needs of the distinct markets.

Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. Our customer definitions were revised in the first quarter of 2007 to be consistent with how we manage our business effective January 1, 2007. Prior periods have been reclassified to conform to the 2007 presentation. As of December 31, 2007, our customer types included the following categories:

•

Local Group includes employer customers with less than 1,000 employees eligible to participate as a member in one of our health plans. In addition, Local Group includes customers with 1,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter’s state. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group cases may be experience rated or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 48% of our medical members at December 31, 2007.

•

Individual consists of individual customers under age 65 and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the

Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with individual as compared to local groups. Individuals accounted for 7% of our medical members at December 31, 2007.

•

National Accounts are defined as generally multi-state employer groups primarily headquartered in a WellPoint service area with 1,000 or more eligible employees, with at least 5% or more eligible employees located in a service area outside of the headquarter’s state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 18% of our medical members at December 31, 2007.

•

BlueCard host customers are defined as enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint, who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per month. BlueCard host membership accounted for 13% of our medical members at December 31, 2007.

•

Senior customers are defined as Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4% of our medical members at December 31, 2007.

•

State Sponsored program membership is defined as eligible members with State Sponsored managed care alternatives for the Medicaid and State Children’s Health Insurance programs that we manage. Total State Sponsored program business accounted for 6% of our medical members at December 31, 2007.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4% of our medical members at December 31, 2007.

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

Some customers choose to purchase stop-loss coverage to limit their retained risk. These customers are reported with our self-funded business.

The following tables set forth our medical membership by customer type and funding arrangement:

	December 31
	2007	2006
(In thousands)
Customer Type:
Local Group	16,663	16,766
Individual	2,390	2,488
National:
National Accounts	6,389	6,136
BlueCard	4,563	4,279

Total National	10,952	10,415
Senior	1,250	1,193
State Sponsored	2,174	1,882
FEP	1,380	1,357

Total medical membership by customer type	34,809	34,101

Funding Arrangement:
Self-Funded	17,737	16,745
Fully-Insured	17,072	17,356

Total medical membership by funding arrangement	34,809	34,101

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

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee-for-service is our predominant reimbursement methodology for physicians. Physician fee schedules are developed at the state level based on an assessment of several factors and conditions, including CMS resource-based relative value system, or RBRVS, changes, medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed and is maintained by CMS, and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, which recognizes clinical quality and performance as a basis for reimbursement.

Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a fixed amount per day or per case for inpatient covered services. Some hospitals, primarily sole community hospitals, are reimbursed on a discount from approved charge basis for covered services. Our “per case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups, or DRG, methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. To improve predictability of expected cost, we frequently use a multi-year contracting approach and have been transitioning to case rate payment methodologies. Many of our hospital contracts have reimbursement linked to improved clinical performance, patient safety and medical error reduction.

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

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. Most of our health plans have implemented precertification programs for certain high cost radiology studies, addressing an area of historically significant cost trends. As described in Significant Transactions above, on August 1, 2007, we completed our acquisition of AIM. We intend to incorporate AIM’s services and technology for more effective and efficient use of radiology services by our members.

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

Medical policy.    A medical policy group comprised of physician leaders from various areas of the country, working in cooperation with academic medical centers, practicing community physicians and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and the American Cancer Society, determines our national policy for the application of new medical technologies and treatments.

Quality programs.    We are actively engaged with our hospital and physician networks to enable them to improve medical and surgical care and achieve better outcomes for our members. We endorse, encourage and incent hospitals and physicians to support national initiatives to improve the quality of clinical care, patient outcomes and to reduce medication errors and hospital infections. We have demonstrated our leadership in developing hospital quality programs.

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

ConditionCare and FutureMoms are care management and maternity management programs that serve as excellent adjuncts to physician care. A dedicated nurse and added support from our team of dietitians, exercise physiologists, pharmacists, health educators and other health professionals help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition.

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

ComplexCare is an advanced care management program that reaches out to participants with multiple health care issues who are at risk for frequent and high levels of medical care in order to offer support and assistance in managing their health care needs. ComplexCare identifies candidates through claims analysis using predictive modeling techniques, the use of health risk assessment data, utilization management reports and referrals from a physician or one of our other programs, such as the 24/7 NurseLine.

MyHealth Advantage utilizes integrated information systems and sophisticated data analytics to assist our members to improve their compliance with evidence-based care guidelines, providing personal care notes that alert members to potential gaps in care, enable more prudent health care choices, and assist in the realization of member out-of-pocket cost savings.

MyHealth Coach provides our members with a professional guide who helps them navigate the health care system and make better decisions about their well-being. MyHealth Coach proactively reaches out to people who are at risk for serious health issues or have complex health care needs. Our health coaches help participants understand and manage chronic conditions, handle any health and wellness related services they need and make smart lifestyle choices.

HealthyLifestyles helps employees transform unhealthy habits into positive ones by focusing on behaviors that can have a positive effect on their health and their employer’s financial well-being. HealthyLifestyles programs include smoking cessation, weight management, stress management, physical activity and diet and nutrition.

MyHealth@Anthem is our secure web-based solution, complementing other programs by reinforcing telephonic coaching and mail campaigns. The website engages participants in regularly assessing their health status, gives them feedback about their progress, and tracks important health measures such as blood pressure, weight and blood glucose levels.

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

We have committed to measuring our progress in improving the quality of care that our members and our communities receive through our proprietary Member Health Index, or MHI and State Health Index, or SHI. The MHI is comprised of 20 clinically relevant measures for our health plan members and combines prevention, care management, clinical outcome and patient safety metrics. The SHI measures the health of all the residents in our states, not just our members, using public data from the Centers for Disease Control and Prevention.

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

Our license agreements require an annual fee to be paid to the BCBSA. For historical years up to and including the 2007 calendar year, the fee was based upon enrollment and net revenue as defined by BCBSA. Beginning in 2008, the fee will be based on enrollment only. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products.

We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of the states that we are authorized to use the marks and the BCBSA could thereafter issue licenses to use the BCBS names and marks in those states to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limits on our capital stock, impending financial insolvency, the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.

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

Regulation

General

Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	licensure;

•	premium rates;

•	underwriting and pricing;

•	benefits;

•	eligibility requirements;

•	service areas;

•	market conduct;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing and rating restrictions for small group products;

•	utilization review activities;

•	prompt payment of claims;

•	requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and/or underinsured;

•

universal health care regulation based on the availability to individuals and small groups of a government sponsored health plan administered by a private contractor and funded by increased premium taxes;

•	assessments for state run immunization programs;

•	member and provider complaints and appeals;

•	financial arrangements;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

Our Medicare plans, Medicaid plans and other State Sponsored programs are subject to extensive federal and state laws and regulations.

States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction where we do not presently operate, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings.

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

HMO and Insurance Holding Company Laws

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states’ insurance departments certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

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

Risk-Based Capital Requirements

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year.

The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The level of regulatory oversight ranges from requiring the company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring a company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2007, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

Employees

At December 31, 2007, we had approximately 41,700 persons employed on a full-time basis. As of December 31, 2007, a small portion of employees were covered by collective bargaining agreements: 145 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; 110 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; 12 employees in the New York city metropolitan area with the Office and Professional Employees International Union, Local 153; and 51 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

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

Our insurance, managed health care and health maintenance organization, or HMO, subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure you that future regulatory action by state insurance or HMO authorities or federal regulatory authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, changes in government regulations or policy with respect to, among other things, reimbursement levels, and eligibility requirements, could also adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

Congress and state legislatures continue to focus on health care issues. In addition, the candidates for the 2008 presidential election have focused on health care issues and several of them have proposed significant reform to the health care system. A number of states, including California, Colorado, Connecticut, New York, and Pennsylvania, are contemplating significant reform of their health insurance markets. These proposals include provisions affecting both public programs and privately-financed health insurance arrangements. Broadly stated, these proposals attempt to increase the number of insured by raising the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, they reform the underwriting and marketing practices of health plans. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In particular, if Governor Schwarzenegger’s proposal for universal coverage in California had been enacted in the format as passed by the California Assembly in December 2007, such proposal could have had a material adverse effect on our business, operations and financial condition. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases or establish minimum loss ratio thresholds. If enacted, these proposals could have a material adverse impact on our business, operations or financial condition.

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

Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations. Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be adversely affected.

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

A reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to attain or maintain nationally recognized accreditations; state and federal regulatory changes; and general economic downturn that results in business failures.

There are risks associated with contracting with the Centers for Medicare & Medicaid Services to provide Medicare Part C and Medicare Part D Prescription Drug benefits.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, significantly changed and expanded Medicare coverage. The MMA added the availability of prescription drug benefits for all Medicare eligible individuals starting January 1, 2006. We offer Medicare approved prescription drug plans and Medicare Advantage plans to Medicare eligible individuals nationwide. In addition, we provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicare eligible employees and retirees through our PBM companies and/or other affiliated companies. We are also the United States default plan for point of service facilitated enrollment, as defined by the Centers for Medicare & Medicaid Services, or CMS. Risks associated with the Medicare Advantage and Medicare prescription drug plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, increased medical or pharmaceutical costs, and the underlying seasonality of this business. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Part C and D, including those related to collectability of receivables and establishment of liabilities, the actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.

As a participant in Medicare and Medicaid programs, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant penalties.

We participate as a payer or fiscal intermediary for the Medicare and Medicaid programs. The laws and regulations governing participation in Medicare and Medicaid programs are complex, subject to interpretation and can expose us to penalties for non-compliance. If we fail to comply with these laws and regulations, we could be subject to criminal fines, civil penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations. In addition, legislative or regulatory changes to these programs could have a material adverse effect on our business, financial condition and results of operations.

We are subject to funding risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate in Medicare Part C (Medicare Advantage), Medicare Part D, Medicare fiscal intermediary and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Revenues for these programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions at the federal or applicable state level and general political issues and priorities. An unexpected reduction or inadequate government funding for these programs may adversely affect our revenues and financial results.

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

In addition, as long as we use the Blue Cross and Blue Shield names and marks in marketing our health benefits products and services, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Any such negative publicity could adversely affect our business, financial condition and results of operations.

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

Our health care products that involve greater potential risk generally tend to be more profitable than administrative services products and those health care products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our financial condition and results of operations.

From time to time, we have implemented price increases in certain of our health care businesses. While these price increases may improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between our various products could have a material adverse effect on our financial condition and results of operations.

Our PBM companies operate in an industry faced with a number of risks and uncertainties in addition to those we face with our core health care business.

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

•

changes in the “average wholesale price” industry pricing benchmark for prescription drugs, as a consequence of potential court approval of a proposed class action settlement involving the two defendant companies that report data on prescription drug prices;

•	the application of federal and state laws and regulations related to the operation of Internet and mail-service pharmacies;

•	our inability to contract on favorable terms with pharmaceutical manufacturers for, among other things, rebates, discounts and administrative fees.

The failure to adhere to these or other relevant laws and regulations could expose our PBM business to civil and criminal penalties. There can be no assurance that our business will not be subject to challenge under various laws and regulations or contractual arrangements. Any such noncompliance or challenge may have a material adverse effect on our business, financial condition and results of operations.

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

Most of our regulated subsidiaries are subject to RBC standards, imposed by their states of domicile. These laws are based on the RBC Model Act adopted by the National Association of Insurance Commissioners, or NAIC, and require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Our regulated subsidiaries are currently in compliance with the risk-based capital or other similar requirements imposed by their respective states of domicile. As discussed in more detail below, we are a party to license agreements with the BCBSA which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.

We face risks related to litigation.

We are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include: claims relating to the denial of health care benefits; claims relating to the rescission of health insurance policies; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation and termination of provider contracts; disputes related to self-funded business; disputes over co-payment calculations; disputes related to the PBM business; claims related to the failure to disclose certain business practices; and claims relating to customer audits and contract performance.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive and in certain areas non-exclusive use of the Blue Cross and Blue Shield names and marks in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations.

We use the Blue Cross and Blue Shield names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks, including: minimum capital and liquidity requirements imposed by the BCBSA; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the Blue Cross and Blue Shield system in contracts with third parties and in public statements; plan governance requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to health benefit plans within its service areas must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that at least 66 2/3% of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to health benefit plans must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.

The standards under the license agreements may be modified in certain instances by the BCBSA. For example, from time to time there have been proposals considered by the BCBSA to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.

Upon the occurrence of an event causing termination of the license agreements, we would no longer have the right to use the Blue Cross and Blue Shield names and marks in one or more of our geographic territories. Furthermore, the BCBSA would be free to issue a license to use the Blue Cross and Blue Shield names and marks in these states to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. Accordingly, termination of the license agreements could have a material adverse effect on our business, financial condition and results of operations.

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield presence in the vacated service area. Through December 31, 2007 the fee was set at $86.18 per licensed enrollee. As of December 31, 2007 we reported 28.3 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.4 billion by the BCBSA.

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

Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters such as hurricanes and the potential for a wide-spread pandemic of influenza coupled with the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of wide-spread areas. If the United States were to experience widespread bioterrorist or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic or epidemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, financial condition and results of operations or, in the event of extreme circumstances, our viability.

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

As of December 31, 2007, we had indebtedness outstanding of approximately $9.0 billion and had available borrowing capacity of approximately $0.7 billion under our revolving credit facility, which expires on September 30, 2011. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $22.7 billion as of December 31, 2007, representing approximately 44% of our total assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our balance sheet.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our goodwill and intangibles (with indefinite lives). Such assumptions include the discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were used.

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

As part of our normal operations, we collect, process and retain sensitive and confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of sensitive or confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations.

The failure to effectively maintain and upgrade our information systems could adversely affect our business.

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

Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, have increases in operating expenses or suffer other adverse consequences. In addition, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, financial condition and results of operations.

We are working towards becoming a premier e-business organization by modernizing interactions with customers, brokers, agents, providers, employees and other stakeholders through web-enabling technology and redesigning internal operations. We cannot assure you that we will be able to fully realize our e-business vision. The failure to maintain successful e-business capabilities could result in competitive and cost disadvantages to us as compared to our competitors.

We are dependent on the success of our relationship with a large vendor for a significant portion of our information system resources and certain other vendors for various other services.

We have an agreement with International Business Machines Corporation, or IBM, pursuant to which we outsourced a significant portion of our core applications development as well as a component of our data center operations to IBM. We are dependent upon IBM for these support functions. If our relationship with IBM is significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. The contract with IBM includes several service level agreements, or SLAs, related to issues such as performance and job disruption with significant financial penalties if these SLAs are not met. We also outsource a component of our data center to another vendor, which could assume much of the IBM work and mitigate business disruption should a termination with IBM occur. We may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of our termination rights are contingent upon payment of a fee, which may be significant.

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

Our articles of incorporation restrict the beneficial ownership of our capital stock in excess of specific ownership limits. The ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors, both as defined in our articles of incorporation. Additionally, no person may beneficially own shares of our common stock representing a 20% or more ownership interest in us. These restrictions are intended to ensure our compliance with the terms of our licenses with the BCBSA. Our articles of incorporation prohibit ownership of our capital stock beyond these ownership limits without prior approval of a majority of our continuing directors (as defined in our articles of incorporation). In addition, as discussed above in the risk factor describing our license agreements with the BCBSA, such license agreements are subject to termination upon a change of control and re-establishment fees would be imposed upon termination of the license agreements.

Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider in their best interests. In particular, our articles of incorporation and bylaws: permit our Board of Directors to issue one or more series of preferred stock; divide our Board of Directors into three classes serving staggered three-year terms (which is required by our license agreement with the BCBSA); restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; impose restrictions on shareholders’ ability to amend our articles of incorporation and bylaws; and prohibit shareholders from amending our bylaws.

We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	a significant failure of our internal control over financial reporting;

•	failure of our prevention and control systems related to employee compliance with internal polices, including data security;

•	provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;

•	failure to protect our proprietary information; and

•	failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We have set forth below a summary of our principal office space (locations greater than 100,000 square feet).

Location	Amount (Square Feet) of Building Owned or Leased and Occupied by WellPoint	Principal Usage
220 Virginia Ave., Indianapolis, IN1	557,000	Operations
21555 Oxnard St., Woodland Hills, CA1	421,000	Operations
370 Basset Rd., North Haven, CT1	418,000	Operations
11 Corporate Woods, Albany, NY1	375,000	Operations
1831 Chestnut St., St. Louis, MO	312,000	Operations
DCS, 2015 Staples Mill Rd., Richmond, VA	295,000	Operations
700 Broadway, Denver, CO	285,000	Operations
3350 Peachtree Rd., Atlanta, GA1	272,000	Operations
9901 Linn Station Rd., Louisville, KY1	255,000	Operations
DCN, 2015 Staples Mill Rd., Richmond, VA	249,000	Operations
13550 Triton Office Park Blvd., Louisville, KY1	234,000	Operations
4241 Irwin Simpson Rd., Mason, OH1	224,000	Operations
15 MetroTech Center, Brooklyn, NY1	217,000	Operations
4361 Irwin Simpson Rd., Mason, OH	213,000	Operations
2000 & 2100 Corporate Center Drive, Newbury Park, CA1	211,000	Operations
2 Gannett Dr., South Portland, ME	208,000	Operations
400 S. Salina St., Syracuse, NY1	203,000	Operations
120 Monument Circle, Indianapolis, IN1	202,000	Principal executive offices
2221 Edward Holland Drive, Richmond, VA1	193,000	Operations
8115-8125 Knue Road, Indianapolis, IN1	184,000	Operations
3000 Goff Falls Rd., Manchester, NH1	180,000	Operations
6740 N. High St., Worthington, OH	178,000	Operations
85 Crystal Run, Middletown, NY1	173,000	Operations
1351 Wm. Howard Taft, Cincinnati, OH	167,000	Operations
6737 West Washington St., West Allis, WI1	159,000	Operations
5151-5155 Camino Ruiz, Camarillo, CA1	149,000	Operations
2357 Warm Springs Rd., Columbus, GA	147,000	Operations
233 S. Wacker Drive, Chicago, IL1	143,000	Operations
602 S. Jefferson St., Roanoke, VA	131,000	Operations
2825 West Perimeter Road, Indianapolis, IN1	126,000	Operations
4553 La Tienda Drive, Thousand Oaks, CA1	120,000	Operations
3 Huntington Quadrangle, Melville, NY1	110,000	Operations

[1]	Leased property

Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield

Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and is not affected by the prior settlement between us and plaintiffs. The Love Litigation alleges that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCBSA, announced a settlement of the Love Litigation. The Court granted preliminary approval on May 31, 2007. A hearing was held on November 14, 2007 to consider final approval. The settlement will not have a material effect on our consolidated financial position or results of operations.

Prior to WHN’s acquisition of the group benefit operations, or GBO of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We are currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm and John Hancock filed an Application to Vacate the arbitration rulings, which are currently pending in federal court. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H, both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007, the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0 million. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws. While the outcome is currently unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in mediation or arbitration. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded. An amended complaint was recently filed adding the California Medical Association along with the California Hospital Association as new plaintiffs in the suit. We deny any wrongdoing and intend to vigorously defend these proceedings. While the outcome is currently unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

Other Contingencies

From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers generally, exclude certain health care services from coverage under our HMO, PPO and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business transacted, arising out of our operations and our 2001 demutualization, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP”. On February 12, 2008, the closing price on the NYSE was $75.88. As of February 12, 2008, there were 124,373 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2007
First Quarter	$84.15	$73.88
Second Quarter	86.25	77.98
Third Quarter	83.55	72.90
Fourth Quarter	89.95	75.08

2006
First Quarter	$80.37	$71.62
Second Quarter	77.70	65.50
Third Quarter	79.93	72.12
Fourth Quarter	79.07	70.15

Dividends

No cash dividends have been paid on our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. In addition, we are a holding company whose primary assets are 100% of the capital stock or other equity instrument of Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC and Arcus Financial Holding Corp. Our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our insurance subsidiaries. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2007 to October 31, 2007	7,766,644	$78.85	7,764,775	$1,512.3
November 1, 2007 to November 30, 2007	8,121,478	79.85	8,120,149	863.9
December 1, 2007 to December 31, 2007	6,654,295	85.88	6,583,933	4,298.4

	22,542,417		22,468,857

[1]

Total number of shares purchased includes 73,560 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2007, our Board of Directors authorized increases of $9.5 billion in our stock repurchase program, resulting in a total amount available for repurchases in 2007 and thereafter of $10.4 billion, which includes $949.8 million of authorization remaining unused at December 31, 2006. During the year ended December 31, 2007, we repurchased approximately 76.9 million shares at a cost of $6.2 billion under the program. Therefore, remaining authorization under the program was $4.3 billion as of December 31, 2007.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2002 through December 31, 2007, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) (ii) the Morgan Stanley Healthcare Payor Index (the “MS Healthcare Payor Index”) and (iii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2002 in each of our common stock, the S&P 500 Index, the MS Healthcare Payor

Index and the S&P Managed Health Care Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from D.F. King & Co., Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	December 31,
	2002	2003	2004	2005	2006	2007
WelPoint, Inc.	$100	$119	$183	$254	$250	$279
S&P 500 Index	$100	$129	$143	$150	$173	$183
MS Healthcare Payor Index[1]	$100	$144	$218	$311	$292	$335
S&P Managed Health Care Index[1]	$100	$141	$216	$308	$288	$333

*	Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested
[1]

We have selected the S&P Managed Health Care Index to replace the MS Healthcare Payor Index because the new index is more readily available. We have included both the new and old index in the chart above.

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2007. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	As of and for the Years Ended December 31
	2007[1]	2006	2005[1]	2004[1]	2003
(In millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2,3]	$60,122.0	$56,160.4	$43,991.2	$20,398.3	$16,457.0
Total revenue[3]	61,134.3	57,038.8	44,614.1	20,752.5	16,751.3
Net income	3,345.4	3,094.9	2,463.8	960.1	774.3

Per Share Data
Basic net income per share	$5.64	$4.93	$4.03	$3.15	$2.80
Diluted net income per share	5.56	4.82	3.94	3.05	2.73

Other Data (unaudited)
Benefit expense ratio[3,4]	82.4%	81.2%	80.1%	81.6%	80.5%
Selling, general and administrative expense ratio[3,4]	14.5%	15.7%	16.5%	17.0%	18.8%
Income before income taxes as a percentage of total revenue	8.6%	8.6%	8.7%	7.0%	7.2%
Net income as a percentage of total revenue	5.5%	5.4%	5.5%	4.6%	4.6%
Medical membership (In thousands)	34,809	34,101	33,856	27,728	11,927

Balance Sheet Data
Cash and investments[3]	$21,249.8	$20,812.2	$20,336.0	$15,792.2	$7,478.2
Total assets[3]	52,060.0	51,574.9	51,123.9	39,663.3	13,408.9
Long-term debt[3]	9,023.5	6,493.2	6,324.7	4,289.5	1,662.8
Total liabilities[3]	29,069.6	26,999.1	26,130.8	20,204.3	7,409.0
Total shareholders’ equity	22,990.4	24,575.8	24,993.1	19,459.0	5,999.9

[1]

The net assets for WellChoice, Inc. and the net assets of and results of operations for Imaging Management Holdings, LLC; Lumenos, Inc.; and WellPoint Health Networks Inc. are included from their respective acquisition dates of December 28, 2005 (effective December 31, 2005 for accounting purposes), August 1, 2007, June 9, 2005, and November 30, 2004.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—December 31, 2007 Compared to December 31, 2006

V.	Cost of Care

VI.	Results of Operations—Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

VII.	Membership—December 31, 2006 Compared to December 31, 2005

VIII.	Results of Operations—Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

I.     Executive Summary

We are the largest health benefits company in terms of commercial membership in the United States, serving 34.8 million medical members as of December 31, 2007. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the year ended December 31, 2007 was $60.1 billion, an increase of $4.0 billion, or 7%, over the year ended December 31, 2006. Operating revenue increases were primarily driven by premium rate increases in Local Group, growth in our State Sponsored business primarily due to the addition of five new states between the third quarter of 2006 and the first quarter of 2007, growth of our Medicare Advantage products and increased reimbursement in the Federal Employee Program, or FEP.

Our fully-diluted earnings per share, or EPS, was $5.56 for the year ended December 31, 2007, which included $0.01 per share from net realized investment gains, and was a 15% increase over the EPS of $4.82 for the year ended December 31, 2006, which included $0.04 per share in tax benefits resulting from a change in state tax apportionment factors. Net income for the year ended December 31, 2007 was $3.3 billion, an 8% increase over the year ended December 31, 2006.

Operating cash flow for the year ended December 31, 2007 was $4.3 billion, or 1.3 times net income. Operating cash flow for the year ended December 31, 2006 was $4.0 billion, or 1.3 times net income. The increase in operating cash flow from 2006 was driven primarily by higher net income in 2007.

We have successfully executed our strategy to deliver on our long-term goal of achieving at least 15% growth in EPS. We have accomplished this by focusing on profitable enrollment growth with innovative product offerings, pricing with discipline, implementing initiatives to optimize the cost of care, continuing to leverage administrative costs over a larger membership base, further penetrating our specialty businesses and by using our cash flow effectively, including share repurchases.

We intend to continue expanding through a combination of organic growth, strategic acquisitions and capital transactions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of the additional economies of scale provided by increased overall membership as well as providing us access to new and evolving technologies and products. In addition, we believe geographic diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

II.     Overview

We revised our reportable segments during the first quarter of 2007 consistent with changes made to our organizational structure, which reflected how the chief operating decision maker evaluated the performance of the business beginning January 1, 2007. Segment disclosures for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

Through December 31, 2007, we managed our operations through three reportable segments: Consumer and Commercial Business, or CCB; Specialty, Senior and State Sponsored Business, or 4SB; and Other.

Our CCB segment includes business units which offer similar products and services, including commercial accounts and individual programs. CCB offers a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans. CCB also offers a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products. Additionally, CCB provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our 4SB segment is comprised of businesses providing health and specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. 4SB also provides network rental and medical management services to workers compensation carriers.

The Other segment includes results from our Federal Government Solutions, or FGS, business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. FGS business includes FEP and National Government Services, Inc. (which name changed from AdminaStar Federal, Inc. effective November 17, 2006), or NGS, which acts as a Medicare contractor in several regions across the nation.

On October 2, 2007, we announced a new organizational structure with new strategic business units: a Commercial Business unit and a Consumer Business unit that service different customer types (see Membership in this MD&A for a definition of our customer types discussed below). The Commercial Business unit includes Local Group customers, National Accounts, UniCare and Specialty business operations (dental, vision, life and disability and workers’ compensation). The Consumer Business unit includes Senior, State Sponsored and Individual business. In addition, a new Comprehensive Health Solutions Business unit brings together our resources focused on optimizing the quality of health care and the cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our FGS business includes FEP and NGS, which acts as a Medicare contractor. This simplified, customer-focused structure builds on the strength of our commercial and consumer businesses, and will create additional opportunities for cross-selling medical and specialty products. These changes also emphasize our comprehensive approach to improving the quality, transparency and cost of health care for all of our customers. Our chief operating decision maker will assess performance under this new structure effective January 1, 2008 and, accordingly, we expect to revise our reportable segments in the first quarter of 2008. See Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

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

Our selling expense consists of external broker commission expenses, and generally varies with premium volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus associate compensation expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our PBM and specialty pharmacy companies. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM companies, as well as cost changes, driven by prices set by pharmaceutical companies and mix of drugs sold.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs. Several economic factors related to health care costs, such as regulatory mandates of coverage, technological advancements and the advancement in the delivery of medical services, as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 included in this Form 10-K.

III.     Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act, as amended. During the year ended December 31, 2007, our Board of Directors authorized increases of $9.5 billion in our stock repurchase program, resulting in a total amount available for repurchases in 2007 and thereafter of $10.4 billion, which included $0.95 billion of authorization remaining unused at December 31, 2006. During the year ended December 31, 2007, we repurchased and retired approximately 76.9 million shares at an average share price of $79.99, for an aggregate cost of $6.2 billion. Therefore, as of December 31, 2007, $4.3 billion remained authorized for future repurchases. Subsequent to December 31, 2007, we repurchased and retired approximately 15.0 million shares for an aggregate cost of approximately $1.2 billion, leaving approximately $3.1 billion for authorized future repurchases at February 12, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

Acquisition of Imaging Management Holdings, LLC

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, or IMH, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company and provides services to us as well as other customers nationwide, including nine other Blue Cross and Blue Shield licensees. The acquisition supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. The purchase price for the acquisition was approximately $300.0 million in cash.

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

Multi-District Litigation Settlement Agreement

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the Multi-District Litigation Settlement Agreement, or the MDL Agreement, we agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, we paid $61.3 million in legal fees, including interest, on October 6, 2006. As a result of the MDL

Agreement, we incurred a pre-tax expense of $103.0 million during the year ended December 31, 2005, or $0.10 EPS, which represented the final settlement amount of the MDL Agreement that was not previously accrued. Appeals of the settlement initially filed by certain physicians were resolved and final cash payments under the agreement totaling $209.5 million, including accrued interest, were made on October 5 and 6, 2006.

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

IV.    Membership—December 31, 2007 Compared to December 31, 2006

Our customer type definitions were revised in the first quarter of 2007 to be consistent with how we managed our business effective January 1, 2007. Prior periods have been reclassified to conform to the 2007 presentation. As of December 31, 2007, our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State Sponsored and FEP.

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

•

National Accounts customers are generally multi-state employer groups primarily headquartered in a WellPoint service area with 1,000 or more eligible employees, with at least 5% of eligible employees located outside of the headquarter’s state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

•	BlueCard host members represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home” plan). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per month.

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

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain most or all of the financial risk associated with their employees’ health care costs. Some self-funded customers choose to purchase stop-loss coverage to limit their retained risk.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2007 and 2006. Also included below are key metrics from our Specialty business, including prescription volume for our PBM companies and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	December 31
	2007	2006	Change	% Change
(In thousands)
Medical Membership
Customer Type
Local Group	16,663	16,766	(103)	(1)%
Individual	2,390	2,488	(98)	(4)

National Accounts[1]	6,389	6,136	253	4
BlueCard	4,563	4,279	284	7

Total National	10,952	10,415	537	5

Senior	1,250	1,193	57	5
State Sponsored	2,174	1,882	292	16
FEP	1,380	1,357	23	2

Total medical membership by customer type	34,809	34,101	708	2

Funding Arrangement
Self-Funded	17,737	16,745	992	6
Fully-Insured	17,072	17,356	(284)	(2)

Total medical membership by funding arrangement	34,809	34,101	708	2

Reportable Segment
Commercial and Consumer Business	30,005	29,669	336	1
Specialty, Senior and State Sponsored	3,424	3,075	349	11
Other	1,380	1,357	23	2

Total medical membership by reportable segment	34,809	34,101	708	2

Specialty Metrics
PBM prescription volume[2]	391,480	392,668	(1,188)	—
Behavioral health membership	20,230	16,937	3,293	19
Life and disability membership	5,598	5,970	(372)	(6)
Dental membership	5,014	5,270	(256)	(5)
Vision membership	2,401	1,536	865	56
Medicare Part D membership[3]	1,614	1,568	46	3

[1]

Effective January 1, 2007, we revised our definition of a National Account to include multi-state employers primarily headquartered in our service area with 1,000 or more eligible employees, of which at least 5% or more are located in a service area outside of the headquarter state. Previously a National Account was defined as a multi-state employer with 5,000 or more eligible employees.

[2]	Represents prescription volume for the years ended December 31, 2007 and 2006.
[3]

Membership includes auto-assigned, stand-alone, Medicare Advantage, group waiver and external PBM members with the prescription drug plans. Certain of our Medicare Part D members are also Senior medical members.

During the twelve months ended December 31, 2007, total medical membership increased approximately 708,000, or 2%, primarily due to increases in National, including BlueCard, and State Sponsored business partially offset by declines in Local Group and Individual membership.

Self-funded medical membership increased 992,000, or 6%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales and in-group growth, BlueCard growth and the conversion of 144,000 members from the Connecticut Medicaid managed care program from fully-insured to self-funded during the fourth quarter of 2007.

Fully-insured membership decreased 284,000, or 2%, primarily due to Local Group decreases, including conversions to self-funded arrangements and in-group changes, as well as due to the conversion of the Connecticut Medicaid managed care program from fully-insured to self-funded. These decreases were partially offset by increases in State Sponsored business, whose growth was driven by the addition of two new states during 2007 and growth in existing markets.

Local Group membership decreased 103,000, or 1%, primarily driven by lapses and unfavorable in-group change in our non-BCBSA branded business.

Individual membership decreased 98,000, or 4%, due to decreases in certain BCBSA-branded regions as well as in UniCare due to competitive pricing pressures and competitive broker compensation programs in certain regions.

National Accounts membership increased 253,000, or 4%, primarily driven by in-group growth and additional sales as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks, wellness and care management programs and a broad and innovative product portfolio.

BlueCard membership increased 284,000, or 7%, representing increased sales and corresponding claims by non-affiliated BCBSA licensees’ accounts with members who reside in or travel to our licensed area.

Senior membership increased 57,000, or 5%, driven by growth in Medicare Advantage membership, partially offset by a slight decline in Medicare Supplement membership.

State Sponsored membership increased 292,000, or 16%, primarily due to the addition of 172,000 new members in two new states during 2007, as well as growth in existing programs.

Our specialty metrics are derived from membership and activity from our specialty products. These products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership. Prescription volume in our PBM companies decreased slightly by 1,188,000, primarily due to lower non-Part D utilization in our retail and mail-order PBM, partially offset by higher Part D utilization.

Behavioral health membership increased 3,293,000, or 19%, primarily due to the conversion of 2,882,000 members from a third-party vendor in April 2007 and growth in membership due to new sales of our behavioral health products.

Life and disability membership decreased 372,000, or 6%, primarily due to a general decrease in both life and accidental death and disability membership, as well as membership changes at a large automotive customer.

Dental membership decreased 256,000, or 5%, primarily due to the loss of the dental component within one of our State Sponsored plans and lapses due to a very competitive environment.

Vision membership increased 865,000, or 56%, primarily due to the conversion of members over the last twelve months from a competing plan in Virginia to our Blue View Vision product as well as general growth of this new product.

Medicare Part D membership increased 46,000, or 3%, primarily due to growth in the Medicare Part D benefit component of our Medicare Advantage products.

V.     Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended December 31, 2007 for our Local Group and Individual fully-insured businesses only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the twelve months ended December 31, 2007, our aggregate 2007 cost of care trend was less than 8%.

Overall, our medical cost trend continues to be driven by unit costs. Inpatient hospital trend is in the mid-single digit range and is related to increases in cost per admission. Cost per admission is higher, due in part to the greater intensity of inpatient services as less intensive services are performed outpatient. Other drivers include negotiated rate increases with hospitals. However, we have noticed a slowing of the cost per admission trend in the latter part of 2007 due to our re-contracting and clinical management efforts. Utilization (admissions per 1,000 members) has been flat, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly. Cost trend increases for outpatient services are in the upper-single digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. The increases are primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. We are continuing to develop plan designs to encourage appropriate utilization of outpatient services and we are seeing the positive impact of our expanding radiology management programs on our outpatient trends. These programs are designed to ensure appropriate use of radiology services by our members. On August 1, 2007, we completed our acquisition of AIM. Incorporating their technology will allow us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need. Physician services trend is in the mid-single digit range and is about 65% cost driven and 35% utilization. Fee schedule changes are one of the drivers of these trends. We are collaborating with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend is in the upper-single digit range and is 60% unit cost (cost per prescription) related and 40% utilization (prescriptions per member per year) driven. The increased use of specialty drugs and higher mail order volume by our members were primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. In October 2007, we announced the opening of our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana, which manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, lower utilization resulting from higher mail order volume, benefit plan design changes, and improved pharmaceutical contracting. Higher mail order volume contributes to a lower number of prescriptions as one mail order prescription is filled for a 90 day supply versus three 30 day retail prescriptions.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We continue to expand 360º Health, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource that assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. In addition, we are expanding our specialty pharmacy programs and continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.    Results of Operations—Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our consolidated results of operations for the years ended December 31, 2007 and 2006 are discussed in the following section.

	Year Ended December 31		$ Change	% Change
	2007	2006
(In millions, except per share data)
Premiums	$55,865.0	$51,971.9	$3,893.1	7%
Administrative fees	3,674.6	3,595.4	79.2	2
Other revenue	582.4	593.1	(10.7)	(2)

Total operating revenue	60,122.0	56,160.4	3,961.6	7
Net investment income	1,001.1	878.7	122.4	14
Net realized gains (losses) on investments	11.2	(0.3)	11.5	NM	[1]

Total revenues	61,134.3	57,038.8	4,095.5	7
Benefit expense	46,036.1	42,191.4	3,844.7	9
Selling, general and administrative expense:
Selling expense	1,716.8	1,654.5	62.3	4
General and administrative expense	6,984.7	7,163.2	(178.5)	(2)

Total selling, general and administrative expense	8,701.5	8,817.7	(116.2)	(1)
Cost of drugs	400.2	414.4	(14.2)	(3)
Interest expense	447.9	403.5	44.4	11
Amortization of other intangible assets	290.7	297.4	(6.7)	(2)

Total expenses	55,876.4	52,124.4	3,752.0	7

Income before income tax expense	5,257.9	4,914.4	343.5	7
Income tax expense	1,912.5	1,819.5	93.0	5

Net income	$3,345.4	$3,094.9	$250.5	8

Average diluted shares outstanding	602.0	642.1	(40.1)	(6)%
Diluted net income per share	$5.56	$4.82	$0.74	15%
Benefit expense ratio[2]	82.4%	81.2%		120	bp3
Selling, general and administrative expense ratio[4]	14.5%	15.7%		(120	)bp3
Income before income taxes as a percentage of total revenue	8.6%	8.6%		0	bp3
Net income as a percentage of total revenue	5.5%	5.4%		10	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $3.9 billion, or 7%, to $55.9 billion in 2007, driven by premium rate increases in Local Group, growth in our State Sponsored business primarily due to the addition of five new states between the third quarter of 2006 and the first quarter of 2007, growth in Medicare Advantage business and increased reimbursement in FEP.

Administrative fees increased $79.2 million, or 2%, to $3.7 billion in 2007, primarily due to self-funded membership growth in National, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the success of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our CCB and 4SB segments and third party clients. Other revenue decreased $10.7 million, or 2%, to $582.4 million in 2007, primarily due to decreased prescription volume from third party customers in our mail-order PBM business, partially offset by continued growth in specialty pharmacy prescription volume.

Net investment income increased $122.4 million, or 14%, to $1.0 billion in 2007 primarily resulting from higher yields and growth in invested assets driven by reinvestments of cash generated from operations. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the years ended December 31, 2007 and 2006 is as follows:

	Years Ended December 31
	2007	2006	$ Change
(In millions)
Net realized gains (losses) from the sale of fixed maturity securities	$11.5	$(47.9)	$59.4
Net realized gains from the sale of equity securities	254.2	98.5	155.7
Other-than-temporary impairments—credit related	(113.4)	(32.5)	(80.9)
Other-than-temporary impairments—interest rate related	(146.3)	(23.7)	(122.6)
Other realized gains	5.2	5.3	(0.1)

Net realized gains (losses)	$11.2	$(0.3)	$11.5

Net realized gains on investments in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of fixed maturity securities due to rising interest rates and impairments of equity securities. See Critical Accounting Policies and Estimates in this MD&A for a discussion of our investment impairment review process.

Net realized losses on investments in 2006 related primarily to the sale of fixed maturity securities at a loss and other-than-temporary impairments, partially offset by the sale of equity securities at a gain.

Benefit expense increased $3.8 billion, or 9%, to $46.0 billion in 2007, primarily due to higher cost in the 4SB segment and medical cost trend in the CCB segment. Benefit expense for the 4SB segment increased primarily due to growth in State Sponsored business with the addition of five new states between the third quarter of 2006 and the first quarter of 2007, as well as growth in our Medicare Advantage business. Benefit expense in the CCB segment increased primarily due to medical cost trend in Local Group business. Lastly, continued increased trend in FEP business resulted in higher benefit expense, for which we are reimbursed for the cost plus a fee.

Our benefit expense ratio increased 120 basis points to 82.4% in 2007, primarily related to the medical business of the 4SB segment and, to a lesser extent, the CCB segment, including a business mix shift resulting from a decline in Individual membership. The increase in 4SB’s benefit expense ratio resulted from higher trend in State Sponsored business and Medicare Advantage. The benefit expense ratio of State Sponsored business was unfavorably impacted by a higher benefit expense ratio in the Ohio Covered Families & Children’s Medicaid program and the Connecticut Medicaid program in 2007 compared to the prior year. In January 2008, we notified the state of Ohio that we will terminate participation in the Ohio Medicaid program by March 31, 2008 as we were unable to reach an agreement to service these members in a financially responsible manner. In addition, the Connecticut Medicaid program was fully-insured through November 30, 2007 and converted to self-funded business effective December 1, 2007. The current self-funded arrangement with the Connecticut Medicaid program will expire on March 31, 2008 and we are in negotiations with the state on extending the contract.

Selling, general and administrative expense decreased $116.2 million, or 1%, to $8.7 billion, primarily due to lower salary and benefit costs including performance-based incentive compensation, partially offset by higher costs associated with growth of our business. Our selling, general and administrative expense ratio decreased 120 basis points to 14.5%. This decrease in our selling, general and administrative expense ratio was primarily due to growth in operating revenue and further leveraging of general and administrative costs over a larger membership base.

Cost of drugs decreased $14.2 million, or 3%, to $400.2 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs, partially offset by higher specialty pharmacy prescription volume.

Interest expense increased $44.4 million, or 11%, to $447.9 million in 2007, primarily due to the issuance of approximately $2.0 billion of long-term debt in 2007.

Amortization of other intangible assets decreased $6.7 million, or 2%, to $290.7 million in 2007, primarily due to certain intangibles amortizing on an accelerated amortization schedule over their estimated life, which resulted in greater expense in earlier periods.

Income tax expense increased $93.0 million, or 5%, to $1.9 billion in 2007. The effective tax rate declined 60 basis points to 36.4% in 2007. The 2006 effective tax rate of 37.0% included a reduction of 60 basis points due to a $28.0 million tax benefit that was recognized in 2006 resulting from lower effective state tax rates. In addition, the 2007 effective tax rate was favorably impacted by various tax settlements.

Our net income as a percentage of total revenue was 5.5% in 2007 compared to 5.4% in 2006, which reflects a combination of all of the factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments. Effective January 1, 2007 through December 31, 2007, and in accordance with FAS 131, our reportable segments were CCB, 4SB and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 19 to our audited consolidated financial statements included in this Form 10-K. The discussions of segment results for the years ended December 31, 2007 and 2006 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 have been reclassified to conform to the 2007 presentation.

CCB

Our CCB segment’s summarized results of operations for the year ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue	$42,122.0	$40,602.6	$1,519.4	4%
Operating gain	$3,999.7	$3,679.5	$320.2	9%
Operating margin	9.5%	9.1%		40	bp

Operating revenue increased $1.5 billion, or 4%, to $42.1 billion in 2007, primarily due to premium rate increases across all lines of business, partially offset by membership declines in Local Group and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $320.2 million, or 9%, to $4.0 billion in 2007 driven by disciplined pricing as operating revenue growth outpaced increased benefit expense, primarily in Local Group. In addition, selling, general and administrative expense decreased in 2007 driven by lower performance-based incentive compensation.

The operating margin in 2007 was 9.5%, a 40 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

4SB

Our 4SB segment’s summarized results of operations for the year ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue	$13,715.4	$11,553.1	$2,162.3	19%
Operating gain	$972.3	$1,117.0	$(144.7)	(13)%
Operating margin	7.1%	9.7%		(260	)bp

Operating revenue increased $2.2 billion, or 19%, to $13.7 billion in 2007, primarily due to growth in State Sponsored business including the addition of five new states between the third quarter of 2006 and the first quarter of 2007, growth in Medicare Advantage and growth in Medicare Part D.

Operating gain decreased $144.7 million, or 13%, to $972.3 million in 2007, primarily due to deterioration in the performance of the State Sponsored business and lower profitability in Medicare Supplement, partially offset by growth in our PBM business. The deterioration in the performance of State Sponsored business was driven by our Medicaid contracts in Connecticut and Ohio, as discussed above. The decline in profitability of our Medicare Supplement products was primarily due to the aging of our member population in that business.

The operating margin in 2007 was 7.1%, a 260 basis point decrease primarily due to the factors discussed in the preceding two paragraphs coupled with a continuing shift in business mix, which includes growth in lower-margin State Sponsored business.

Other

Our summarized results of operations for our Other segment for the year ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31
	2007	2006	$ Change	% Change
(In millions)
Operating revenue from external customers	$5,985.2	$5,441.8	543.4	10%
Elimination of intersegment revenue	(1,700.6)	(1,437.1)	(263.5)	(18)%

Total operating revenue	$4,284.6	$4,004.7	$279.9	7%

Operating gain (loss)	$12.2	$(59.6)	$71.8	NM

Operating revenue from external customers increased $543.4 million, or 10%, to $6.0 billion in 2007, primarily due to higher premiums in FEP business. The elimination of intersegment revenue increased $263.5 million, or 18%, in 2007, primarily reflecting additional sales of pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating gain was $12.2 million in 2007, an increase of $71.8 million over the operating loss of $59.6 million in 2006. This increase was primarily driven by the non-recurrence of retention bonuses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc. along with improved operating gain of our FEP business.

VII.    Membership—December 31, 2006 Compared to December 31, 2005

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2006 and 2005. Also included below are key metrics from our Specialty business, including prescription volume for our PBM companies and membership by product. The membership data presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	December 31
	2006[1]	2005[1]	Change	% Change
(In thousands)
Medical Membership
Customer Type
Local Group	16,766	17,274	(508)	(3)%
Individual	2,488	2,526	(38)	(2)

National Accounts	6,136	5,632	504	9
BlueCard	4,279	3,915	364	9

Total National	10,415	9,547	868	9
Senior	1,193	1,174	19	2
State Sponsored	1,882	1,990	(108)	(5)
FEP	1,357	1,345	12	1

Total medical membership by customer type	34,101	33,856	245	1

Funding Arrangement[1]
Self-Funded	16,745	16,584	161	1
Fully-Insured	17,356	17,272	84	—

Total medical membership by funding arrangement	34,101	33,856	245	1

Reportable Segment
Commercial and Consumer Business	29,669	29,347	322	1
Specialty, Senior and State Sponsored	3,075	3,164	(89)	(3)
Other	1,357	1,345	12	1

Total medical membership by reportable segment	34,101	33,856	245	1

Specialty Metrics
PBM prescription volume[2]	392,668	344,621	48,047	14
Behavioral health membership	16,937	15,669	1,268	8
Life and disability membership	5,970	5,826	144	2
Dental membership	5,270	5,195	75	1
Vision membership	1,536	816	720	88
Medicare Part D membership[3]	1,568	—	1,568	NA

[1]

Medical membership data for 2006 and 2005 has been reclassified to conform to the 2007 presentation. Our reclassifications for minimum premium amendments to fully-insured contracts resulted in an increase in self-funded membership and a corresponding decrease in fully-insured membership in the 2005 information, with no impact on total medical membership. Effective January 1, 2007, we revised our definition of a National Account to include multi-state employers primarily headquartered in our service area with 1,000 or more eligible employees, of which at least 5% or more are located in a service area outside of the headquarter state.

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

During the twelve months ended December 31, 2006, total medical membership increased approximately 245,000, or 1%, primarily due to increases in our National Accounts and BlueCard partially offset by the loss of 315,000 Local Group members in the state of Georgia, as well as approximately 95,000 members of another Local Group account, which was previously disclosed. Also, in December 2006, our ownership of a joint venture in Puerto Rico changed from a 50 percent ownership of a Medicaid managed care subsidiary to a smaller percentage in the joint venture’s parent company. Accordingly, we no longer include the 222,000 members related to this investment in our reported enrollment.

Local Group membership decreased 508,000, or 3%, primarily due to the loss of the state of Georgia PPO contract and the other Local Group account previously disclosed, partially offset by new sales.

National Accounts membership increased 504,000, or 9%, primarily due to success in attracting new customers as they recognize the value of the BCBS networks and discounts.

BlueCard membership increased 364,000, or 9%, during the twelve months ended December 31, 2006, due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

State Sponsored membership decreased 108,000, or 5%, primarily due to the membership accounting change related to our Puerto Rico joint venture investment discussed above. Partially offsetting this 222,000 member decrease, we added 68,000 new members from the acquisition of QualChoice Select, Inc. and won new business in five states in 2006 due to our comprehensive array of health management services we make available to the nation’s Medicaid recipients.

Self-funded medical membership increased 161,000, or 1%, primarily due to increases in our National Accounts and BlueCard businesses and shifts in the mix of business from fully-insured to self-funded, partially offset by the loss of the state of Georgia PPO contract and the other Local Group contract noted above, as well as the impact of the Puerto Rico joint venture membership accounting change. Fully-insured membership increased by 84,000 members, primarily due to the August 1, 2006 acquisition of QualChoice Select, Inc.

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

VIII.    Results of Operations—Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Our consolidated results of operations for the years ended December 31, 2006 and 2005 are discussed in the following section.

	Year Ended December 31		% Change		Comparable Basis[1,2] Year Ended December 31, 2005		$ Change			% Change
	2006	2005
(In millions, except per share data)
Premiums	$51,971.9	$40,680.0	28%		$46,531.1			$5,440.8		12%
Administrative fees	3,595.4	2,792.0	29		3,397.8			197.6		6
Other revenue	593.1	519.2	14		518.2			74.9		14

Total operating revenue	56,160.4	43,991.2	28		50,447.1			5,713.3		11
Net investment income	878.7	633.1	39		718.7			NM	[3]	NM	[3]
Net realized losses on investments	(0.3)	(10.2)	(97)		(5.4)			NM	[3]	NM	[3]

Total revenues	57,038.8	44,614.1	28		51,160.4			NM	[3]	NM	[3]
Benefit expense	42,191.4	32,598.8	29		37,649.6			4,541.8		12
Selling, general and administrative expense:
Selling expense	1,654.5	1,474.2	12		1,549.6			104.9		7
General and administrative expense	7,163.2	5,798.5	24		6,770.0			393.2		6

Total selling, general and administrative expense	8,817.7	7,272.7	21		8,319.6			498.1		6
Cost of drugs	414.4	387.2	7		387.2			NM	[3]	NM	[3]
Interest expense	403.5	226.2	78		226.2			NM	[3]	NM	[3]
Amortization of other intangible assets	297.4	238.9	24		238.9			NM	[3]	NM	[3]

Total expenses	52,124.4	40,723.8	28		46,821.5			NM	[3]	NM	[3]

Income before income tax expense	4,914.4	3,890.3	26		4,338.9			NM	[3]	NM	[3]
Income tax expense	1,819.5	1,426.5	28		1,604.9			NM	[3]	NM	[3]

Net income	$3,094.9	$2,463.8	26		$2,734.0		$	NM	[3]	NM	[3]

Average diluted shares outstanding	642.1	625.8	3		NM	[3]		NM	[3]	NM	[3]
Diluted net income per share	$4.82	$3.94	22		NM	[3]		NM	[3]	NM	[3]
Benefit expense ratio[4]	81.2%	80.1%	110	bp5	80.9%					30	bp5
Selling, general and administrative expense ratio[6]	15.7%	16.5%	(80	)bp5	16.5%					(80	)bp5
Income before income taxes as a percentage of total revenue	8.6%	8.7%	(10	)bp5	NM	[3]				NM	[3]
Net income as a percentage of total revenue	5.4%	5.5%	(10	)bp5	NM	[3]				NM	[3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	See below for discussion of “comparable basis” information.
[2]	For certain line items impacted by our acquisition of WellChoice, comparable basis is not meaningful due to related capitalization and purchase accounting.
[3]	NM = Not meaningful.

[4]	Benefit expense ratio = Benefit expense ÷ Premiums.
[5]	bp = basis point; one hundred basis points = 1%.
[6]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

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

	Year Ended December 31, 2005
	WellPoint, Inc.			WellChoice, Inc.			WellPoint, Inc. Comparable Basis
	As Reported	Reclassifications[1]	Reclassified	As Reported	Reclassifications[1]	Reclassified
(In millions)
Premiums	$41,216.7	$(536.7)	$40,680.0	$5,862.4	$(11.3)	$5,851.1	$46,531.1
Administrative fees	2,729.9	62.1	2,792.0	561.5	44.3	605.8	3,397.8
Other revenue (expense)	566.5	(47.3)	519.2	(1.0)	—	(1.0)	518.2

Total operating revenue	44,513.1	(521.9)	43,991.2	6,422.9	33.0	6,455.9	50,447.1
Net investment income	633.1	—	633.1	85.6	—	85.6	718.7
Net realized (losses) gains on investments	(10.2)	—	(10.2)	4.8	—	4.8	(5.4)

Total revenues	45,136.0	(521.9)	44,614.1	6,513.3	33.0	6,546.3	51,160.4
Benefit expense	33,219.9	(621.1)	32,598.8	5,078.4	(27.6)	5,050.8	37,649.6
Selling, general and administrative expense:
Selling expense	1,474.2	—	1,474.2	—	75.4	75.4	1,549.6
General and administrative expense	5,798.5	—	5,798.5	986.3	(14.8)	971.5	6,770.0

Total selling, general and administrative expense	7,272.7	—	7,272.7	986.3	60.6	1,046.9	8,319.6
Cost of drugs	288.0	99.2	387.2	—	—	—	387.2
Interest expense	226.2	—	226.2	—	—	—	226.2
Amortization of other intangible assets	238.9	—	238.9	—	—	—	238.9

Total expenses	41,245.7	(521.9)	40,723.8	6,064.7	33.0	6,097.7	46,821.5

Income before income tax expense	3,890.3	—	3,890.3	448.6	—	448.6	4,338.9
Income tax expense	1,426.5	—	1,426.5	178.4	—	178.4	1,604.9

Net income	$2,463.8	$—	$2,463.8	$270.2	$—	$270.2	$2,734.0

Benefit expense ratio[2]	80.6%		80.1%	86.6%		86.3%	80.9%
Selling, general and administrative expense ratio[3]	16.3%		16.5%	15.4%		16.2%	16.5%

[1]	To reflect the reclassification of certain historical amounts to a consistent presentation format.
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

The following table shows 2005 comparable basis reportable segment information, including reclassifications to the 2007 presentation:

	Year Ended December 31, 2005
	WellPoint, Inc. Reclassified[1]	WellChoice, Inc. Reclassified[1]	WellPoint, Inc. Comparable Basis
(In millions)
Operating Revenue
CCB	$32,182.7	$5,164.0	$37,346.7
4SB	8,427.6	949.0	9,376.6
Other	3,380.9	342.9	3,723.8

Total operating revenue	$43,991.2	$6,455.9	$50,447.1
Operating Gain (Loss)
CCB	$2,892.7	$289.6	$3,182.3
4SB	932.7	80.6	1,013.3
Other	(92.9)	(12.0)	(104.9)

[1]	Reflects the reclassification of certain historical amounts to a consistent presentation format, including current segment reporting.

Premiums increased $11.3 billion, or 28%, to $52.0 billion in 2006. On a comparable basis, premiums increased $5.4 billion, or 12%, primarily due to premium rate increases across all customer types, the addition of the New York state prescription drug contract and new enrollment in our Medicare Part D products.

Administrative fees increased $803.4 million, or 29%, to $3.6 billion in 2006. On a comparable basis, administrative fees increased $197.6 million, or 6%, primarily due to self-funded membership growth in National Accounts, including BlueCard, and rate increases in Local Group and National Accounts. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the popularity of the BlueCard program.

Other revenue principally includes amounts from mail-order prescription drug sales by our PBM companies, which provide services to members of our CCB and 4SB segments and third party clients. Other revenue increased $73.9 million, or 14%, to $593.1 million in 2006. On a comparable basis, other revenue increased $74.9 million, or 14%, primarily due to revenue generated by growth in mail-order prescription volume from sales to our CCB and 4SB segments and third parties. Increased mail-order prescription volume resulted from additional utilization of our PBM companies’ mail-order pharmacy option with the introduction of Medicare Part D.

Net investment income increased $245.6 million, or 39%, to $878.7 million in 2006 primarily resulting from invested assets acquired with the acquisition of WellChoice, growth in invested assets from reinvestment of cash generated from operations and higher interest rates. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized losses on investments for the years ended December 31, 2006 and 2005 is as follows:

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

On a comparable basis, our benefit expense ratio increased 30 basis points to 81.2% in 2006. This increase was primarily related to a change in business mix, primarily driven by the addition of the New York State prescription drug contract, growth in FEP and State Sponsored business, as well as the introduction of Medicare Part D. All of these products have a higher benefit expense ratio than the WellPoint average. These increases were partially offset by disciplined pricing and the non-recurrence of $35.0 million of benefit expense recorded in the second quarter of 2005 related to the multi-district litigation settlement agreement, or MDL Agreement, discussed in Significant Transactions within this MD&A.

Selling, general and administrative expense increased $1.5 billion, or 21%, to $8.8 billion in 2006. On a comparable basis, selling, general and administrative expense increased $498.1 million, or 6%. The increase in selling, general and administrative expense was primarily due to increases in volume-sensitive costs such as commissions, premium taxes and other expenses associated with growth in our business, as well as additional share-based compensation expense resulting from our January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R. See Note 12 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

On a comparable basis, our selling, general and administrative expense ratio decreased 80 basis points to 15.7% in 2006, primarily due to growth in premium income, continued expense control and further leveraging of general and administrative costs over a larger membership base. In addition, the 2005 selling, general and administrative expense ratio was negatively impacted by $68.0 million, or 10 basis points, related to the MDL Agreement.

Cost of drugs increased $27.2 million, or 7%, to $414.4 million in 2006. This increase was primarily attributable to increased mail-order prescription volume by our PBM companies, partially offset by higher utilization of generic prescription drugs.

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

Reportable Segments

The discussions of segment results for the years ended December 31, 2006 and 2005 presented below are based on operating gain and operating margin, which are calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

CCB

Our CCB segment’s summarized results of operations for the year ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31			Comparable Basis Year Ended December 31, 2005
	2006	2005	% Change		$ Change	% Change
(In millions)
Operating revenue	$40,602.6	$32,182.7	26%	$37,346.7	$3,255.9	9%
Operating gain	$3,679.5	$2,892.7	27%	$3,182.3	$497.2	16%
Operating margin	9.1%	9.0%	10bp	8.5%		60bp

Operating revenue increased $8.4 billion, or 26%, to $40.6 billion in 2006. On a comparable basis, operating revenue increased $3.3 billion, or 9%, primarily due to premium rate increases across all customer types and the addition of the New York state prescription drug contract.

Operating gain increased $786.8 million, or 27%, to $3.7 billion in 2006. On a comparable basis, operating gain increased $497.2 million, or 16%, primarily due to disciplined pricing across all lines of business and continued expense control, the non-recurrence of $97.9 million in benefit and general and administrative expense recorded in 2005 related to the MDL Agreement, as well as the addition of the New York state prescription drug contract. These increases were partially offset by the impact of increased share-based compensation expense following the adoption of FAS 123R in 2006.

The operating margin increased by 10 basis points from 9.0% in 2005 to 9.1% in 2006. On a comparable basis, operating margin increased 60 basis points in 2006. The 2006 operating margin included the impact of increased share-based compensation following the adoption of FAS 123R, as well as the impact of a business mix shift, including the addition of lower margin governmental business. The 2005 operating margin included the impact of the MDL Agreement.

4SB

Our 4SB segment’s summarized results of operations for the year ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31				Comparable Basis Year Ended December 31, 2005
	2006	2005	% Change			$ Change	% Change
(In millions)
Operating revenue	$11,553.1	$8,427.6	37%		$9,376.6	$2,176.5	23%
Operating gain	$1,117.0	$932.7	20%		$1,013.3	$103.7	10%
Operating margin	9.7%	11.1%	(140	)bp	10.8%		(110	)bp

Operating revenue increased $3.1 billion, or 37%, to $11.6 billion in 2006. On a comparable basis, operating revenue increased $2.2 billion, or 23%, primarily from increased premium revenue due to the introduction of Medicare Part D and increased prescription volume by our PBM companies including specialty pharmacy, partially offset by the sale of our workers compensation business in Wisconsin in 2005.

Operating gain increased $184.3 million, or 20%, to $1.1 billion in 2006. On a comparable basis, operating gain increased $103.7 million, or 10%, primarily due to the introduction of Medicare Part D, increased prescription volume by our PBM companies and a change in estimate in noncurrent reserves for future policy benefits following the change of experience factors for waiver of premium reserves based on a 2006 group term life mortality study. These increases were partially offset by the sale of our workers compensation business in Wisconsin in 2005.

Operating margin decreased 140 basis points from 11.1% in 2005 to 9.7% in 2006. On a comparable basis, operating margin decreased 110 basis points in 2006, primarily due to the factors discussed in the preceding paragraphs.

Other

Our summarized results of operations for our Other segment for the year ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31		% Change	Comparable Basis Year Ended December 31, 2005	$ Change	% Change
	2006	2005
(In millions)
Operating revenue from external customers	$5,441.8	$4,554.7	19%	$4,897.6	$544.2	11%
Elimination of intersegment revenue	(1,437.1)	(1,173.8)	22%	(1,173.8)	(263.3)	22%

Total operating revenue	$4,004.7	$3,380.9	18%	$3,723.8	$280.9	8%

Operating loss	$(59.6)	$(92.9)	(36)%	$(104.9)	$45.3	(43)%

Operating revenue from external customers increased $887.1 million, or 19%, to $5,441.8 million in 2006. On a comparable basis, operating revenue from external customers increased $544.2 million, or 11%, primarily due to higher premiums in FEP business. On both a reported and comparable basis, the elimination of intersegment revenue increased $263.3 million, or 22%, in 2006, reflecting additional sales of pharmacy products by our 4SB segment’s PBM companies to our CCB segment.

Operating loss decreased $33.3 million, or 36%, to $59.6 million in 2006. On a comparable basis, operating loss decreased $45.3 million, or 43%, primarily due to lower expenses related to retention bonuses and other compensation costs associated with the merger between the former Anthem, Inc. and the former WellPoint Health Networks Inc.

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2007, this liability was $5.8 billion and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $5.7 billion, of our total medical claims liability as of December 31, 2007; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $106.2 million, of the total medical claims liability as of December 31, 2007. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In our comparison of prior year, the methods and assumptions are not changed as reserves are recalculated; rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of December 31, 2007 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At December 31, 2007, the variability in months three to five was estimated to be between 50 and 120 basis points, while months six through twelve have much lower variability ranging from 20 to 40 basis points.

Over the period from December 31, 2006 to December 31, 2007, completion factors have decreased. With consideration of claim payments through December 31, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period have developed slightly lower than those used at December 31, 2006. This resulted in approximately $17.6 million of deficiency in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007. The decrease in completion factors has been taken into consideration when determining the completion factors used in establishing the December 31, 2007 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $217.0 million, in the December 31, 2007 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

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

The other major assumption used in the establishment of the December 31, 2007 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At December 31, 2007, there was a 690 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $539.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at December 31, 2007. As we look at the year-over-year claim trend for the prior period (November and December 2006) compared to the current period (November and December 2007), the trend used in our reserve models has decreased. However, claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trend assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2007, resulted in approximately $350.3 million of redundancy in the December 31, 2006 estimate and included in the statement of income for the year ended December 31, 2007.

Claim trends observed as of December 31, 2005 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2005. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the year ended December 31, 2006, resulted in approximately $504.1 million of redundancy in the December 31, 2005 estimate and included in the statement of income for the year ended December 31, 2006.

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

As summarized below, Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Years Ended December 31
	2007	2006	2005
(In millions)
Gross medical claims payable, beginning of period	$5,290.3	$4,853.4	$4,134.0
Ceded medical claims payable, beginning of period	(51.0)	(27.7)	(31.9)

Net medical claims payable, beginning of period	5,239.3	4,825.7	4,102.1

Business combinations and purchase adjustments	15.2	(6.4)	784.5
Net incurred medical claims:
Current year	46,366.2	42,613.2	32,865.6
Prior years (redundancies)	(332.7)	(617.7)	(644.9)

Total net incurred medical claims	46,033.5	41,995.5	32,220.7

Net payments attributable to:
Current year medical claims	40,765.7	37,486.0	28,997.1
Prior years medical claims	4,795.0	4,089.5	3,284.5

Total net payments	45,560.7	41,575.5	32,281.6

Net medical claims payable, end of period	5,727.3	5,239.3	4,825.7
Ceded medical claims payable, end of period	60.7	51.0	27.7

Gross medical claims payable, end of period	$5,788.0	$5,290.3	$4,853.4

Current year medical claims paid as a percent of current year net incurred medical claims	87.9%	88.0%	88.2%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	6.8%	14.7%	18.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.8%	1.9%	4.2%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $332.7 million shown above for the year ended December 31, 2007 represents an estimate based on paid claim activity from January 1, 2007 to December 31, 2007. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 84%, of the $332.7 million redundancy relates to claims incurred in calendar year 2006, with the remaining 16% related to claims incurred in 2005 and prior.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.9% for 2007, 88.0% for 2006, and 88.2% for 2005. Comparison of the 2007 ratio of 87.9% and the 2006 ratio of 88.0% indicates fairly consistent payment patterns between 2007 and 2006. Comparison of the 2006 ratio of 88.0% and the 2005 ratio of 88.2% reflects a moderate decline due to system conversions and integration activity that impacted the 2006 ratio.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 6.8% for 2007, 14.7% for 2006, and 18.7% for 2005. As discussed previously, the 790 basis point decline in 2007 and the 400 basis point decrease in this metric for 2006 were caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior periods.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. This metric was 0.8% for 2007, 1.9% for 2006, and 4.2% for 2005. This ratio is calculated using the redundancy of $332.7 million, shown above, which represents an estimate based on paid claim activity from January 1, 2007 to December 31, 2007. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former Wellchoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%. The 2005 ratio was impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004, estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2006 and 2005 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years (redundancies)” for the immediately following year):

	Years Ended December 31
	2006	2005
(In millions)
Total net incurred medical claims, as reported	$41,995.5	$32,220.7
Retrospective basis, as described above	42,280.5	32,247.9

Variance	$(285.0)	$(27.2)

Variance to total net incurred medical claims, as reported	(0.7)%	(0.1)%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2007 estimate of medical claims payable will be known during 2008.

The 2005 variance of $(27.2) million and variance to total incurred medical claims, as reported of (0.1)% was impacted by having no WellChoice, Inc. activity in the total incurred as reported during 2005 and full development of activity from the former WellChoice, Inc. in the retrospective basis amount. The adjusted variance would be approximately $(175.2) million and the variance to total incurred would be approximately (0.5)% if the impact of WellChoice was removed. The 2006 variance of $(285.0) million increased from the 2005 variance of $(27.2) million as a result of the addition of WellChoice in December 2005. The 2006 variance to total net incurred medical claims, as reported of (0.7)% is fairly consistent with the adjusted 2005 ratio.

These small variances to total net incurred medical claims, adjusted for the impact of WellChoice, show that our estimates of this liability have approximated the actual experience for the years depicted.

Income Taxes

We account for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in determining an appropriate valuation allowance.

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

As discussed in the New Accounting Pronouncements disclosure included in this MD&A, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, effective January 1, 2007.

During 2007 and 2006, the valuation allowance changed by $(0.4) million and $0.5 million, respectively. This resulted from realized and unrealized capital losses of subsidiaries, which are not included in our consolidated tax return

During the third quarter of 2006, we decreased our state deferred tax liability by $43.0 million, resulting in a tax benefit, net of federal taxes, of $28.0 million, or $0.04 per basic and diluted share, for the year ended December 31, 2006. This resulted from a lower effective tax rate due to changes in our state apportionment factors following the WellChoice acquisition.

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

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the Internal Revenue Service, or IRS, appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of December 31, 2007, the IRS had completed its examination of our 2003 tax year. Our 2006, 2005 and 2004 tax years are being examined by the IRS. The IRS has invited us to join the Compliance Assurance Program, or CAP, for 2007, and we have accepted the invitation. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2007 was $13.4 billion and other intangible assets were $9.2 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 99% of our consolidated shareholders’ equity at December 31, 2007.

We follow FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2007, 2006, and 2005 and based upon these tests we have not incurred any material impairment losses related to any goodwill and other intangible assets (with indefinite lives).

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

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

Investments

Current and long term available-for-sale investment securities were $17.7 billion at December 31, 2007 and represented 34% of our total consolidated assets at December 31, 2007. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as

“available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these deferred compensation plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. We also generally purchase corporate-owned life insurance policies on participants in the deferred compensation plans. The cash surrender value of the corporate-owned life insurance policies is reported in “Other invested assets, long-term” in the consolidated balance sheets. The change in cash surrender value is reported as an offset to premium expense of the policies, classified as general and administrative expense.

In addition to available-for-sale investment securities, we held other long-term investments of $752.9 million, or 1% of total consolidated assets, at December 31, 2007. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $259.7 million, $56.2 million, and $14.8 million, respectively, for the years ended December 31, 2007, 2006, and 2005. Other-than-temporary impairments on investments in 2007 and 2006 primarily related to our intent to hold fixed maturity securities that were in an unrealized loss position due to the prevailing interest rate environment, as well as other-than-temporary impairments of equity securities that had been in an unrealized loss position for an extended period of time. Impairments recorded in 2005 were primarily the result of the continued credit deterioration on specific issuers in the bond and equity markets.

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

A summary of available-for-sale investments with unrealized losses as of December 31, 2007 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities	$2,502.2	$(73.7)	$2,254.0	$(36.8)	$4,756.2	$(110.5)
Equity securities	498.7	(69.2)	—	—	498.7	(69.2)

Total	$3,000.9	$(142.9)	$2,254.0	$(36.8)	$5,254.9	$(179.7)

Our fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were primarily caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. We currently have the ability and intent to hold these securities until their full cost can be recovered. Therefore, we do not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2007.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. During the year ended December 31, 2007, we sold $8.1 billion of fixed maturity and equity securities which resulted in gross realized losses of $83.4 million. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. During the year ended December 31, 2006, we sold $5.9 billion of fixed maturity and equity securities resulting in gross realized losses of $95.7 million. Subsequent to the acquisition of WellChoice, during 2006, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. The majority of the sales of fixed maturity securities resulted in realized losses due to the prevailing interest rate environment. For equity securities, the 2006 sales to restructure the merged portfolios primarily resulted in realized gains. Similarly, subsequent to the merger with WHN, during 2005, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. The majority of the sales of fixed maturity securities resulted in realized losses due to the prevailing interest rate environment. For equity securities, the 2005 sales to restructure the merged portfolios primarily resulted in realized gains.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for collateral initially equal to at least 102% of the market value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. The market value of the collateral amounted to $854.1 million and $904.7 million, which represented 103% and 103% of the carrying value at December 31, 2007 and 2006, respectively. Under guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the collateral as an asset, which is reported as “securities lending collateral” on our balance sheet and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the balance sheet.

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

We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $656.9 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $613.7 million increase in fair value. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $193.9 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $193.9 million.

For additional information, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K, and Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

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

We will adopt the measurement date provisions of FAS 158 on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008).

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our September 30, 2007 measurement date, we selected a long-term rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternatives across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. As of our September 30, 2007 measurement date, we had approximately 60% of plan assets invested in equity securities, 36% in fixed maturity securities and 4% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

For the year ended December 31, 2007, no contributions were necessary to meet the Employee Retirement Income Securities Act of 1974, as amended, or ERISA, required funding levels; however, we made discretionary contributions totaling $8.6 million during the year ended December 31, 2007. For the year ending December 31, 2008, we do not expect any required contributions under ERISA; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

At December 31, 2007, our consolidated net prepaid pension asset was $411.7 million. We also had liabilities of $62.0 million for certain supplemental plans. For the years ended December 31, 2007, 2006, and 2005, we recognized consolidated pretax pension (credit) expense of $(12.9) million, $32.6 million, and $48.6 million, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $500.7 million at December 31, 2007.

We recognized consolidated pre-tax other postretirement expense of $36.3 million, $42.1 million and $26.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At our September 30, 2007 measurement date, the selected discount rate for all plans was 6.10% (compared to a discount rate of 5.90% for 2007 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our September 30, 2007 measurement dates was 8.50% for 2008 with a gradual decline to 5.00% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2007 by $40.0 million and would increase service and interest costs by $1.9 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $33.8 million as of December 31, 2007 and would decrease service and interest costs by $1.6 million.

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, or FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. We adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $1.6 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $884.0 million. See Note 2 and Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in this Form 10-K.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 was effective for us on January 1, 2008. The adoption of FAS 157 did not have a material impact on our financial position or operating results.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115, or FAS 159. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 was effective for us on January 1, 2008. The adoption of FAS 159 did not have a material impact on our financial position or operating results.

In December 2007, the FASB issued FAS No. 141R, Business Combinations, or FAS 141R, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or FAS 160. These new standards will significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interest transactions completed after January 1, 2009. FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have an impact on the consolidated financial statements; however, the adoption will impact the accounting for any business combinations completed after January 1, 2009.

There were no other new accounting pronouncements issued during the year ended December 31, 2007 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

During 2007, net cash flow provided by operating activities was $4,344.6 million, compared to $4,044.2 million in 2006, an increase of $300.4 million. This increase resulted from improved net income in 2007.

Net cash flow used in investing activities was $768.9 million in 2007, compared to $457.3 million of cash used in 2006. The table below outlines the increase in cash flow used in investing activities of $311.6 million between the two periods:

Change in Cash Used in Investing Activities
(In millions)
Decrease in net purchases of investments	$167.8
Increase in securities lending collateral	(434.6)
Increase in net purchases of subsidiaries	(273.1)
Increase in net purchases of property and equipment	(77.2)
Decrease in other, net	305.5

Net increase in cash used in investing activities	$(311.6)

On August 1, 2007, we completed our acquisition of AIM for which we paid approximately $300.0 million in cash.

Net cash flow used in financing activities was $3,409.9 million in 2007 compared to cash used in financing activities of $3,725.0 million in 2006. The table below outlines the decrease in cash used in financing activities of $315.1 million between the two periods:

Change in Cash Used in Financing Activities
(In millions)
Increase in net proceeds from commercial paper borrowings	$808.8
Increase in net proceeds from long-term borrowings	962.5
Decrease in securities lending payable	434.6
Decrease in bank overdrafts	(531.4)
Increase in repurchases of common stock	(1,601.2)
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	225.0
Increase in excess tax benefits from share-based compensation	16.8

Net decrease in cash used in financing activities	$315.1

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

Net cash flow used in financing activities was $3,725.0 million in 2006 compared to cash provided by financing activities of $3,299.1 million in 2005. The table below outlines the increase in cash used in financing activities of $7,024.1 million between the two periods:

Change in Cash Used in Financing Activities
(In millions)
Decrease in net proceeds from commercial paper borrowings	$(1,114.2)
Decrease in net proceeds from long-term borrowings	(1,038.8)
Decrease in securities lending payable	(1,216.6)
Increase in bank overdrafts	293.1
Increase in repurchases of common stock	(4,216.8)
Increase in proceeds from exercise of employee stock options and employee stock purchase plan	130.2
Increase in excess tax benefits from share-based compensation	136.5
Decrease in other, net	2.5

Net increase in cash used in financing activities	$(7,024.1)

The decrease in net proceeds from commercial paper borrowings reflects repayment of commercial paper following our offering of senior unsecured notes in January 2006 as compared to net issuances of commercial paper in 2005 used to partially fund the WellChoice acquisition. The decrease in net proceeds from long-term borrowings was impacted by issuance of the bridge loan of $1,700.0 million in 2005, as compared to 2006 activity including our issuance of senior unsecured notes of $2,700.0 million in January 2006, repayment of the bridge loan in January 2006 and scheduled debt maturity of $450.0 million in July 2006.

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

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21.2 billion at December 31, 2007. Since December 31, 2006, total cash, cash equivalents and investments, including long-term investments, increased by $437.6 million as cash generated from operations was used for the repurchase of our common stock.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At December 31, 2007, we held at the parent company approximately $2.2 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 28.2% as of December 31, 2007 and 22.2% as of December 31, 2006, which increased as a result of our $6.2 billion of common stock repurchases during 2007.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On August 21, 2007, we issued zero coupon notes in a private placement transaction exempt from registration. Gross proceeds to us were $500.0 million. The notes have a final maturity of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0 million. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance were for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have initially been classified as long-term debt on our balance sheet, and will be reclassified to current portion of long-term debt beginning one year prior to the date we may be required to repurchase the notes.

On December 28, 2005, we filed a shelf registration with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries or the financing of possible acquisitions or business expansion. On June 8, 2007, we issued $700.0 million of 5.875% notes due 2017 and $800.0 million of 6.375% notes due 2037 under the shelf registration statement. The proceeds from this debt issuance were for working capital and for general corporate purposes, including, but not limited to, repurchases of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of December 31, 2007 or during the year then ended. At December 31, 2007, we had $0.7 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $1.8 billion of borrowings outstanding under this commercial paper program as of December 31, 2007. Commercial paper borrowings outstanding at December 31, 2007 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $3.3 billion of dividends to be paid to the parent company during 2008. During 2007, we received $4.4 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act, as amended. During the year ended December 31, 2007, our Board of Directors authorized increases of $9.5 billion in our stock repurchase program, resulting in a total amount available for repurchases in 2007 and thereafter of $10.4 billion, which included $0.95 billion of authorization remaining unused at December 31, 2006. During 2007, we repurchased and retired approximately 76.9 million shares at an average per share price of $79.99, for an aggregate cost of $6.2 billion. Therefore, as of December 31, 2007, we had $4.3 billion of authorization remaining under this program. Subsequent to December 31, 2007, we repurchased and retired approximately 15.0 million shares for an aggregate cost of approximately $1.2 billion, leaving approximately $3.1 billion for authorized future repurchases at February 12, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ended December 31, 2007, no contributions were necessary to meet ERISA required funding levels; however we made tax deductible discretionary contributions totaling $8.6 million during 2007.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2007 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In millions)
Long-term debt, including capital leases[1]	$14,483.5	$2,206.4	$1,115.2	$2,565.9	$8,596.0
Operating lease commitments	888.0	150.7	244.0	177.6	315.7
Projected other postretirement benefits	923.5	41.4	188.3	189.9	503.9
Purchase obligations:
IBM outsourcing agreements[2]	829.8	181.2	362.6	286.0	—
Other purchase obligations[3]	424.6	86.1	144.0	142.5	52.0
Other long-term liabilities	921.1	—	357.6	343.6	219.9
Venture capital commitments	169.4	86.1	80.5	2.8	—

Total contractual obligations and commitments	$18,639.9	$2,751.9	$2,492.2	$3,708.3	$9,687.5

[1]	Includes estimated interest expense.
[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2007 for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.

The above table does not contain $815.3 million of gross liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 14 to the audited consolidated financial statements for the year ended December 31, 2007 for further information.

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

For additional information on our debt and lease commitments, see Notes 7 and 16, respectively, to our audited consolidated financial statements for the year ended December 31, 2007 included in this Form 10-K.

Off-Balance Sheet Arrangements

In connection with an investment in a joint venture to develop and operate a well-being center in California, we may be required, based on specific targets, to make additional capital contributions up to $18.0 million. Approximately $8.3 million has been funded through December 31, 2007. The well-being center was completed and began operations during December 2006.

For additional information on this off-balance sheet arrangement, see Note 18 to our audited consolidated financial statements for the year ended December 31, 2006 included in this Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2007, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

XI.     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about WellPoint that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of WellPoint, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission, or SEC, made by WellPoint; increased government regulation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part C and Medicare Part D Prescription Drug benefits programs, including potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information, uncollectability of premium from members, increased medical or pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; funding risks with respect to revenue received from participation in Medicare and Medicaid programs; non-compliance with the complex regulations imposed on Medicare and Medicaid programs; events that result in negative publicity for the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, applicable to our investment portfolios; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2007. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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

Our portfolio includes corporate securities (approximately 36% of the total fixed maturity portfolio at December 31, 2007), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately A-.

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

As of December 31, 2007, approximately 89% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $656.9 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $613.7 million increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2007, was approximately 11% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $193.9 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $193.9 million.

Long-Term Debt

Our total long-term debt at December 31, 2007 was $9.0 billion, and included $1.8 billion of commercial paper. The carrying value of the commercial paper approximates fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

At December 31, 2007, we had $7.1 billion of senior unsecured notes with fixed interest rates. These notes, at par value, included $300.0 million at 4.25% due 2009, $700.0 million at 5.000% due 2011, $350.0 million at 6.375% due 2012, $800.0 million at 6.80% due 2012, $500.0 million at 5.00% due 2014, $1,100.0 million at 5.250% due 2016, $700.0 million at 5.875% due 2017, $500.0 million at 5.260% due 2022, $500.0 million at 5.950% due 2034, $800.0 million at 6.375% due 2037 and $900.0 million at 5.850% due 2036. These notes had combined carrying and estimated fair value of $7.1 billion and $7.1 billion, respectively, at December 31, 2007.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2007 included $42.0 million of 9.125% surplus notes due 2010 and $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The combined carrying value of the surplus notes was $66.7 million and $66.6 million at December 31, 2007 and 2006, respectively. The estimated fair value of the surplus notes exceeded the carrying value by $10.5 million and $13.6 million at December 31, 2007 and 2006, respectively.

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

Changes in interest rates will affect the estimated fair value of these swap agreements. As of December 31, 2007, we recorded an asset of $41.0 million and a liability of $2.3 million, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $54.2 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $54.2 million increase in fair value.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at December 31, 2007 was $8.0 million. As of December 31, 2007, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2007, the Company changed its method of accounting for the recognition of income tax positions. Also, during 2006, the Company changed its method of accounting for the recognition of share-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 13, 2008

WellPoint, Inc

Consolidated Balance Sheets

(In millions, except share data)	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,767.9	$2,602.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,814.5 and $481.5)	1,832.6	465.4
Equity securities (cost of $1,732.7 and $1,669.7)	1,893.7	1,984.5
Other invested assets, current	40.3	72.8
Accrued investment income	165.8	157.2
Premium and self-funded receivables	2,870.1	2,335.3
Other receivables	996.4	1,172.7
Income tax receivable	0.9	—
Securities lending collateral	854.1	904.7
Deferred tax assets, net	559.6	642.6
Other current assets	1,050.4	1,284.5

Total current assets	13,031.8	11,621.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $13,832.6 and $15,004.6)	13,917.3	14,972.4
Equity securities (cost of $43.4 and $82.7)	45.1	86.2
Other invested assets, long-term	752.9	628.8
Property and equipment, net	995.9	988.6
Goodwill	13,435.4	13,383.5
Other intangible assets	9,220.8	9,396.2
Other noncurrent assets	660.8	497.4

Total assets	$52,060.0	$51,574.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,788.0	$5,290.3
Reserves for future policy benefits	63.7	76.3
Other policyholder liabilities	1,832.2	2,055.7

Total policy liabilities	7,683.9	7,422.3
Unearned income	1,114.6	987.9
Accounts payable and accrued expenses	2,909.6	3,242.2
Income taxes payable	—	538.2
Security trades pending payable	50.6	124.8
Securities lending payable	854.1	904.7
Current portion of long-term debt	20.4	521.0
Other current liabilities	1,755.0	1,397.4

Total current liabilities	14,388.2	15,138.5
Long-term debt, less current portion	9,023.5	6,493.2
Reserves for future policy benefits, noncurrent	661.9	646.9
Deferred tax liability, net	3,004.4	3,350.2
Other noncurrent liabilities	1,991.6	1,370.3

Total liabilities	29,069.6	26,999.1

Commitments and contingencies—Note 18
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000;shares issued and outstanding: 556,212,039 and 615,500,865	5.6	6.1
Additional paid-in capital	18,441.1	19,863.5
Retained earnings	4,387.6	4,656.1
Accumulated other comprehensive income	156.1	50.1

Total shareholders’ equity	22,990.4	24,575.8

Total liabilities and shareholders’ equity	$52,060.0	$51,574.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(In millions, except per share data)	Years ended December 31
	2007	2006	2005
Revenues
Premiums	$55,865.0	$51,971.9	$40,680.0
Administrative fees	3,674.6	3,595.4	2,792.0
Other revenue	582.4	593.1	519.2

Total operating revenue	60,122.0	56,160.4	43,991.2
Net investment income	1,001.1	878.7	633.1
Net realized gains (losses) on investments	11.2	(0.3)	(10.2)

Total revenues	61,134.3	57,038.8	44,614.1

Expenses
Benefit expense	46,036.1	42,191.4	32,598.8
Selling, general and administrative expense:
Selling expense	1,716.8	1,654.5	1,474.2
General and administrative expense	6,984.7	7,163.2	5,798.5

Total selling, general and administrative expense	8,701.5	8,817.7	7,272.7
Cost of drugs	400.2	414.4	387.2
Interest expense	447.9	403.5	226.2
Amortization of other intangible assets	290.7	297.4	238.9

Total expenses	55,876.4	52,124.4	40,723.8

Income before income tax expense	5,257.9	4,914.4	3,890.3
Income tax expense	1,912.5	1,819.5	1,426.5

Net income	$3,345.4	$3,094.9	$2,463.8

Net income per share

Basic	$5.64	$4.93	$4.03

Diluted	$5.56	$4.82	$3.94

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31
	2007	2006	2005
Operating activities
Net income	$3,345.4	$3,094.9	$2,463.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(11.2)	0.3	10.2
Loss on disposal of assets	11.3	1.7	2.7
Deferred income taxes	(105.5)	273.7	(102.6)
Amortization, net of accretion	466.0	471.9	437.9
Depreciation expense	120.2	133.0	118.7
Share-based compensation	177.1	246.9	81.2
Excess tax benefits from share-based compensation	(153.3)	(136.5)	—
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(448.6)	(627.8)	(230.4)
Other invested assets, current	26.9	234.9	—
Other assets	174.4	(362.4)	(165.6)
Policy liabilities	257.7	852.6	46.3
Unearned income	125.5	(69.5)	(38.2)
Accounts payable and accrued expenses	(235.2)	(91.7)	188.6
Other liabilities	176.5	134.2	(136.7)
Income taxes	447.3	(112.0)	459.6
Other, net	(29.9)	—	—

Net cash provided by operating activities	4,344.6	4,044.2	3,135.5

Investing activities
Purchases of fixed maturity securities	(8,512.0)	(11,198.0)	(17,457.0)
Proceeds from fixed maturity securities:
Sales	6,709.0	9,630.1	14,391.4
Maturities, calls and redemptions	1,618.4	721.6	1,344.5
Purchase of equity securities	(1,389.2)	(2,434.5)	(4,530.6)
Proceeds from sales of equity securities	1,411.7	2,950.9	4,480.0
Changes in securities lending collateral	50.6	485.2	(731.4)
Purchases of subsidiaries, net of cash acquired	(298.5)	(25.4)	(2,589.7)
Proceeds from sales of subsidiaries, net of cash sold	—	—	92.8
Purchases of property and equipment	(322.0)	(193.9)	(161.8)
Proceeds from sale of property and equipment	57.3	6.4	10.2
Other, net	(94.2)	(399.7)	—

Net cash used in investing activities	(768.9)	(457.3)	(5,151.6)

Financing activities
Net proceeds from (repayments of) commercial paper borrowings	502.8	(306.0)	808.2
Proceeds from long-term borrowings	1,978.3	2,668.2	1,700.0
Repayment of long-term borrowings	(509.7)	(2,162.1)	(155.1)
Changes in securities lending payable	(50.6)	(485.2)	731.4
Changes in bank overdrafts	(117.1)	414.3	121.2
Repurchase and retirement of common stock	(6,151.4)	(4,550.2)	(333.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	784.5	559.5	429.3
Excess tax benefits from share-based compensation	153.3	136.5	—
Other, net	—	—	(2.5)

Net cash (used in) provided by financing activities	(3,409.9)	(3,725.0)	3,299.1

Change in cash and cash equivalents	165.8	(138.1)	1,283.0
Cash and cash equivalents at beginning of year	2,602.1	2,740.2	1,457.2

Cash and cash equivalents at end of year	$2,767.9	$2,602.1	$2,740.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2005	302.6	$3.0	$17,433.6	$1,960.1	$(83.5)	$145.8	$19,459.0
Net income	—	—	—	2,463.8	—	—	2,463.8
Change in net unrealized gains on investments	—	—	—	—	—	(157.2)	(157.2)
Change in net unrealized gains on cash flow hedges	—	—	—	—	—	(9.7)	(9.7)
Change in additional minimum pension liability	—	—	—	—	—	0.8	0.8

Comprehensive income							2,297.7
Issuance of common stock and conversion of stock options in connection with WellChoice, Inc., net, of issue costs and elimination of subsidiary held stock and other purchase accounting adjustments	42.7	0.4	2,953.1	—	—	—	2,953.5
Repurchase and retirement of common stock	(3.9)	—	(146.6)	(186.8)	—	—	(333.4)
Issuance of common stock under employee stock plans, net of repurchases under stock-for-stock option exercises, restricted stock amortization and related tax benefits	12.0	0.1	675.3	(60.5)	1.4	—	616.3
Two-for-one stock split	307.0	3.1	—	(3.1)	—	—	—

December 31, 2005	660.4	6.6	20,915.4	4,173.5	(82.1)	(20.3)	24,993.1
Net income	—	—	—	3,094.9	—	—	3,094.9
Change in net unrealized losses on investments	—	—	—	—	—	180.2	180.2
Change in net unrealized losses on cash flow hedges	—	—	—	—	—	(5.6)	(5.6)
Change in additional minimum pension liability	—	—	—	—	—	(4.7)	(4.7)

Comprehensive income							3,264.8
Repurchase and retirement of common stock	(60.7)	(0.6)	(1,937.3)	(2,612.3)	—	—	(4,550.2)
Reclassification of unearned share-based compensation in connection with adoption of FAS 123R	—	—	(82.1)	—	82.1	—	—
Issuance of common stock under employee stock plans, net of related tax benefit	15.8	0.1	967.5	—	—	—	967.6
Adoption of FAS 158, net of tax	—	—	—	—	—	(99.5)	(99.5)

December 31, 2006	615.5	6.1	19,863.5	4,656.1	—	50.1	24,575.8
Net income	—	—	—	3,345.4	—	—	3,345.4
Change in net unrealized gains on investments	—	—	—	—	—	2.2	2.2
Change in net unrealized losses on cash flow hedges	—	—	—	—	—	(2.4)	(2.4)
Change in net periodic pension and postretirement costs	—	—	—	—	—	106.2	106.2

Comprehensive income							3,451.4
Repurchase and retirement of common stock	(76.9)	(0.8)	(2,538.3)	(3,612.3)	—	—	(6,151.4)
Issuance of common stock under employee stock plans, net of related tax benefit	17.6	0.3	1,115.9	—	—	—	1,116.2
Adoption of FIN 48	—	—	—	(1.6)	—	—	(1.6)

December 31, 2007	556.2	$5.6	$18,441.1	$4,387.6	$—	$156.1	$22,990.4

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

(In Millions, Except Per Share Data)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, which name changed from Anthem, Inc., or Anthem, effective November 30, 2004, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 34.8 million medical members as of December 31, 2007. We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefits services, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans, and serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as Blue Cross Blue Shield in 10 New York City metropolitan and surrounding counties and as Blue Cross or Blue Cross Blue Shield in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of WellPoint and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Investments: In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments which we intend to sell within the next twelve months are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to realized losses in current operations. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. Rabbi trust assets were previously classified as noncurrent available-for-sale investments. Effective January 1, 2006 and in connection with a restructuring of the plans, we changed our classification for the majority of such securities from available-for-sale to trading, which are reported in other invested assets, current in the consolidated balance sheet. The change in the fair value of the trading portfolio rabbi trust assets during 2007 and 2006, which together with net investment income from trading portfolio rabbi trust assets, totaled $2.4 and $44.2, respectively, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in deferred compensation expense.

During December 2006, we initiated a program whereby we generally purchase corporate-owned life insurance policies on participants in the deferred compensation plans. The cash surrender value of the corporate-owned life insurance policies is reported in other invested assets, long-term in the consolidated balance sheet. The change in cash surrender value is reported as an offset to the premium expense of the policies and is classified as general and administrative expense.

We use the equity method of accounting for investments in companies in which our ownership interest enables us to influence the operating or financial decisions of the investee company. Our proportionate share of equity in net income of these unconsolidated affiliates is reported with net investment income.

For asset-backed securities included in fixed maturity securities, we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reflected in net investment income.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

for collateral initially equal to at least 102 percent of the market value of the securities on loan and is thereafter maintained at a minimum of 100 percent of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100 percent of the market value of the securities on loan. The fair value of the collateral amounted to $854.1 and $904.7, which represents 103 percent and 103 percent of the market value of the securities on loan at December 31, 2007 and 2006, respectively. In accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the collateral as an asset, which is reported as “securities lending collateral” on our balance sheet and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheet.

Cash Equivalents: All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

Derivative Financial Instruments: In accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, all investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, call options, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

Our derivatives are reported as other current assets or liabilities or other noncurrent assets or liabilities, as appropriate, with the exception of embedded derivative instruments not subject to bifurcation, which are reported together with their host instrument. If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon.

Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change.

Our accounting for changes in the fair value of derivatives is as follows:

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

We discontinue hedge accounting prospectively when it is determined that one of the following has occurred: (i) the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) we determine that the designation of the derivative as a hedge instrument is no longer appropriate.

If hedge accounting is discontinued, the derivative will continue to be carried in our consolidated balance sheet at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated unrealized gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period results of operations. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period results of operations.

Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties.

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management, which includes rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts. These instruments are generally used to lock interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates and equity prices affect the fair value of derivatives. The fair values generally represent the estimated amounts that we would expect to receive or pay upon termination of the contracts at the reporting date. Dealer quotes are available for substantially all of our derivatives. For derivative instruments not actively traded, fair values are estimated using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $132.2 and $120.8 at December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Other Receivables: Other receivables include proceeds due from brokers on investment trades, government programs, pharmacy sales, reinsurance, claim recoveries and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $141.4 and $118.0 at December 31, 2007 and 2006, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

Our PBM companies contract with pharmaceutical manufacturers, some of whom provide rebates based on use of the manufacturers’ products by our PBM companies’ affiliated and non-affiliated clients. We accrue rebates receivable on a monthly basis based on the terms of the applicable contracts, historical data and current estimates. The PBM companies bill these rebates to the manufacturers on a quarterly basis. We record rebates attributable to affiliated clients as a reduction to benefit expense. Rebates attributable to non-affiliated clients are accrued as rebates receivable and a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts is also recorded. We generally receive rebates between two to five months after billing.

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

Goodwill and Other Intangible Assets: We follow FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations to be accounted for using the purchase method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the fair value of the components of the businesses acquired. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with FAS 142 for purposes of the annual impairment test.

Retirement Benefits: Pension benefits are recorded in accordance with FAS 87, Employers’ Accounting for Pensions. In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 158 retains the previous measurement and disclosure requirements of FAS 87. In addition, FAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the consolidated balance sheet. Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. We will adopt the measurement date provisions of FAS 158 on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from October 1, 2007 to December 31, 2007) and net

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008). Effective with the adoption of the recognition provisions of FAS 158 on December 31, 2006, previously unrecognized actuarial gains or losses and prior service cost were recognized on the balance sheet within accumulated other comprehensive income, net of any resulting deferred tax balances. The adoption of FAS 158 decreased accumulated other comprehensive income by $99.5 at December 31, 2006. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with current and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next 12 months included in the benefit obligation exceeds the fair value of plan assets.

Medical Claims Payable: Liabilities for medical claims payable include estimated provisions for incurred but not paid claims on an undiscounted basis, as well as estimated provisions for expenses related to the processing of claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems; and (2) claims reported to us and processed through our systems but not yet paid.

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

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods.

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

Reserves for Future Policy Benefits: Reserves for future policy benefits include liabilities for life and long-term disability insurance policy benefits based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon our experience. Future policy benefits also include liabilities for insurance policies for which some of the premiums received in earlier years are intended to pay anticipated benefits to be incurred in future years. Future policy benefits are continually monitored and reviewed, and when reserves are adjusted, differences are reflected in benefit expense.

The current portion of reserves for future policy benefits relates to the portion of such reserves that we expect to pay within one year. We believe that our liabilities for future policy benefits, along with future

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

premiums received are adequate to satisfy our ultimate benefit liability; however, these estimates are inherently subject to a number of variable circumstances. Consequently, the actual results could differ materially from the amounts recorded in our consolidated financial statements.

Other Policyholder Liabilities: Other policyholder liabilities include rate stabilization reserves associated with retrospectively rated insurance contracts as well as certain case-specific reserves. Rate stabilization reserves represent accumulated premiums that exceed what customers owe us based on actual claim experience and are paid based on contractual requirements.

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

Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all, or with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees include amounts received for the administration of Medicare or certain other government programs. Under our self-funded arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.

Other revenue principally includes amounts from mail-order prescription drug sales, which are recognized as revenue when we ship prescription drug orders.

Federal Income Taxes: We file a consolidated income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48, was issued. Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 was effective for us on January 1, 2007. The cumulative effect of the adoption of FIN 48 was recorded as a reduction in our beginning retained earnings of $1.6 at January 1, 2007.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Share-Based Compensation: Our compensation philosophy provides for share-based compensation, including stock options and restricted stock awards, as well as an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. Through December 31, 2007, the employee stock purchase plan allowed for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the employee stock purchase plan allows for a purchase price per share which is 85% of the fair value of a share of common stock on the last trading day of the plan quarter. Through December 31, 2005, we accounted for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock unearned compensation equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the award’s vesting period. We have historically reported pro forma results under the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

On December 16, 2004, FAS 123 (revised 2004), Share-Based Payment, or FAS 123R, was issued. FAS 123R is a revision of FAS 123, supersedes APB 25 and amends FAS 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share- based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows.

We adopted FAS 123R on January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of FAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under FAS 123.

Our share-based employee compensation plans and assumptions are described in Note 12.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

The following table illustrates the effect on our net income and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of FAS 123 to share-based employee compensation:

Reported net income	$2,463.8
Add: Share-based employee compensation expense for restricted stock and stock awards included in reported net income (net of tax)	52.8
Less: Total share-based employee compensation expense determined under fair value based method for all awards (net of tax)	(175.3)

Pro forma net income	$2,341.3

Basic earnings per share:
As reported	$4.03
Pro forma	3.83

Diluted earnings per share:
As reported	$3.94
Pro forma	3.72

Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock, using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Advertising costs: We use print, broadcast and other advertising to promote our products. The cost of advertising is expensed as incurred and totaled $219.5, $223.7, and $143.9 for the years ended December 31, 2007, 2006 and 2005, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Business Combinations

Acquisition of Imaging Management Holdings, LLC

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, or IMH, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company that provides services to us as well as other customers nationwide, including nine other Blue Cross and Blue Shield licensees. The acquisition of AIM supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

The purchase price for the acquisition was approximately $300.0 in cash. The acquisition was accounted for using the purchase method of accounting. The results of operations for AIM are included in our consolidated financial statements for periods following August 1, 2007. In accordance with FAS 141, Business Combinations, the purchase price was allocated to the fair value of AIM assets acquired and liabilities assumed, including identifiable intangible assets of $111.5, and the excess of purchase price over the fair value of net assets acquired resulted in $216.4 of non-tax deductible goodwill, which was recorded in our Commercial and Consumer Business, or CCB, segment. Of the $111.5 of acquired intangible assets, $80.0 was assigned to customer relationships with an average life of 11 years, $16.2 to a trade name with a life of 13 years, $11.1 to completed technology with an average life of six years, and $4.2 to provider networks with a life of five years. The purchase price allocation is preliminary and additional refinements may occur.

The pro forma effects of this acquisition were not material to our consolidated results of operations.

Acquisition of WellChoice, Inc.

On December 28, 2005, we completed our acquisition of WellChoice, Inc., or WellChoice. The acquisition was accounted for using the purchase method of accounting, and was deemed effective December 31, 2005 for accounting purposes. Accordingly, the operating results of WellChoice are included in our consolidated financial statements in periods following December 31, 2005.

Under the merger agreement, WellChoice stockholders received thirty-eight dollars and twenty-five cents ($38.25) in cash and 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding. The value of the transaction is estimated to be approximately $6,463.9, including cash of $3,126.4, the issuance of 42.4 shares of common stock valued at $3,180.8, 0.3 shares of WellChoice restricted stock and stock units converted to WellPoint stock valued at $19.8, WellChoice stock options converted to WellPoint stock options valued at $113.4, and $23.5 of transaction costs. The fair value of common stock issued was based on $74.97 per share, which represents the average closing price of our common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the merger was announced.

In accordance with FAS 141 the purchase price was allocated to the fair value of WellChoice assets acquired and liabilities assumed, including identifiable intangible assets. The excess of purchase price over the fair value of net assets acquired resulted in $3,450.4 of non-tax deductible goodwill which was recorded in the CCB segment.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

Of the $1,729.5 of acquired intangible assets, $1,152.8 was assigned to Blue Cross and Blue Shield trademarks, which are not subject to amortization due to their indefinite life. The remaining acquired intangible assets consist of $563.2 of subscriber base with an average life of 15 years and $13.5 of provider contracts with a 20 year life.

The pro forma effects of this acquisition were not material to our consolidated results of operations.

Acquisition of Lumenos, Inc.

On June 9, 2005, we completed our acquisition of Lumenos, Inc., or Lumenos, a market leader in consumer-driven health programs. The total consideration for the acquisition was approximately $185.0 in cash paid to the stockholders of Lumenos. The acquisition was accounted for using the purchase method of accounting, and was deemed effective June 1, 2005 for accounting purposes. Accordingly, the results of operations for Lumenos are included in our consolidated financial statements for periods following June 1, 2005. In accordance with FAS 141, the purchase price was allocated to the fair value of Lumenos assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired resulted in $119.3 of non-tax deductible goodwill, which was recorded in the CCB segment.

The pro forma effects of this acquisition were not material to our consolidated results of operations.

4. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 19) for 2007 and 2006 is as follows:

	CCB	4SB	Total
Balance as of January 1, 2006	$11,569.6	$1,899.4	$13,469.0
Goodwill acquired	—	34.2	34.2
Purchase price allocation adjustments	(102.6)	(17.1)	(119.7)

Balance as of December 31, 2006	11,467.0	1,916.5	13,383.5
Goodwill acquired	216.4	—	216.4
Purchase price allocation adjustments	(136.9)	(27.6)	(164.5)

Balance as of December 31, 2007	$11,546.5	$1,888.9	$13,435.4

For a period of time after the consummation of a merger or acquisition, the initial fair values allocated to net assets acquired may be subject to change as these fair value estimates are refined. Changes in these fair value estimates are recorded as adjustments to goodwill. Subsequent to the purchase allocation period, additional changes to fair value of net assets acquired are recorded in current operations, except for certain adjustments related to income taxes, employee termination and other exit activities, which continue to be adjusted to goodwill.

Goodwill acquired in 2007 included $216.4 related to the AIM acquisition. Goodwill adjustments in 2007 included a reduction of $39.8 related to the tax benefit on the exercise of stock options issued as part of the WellChoice, WellPoint Health Networks, Inc., or WHN, and Trigon Healthcare, Inc., or Trigon, acquisitions. Goodwill adjustments for 2007 also included a decrease of $97.0 due to tax adjustments resulting from tax

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets (continued)

refunds to pre-acquisition companies, a decrease of $13.5 as a result of releasing acquisition exit cost accruals and a reduction of $14.3 related to other purchase accounting adjustments.

Goodwill acquired in 2006 included $34.2 related to miscellaneous acquisitions deemed not material to our consolidated financial statements. Goodwill adjustments in 2006 included a reduction of $54.5 related to the tax benefit on the exercise of stock options issued as part of the WellChoice, WHN and Trigon acquisitions. Goodwill adjustments for 2006 also included an increase of $86.5 related to employee termination and other exit costs and a reduction of $30.9 for other purchase accounting adjustments related to the WellChoice acquisition. Deferred tax allocation adjustments resulted in a reduction of $120.9 to goodwill in 2006.

The following table represents a summary of employee termination and other exit costs recorded in connection with the WHN merger and WellChoice acquisition:

	Employee Termination Costs	Other Exit Activities	Total

Initial WHN-related accrual at November 30, 2004	$252.0	$—	$252.0
Purchase accounting adjustments to initial WHN-related accrual	44.5	27.6	72.1
Payments and costs charged against liability	(261.4)	(27.6)	(289.0)
Initial WellChoice-related accrual at December 31, 2005	3.3	—	3.3

Accrued costs December 31, 2005	38.4	—	38.4
Purchase accounting adjustments to initial WellChoice-related accrual	29.6	56.9	86.5
Payments and costs charged against liability	(48.8)	(8.0)	(56.8)

Accrued costs December 31, 2006	19.2	48.9	68.1
Payments and costs charged against liability	(14.3)	(10.7)	(25.0)
Purchase accounting adjustments to the accrual balance	(3.5)	(10.0)	(13.5)

Accrued costs December 31, 2007	$1.4	$28.2	$29.6

The components of other intangible assets as of December 31 are as follows:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with finite lives:
Subscriber base	$3,195.0	$(937.8)	$2,257.2	$3,102.6	$(661.1)	$2,441.5
Provider and hospital networks	158.1	(39.2)	118.9	154.1	(30.2)	123.9
Other	27.6	(8.6)	19.0	11.5	(6.4)	5.1

Total	3,380.7	(985.6)	2,395.1	3,268.2	(697.7)	2,570.5
Intangible assets with indefinite life:
Blue Cross and Blue Shield and other trademarks	6,296.7	—	6,296.7	6,296.7	—	6,296.7
Provider relationships	271.0	—	271.0	271.0	—	271.0
Licenses	258.0	—	258.0	258.0	—	258.0

Total	6,825.7	—	6,825.7	6,825.7	—	6,825.7

Other intangible assets	$10,206.4	$(985.6)	$9,220.8	$10,093.9	$(697.7)	$9,396.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangible Assets (continued)

As required by FAS 142, we completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2007, 2006 and 2005. These tests involved the use of estimates related to the fair value of the reporting unit to which the goodwill and other intangible assets with indefinite lives are allocated. FAS 142 also requires that goodwill and other intangible assets with indefinite lives be reassigned to the reporting units affected between annual tests if an entity reorganizes its reporting structure. As a result, we completed a re-allocation of goodwill based on the relative fair values of the reporting units and an impairment test of existing goodwill during the first quarter of 2007 following our change in reportable segments effective January 1, 2007. There were no material impairment losses recorded during 2007, 2006 and 2005.

As of December 31, 2007, estimated amortization expense for each of the five years ending December 31, is as follows: 2008, $284.0; 2009, $264.4; 2010, $242.2; 2011, $223.5; and 2012, $204.8.

5. Investments

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	Greater than 12 Months
December 31, 2007:
Fixed maturity securities:
United States Government securities	$251.6	$8.8	$—	$—	$260.4
Government sponsored securities	531.9	4.5	—	(0.1)	536.3
States, municipalities and political subdivisions—tax-exempt	3,769.1	53.1	(9.4)	(7.3)	3,805.5
Corporate securities	5,594.2	68.7	(44.6)	(17.8)	5,600.5
Options embedded in convertible debt securities	81.8	—	—	—	81.8
Mortgage-backed securities	5,418.5	78.2	(19.7)	(11.6)	5,465.4

Total fixed maturity securities	15,647.1	213.3	(73.7)	(36.8)	15,749.9
Equity securities	1,776.1	231.9	(69.2)	—	1,938.8

Total investments, available-for-sale	$17,423.2	$445.2	$(142.9)	$(36.8)	$17,688.7

December 31, 2006:
Fixed maturity securities:
United States Government securities	$497.4	$1.8	$(2.0)	$(1.2)	$496.0
Government sponsored securities	758.2	2.3	(0.8)	(7.1)	752.6
States, municipalities and political subdivisions—tax-exempt	3,426.9	24.5	(3.6)	(19.6)	3,428.2
Corporate securities	5,200.1	39.9	(15.2)	(35.5)	5,189.3
Options embedded in convertible debt securities	40.6	—	—	—	40.6
Mortgage-backed securities	5,562.9	15.3	(7.2)	(39.9)	5,531.1

Total fixed maturity securities	15,486.1	83.8	(28.8)	(103.3)	15,437.8
Equity securities	1,752.4	334.2	(15.3)	(0.6)	2,070.7

Total investments, available-for-sale	$17,238.5	$418.0	$(44.1)	$(103.9)	$17,508.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	2007			2006
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
Fixed maturity securities:
12 months or less	1,142	$2,502.2	$(73.7)	1,628	$3,884.1	$(28.8)
Greater than 12 months	1,862	2,254.0	(36.8)	3,068	5,306.4	(103.3)

Total fixed maturity securities	3,004	4,756.2	(110.5)	4,696	9,190.5	(132.1)
Equity securities:
12 months or less	2,237	498.7	(69.2)	1,103	234.6	(15.3)
Greater than 12 months	—	—	—	1	21.0	(0.6)

Total equity securities	2,237	498.7	(69.2)	1,104	255.6	(15.9)

Total fixed maturity and equity securities	5,241	$5,254.9	$(179.7)	5,800	$9,446.1	$(148.0)

Our fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Accordingly, unrealized losses on fixed maturity securities reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. Based on our review of various factors, we do not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2007.

The amortized cost and fair value of fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$690.1	$690.0
Due after one year through five years	4,093.1	4,111.1
Due after five years through ten years	3,011.1	3,043.8
Due after ten years	2,434.3	2,439.6
Mortgage-backed securities	5,418.5	5,465.4

Total available-for-sale fixed maturity securities	$15,647.1	$15,749.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The major categories of net investment income for the years ended December 31 are as follows:

	2007	2006	2005
Fixed maturity securities	$852.8	$767.5	$570.9
Equity securities	59.0	43.8	33.9
Cash and cash equivalents	128.8	94.1	47.6
Other invested assets, long-term	(2.6)	2.3	3.4

Investment income	1,038.0	907.7	655.8
Investment expense	(36.9)	(29.0)	(22.7)

Net investment income	$1,001.1	$878.7	$633.1

Net realized investment gains (losses) and net change in unrealized appreciation (depreciation) in investments for the years ended December 31, were as follows:

	2007	2006	2005
Net realized investment gains (losses):
Fixed maturity securities:
Gross realized gains from sales	$71.5	$38.3	$90.9
Gross realized losses from sales	(60.0)	(86.2)	(116.2)
Gross realized losses from other-than-temporary impairments	(154.1)	(26.4)	(7.3)

Net realized losses on fixed maturity securities	(142.6)	(74.3)	(32.6)
Equity securities
Gross realized gains from sales	277.6	108.0	43.9
Gross realized losses from sales	(23.4)	(9.5)	(21.9)
Gross realized losses from other-than-temporary impairments	(105.6)	(29.8)	(7.5)

Net realized gains on equity securities	148.6	68.7	14.5
Other realized investment gains	5.2	5.3	7.9

Net realized investment gains (losses)	11.2	(0.3)	(10.2)
Net change in unrealized appreciation (depreciation) in investments:
Fixed maturity securities	151.1	67.4	(244.2)
Equity securities	(155.6)	231.7	1.3

Total net change in unrealized (depreciation) appreciation in investments	(4.5)	299.1	(242.9)
Deferred income tax benefit (expense)	6.7	(118.9)	85.7

Net change in unrealized appreciation (depreciation) in investments	2.2	180.2	(157.2)

Net realized gains (losses) and change in unrealized appreciation (depreciation) in investments	$13.4	$179.9	$(167.4)

During the year ended December 31, 2007, we sold $8,120.7 of fixed maturity and equity securities which resulted in gross realized losses of $83.4. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. During 2006, subsequent to the acquisition of WellChoice, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The majority of the sales of fixed maturity securities resulted in realized losses due to the prevailing interest rate environment. For equity securities, the 2006 sales to restructure the merged portfolios primarily resulted in realized gains. Similarly, subsequent to our merger with WHN, during 2005, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. The majority of the sales of fixed maturity securities resulted in realized losses due to the prevailing interest rate environment. For equity securities, the 2005 sales to restructure the merged portfolios primarily resulted in realized gains. Impairments recorded in 2007, 2006 and 2005 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair value remaining below cost for an extended period of time.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses.

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or shareholders’ equity.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for impairing securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than book value, (b) the financial condition and near term prospects of the issuer, (c) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

At December 31, 2007 and 2006, no investments other than investments in U.S. government agency securities exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2007 and 2006 was $0.0 and $6.9 at December 31, 2007 and 2006, respectively.

As of December 31, 2007 we had committed approximately $169.4 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2007 and 2006, securities with carrying values of approximately $270.2 and $342.3, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

During 2007, 2006 and 2005, we entered into securities lending programs. Securities on loan are included in the investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

and dealers who borrow securities are required to deliver substantially the same security upon completion of the transaction. The fair value of securities on loan as of December 31, 2007 and 2006 was $831.5 and $879.7, respectively. Income earned on security lending transactions for the year ended December 31, 2007, 2006 and 2005 was $2.2, $1.9 and $1.6, respectively.

6. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31 is as follows:

	2007				2006
	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
Swaps	$1,100.0	$41.0	$(2.3)	$1,640.0	$17.4	$(29.0)
Equity warrants	1.0	0.5	—	0.6	4.3	—
Options embedded in convertible debt securities	367.5	81.8	—	149.4	40.6	—
Futures	—	1.0	—	—	1.9	—

Total	$1,468.5	$124.3	$(2.3)	$1,790.0	$64.2	$(29.0)

For the years ended December 31, 2007, 2006 and 2005, we recognized realized gains related to derivative financial instruments of $10.4, $13.3 and $1.5, respectively.

Fair Value Hedges

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

During the year ended December 31, 2004, we entered into a $300.0 notional amount interest rate swap agreement to exchange a fixed 3.750% rate for a LIBOR-based floating rate. The swap agreement expired December 14, 2007.

For the years ended December 31, 2007, 2006 and 2005, we recognized (expense) income of $(10.8), $(11.1) and $0.5, respectively, from these swap agreements, which were recorded as an (increase) reduction of interest expense.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Cash Flow Hedges

During the year ended December 31, 2005, we entered into a floating to fixed rate cash flow hedge with a total notional value of $480.0. The purpose of this hedge was to offset the variability of the cash flows due to the rollover of our variable-rate one-month commercial paper issuance. In December 2006, the total notional value was reduced to $240.0. This swap agreement expired on various dates in December 2007. During the years ended December 31, 2007 and 2006, no gain or loss from hedged ineffectiveness was recorded in earnings.

During the year ended December 31, 2005, we entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice acquisition. These swaps were terminated in January 2006, and we paid a net $24.7, the net fair value at the time of termination. In addition, we recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the January 10, 2006 issuance of debt securities in connection with the WellChoice acquisition, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the hedged debt securities.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at December 31, 2007 was $8.0. As of December 31, 2007, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.8.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2007	2006
Senior unsecured notes:
3.500%, face amount of $200.0, due 2007	$—	$198.3
3.750%, face amount of $300.0, due 2007	—	294.9
4.250%, face amount of $300.0, due 2009	298.9	298.4
5.000%, face amount of $700.0, due 2011	696.0	694.6
6.375%, face amount of $350.0, due 2012	365.7	369.1
6.800%, face amount of $800.0, due 2012	820.6	793.5
5.000%, face amount of $500.0, due 2014	507.6	484.3
5.250%, face amount of $1,100.0, due 2016	1,089.6	1,088.5
5.875%, face amount of $700.0, due 2017	690.2	—
5.264%, face amount of $1,090.0, due 2022	500.0	—
5.950%, face amount of $500.0, due 2034	494.3	494.1
5.850%, face amount of $900.0, due 2036	888.7	888.4
6.375%, face amount of $800.0, due 2037	788.8	—
Surplus notes:
9.125%, face amount of $42.0, due 2010	41.9	41.8
9.000%, face amount of $25.1, due 2027	24.8	24.8
Variable rate debt:
Commercial paper program	1,798.2	1,295.3
Capital leases, stated or imputed rates from 1.830% to 27.480% due through 2015	38.6	48.2

Total debt	9,043.9	7,014.2
Current portion of debt	(20.4)	(521.0)

Long-term debt, less current portion	$9,023.5	$6,493.2

On September 1, 2007, we repaid $200.0 of our 3.500% notes, which matured on that date. On December 14, 2007, we repaid $300.0 of our 3.750% notes, which matured on that date.

On August 21, 2007, we issued zero coupon notes in a private placement transaction exempt from registration. Gross proceeds to us were $500.0. The notes have a final maturity date of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance were for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes are classified as long-term debt on our balance sheet, and will be reclassified to current portion of long-term debt beginning one year prior to the date we may be required to repurchase the notes.

On June 8, 2007, we issued $700.0 of 5.875% notes due 2017 and $800.0 of 6.375% notes due 2037 under a shelf registration statement filed with the U.S. Securities and Exchange Commission, or SEC, on December 28, 2005. The proceeds from this debt issuance were for working capital and for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

On January 10, 2006, we issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036, under a shelf registration statement filed with the SEC on December 28, 2005. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper, which were both obtained to partially fund the December 28, 2005 WellChoice acquisition.

On November 29, 2005, we entered into a senior credit facility, or the facility, with certain lenders for general corporate purposes. We amended this facility in September 2006. The facility provides credit for up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.8 and $2.4 in 2007 and 2006, respectively, and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2007 or December 31, 2006, or during the years then ended. At December 31, 2007, we had $701.8 available under this facility.

Surplus notes are unsecured obligations of Anthem Insurance Companies, Inc., or Anthem Insurance, a wholly owned subsidiary, and are subordinate in right of payment to all of Anthem Insurance’s existing and future indebtedness. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance, or IDOI, and only out of capital and surplus funds of Anthem Insurance that the IDOI determines to be available for the payment under Indiana insurance laws.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2007 and 2006 was 5.50% and 5.42%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2007 and 2006 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facility described above.

Interest paid during 2007, 2006 and 2005 was $417.1, $343.0 and $238.7, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of debt, including capital leases, are as follows: 2008, $1,818.6; 2009, $308.5; 2010, $45.7; 2011, $700.0; 2012, $1,187.1; and thereafter, $4,984.0.

8. Fair Value of Financial Instruments

In the normal course of business, we invest in various financial assets, incur various financial liabilities and enter into agreements involving derivative securities.

Fair values are disclosed for all financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. We attempt to obtain quoted market prices for these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Fair Value of Financial Instruments (continued)

including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values. The estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of WellPoint.

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

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as, the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies are the cash surrender value as reported by the respective insurer.

Long-term debt—notes and capital leases: The fair value of notes is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities. Capital leases are carried at the unamortized present value of the minimum lease payments, which approximates fair value.

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

The carrying values and estimated fair values of our financial instruments at December 31 are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:
Investments available-for-sale:
Fixed maturity securities	$15,749.9	$15,749.9	$15,437.8	$15,437.8
Equity securities	1,938.8	1,938.8	2,070.7	2,070.7
Other invested assets, current	40.3	40.3	72.8	72.8
Other invested assets, long-term	752.9	752.9	628.8	628.8
Interest rate swaps and equity warrants (reported with other noncurrent assets)	41.5	41.5	21.7	21.7
Liabilities:
Debt:
Commercial paper	1,798.2	1,798.2	1,295.3	1,295.3
Notes and capital leases	7,245.7	7,184.7	5,718.9	5,752.3
Interest rate swaps (reported with other noncurrent liabilities)	2.3	2.3	29.0	29.0

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 was effective for us on January 1, 2008. The adoption of FAS 157 did not have a material impact on our financial position or operating results.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 was effective for us on January 1, 2008. The adoption of FAS 159 did not have a material impact on our financial position or operating results.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2007	2006
Land and improvements	$52.1	$60.1
Building and components	383.1	469.9
Data processing equipment, furniture and other equipment	689.2	709.4
Computer software, purchased and internally developed	897.4	782.3
Leasehold improvements	157.8	138.7

	2,179.6	2,160.4
Accumulated depreciation and amortization	(1,183.7)	(1,171.8)

Property and equipment, net	$995.9	$988.6

Property and equipment includes assets purchased under noncancelable capital leases of $59.9 and $54.9 at December 31, 2007 and 2006, respectively. Total accumulated amortization on leased assets at December 31, 2007 and 2006 was $40.4 and $30.1, respectively. Depreciation expense for 2007, 2006 and 2005 was $120.2, $133.0 and $118.7, respectively. Amortization expense on leased assets, computer software and leasehold improvements for 2007, 2006 and 2005 was $146.7, $137.4 and $109.9, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2007, 2006 and 2005 of $130.2, $122.9 and $101.9, respectively. Capitalized costs related to the internal development of software of $561.6 and $470.5 at December 31, 2007 and 2006, respectively, are reported with computer software.

10. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2007	2006	2005
Gross medical claims payable, beginning of period	$5,290.3	$4,853.4	$4,134.0
Ceded medical claims payable, beginning of period	(51.0)	(27.7)	(31.9)

Net medical claims payable, beginning of period	5,239.3	4,825.7	4,102.1

Business combinations and purchase adjustments	15.2	(6.4)	784.5
Net incurred medical claims:
Current year	46,366.2	42,613.2	32,865.6
Prior years (redundancies)	(332.7)	(617.7)	(644.9)

Total net incurred medical claims	46,033.5	41,995.5	32,220.7

Net payments attributable to:
Current year medical claims	40,765.7	37,486.0	28,997.1
Prior years medical claims	4,795.0	4,089.5	3,284.5

Total net payments	45,560.7	41,575.5	32,281.6

Net medical claims payable, end of period	5,727.3	5,239.3	4,825.7
Ceded medical claims payable, end of period	60.7	51.0	27.7

Gross medical claims payable, end of period	$5,788.0	$5,290.3	$4,853.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Medical Claims Payable (continued)

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The favorable development in medical claims payable for the years ended December 31, 2007, 2006, and 2005 is primarily attributable to actual claim payment patterns and cost trends differing from those assumed at the time the liability was established.

11. Reinsurance

We reinsure certain risks with other companies and assume risk from other companies. We remain primarily liable to policyholders under ceded insurance contracts and are contingently liable for amounts recoverable from reinsurers in the event that such reinsurers do not meet their contractual obligations.

We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$56,021.8	$55,957.5	$52,143.2	$52,061.5	$40,776.0	$40,829.4
Assumed	47.2	47.5	63.4	63.4	22.2	41.3
Ceded	(135.6)	(140.0)	(154.3)	(153.0)	(169.4)	(190.7)

Net premiums	$55,933.4	$55,865.0	$52,052.3	$51,971.9	$40,628.8	$40,680.0

Percentage of amount assumed to net premiums	0.1%	0.1%	0.1%	0.1%	—%	0.1%

A summary of net premiums written and earned by segment (see Note 19) for the years ended December 31 is as follows:

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
CCB	$39,044.9	$38,984.9	$37,538.1	$37,526.7	$30,260.7	$30,090.8
4SB	11,372.3	11,342.3	9,529.3	9,482.5	6,323.2	6,386.9
Other	5,516.2	5,537.8	4,984.9	4,962.7	4,044.9	4,202.3

Net premiums	$55,933.4	$55,865.0	$52,052.3	$51,971.9	$40,628.8	$40,680.0

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Reinsurance (continued)

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2007	2006	2005
Direct	$46,144.6	$42,293.1	$32,753.3
Assumed	29.8	43.1	8.5
Ceded	(138.3)	(144.8)	(163.0)

Benefit expense	$46,036.1	$42,191.4	$32,598.8

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2007	2006
Policy liabilities, assumed	$98.2	$106.2
Unearned income, assumed	0.1	0.1
Premiums payable, ceded	54.3	35.2
Premiums receivable, assumed	7.4	11.6

12. Capital Stock

Stock Incentive Plans

Our 2001 Stock Incentive Plan, or the 2001 Stock Plan, as amended and restated on January 1, 2003 is an omnibus plan, which allowed for the grant of stock options, stock, restricted stock, phantom stock, stock appreciation rights and performance awards to eligible employees and non-employee directors. On March 15, 2006, our Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan, or the 2006 Incentive Plan, which was approved by our shareholders on May 16, 2006. The 2006 Incentive Plan allows the flexibility to grant or award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other share-based awards to eligible persons. Following approval of the 2006 Incentive Plan on May 16, 2006, no new awards have been or will be made under the 2001 Stock Plan, but the awards outstanding under the 2001 Stock Plan will remain in effect in accordance with their terms.

The 2006 Incentive Plan allows us to grant share-based incentive awards to employees, non-employee directors and consultants covering a total of up to 20.0 shares of our common stock, plus (i) 7.0 shares of our common stock, as previously approved by our shareholders, but not underlying any outstanding options or other awards under the 2001 Stock Plan, and (ii) any additional shares of our common stock subject to outstanding options or other awards under the 2001 Stock Plan that expire, are forfeited or otherwise terminate unexercised on or after March 15, 2006, less 0.1 shares of our common stock granted under the 2001 Stock Plan between March 15, 2006 and May 16, 2006.

In connection with the WellChoice acquisition, we assumed the WellChoice, Inc. 2003 Omnibus Incentive Plan, which provided for the granting of stock options to employees and non-employee directors. WellChoice stock options were converted to WellPoint stock options using the option exchange ratio as defined in the merger agreement. The converted stock options were recorded at the acquisition date as additional paid-in capital and valued at $113.4 using a binomial lattice model. The following weighted-average assumptions were used for the conversion: risk-free interest rate of 4.32%; volatility factor of 22.00%; expected dividend yield of 0.00%; and expected option life of three years.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. The stock options granted in 2007, 2006 and 2005 generally vest over three years in equal semi-annual installments and have a term of ten years from the grant date. Beginning in 2008, stock options granted will generally have a term of seven years from the grant date.

Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Prior to the adoption of FAS 123R, our expense attribution methodology did not consider such vesting provisions and the fair value of the awards was amortized over the stated vesting periods. Effective with the adoption of FAS 123R, we changed our attribution method for newly granted awards and now consider all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.

Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Beginning with the 2007 grants, restricted stock awards also include a performance measure that must be met for the restricted stock award to vest. Prior to the adoption of FAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123R, shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

For the years ended December 31, 2007, 2006 and 2005, we recognized share-based compensation cost of $177.1, $246.9 and $81.2, respectively, as well as related tax benefits of $65.1, $89.9 and $28.5, respectively.

In addition to the higher compensation cost under FAS 123R, the adoption of FAS 123R resulted in a higher number of diluted shares outstanding for purposes of calculating diluted earnings per share due to a change in the calculation of dilutive stock options under the treasury method.

A summary of stock option activity for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	35.2	$48.19
Granted	6.4	80.76
Exercised	(17.1)	42.42
Forfeited or expired	(1.6)	73.79

Outstanding at December 31, 2007	22.9	59.76	6.4	$640.0

Exercisable at December 31, 2007	14.6	49.69	5.5	$555.9

The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 amounted to $609.6, $482.1 and $490.5, respectively. We recognized tax benefits of $240.3, $168.5 and $199.1 in 2007, 2006 and 2005, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $72.3, $105.3 and $59.5, respectively. During the years ended December 31, 2007, 2006 and 2005 we received cash of $723.7, $505.2 and $417.2, respectively, from exercises of stock options.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2007 is as follows:

	Restricted Stock Shares And Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2007	2.0	$68.74
Granted	1.0	80.64
Vested	(0.8)	81.43
Forfeited	(0.7)	74.90

Nonvested at December 31, 2007	1.5	75.42

As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $66.8 and $40.6, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months.

As of December 31, 2007, there were 22.3 shares of common stock available for future grants under the 2006 Incentive Plan.

Fair Value

As described in Note 2, we adopted FAS 123R on January 1, 2006, using the modified prospective transition method. The pro forma information regarding net income and earnings per share presented in Note 2 has been determined as if we accounted for our stock-based compensation using the fair value method.

We use a binomial lattice valuation model to estimate the fair value of all future stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on our stock and historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on our estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. We utilize the “multiple-grant” approach, as described in FAS 123R, for recognizing compensation expense associated with each separately vesting portion of the share-based award.

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2007	2006	2005
Risk-free interest rate	4.56%	4.59%	4.09%
Volatility factor	22.00%	26.00%	28.00%
Dividend yield	—	—	—
Weighted-average expected life	4.4 years	5.1 years	3.9 years

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

The following weighted-average fair values were determined for the years ending December 31:

	2007	2006	2005
Options granted during the year	$21.88	$24.52	$19.71
Restricted stock and stock awards granted during the year	80.64	76.33	65.77
Employee stock purchases during the year	14.72	12.32	13.27

The binomial lattice option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, existing models do not necessarily provide a reliable single measure of the fair value of our stock option grants.

Employee Stock Purchase Plan

We have registered 6.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. Through December 31, 2007, the employee stock purchase plan allowed for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the employee stock purchase plan allows for a purchase price per share which is 85% of the fair value of a share of common stock on the last trading day of the plan quarter. During 2007, 2006, and 2005, 0.9, 0.9, and 1.0 shares of common stock, respectively were purchased under the Stock Purchase Plan, resulting in $13.3, $11.6 and $12.8 of related compensation cost, respectively. As of December 31, 2007, there were approximately 1.6 shares of common stock available for issuance under the Stock Purchase Plan.

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2007, our Board of Directors authorized increases of $9,500.0 in our stock repurchase program, resulting in a total amount available for repurchases in 2007 and thereafter of $10,449.8, which includes $949.8 of authorization remaining unused at December 31, 2006. During 2007, we repurchased and retired approximately 76.9 shares at an average per share price of $79.99, for an aggregate cost of $6,151.4. Therefore, as of December 31, 2007, $4,298.4 remained authorized by our Board of Directors for future repurchases. During 2006, we repurchased and retired approximately 60.7 shares at an average cost per share of $74.91 for an aggregate cost of $4,550.2. During 2005, we repurchased and retired approximately 5.1 shares at an average cost per share of $64.92 for an aggregate cost of $333.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Capital Stock (continued)

retained earnings. Subsequent to December 31, 2007, we repurchased and retired approximately 15.0 shares for an aggregate cost of approximately $1,203.1, leaving approximately $3,095.3 for authorized future repurchases at February 12, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. Shares are repurchased under the program because we believe it is a prudent use of capital.

Shares Issued for the WellChoice Acquisition

On December 28, 2005, as partial consideration in the WellChoice acquisition, we issued 0.5191 of a share of WellPoint common stock for each share of WellChoice common stock outstanding, resulting in additional outstanding shares of approximately 42.7. The $3,200.6 fair value of the common shares issued was determined based on $74.97 per share, which represents the average closing price of our common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the acquisition was announced. Transaction costs of $11.6 reduced the aggregate fair value and $3,189.0 was recorded as par value of common stock and additional paid-in capital.

13. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2007	2006	2005
Denominator for basic earnings per share—weighted-average shares	593.4	627.9	610.9
Effect of dilutive securities:
Employee and director stock options and non vested restricted stock awards	8.6	14.2	14.9

Denominator for diluted earnings per share	602.0	642.1	625.8

During the years ended December 31, 2007 and 2006, weighted average shares related to certain stock options of 4.8 and 5.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. There were no anti-dilutive stock options during the year ended December 31, 2005.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2007	2006
Deferred tax assets relating to:
Pension and postretirement benefits	$210.2	$255.2
Accrued expenses	462.4	418.5
Alternative minimum tax and other credits	2.0	2.0
Insurance reserves	269.3	192.3
Net operating loss carryforwards	47.9	64.5
Bad debt reserves	75.9	83.8
Depreciation and amortization	14.4	24.7
State income tax	107.3	105.4
Deferred compensation	147.9	169.6
Other	103.8	57.3

Total deferred tax assets	1,441.1	1,373.3
Valuation allowance	(22.4)	(22.8)

Total deferred tax assets, net of valuation allowance	1,418.7	1,350.5
Deferred tax liabilities relating to:
Unrealized gains on securities	100.8	103.1
Acquisition related:
Goodwill and conversion	35.2	50.4
Trademarks and software development	2,678.9	2,676.4
Subscriber base, provider and hospital networks	888.9	962.0
Other	11.7	18.6
Investment basis difference	5.2	51.0
Pension benefits	139.8	120.5
Other	3.0	76.1

Total deferred tax liabilities	3,863.5	4,058.1

Net deferred tax liability	$(2,444.8)	$(2,707.6)

Deferred tax asset—current	$559.6	$642.6
Deferred tax liability—noncurrent	(3,004.4)	(3,350.2)

Net deferred tax liability	$(2,444.8)	$(2,707.6)

The net change in the valuation allowance for 2007 and 2006 was $(0.4) and $0.5, respectively. The changes resulted from realized and unrealized capital losses of subsidiaries not included in our consolidated tax return. The remaining valuation allowance is primarily attributable to the uncertainty of alternative minimum tax credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2007	2006	2005
Current tax expense:
Federal	$1,963.1	$1,397.9	$1,401.5
State and local	116.9	133.9	113.7

Total current tax expense	2,080.0	1,531.8	1,515.2
Deferred tax (benefit) expense	(167.5)	287.7	(88.7)

Total income tax expense	$1,912.5	$1,819.5	$1,426.5

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,840.3	35.0%	$1,720.0	35.0%	$1,361.6	35.0%
State and local income taxes net of federal tax benefit	86.2	1.6	84.6	1.7	61.0	1.6
Tax exempt interest and dividends received deduction	(49.7)	(0.9)	(41.5)	(0.8)	(29.0)	(0.7)
Other, net	35.7	0.7	56.4	1.1	32.9	0.8

Total income tax expense	$1,912.5	36.4%	$1,819.5	37.0%	$1,426.5	36.7%

The 2007 effective tax rate was favorably impacted by various tax settlements.

During the third quarter of 2006, we decreased our state deferred tax liability by $43.0, resulting in a tax benefit, net of federal taxes, of $28.0, or $0.04 per basic and diluted shares, for the year ended December 31, 2006. This resulted from a lower effective tax rate due to changes in our state tax apportionment factors following the WellChoice acquisition.

During the first quarter of 2005, a refund claim filed by us in 2003 was approved by the Congressional Joint Committee on Taxation. The claim relates to initially disallowed losses on the sale of certain subsidiaries in the late 1990s. A tax benefit of $28.4 related to this claim was recorded in the first quarter of 2005. Net income per basic and diluted share related to this claim was $0.04 for the year ended December 31, 2005.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. We adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $1.6 effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $884.0.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the year ended December 31, 2007 is as follows:

Balance at January 1, 2007	$727.1
Additions for tax positions related to:
Current year	19.0
Prior years	17.2

Reductions related to:
Tax positions of prior year	(88.0)
Settlements with taxing authorities	(2.5)
Lapses of applicable statute of limitations	(25.8)

Balance at December 31, 2007	$647.0

The table above excludes accrued interest, net of related tax benefits, treated as income tax expense under our accounting policy. The amount excluded is $196.1 and $168.3 as of January 1, 2007 and December 31, 2007, respectively. The interest is included in the amounts described in the following paragraph.

As of December 31, 2007, $512.3 of unrecognized tax benefits, if recognized, would affect our effective tax rate. Included in the December 31, 2007 balance is $116.8 of tax positions arising from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill and would not affect our effective tax rate. Also included is $8.2 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2007 balance includes $132.8 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

As of December 31, 2007, as further described below, certain of our tax years remain subject to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on a number of factors, such as completion of negotiations with taxing authorities, the outcome of litigation and settlement of industry issues. While the amount that may change is dependent upon numerous factors, the possible range may be $0.0 to $(160.0).

We recognize interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax (benefit) expense. For the years ended December 31, 2007, 2006 and 2005, we recognized approximately $(27.8), $35.8 and $23.2 in interest, respectively. The interest in 2007 is comprised of interest recorded in the income statement of $19.9, interest reclassified to a liability account of $(3.4) and interest that is recorded against goodwill in the amount of $(44.3). We had accrued approximately $168.3 and $196.1 for the payment of interest at December 31, 2007 and 2006, respectively.

As of December 31, 2007, our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, we have several tax years for which there are ongoing disputes. For 2007, the IRS invited us to join in the Compliance Assurance Program, or CAP, and we accepted. The objective of CAP is to reduce taxpayer burden

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes (continued)

and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

During 2007, pre-acquisition tax litigation for the year 1987 was settled favorably to us. As a result of the settlement, we were also able to settle with the IRS for the years 1991-2003. We also settled with the IRS in another pre-acquisition examination for the years 1995-1999. In both cases, the resultant tax and pre-acquisition interest were recorded as an adjustment to goodwill.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2007, we had unused federal tax net operating loss carryforwards of approximately $137.0 to offset future taxable income. The loss carryforwards expire in the years 2008 through 2024. During 2007, 2006, and 2005 federal income taxes paid totaled $1,587.4, $1,553.3, and $994.0, respectively.

15. Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at December 31 is as follows:

	2007	2006
Investments:
Gross unrealized gains	$445.2	$418.0
Gross unrealized losses	(179.7)	(148.0)

Net pretax unrealized gains	265.5	270.0
Deferred tax liability	(101.5)	(108.2)

Net unrealized gains on investments	164.0	161.8

Cash flow hedges:
Gross unrealized losses	(12.5)	(8.5)
Deferred tax asset	4.5	2.9

Net unrealized loss on cash flow hedges	(8.0)	(5.6)

Defined benefit pension plans:
Reclassification of additional minimum pension liability	—	(10.6)
Deferred net actuarial gain (loss)	3.5	(98.6)

Deferred net actuarial gain (loss)	3.5	(109.2)
Deferred prior service credits (costs)	8.2	(7.0)
Deferred tax (liability) asset	(4.5)	45.2

Net unrecognized period benefit costs for defined benefit pension plans	7.2	(71.0)

Postretirement benefit plans:
Deferred net actuarial loss	(124.6)	(87.0)
Deferred prior service credits	112.9	29.6
Deferred tax asset	4.6	22.3

Net unrecognized period benefit costs for postretirement benefit plans	(7.1)	(35.1)

Accumulated other comprehensive income	$156.1	$50.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income (Loss) (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2007	2006	2005
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax (benefit) expense of $(10.6), $118.9, and $(89.4), respectively	$(5.1)	$180.5	$(163.8)
Reclassification adjustment for net realized gain (loss) on investment securities, net of tax expense of $3.9, $0.0, and $3.6, respectively	7.3	(0.3)	6.6

Total reclassification adjustment on investments	2.2	180.2	(157.2)
Cash flow hedges:
Holding loss, net of tax benefit of $(1.6), $(2.9), and $(5.2), respectively	(2.4)	(5.6)	(9.7)
Other:
Net change in additional minimum pension liability, net of tax (benefit) expense of $0.0, $(3.0), and $0.4, respectively	—	(4.7)	0.8
Net change in unrecognized period benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $67.4, $0.0, and $0.0, respectively	106.2	—	—

Net gain (loss) recognized in other comprehensive income, net of tax expense (benefit) of $59.1, $113.0, and $(90.6) , respectively	$106.0	$169.9	$(166.1)

16. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2007, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2008	$150.7
2009	135.4
2010	108.6
2011	95.5
2012	82.1
Thereafter	315.7

Total minimum payments required	$888.0

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2007, 2006 and 2005 was $194.8, $182.0, and $140.0, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits

We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.

The WellPoint Cash Balance Pension Plan, or the Plan, which name changed from the Anthem Cash Balance Pension Plan effective January 1, 2006, is a cash balance pension plan sponsored by ATH Holding Company, LLC covering certain eligible employees. The Plan was sponsored by Anthem Insurance prior to December 2007. Effective January 1, 2006, the plan sponsor curtailed the benefits under the Plan. As a result, most participants’ accounts no longer accrue pay credits, but do continue to earn interest. Employees hired on or after January 1, 2006 are not eligible to participate in the Plan. Certain participants were “grandfathered” based on age and years of service. Grandfathered participants continue to accrue pay credits under the Plan formula. We recorded a curtailment gain of $4.6 during the year ended December 31, 2006.

Through June 30, 2006, Anthem Holding Corp. sponsored the WellPoint Health Networks Inc. Pension Accumulation Plan, or the WHN Plan, a defined benefit pension plan which covered eligible employees of WHN and certain WHN subsidiaries prior to its merger with Anthem. Effective January 1, 2004, the plan sponsor curtailed benefits under the WHN Plan, with the result that most participants’ accounts no longer accrued pay credits, but do continue to earn interest. Employees of WHN hired after December 31, 2003 were not eligible to participate in the WHN Plan, except for certain employees covered by collective bargaining agreements. Certain participants were “grandfathered” based on age and years of service. Grandfathered participants continue to accrue pay credits under the WHN Plan formula. Effective June 30, 2006, the WHN Plan was merged into the Plan.

Through December 31, 2006, WellPoint Holding Corp. sponsored the Empire Blue Cross and Blue Shield Cash Balance Pension Plan, or the Empire Plan, a cash balance defined benefit plan which covered eligible employees of WellChoice and certain of its subsidiaries prior to our acquisition of WellChoice. The Empire Plan was merged into the Plan on December 31, 2006. Effective January 1, 2007, the plan sponsor curtailed benefits under the Empire Plan. As a result, most participants’ accounts no longer accrue pay credits, but continue to earn interest. Employees hired on or after January 1, 2007 are not eligible to participate in the Plan. Certain participants were “grandfathered” based on age and years of service in the former Empire Plan. Grandfathered participants continue to receive pay credits under the Empire Plan formula. There was no curtailment gain or loss associated with the curtailment of benefits under the Empire Plan.

The UGS Pension Plan is a defined benefit pension plan, which covers eligible employees (including certain employees covered by a collective bargaining agreement) of National Government Services, Inc., which name changed from AdminaStar Federal, Inc. effective November 17, 2006, who were formerly employed by United Government Services, LLC, or UGS. Effective January 1, 2004, the plan sponsor curtailed benefits under the UGS Pension Plan, resulting in most non-bargained participants’ accounts no longer accruing pay credits but continuing to earn interest. Employees subject to collective bargaining, as well as certain non-bargained employees who were “grandfathered” based on age and years of service, continue to receive pay credits. Non-bargained employees of UGS hired after December 31, 2003 are not eligible to participate in the UGS Pension Plan.

The Employees’ Retirement Plan of Blue Cross of California, or the BCC Plan, provides retirement benefits to eligible employees of Blue Cross of California who are covered by a collective bargaining agreement. Effective January 1, 2007, the plan sponsor curtailed benefits under the BCC Plan by providing that no Blue Cross of California employees hired after December 31, 2006 are eligible to participate in the BCC Plan. There was no curtailment gain or loss associated with the curtailment of benefits under the BCC Plan.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Pension Protection Act of 2006 and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.

In addition, we offer certain employees postretirement benefits including certain life, medical, vision and dental benefits upon retirement. There are several postretirement benefit plans, which differ in amounts of coverage, deductibles, retiree contributions, years of service and retirement age. We may fund certain benefit costs through discretionary contributions to a Voluntary Employees’ Beneficiary Association, or VEBA, trust. Other costs are accrued, with the retiree paying a portion of the costs. Postretirement plan assets held in the VEBA trust consist primarily of bonds and equity securities.

We currently use a September 30 measurement date for determining benefit obligations and fair value of plan assets and will adopt the fiscal-year-end measurement requirements of FAS 158 on December 31, 2008 using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings and net periodic benefit cost for 2008.

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

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Benefit obligation at beginning of year	$1,816.7	$1,966.0	$603.8	$603.2
Service cost	36.9	60.1	7.2	12.1
Interest cost	102.6	102.4	33.8	31.1
Plan amendments	(8.8)	10.2	(88.7)	(20.2)
Actuarial (gain) loss	16.0	(140.3)	47.0	(6.3)
Benefits paid	(202.4)	(183.5)	(42.4)	(35.3)
Business combinations	—	1.8	—	19.2

Benefit obligation at end of year	$1,761.0	$1,816.7	$560.7	$603.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$1,987.4	$1,911.9	$39.3	$41.9
Actual return on plan assets	281.3	150.4	8.8	(0.7)
Employer contributions	8.6	108.6	42.2	33.3
Benefits paid	(196.1)	(183.5)	(43.8)	(35.2)

Fair value of plan assets at end of year	$2,081.2	$1,987.4	$46.5	$39.3

The reconciliation of the funded status to the net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Funded status	$320.2	$170.7	$(514.2)	$(564.5)
Contributions made after the measurement date	29.5	1.5	13.5	10.1

Net amount at December 31	$349.7	$172.2	$(500.7)	$(554.4)

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Noncurrent assets	$411.7	$274.1	$—	$—
Current liabilities	(2.2)	(6.9)	—	(19.1)
Noncurrent liabilities	(59.8)	(95.0)	(500.7)	(535.3)

Net amount at December 31	$349.7	$172.2	$(500.7)	$(554.4)

The net amounts included in accumulated other comprehensive (income) loss that have not been recognized as components of net period benefit costs are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Net actuarial (gain) loss	$(3.5)	$109.2	$124.6	$87.0
Prior service cost (credit)	(8.2)	7.0	(112.9)	(29.6)

Net amount at December 31	$(11.7)	$116.2	$11.7	$57.4

The estimated net actuarial loss and prior service cost (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $0.0 and $(0.8) respectively. The estimated net actuarial loss and prior service cost (credit) for postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year are $5.3 and $(9.8), respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The accumulated benefit obligation for the defined benefit pension plans was $1,756.7 and $1,803.7 at December 31, 2007 and 2006, respectively.

As of December 31, 2007, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $91.5, $90.5 and $0.0, respectively.

The assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.90%	6.10%	5.90%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%	7.25%	7.11%

The components of net periodic benefit (credit) cost included in the consolidated statements of income are as follows:

	2007	2006	2005
Pension Benefits
Service cost	$36.9	$60.1	$59.0
Interest cost	102.5	102.4	78.5
Expected return on assets	(153.2)	(144.6)	(102.6)
Recognized actuarial loss	0.5	17.9	17.3
Amortization of prior service cost	0.2	1.4	(3.6)
Curtailment loss (gain)	0.2	(4.6)	—

Net periodic benefit (credit) cost	$(12.9)	$32.6	$48.6

Other Benefits
Service cost	$7.2	$12.1	$8.1
Interest cost	33.9	31.1	25.0
Expected return on assets	(3.3)	(2.8)	(2.7)
Recognized actuarial loss	3.9	4.2	0.4
Amortization of prior service cost	(5.4)	(2.5)	(4.0)

Net periodic benefit cost	$36.3	$42.1	$26.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

The assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2007	2006	2005
Pension Benefits
Discount rate	5.90%	5.31%	5.83%
Rate of compensation increase	4.50%	4.39%	4.34%
Expected rate of return on plan assets	8.00%	8.00%	8.16%

Other Benefits
Discount rate	5.90%	5.29%	5.87%
Rate of compensation increase	4.50%	4.42%	4.26%
Expected rate of return on plan assets	7.11%	6.95%	6.05%

The assumed health care cost trend rates to be used for next year to measure the expected cost of other benefits is 8.50% with a gradual decline to 5.0% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2007 by $40.0 and would increase service and interest costs by $1.9. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $33.8 as of December 31, 2007 and would decrease service and interest costs by $1.6.

An important factor in determining our pension expense is the assumption for expected long-term rate of return on plan assets. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in employer expense and cash flow.

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternatives across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. As of the measurement date, our targeted asset allocation and actual allocation by asset category are as follows:

	Target Allocation for All Plans	Actual Allocation
		Pension Benefit Assets		Other Benefit Assets
		2007	2006	2007	2006
Equity securities	54%	60%	67%	62%	66%
Fixed maturity securities	35	36	32	36	33
Other	11	4	1	2	1

Total	100%	100%	100%	100%	100%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Retirement Benefits (continued)

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2007, no contributions were necessary to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $8.6 to the defined benefit pension plans. Employer contributions related to other benefits represent payments to retirees for current benefits. Contributions to the VEBA are generally not material.

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2008	$183.3	$41.4
2009	154.2	41.2
2010	162.1	41.4
2011	152.3	41.8
2012	154.6	42.4
2013 – 2017	811.5	213.7

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, which name changed from the Anthem 401(k) Long Term Savings Investment Plan effective December 31, 2005, a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $95.2, $85.2, and $74.6 during 2007, 2006, and 2005, respectively.

18. Commitments and Contingencies

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and is not affected by the prior settlement between us and plaintiffs. The Love Litigation alleges that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted preliminary approval on May 31, 2007. The settlement will not have a material effect on our consolidated financial position or results of operations.

Prior to WHN’s acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Commitments and Contingencies (continued)

Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We are currently in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. On April 23, 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm and John Hancock filed an Application to Vacate the arbitration rulings, which are currently pending in federal court. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H, both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007, the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws. While the outcome is currently unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in mediation or arbitration. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded. An amended complaint was recently filed adding the California Medical Association along with the California Hospital Association as new plaintiffs in the suit. We deny any wrongdoing and intend to vigorously defend these proceedings. While the outcome is unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

Other Contingencies

From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers generally, exclude certain health care services from coverage under our HMO, PPO and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Commitments and Contingencies (continued)

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business transacted, arising out of our operations and our 2001 demutualization, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations and Commitments

We have entered into certain agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at December 31, 2007 is approximately $829.8 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, we may be required to make an additional capital contribution of up to $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by us do not exceed specified targets. Approximately $8.3 of this $18.0 has been funded through December 31, 2007. The well-being center began operations during December 2006.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2007, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

19. Segment Information

We revised our reportable segments during the first quarter of 2007 consistent with changes made to our organizational structure, which reflected how the chief operating decision maker evaluated the performance of the business beginning January 1, 2007. Segment disclosures for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

Through December 31, 2007, we managed our operations through three reportable segments: Consumer and Commercial Business, or CCB; Specialty, Senior and State Sponsored Business, or 4SB; and Other.

CCB segment includes business units, which offer similar products and services, including commercial accounts and individual programs. CCB offers a diversified mix of managed care products, including PPOs,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

HMOs, traditional indemnity benefits and POS plans. CCB also offers a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products. Additionally, CCB provides a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

4SB segment is comprised of businesses providing health and specialty products and services such as Medicare Part D, Medicare Advantage, Medicare Supplement, Medicaid, life and disability insurance benefits, PBM, specialty pharmacy, dental, vision, behavioral health benefit services and long-term care insurance. 4SB also provides network rental and medical management services to workers compensation carriers.

The Other segment includes results from our Federal Government Solutions, or FGS, business and other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments. FGS business includes the Federal Employee Program, or FEP, and National Government Services, Inc. (which name changed from AdminaStar Federal, Inc. effective November 17, 2006), or NGS, which acts as a Medicare contractor in several regions across the nation.

As a result of organizational changes during 2006, we recorded general and administrative expenses of $55.3 for employee termination costs. We made payments of $3.7 during 2006 related to these termination costs and as of December 31, 2006, a liability of $51.6 remained for future payments of termination costs. During 2007, we accrued an additional $10.5, released unused accruals of $3.4 and made payments of $58.1 related to these termination costs. A liability of $0.6 remained at December 31, 2007 for future payments of termination costs.

Through our participation in various federal government programs, we generated approximately 17%, 16% and 11% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2007, 2006, and 2005, respectively. These revenues are contained in the 4SB and Other segments.

We define operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products. Operating expenses are comprised of benefit expense, selling expense, general and administrative expense and cost of drugs. We calculate operating gain or loss as operating revenue less operating expenses.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost, and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate investment income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Financial data by reportable segment for the years ended December 31 is as follows:

	CCB	4SB	Other and Eliminations	Total
Year ended December 31, 2007
Operating revenue from external customers	$42,122.0	$12,014.8	$5,985.2	$60,122.0
Intersegment revenues	—	1,700.6	(1,700.6)	—
Operating gain	3,999.7	972.3	12.2	4,984.2
Depreciation and lease amortization expense	—	—	266.9	266.9

Year ended December 31, 2006
Operating revenue from external customers	40,602.6	10,116.0	5,441.8	56,160.4
Intersegment revenues	—	1,437.1	(1,437.1)	—
Operating gain (loss)	3,679.5	1,117.0	(59.6)	4,736.9
Depreciation and lease amortization expense	—	—	270.9	270.9

Year ended December 31, 2005
Operating revenue from external customers	32,182.7	7,253.8	4,554.7	43,991.2
Intersegment revenues	—	1,173.8	(1,173.8)	—
Operating gain (loss)	2,892.7	932.7	(92.9)	3,732.5
Depreciation and lease amortization expense	4.4	0.4	224.0	228.8

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2007	2006	2005
CCB
Managed care products	$39,067.0	$37,721.3	$29,964.7
Managed care services	3,055.0	2,881.3	2,218.0

Total CCB	42,122.0	40,602.6	32,182.7

4SB
Managed care products	10,069.0	8,136.4	5,304.4
Managed care services	32.3	31.1	10.3
Dental/Vision products and services	840.7	804.7	738.7
Pharmacy products and services	640.9	691.2	598.5
Other	431.9	452.6	601.9

Total 4SB	12,014.8	10,116.0	7,253.8

Other
Government services	5,945.8	5,392.9	4,497.1
Other	39.4	48.9	57.6

Total Other	5,985.2	5,441.8	4,554.7

Total revenues from external customers	$60,122.0	$56,160.4	$43,991.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

The classification between managed care products and managed care services in the above table primarily distinguishes between the level of risk assumed. Managed care products represent insurance products where we bear the insurance risk, whereas managed care services represent product offerings where we provide claims adjudication and other administrative services to the customer, but the customer principally bears the insurance risk.

Asset and equity details by reportable segment have not been disclosed, as we do not internally report such information.

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2007	2006	2005
Reportable segments operating revenues	$60,122.0	$56,160.4	$43,991.2
Net investment income	1,001.1	878.7	633.1
Net realized gains (losses) on investments	11.2	(0.3)	(10.2)

Total revenues	$61,134.3	$57,038.8	$44,614.1

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2007	2006	2005
Reportable segments operating gain	$4,984.2	$4,736.9	$3,732.5
Net investment income	1,001.1	878.7	633.1
Net realized gains (losses) on investments	11.2	(0.3)	(10.2)
Interest expense	(447.9)	(403.5)	(226.2)
Amortization of other intangible assets	(290.7)	(297.4)	(238.9)

Income before income taxes	$5,257.9	$4,914.4	$3,890.3

On October 2, 2007, we announced a new organizational structure with new strategic business units: a Commercial Business unit and a Consumer Business Unit that service different customer types. The Commercial Business unit includes Local Group customers, National Accounts, UniCare and Specialty business operations (dental, vision, life and disability and workers’ compensation). The Consumer Business unit includes Senior, State Sponsored and Individual business. In addition, a new Comprehensive Health Solutions Business unit brings together our resources focused on optimizing the quality of health care and the cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our FGS business includes FEP and NGS, which acts as a Medicare contractor. This simplified, customer-focused structure builds on the strength of our commercial and consumer businesses, and will create additional opportunities for cross-selling medical and specialty products. These changes also emphasize our comprehensive approach to improving the quality, transparency and cost of health care for all of our customers. Our chief operating decision maker will assess performance under this new structure effective January 1, 2008 and, accordingly, we expect to revise our reportable segments in the first quarter of 2008.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Related Party Transaction

WellPoint Foundation, Inc., or the Foundation, which name changed from Anthem Foundation, Inc. effective July 1, 2006, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. Effective July 1, 2006, WellPoint Foundation, a Section 501(c)(3) non-profit organization previously formed to improve the health and well-being of individuals in communities served by the former WHN, was merged into the Foundation. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. We received $0.6 from the Foundation for administrative services provided by our associates in 2007. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. No contributions were made to the Foundation in 2007, 2006 or 2005. We have no current legal obligations for future commitments to the Foundation.

21. Statutory Information

Our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, or statutory, which vary in certain respects from GAAP. Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

Our insurance and HMO subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.

Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.

Our insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2007 and 2006, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements.

Statutory-basis capital and surplus for our insurance and HMO subsidiaries was $7,642.8 and $7,981.6 at December 31, 2007 and 2006, respectively. Statutory-basis net income of our insurance and HMO subsidiaries was $3,119.9, $2,931.2, and $2,385.1 for 2007, 2006, and 2005, respectively. Statutory-basis net income includes WellChoice statutory results for the full year ended December 31, 2007, 2006 and 2005.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2007
Total revenues	$15,079.2	$15,259.8	$15,233.9	$15,561.4
Income before income taxes	1,246.4	1,317.3	1,371.4	1,322.8
Net income	783.1	835.2	868.0	859.1

Basic net income per share	1.28	1.37	1.47	1.52
Diluted net income per share	1.26	1.35	1.45	1.51

2006
Total revenues	$13,838.5	$14,171.1	$14,449.4	$14,579.8
Income before income taxes	1,172.7	1,203.3	1,254.6	1,283.8
Net income	731.8	751.2	810.8	801.1

Basic net income per share	1.12	1.20	1.31	1.30
Diluted net income per share	1.09	1.17	1.29	1.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of WellPoint, Inc., or the Company, is responsible for establishing and maintaining effective internal control over financial reporting, or Internal Control, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2007. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2007, and has also issued an audit report dated February 13, 2008, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included in this Annual Report on Form 10-K.

/s/ ANGELA F. BRALY	/s/ WAYNE S. DEVEYDT
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Control that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Control.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited WellPoint’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 13, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 13, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and concerning our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following financial statement schedule of the Company is included in Item 15(c):

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$275.6	$203.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $54.5 and $26.9)	54.7	26.8
Equity securities (cost of $290.3 and $299.8)	326.5	323.0
Other invested assets, current	9.0	30.3
Other receivables	15.4	27.4
Income taxes receivable	75.3	—
Net due from subsidiaries	400.7	185.8
Securities lending collateral	208.5	278.4
Deferred tax assets, net	2.9	2,583.7
Other current assets	108.1	103.2

Total current assets	1,476.7	3,761.7
Long-term investments available for sale, at fair value:
Fixed maturity securities (amortized cost of $1,539.6 and $1,153.6)	1,552.4	1,142.9
Equity securities (cost of $8.0 and $11.4)	8.0	8.3
Other invested assets, long-term	425.2	385.0
Property and equipment	5.3	5.6
Deferred tax asset, net, non current	371.0	—
Investment in subsidiaries	29,053.1	29,847.4
Other noncurrent assets	41.0	17.4

Total assets	$32,932.7	$35,168.3

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$185.6	$266.8
Income taxes payable	—	513.0
Securities lending payable	208.5	278.4
Current portion of long-term debt	—	493.2
Other current liabilities	108.3	93.9

Total current liabilities	502.4	1,645.3
Long-term debt	8,572.9	6,037.1
Deferred income taxes	—	2,468.1
Other noncurrent liabilities	867.0	442.0

Total liabilities	9,942.3	10,592.5

Commitments and contingencies—Note 6

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 556,212,039 and 615,500,865	5.6	6.1
Additional paid-in capital	18,441.1	19,863.5
Retained earnings	4,387.6	4,656.1
Accumulated other comprehensive income	156.1	50.1

Total shareholders’ equity	22,990.4	24,575.8

Total liabilities and shareholders’ equity	$32,932.7	$35,168.3

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2007	2006	2005
Revenues
Net investment income	$110.2	$81.6	$77.6
Net realized losses on investments	(18.8)	(17.4)	(3.1)
Other revenue	0.4	0.4	0.4

Total revenues	91.8	64.6	74.9

Expenses
General and administrative expense	183.3	208.3	95.8
Interest expense	415.9	327.6	185.9

Total expenses	599.2	535.9	281.7

Loss before income tax credits and equity in net income of subsidiaries	(507.4)	(471.3)	(206.8)
Income tax credits	(179.3)	(161.8)	(46.4)
Equity in net income of subsidiaries	3,673.5	3,404.4	2,624.2

Net income	$3,345.4	$3,094.9	$2,463.8

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Consolidated Statements of Cash Flows

(In millions)	Year ended December 31
	2007	2006	2005
Operating activities
Net income	$3,345.4	$3,094.9	$2,463.8
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) earnings of subsidiaries	772.9	(1,059.1)	398.9
Net realized losses on investments	18.8	17.4	3.1
Deferred income taxes	(136.8)	(58.6)	32.0
Amortization, net of accretion	16.6	6.5	10.1
Depreciation	0.3	0.3	0.3
Share-based compensation	177.1	149.0	75.9
Excess tax benefits from share-based compensation	(153.3)	(136.5)	—
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	12.5	(2.0)	(25.1)
Other invested assets, current	21.3	(30.3)	—
Other assets	(32.5)	(114.0)	6.6
Amounts due from subsidiaries	(155.5)	(3.0)	(94.0)
Accounts payable and accrued expenses	(33.6)	45.7	32.0
Other liabilities	(55.4)	443.7	(18.9)
Income taxes	58.8	(103.3)	443.2

Net cash provided by operating activities	3,856.6	2,250.7	3,327.9

Investing activities
Purchases of investments	(1,704.1)	(2,095.1)	(3,538.9)
Proceeds from sales, maturities and redemptions of investments	1,275.9	2,346.2	1,774.1
Redemption of subsidiary surplus notes	—	432.9	—
Capitalization of subsidiaries	(12.7)	(34.8)	—
Change in securities lending collateral	69.9	(278.4)	—
Purchases of subsidiaries, net of cash acquired	—	—	(3,505.9)
Other, net	(40.2)	(411.6)	—

Net cash used in investing activities	(411.2)	(40.8)	(5,270.7)

Financing activities
Net proceeds (payment) from commercial paper borrowings	502.8	(306.0)	808.2
Proceeds from long-term borrowings	1,978.3	2,668.2	1,700.0
Repayment of long-term borrowings	(500.0)	(1,700.0)	(150.0)
Changes in securities lending payable	(69.9)	278.4	—
Change in bank overdrafts	(70.5)	190.7	—
Repurchase and retirement of common stock	(6,151.4)	(4,550.2)	(333.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	784.5	559.5	429.3
Excess tax benefits from share-based compensation	153.3	136.5	—
Other, net	—	—	(2.5)

Net cash (used in) provided by financing activities	(3,372.9)	(2,722.9)	2,451.6

Change in cash and cash equivalents	72.5	(513.0)	508.8
Cash and cash equivalents at beginning of year	203.1	716.1	207.3

Cash and cash equivalents at end of year	$275.6	$203.1	$716.1

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2007

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

As discussed in Note 2 to the consolidated financial statements, during 2006, WellPoint adopted Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), Share-Based Payment, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).

WellPoint’s parent company only financial statements should be read in conjunction with WellPoint’s audited consolidated financial statements and the accompanying notes included in this Form 10-K.

2. Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $4,446.4, $2,346.4, and $3,023.1 during 2007, 2006, and 2005, respectively.

Investment in Subsidiaries

On December 28, 2005, WellPoint completed its acquisition of WellChoice, Inc., or WellChoice and purchased 100% of the outstanding common stock of WellChoice. As a result of the acquisition, each WellChoice stockholder received $38.25 in cash, without interest, and 0.5191 shares of WellPoint common stock for each share of WellChoice common stock held. The purchase price was $6,463.9 and included cash of $3,126.4, the issuance of 42.4 shares of WellPoint common stock valued at $3,180.8, 0.3 shares of WellChoice restricted stock and stock units converted to WellPoint stock valued at $19.8, WellChoice stock options converted to WellPoint stock options and other stock awards valued at $113.4, and $23.5 of transaction costs.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

2. Subsidiary Transactions (continued)

The fair value of common stock issued was based on $74.97 per share, which represents the average closing price of WellPoint’s common stock for the five trading days ranging from two days before to two days after September 27, 2005, the date the merger was announced.

On June 9, 2005, WellPoint completed its acquisition of Lumenos, Inc., or Lumenos. The total consideration for the acquisition was approximately $185.0 in cash paid to stockholders of Lumenos.

Capital contributions to subsidiaries were $12.7, $167.8, and $60.1 during 2007, 2006, and 2005, respectively. The contributions in 2006 included non-cash amounts of $133.0. The 2005 contributions were non-cash.

Amounts Due to and From Subsidiaries

During December 2006, Anthem Insurance Companies, Inc. redeemed surplus notes at par value, and cash of $432.9 was received by WellPoint.

At December 31, 2007, 2006, and 2005 WellPoint reported $250.7, $185.8, and $175.9 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets.

3. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	December 31
	2007	2006
Senior unsecured notes:
3.500%, face amount of $200.0, due 2007	$—	$198.3
3.750%, face amount of $300.0, due 2007	—	294.9
4.250%, face amount of $300.0, due 2009	298.9	298.4
5.000%, face amount of $700.0, due 2011	696.0	694.6
6.800%, face amount of $800.0, due 2012	820.6	793.5
5.000%, face amount of $500.0, due 2014	507.6	484.3
5.250%, face amount of $1,100.0, due 2016	1,089.6	1,088.5
5.875%, face amount of $700.0, due 2017	690.2	—
5.264%, face amount of $1,090.0, due 2022	500.0	—
5.950%, face amount of $500.0, due 2034	494.3	494.1
5.850%, face amount of $900.0, due 2036	888.7	888.4
6.375%, face amount of $800.0, due 2037	788.8	—
Variable rate debt:
Commercial paper program	1,798.2	1,295.3

Total debt	8,572.9	6,530.3
Current portion of debt	—	(493.2)

Long-term debt, less current portion	$8,572.9	$6,037.1

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

3. Long-Term Debt (continued)

On September 1, 2007, we repaid $200.0 of our 3.500% notes, which matured on that date. On December 14, 2007, we repaid $300.0 of our 3.750% notes, which matured on that date.

On August 21, 2007, we issued zero coupon notes in a private placement transactions exempt from registration. Gross proceeds to us were $500.0. The notes have a final maturity date of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance were for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have initially been classified as long-term debt on our balance sheet, and will be reclassified to current portion of long-term debt beginning one year prior to the date we may be required to repurchase the notes.

On June 8, 2007, we issued $700.0 of 5.875% notes due 2017 and $800.0 of 6.375% notes due 2037 under a shelf registration statement filed with the U.S. Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance were for working capital and for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon occurrence of both a change of control event and a downgrade of the notes.

On January 10, 2006, we issued $700.0 of 5.000% notes due 2011; $1,100.0 of 5.250% notes due 2016; and $900.0 of 5.850% notes due 2036, under a shelf registration statement filed with the U.S. Securities and Exchange Commission on December 28, 2005. The proceeds from this debt issuance were used to repay a bridge loan of $1,700.0 and to repay approximately $1,000.0 of commercial paper, which were both obtained to partially fund the December 28, 2005 WellChoice acquisition.

On November 29, 2005, we entered into a senior credit facility, or the facility, with certain lenders for general corporate purposes. We amended this facility in September 2006. The facility provides credit for up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. WellPoint’s ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.8 in 2007 and $2.4 in 2006 and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2007 or December 31, 2006 or during the year then ended. At December 31, 2007, we had $701.8 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2007 and 2006 were 5.50% and 5.42%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2007 and 2006 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the senior credit facility described above.

Interest paid during 2007, 2006, and 2005 was $388.7, $293.0, and $181.6, respectively.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

3. Long-Term Debt (continued)

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of long-term debt are as follows: 2008, $1,798.2; 2009, $298.9; 2010, $0.0; 2011, $696.0; 2012, $820.6; and thereafter, $4,959.2.

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

WELLPOINT, INC.

By:	/S/ ANGELA F. BRALY
Angela F. Braly President and Chief Executive Officer

Dated: February 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANGELA F. BRALY Angela F. Braly	President and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2008

/S/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2008

/S/ JAMIE S. MILLER Jamie S. Miller	Senior Vice President and Chief Accounting Officer and Controller (Chief Accounting Officer)	February 21, 2008

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	Chairman of the Board	February 21, 2008

/S/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 21, 2008

/S/ SUSAN B. BAYH Susan B. Bayh	Director	February 21, 2008

/S/ SHEILA P. BURKE Sheila P. Burke	Director	February 21, 2008

/S/ WILLIAM H.T. BUSH William H.T. Bush	Director	February 21, 2008

/S/ JULIE A. HILL Julie A. Hill	Director	February 21, 2008

/S/ WARREN Y. JOBE Warren Y. Jobe	Director	February 21, 2008

/S/ VICTOR S. LISS Victor S. Liss	Director	February 21, 2008

/s/ WILLIAM G. MAYS William G. Mays	Director	February 21, 2008

/S/ RAMIRO G. PERU Ramiro G. Peru	Director	February 21, 2008

Signature	Title	Date

/S/ JANE G. PISANO Jane G. Pisano	Director	February 21, 2008

/S/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	February 21, 2008

/S/ WILLIAM J. RYAN William J. Ryan	Director	February 21, 2008

/S/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 21, 2008

/S/ JACKIE M. WARD Jackie M. Ward	Director	February 21, 2008

/S/ JOHN E. ZUCCOTTI John E. Zuccotti	Director	February 21, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 16, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective May 16, 2007 (Included in Exhibit 3.2).

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

4.5	Amended and Restated Indenture, dated as of June 8, 2001, by and between WellPoint Health Networks Inc. (as predecessor by merger to Anthem Holding Corp., “WellPoint Health”) and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to WellPoint Health’s Current Report on Form 8-K filed on June 12, 2001.

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

Exhibit Number	Exhibit

4.6	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.6).

(b) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.6).

(c) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.6).

4.7	Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

4.8	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

(a)    First Amendment to the WellPoint 2006 Incentive Compensation Plan, effective as of December 6, 2006, incorporated by reference to Exhibit 10.2(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(b)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.58(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(c)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Larry C. Glasscock, incorporated by reference to Exhibit 10.58 (b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(d)    Form of Incentive Compensation Plan Restricted Stock Award Agreement; incorporated by reference to Exhibit 10.58 (c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(e)    Form of Incentive Compensation Plan Restricted Stock Award Agreement for Annual Bonus over two times target, incorporated by reference to Exhibit 10.58 (d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(f)     Form of Incentive Compensation Plan Restricted Stock Award Agreement with Larry C. Glasscock, incorporated by reference to Exhibit 10.58(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(g) Form of Non-Qualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.58(f) to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(h) Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.58(g) to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(i)     Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(j)     Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(k) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008.

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

Exhibit Number	Exhibit

10.5*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, effective as of December 31, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.6*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective October 1, 2007, with certain other effective dates, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.7*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.8*	WellPoint Directed Executive Compensation Plan, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.9*	WellPoint, Inc. Board of Directors Compensation Program, approved February 2, 2005, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 8, 2005.

10.10*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(a)    First Amendment to the WellPoint Board of Directors’ Deferred Compensation Plan, dated as of December 7, 2006, incorporated by reference to Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.11*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Exhibit Number		Exhibit

10.12	*	WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13	*	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.14	*	Form of letter agreement, dated February 2004, between WellPoint Health and executive officers of WellPoint Health, incorporated by reference to Exhibit 10.83 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.15	*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.16	*	Employment Agreement by and between WellPoint, Inc. and Larry C. Glasscock, dated as of December 28, 2005, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17	*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007.

10.18	*

Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (with respect to Section 5(c) only), incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration

No. 333-67714).

10.19	*

(a)    Form of Employment Agreement between the Company and each of the following: Mark L. Boxer; Randal Brown; Randall Lewis; and, Samuel R. Nussbaum, M.D., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)    Form of Employment Agreement between the Company and each of the following: Ken R. Goulet; Jamie S. Miller; and, Wayne S. DeVeydt, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (See Exhibit A).

(c)    Form of Employment between the Company and each of the following: Dijuana Lewis; and, Bradley M. Fluegel, incorporated by reference to Exhibit 10.27(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (see Exhibit A).

10.20	*	Description of agreement between the Company and Alice F. Rosenblatt, dated August 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2007.

10.21	*	Agreement between the Company and Joan E. Herman, dated September 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

10.22		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit Number		Exhibit

10.23		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.24		Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004.

10.25		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Blue Cross of California, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.26		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.27		Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997.

10.28		Settlement Agreement, dated as of July 11, 2005, by and among the Company, the Representative Plaintiffs, the Signatory Medical Societies and Class Counsel, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29	*	2007 Annual Salary Information for Chief Executive Officer and Named Executive Officers.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.