Form 10-Q
period 2008-03-31
WELLPOINT INC
filed 2008-04-23
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 16, 2008
Common Stock, $0.01 par value	526,177,499 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2008

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,552.1	$2,767.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,721.9 and $1,814.5)	1,743.4	1,832.6
Equity securities (cost of $2,063.1 and $1,732.7)	2,066.4	1,893.7
Other invested assets, current	35.9	40.3
Accrued investment income	161.7	165.8
Premium and self-funded receivables	3,167.0	2,870.1
Other receivables	1,160.5	996.4
Income tax receivable	–	0.9
Securities lending collateral	756.6	854.1
Deferred tax assets, net	642.1	559.6
Other current assets	1,123.8	1,050.4

Total current assets	13,409.5	13,031.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $13,053.6 and $13,832.6)	13,035.5	13,917.3
Equity securities (cost of $43.6 and $43.4)	43.9	45.1
Other invested assets, long-term	771.2	752.9
Property and equipment, net	1,002.7	995.9
Goodwill	13,429.4	13,435.4
Other intangible assets	9,149.7	9,220.8
Other noncurrent assets	713.8	660.8

Total assets	$51,555.7	$52,060.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,398.1	$5,788.0
Reserves for future policy benefits	66.9	63.7
Other policyholder liabilities	1,724.3	1,832.2

Total policy liabilities	8,189.3	7,683.9
Unearned income	1,151.0	1,114.6
Accounts payable and accrued expenses	3,016.7	2,909.6
Income taxes payable	270.6	–
Security trades pending payable	26.1	50.6
Securities lending payable	756.6	854.1
Current portion of long-term debt	19.9	20.4
Other current liabilities	1,861.4	1,755.0

Total current liabilities	15,291.6	14,388.2
Long-term debt, less current portion	9,266.5	9,023.5
Reserves for future policy benefits, noncurrent	658.6	661.9
Deferred tax liability, net	2,983.4	3,004.4
Other noncurrent liabilities	1,851.5	1,991.6

Total liabilities	30,051.6	29,069.6

Commitments and contingencies – Note 13

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 527,951,398 and 556,212,039	5.3	5.6
Additional paid-in capital	17,550.7	18,441.1
Retained earnings	3,954.2	4,387.6
Accumulated other comprehensive (loss) income	(6.1)	156.1

Total shareholders’ equity	21,504.1	22,990.4

Total liabilities and shareholders’ equity	$51,555.7	$52,060.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended March 31
	2008	2007
Revenues
Premiums	$14,234.4	$13,757.4
Administrative fees	969.6	924.5
Other revenue	162.6	159.3

Total operating revenue	15,366.6	14,841.2
Net investment income	232.7	246.6
Net realized (losses) gains on investments	(45.6)	0.2

Total revenues	15,553.7	15,088.0

Expenses
Benefit expense	12,116.5	11,429.8
Selling, general and administrative expense:
Selling expense	444.3	423.0
General and administrative expense	1,804.3	1,708.6

Total selling, general and administrative expense	2,248.6	2,131.6
Cost of drugs	118.9	106.5
Interest expense	119.0	102.9
Amortization of other intangible assets	71.5	70.8

Total expenses	14,674.5	13,841.6

Income before income tax expense	879.2	1,246.4
Income tax expense	291.1	463.3

Net income	$588.1	$783.1

Net income per share
Basic	$1.08	$1.28

Diluted	$1.07	$1.26

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Three Months Ended March 31
	2008	2007
Operating activities
Net income	$588.1	$783.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	45.6	(0.2)
Loss on disposal of assets	0.2	0.2
Deferred income taxes	(6.0)	(97.1)
Amortization, net of accretion	118.9	112.4
Depreciation expense	25.8	31.7
Share-based compensation	37.0	40.3
Excess tax benefits from share-based compensation	(11.1)	(51.2)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(454.0)	(209.0)
Other invested assets, current	4.5	23.4
Other assets	(135.8)	(36.7)
Policy liabilities	502.1	463.6
Unearned income	36.4	667.9
Accounts payable and accrued expenses	(48.3)	(319.0)
Other liabilities	23.6	74.6
Income taxes	289.0	500.2
Other, net	17.8	(3.1)

Net cash provided by operating activities	1,033.8	1,981.1

Investing activities
Purchases of fixed maturity securities	(1,742.9)	(2,417.9)
Proceeds from fixed maturity securities:
Sales	1,938.8	1,389.1
Maturities, calls and redemptions	642.7	172.0
Purchase of equity securities	(744.9)	(375.1)
Proceeds from sales of equity securities	377.4	484.3
Changes in securities lending collateral	97.5	151.4
Purchases of subsidiaries, net of cash acquired	(0.4)	–
Purchases of property and equipment	(79.0)	(56.6)
Proceeds from sales of property and equipment	4.5	–
Other, net	(36.1)	(9.4)

Net cash provided by (used in) investing activities	457.6	(662.2)

Financing activities
Net proceeds from commercial paper borrowings	188.1	91.9
Repayment of long-term borrowings	(2.7)	(2.2)
Changes in securities lending payable	(97.5)	(151.4)
Changes in bank overdrafts	144.7	(135.6)
Repurchase and retirement of common stock	(2,008.6)	(634.9)
Proceeds from exercise of employee stock options and employee stock purchase plan	57.7	262.0
Excess tax benefits from share-based compensation	11.1	51.2

Net cash used in financing activities	(1,707.2)	(519.0)

Change in cash and cash equivalents	(215.8)	799.9
Cash and cash equivalents at beginning of period	2,767.9	2,602.1

Cash and cash equivalents at end of period	$2,552.1	$3,402.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4

Net income	–	–	–	588.1	–	588.1
Change in net unrealized gains on investments	–	–	–	–	(161.3)	(161.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.8)	(0.8)
Change in net periodic pension and postretirement costs	–	–	–	–	(0.1)	(0.1)

Comprehensive income						425.9
Repurchase and retirement of common stock	(29.7)	(0.3)	(988.1)	(1,020.2)	–	(2,008.6)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	–	97.7	–	–	97.7
Adoption of
EITF 06-4	–	–	–	(1.3)	–	(1.3)

March 31, 2008	528.0	$5.3	$17,550.7	$3,954.2	$(6.1)	$21,504.1

January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$50.1	$24,575.8
Net income	–	–	–	783.1	–	783.1
Change in net unrealized gains on investments	–	–	–	–	52.2	52.2
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.6)	(0.6)
Change in net periodic pension and postretirement costs	–	–	–	–	0.6	0.6

Comprehensive income						835.3
Repurchase and retirement of common stock	(8.2)	(0.1)	(268.3)	(366.5)	–	(634.9)
Issuance of common stock under employee stock plans, net of related tax benefits	6.0	0.1	364.7	–	–	364.8
Adoption of
FIN 48	–	–	–	(1.6)	–	(1.6)

March 31, 2007	613.3	$6.1	$19,959.9	$5,071.1	$102.3	$25,139.4

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

We are the largest health benefits company in terms of medical membership in the United States, serving 35.4 million members as of March 31, 2008. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans, and serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the Blue Cross Blue Shield licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or Blue Cross Blue Shield licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout various parts of the country as UniCare.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 have been recorded. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 included in WellPoint’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to realized losses in current operations. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. We recorded realized losses from other-than-temporary impairments of $76.9 and $39.7 for the three months ended March 31, 2008 and 2007, respectively.

4.  Goodwill and Other Intangible Assets

As further described in Note 12, Segment Information, we revised our reportable segments effective January 1, 2008. The reporting units for goodwill and other intangible assets were not affected by the change in our organizational structure. Therefore, no impairment test of goodwill and other intangible assets with indefinite lives was required as a result of the change in our organizational structure during the three months ended March 31, 2008 under FAS 142, Goodwill and Other Intangible Assets.

During the three months ended March 31, 2008, WellPoint revised its earnings guidance for 2008 primarily related to higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. As a result of this revised outlook, we performed an impairment review of our goodwill balances. No impairments were noted and no impairment charges were recorded. In addition, during the quarter ended March 31, 2008, we were notified by the state of California that premium increases for our Medi-Cal business were being repealed due to budgetary constraints. As a result of this notification, we also performed an impairment review of our intangible assets related to the State-Sponsored reporting unit. No impairments were noted and no impairment charges were recorded. These impairment reviews require a significant degree of judgment and the use of subjective assumptions. The carrying amount of goodwill by reportable segment at March 31, 2008 was $9,937.5, $3,319.4, and $172.5 for the Commercial, Consumer and Other segments, respectively.

5.  Capital Stock

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2008, we repurchased and retired approximately 29.7 shares at an average per share price of $67.64, for an aggregate cost of $2,008.6. During the three months ended March 31, 2007, we repurchased and retired approximately 8.2 shares at an average per share price of $77.68, for an aggregate cost of $634.9. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of March 31, 2008, $2,289.8 remained authorized for future repurchases. Subsequent to March 31, 2008, we repurchased and retired approximately 1.9 shares at an aggregate cost of approximately $89.5, leaving approximately $2,200.3 for authorized future repurchases at April 16, 2008. Our stock purchase program is discretionary as we are under no obligation to repurchase shares. Shares are repurchased under the program because we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22.9	$59.76
Granted	5.4	70.94
Exercised	(1.1)	37.97
Forfeited or expired	(0.5)	76.76

Outstanding at March 31, 2008	26.7	62.57	6.4	$74.1

Exercisable at March 31, 2008	15.2	53.69	5.5	$74.1

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2008 is as follows:

	Restricted Stock Shares And Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	1.5	$75.42
Granted	0.8	71.06
Vested	(0.3)	70.81
Forfeited	(0.1)	75.96

Nonvested at March 31, 2008	1.9	73.38

6.  Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31
	2008	2007
Denominator for basic earnings per share – weighted average shares	542.7	611.9
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	4.9	11.1

Denominator for diluted earnings per share	547.6	623.0

During the three months ended March 31, 2008 and 2007, weighted average shares related to certain stock options of 11.6 and 2.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2008, we issued approximately 0.8 restricted stock units under our stock incentive plans, 0.2 of whose vesting is contingent upon us meeting specified annual return on equity targets for 2008. The 0.2 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

7.  Income Taxes

As of March 31, 2008, as further described below, certain of our tax years remain subject to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of March 31, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, we have several tax years for which there are ongoing disputes. We joined the IRS Compliance Assurance Process, or CAP, in 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

During the three months ended March 31, 2008 and 2007, we recognized income tax expense of $291.1 and $463.3, respectively, which represents effective tax rates of 33.1% and 37.2%, respectively. The 410 basis point reduction in the effective tax rate in 2008 was primarily due to settlements of audit issues and associated amounts.

8.  Hedging Activity

Fair Value Hedges

For the three months ended March 31, 2008 and 2007, we recognized income (expense) of $4.1 and $(1.4), respectively, from fair value hedges, which were recorded as a reduction (increase) to interest expense.

Cash Flow Hedges

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at March 31, 2008 was $8.3.

9.  Long-Term Debt

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2008, we had $1,986.3 outstanding under this program.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2008 or during the three months then ended. At March 31, 2008, we had $513.7 available under this facility.

10.  Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS 157, Fair Value Measurements, or FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. We adopted FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on our financial position or operating results.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$2,552.1	$–	$–	$2,552.1
Investments available-for-sale:
Fixed maturity securities	353.0	14,168.0	257.9	14,778.9
Equity securities	2,019.2	85.0	6.1	2,110.3
Other invested assets, current	35.9	–	–	35.9
Derivatives (reported with other noncurrent assets)	–	81.8	–	81.8

Total assets	$4,960.2	$14,334.8	$264.0	$19,559.0

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total gains and losses
Realized in net income	–	–	–
Unrealized in accumulated other comprehensive income	–	–	–
Purchases, sales, issuances and settlements	–	–	–
Transfers in (out) of Level III	257.0	–	257.0

Ending balance at March 31, 2008	$257.9	$6.1	$264.0

Change in unrealized gains (losses) included in net income related to assets still held	$–	$–	$–

During the first quarter of 2008, certain mortgage-backed and asset-backed securities were thinly traded due to concerns in the securities markets and resulting lack of liquidity. As a result, these securities’ fair value could not be estimated based on observable market prices and unobservable inputs were used.

11.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended March 31, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$7.6	$9.6	$1.5	$2.4
Interest cost	24.9	25.6	8.2	8.6
Expected return on assets	(38.7)	(37.6)	(0.9)	(0.8)
Recognized actuarial loss	–	0.3	1.3	1.1
Amortization of prior service (credit) cost	(0.2)	0.2	(2.4)	(0.7)

Net periodic benefit (credit) cost	$ (6.4)	$ (1.9)	$7.7	$10.6

For the year ending December 31, 2008, no contributions are expected to be necessary to meet the Employee Retirement Income Securities Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three months ended March 31, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $1.3 as a reduction of retained earnings effective January 1, 2008.

12.  Segment Information

On October 2, 2007 we announced a new organizational structure with new strategic business units: a Commercial Business unit and a Consumer Business unit that service different customer types. As a result of this new organizational structure, we are organized around three reportable segments: Commercial; Consumer; and Other. We revised our reportable segments during the first quarter of 2008 in accordance with the new organizational structure, which reflects how the chief operating decision maker evaluates the performance of the business beginning January 1, 2008. Segment disclosures for 2007 have been reclassified to conform to the 2008 presentation.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior and State-Sponsored business includes services such as Medicare Part D, Medicare Advantage, Medicare Supplement and Medicaid.

In addition, our Other segment includes a new Comprehensive Health Solutions Business unit that brings together our resources focused on optimizing the quality of health care and cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes Federal Employee Program, or FEP, and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Financial data by reportable segment for the three months ended March 31, 2008 and 2007 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2008
Operating revenue from external customers	$9,488.2	$4,100.0	$1,778.4	$15,366.6
Intersegment revenue	–	–	665.3	665.3
Elimination of intersegment revenue	–	–	(665.3)	(665.3)
Operating gain (loss)	883.7	(124.2)	123.1	882.6

Three Months Ended March 31, 2007
Operating revenue from external customers	$9,455.6	$3,726.4	$1,659.2	$14,841.2
Intersegment revenue	–	–	508.7	508.7
Elimination of intersegment revenue	–	–	(508.7)	(508.7)
Operating gain	915.1	144.0	114.2	1,173.3

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31
	2008	2007
Reportable segments operating revenues	$15,366.6	$14,841.2
Net investment income	232.7	246.6
Net realized (losses) gains on investments	(45.6)	0.2

Total revenues	$15,553.7	$15,088.0

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31
	2008	2007
Reportable segments operating gain	$882.6	$1,173.3
Net investment income	232.7	246.6
Net realized (losses) gains on investments	(45.6)	0.2
Interest expense	(119.0)	(102.9)
Amortization of other intangible assets	(71.5)	(70.8)

Income before income tax expense	$879.2	$1,246.4

13.  Commitments and Contingencies

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice, Inc., or WellChoice, was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and is not affected by the prior settlement between us and plaintiffs. The Love Litigation alleges that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted preliminary approval on May 31, 2007. The settlement will not have a material effect on our consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s, or WHN’s, acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm and John Hancock filed an Application to Vacate the arbitration rulings, which are currently pending in federal court. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007, the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws. While the outcome is currently unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member was rescinded. These lawsuits are currently in mediation or arbitration. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded. An amended complaint was filed adding the California Medical Association along with the California Hospital Association as new plaintiffs in the suit. We deny any wrongdoing and intend to vigorously defend these proceedings. While the outcome is unknown, we believe that any liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

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

Contractual Obligations and Commitments

We have entered into certain agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at March 31, 2008 is approximately $788.3 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, we were required to make an additional capital contribution of up to $18.0 during the first three years that the well-being center is in operation if cash flows and room nights generated by us do not exceed specified targets. The capital contribution requirement was satisfied by us during the three months ended March 31, 2008. The well-being center began operations during December 2006.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – March 31, 2008 Compared to March 31, 2007

V.	Cost of Care

VI.	Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 35.4 million members as of March 31, 2008. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the Blue Cross Blue Shield licensee in 10 New York City metropolitan and surrounding counties, and as the Blue Cross or Blue Cross Blue Shield licensee in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2008 was $15.4 billion, an increase of $0.5 billion, or 4%, over the three months ended March 31, 2007. This increase was primarily driven by growth in our Medicare Advantage business, premium rate increases for all customer types and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract.

Net income for the three months ended March 31, 2008 was $588.1 million, a 25% decrease over the three months ended March 31, 2007. Our fully-diluted earnings per share, or EPS, was $1.07 for the three months ended March 31, 2008, which included $0.06 per share of net realized investment losses and was a 15% decrease over the EPS of $1.26 for the three months ended March 31, 2007. The decline in net income and EPS reflect higher than expected medical costs, which are further described below.

Operating cash flow for the three months ended March 31, 2008 was $1.0 billion, or 1.8 times net income. Operating cash flow for the three months ended March 31, 2007 was $2.0 billion, or 2.5 times net income. The decrease in operating cash flow from 2007 was driven primarily by the timing of payments from the Centers for Medicare and Medicaid Services, or CMS, and lower net income in 2008 compared to 2007, partially offset by lower incentive compensation payments in 2008 as compared to 2007. During 2007, the operating cash flow included the receipt of additional CMS payments related to the second quarter of 2007. This similar payment in 2008 was received in April 2008.

II.	Overview

In the third quarter of 2007, we announced a new organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business beginning January 1, 2008. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial; Consumer; and Other. See Note 12 to our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service plans, or POS plans; a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group, National Accounts, UniCare and certain other business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior and State-Sponsored business includes services such as Medicare Part D, Medicare Advantage, Medicare Supplement and Medicaid.

In addition, our Other segment includes a new Comprehensive Health Solutions business unit that brings together our resources focused on optimizing the quality of health care and cost of care management. The Comprehensive Health Solutions business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes Federal Employee Program, or FEP, and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises.

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

In the first quarter of 2008, we experienced higher than expected medical costs in several business lines, including less favorable than expected prior year reserve development. We also experienced lower than expected fully-insured enrollment, primarily due to declines in our UniCare, Individual, National and Local Group membership. Additionally, our results of operations were impacted by the changing economic environment. The impact of these factors on the results of operations for the three months ended March 31, 2008 is discussed throughout this MD&A. Certain of these impacts on medical costs may continue for the remainder of 2008. We continue to evaluate the long-term impact of these factors on our medical cost trend and overall results of operations.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 and the MD&A included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission, or SEC, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2008 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2008.

III.	Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the three months ended March 31, 2008, we repurchased and retired approximately 29.7 million shares at an average share price of $67.64, for an aggregate cost of $2.0 billion. As of March 31, 2008, $2.3 billion remained authorized for future repurchases. Subsequent to March 31, 2008, we repurchased and retired approximately 1.9 million shares for an aggregate cost of approximately $89.5 million, leaving approximately $2.2 billion for authorized future repurchases at April 16, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

IV.	Membership – March 31, 2008 Compared to March 31, 2007

Our customer type definitions were revised in the first quarter of 2008 in accordance with the new organizational structure, as described above. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP.

•

Local Group consists of those employer customers with less than 1,000 employees eligible to participate as a member in one of our health plans, as well as customers with generally 1,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter’s state. In addition, Local Group includes UniCare local group members.

•	Individual consists of individual customers under age 65 (including UniCare) and their covered dependents.

•

Beginning January 1, 2008, we revised our definition of National Accounts to correspond with our new organizational structure. National Accounts customers now are generally multi-state employer groups primarily headquartered in a WellPoint service area with 2,500 or more eligible employees, of which at least 5% are located outside of the headquarter’s state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts will continue to manage existing accounts under the previous definition of 1,000 or more eligible employees, and the new definition will be applied on a prospective basis only with new sales.

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

In addition to reporting our medical membership by customer type, we report by funding arrangement according to the level of risk that we assume in the product contract. Our two funding arrangement categories are fully-insured and self-funded. Fully-insured products are products in which we indemnify our policyholders against costs for health benefits. Self-funded products are offered to customers, generally larger employers, who elect to retain most or all of the financial risk associated with their employees’ health care costs. Some self-funded customers choose to purchase stop loss coverage to limit their retained risk.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2008 and 2007. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands) Medical Membership	2008	2007[1]	Change	% Change
Customer Type
Local Group	16,691	16,690	1	0%
Individual	2,369	2,473	(104)	(4)
National:
National Accounts	6,743	6,479	264	4
BlueCard	4,726	4,522	204	5

Total National	11,469	11,001	468	4
Senior	1,301	1,238	63	5
State-Sponsored	2,157	2,091	66	3
FEP	1,386	1,382	4	–

Total Medical Membership by Customer Type	35,373	34,875	498	1

Funding Arrangement
Self-Funded	18,354	17,483	871	5
Fully-Insured	17,019	17,392	(373)	(2)

Total Medical Membership by Funding Arrangement	35,373	34,875	498	1

Reportable Segment
Commercial	28,421	27,986	435	2
Consumer	5,566	5,507	59	1
Other	1,386	1,382	4	–

Total Medical Membership by Reportable Segment	35,373	34,875	498	1

Other Membership
Behavioral Health	23,373	17,110	6,263	37
Life and Disability	5,594	5,916	(322)	(5)
Dental	4,805	5,196	(391)	(8)
Vision	2,542	2,277	265	12
Medicare Part D	1,836	1,590	246	15

PBM Prescription Volume (Quarterly)
Retail Scripts	102,941	93,277	9,664	10
Mail Order Scripts	6,891	7,702	(811)	(11)
Specialty Pharmacy Scripts	204	148	56	38

Total Scripts	110,036	101,127	8,909	9

[1]	Medical membership data for 2007 has been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition which is applied on a prospective basis.

During the twelve months ended March 31, 2008, total medical membership increased approximately 498,000, or 1%, primarily due to increases in our National Accounts, BlueCard, State-Sponsored and Senior businesses partially offset by declines in Individual membership.

Self-funded medical membership increased 871,000, or 5%, primarily due to an increase in self-funded National Account membership resulting from additional sales and BlueCard growth. Fully-insured membership decreased by 373,000 members, or 2%, primarily due to conversions to self-funded arrangements, including the conversion of the Connecticut Medicaid program from fully-insured to self-funded and declines in fully-insured Local Group membership.

Local Group membership remained relatively level as increases in our BCBSA-branded business were offset by lapses and unfavorable in-group changes in our UniCare business.

Individual membership decreased 104,000, or 4%, primarily due to decreases in certain BCBSA-branded regions as well as in our UniCare business due to competitive pricing pressures and competitive broker compensation in certain regions.

National Accounts membership increased 264,000, or 4%, primarily driven by additional sales and in-group growth as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses in a small number of accounts.

BlueCard membership increased 204,000, or 5%, primarily due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

Senior membership increased 63,000, or 5%, primarily due to additional sales of our Medicare Advantage product, partially offset by a slight decline in Medicare Supplement membership.

State-Sponsored membership increased 66,000, or 3%, primarily due to Medicaid membership growth in Indiana, Connecticut and Ohio.

Our Other products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership.

Behavioral health membership increased 6,263,000, or 37%, primarily due to the conversions of 2,882,000 members from a third-party vendor in April 2007 and of 2,402,000 in January 2008 and growth in membership due to new sales of our behavioral health products.

Life and disability membership decreased 322,000, or 5%, primarily due to overall membership declines from a very competitive marketplace, reduction of members following employment declines at certain large customers and lapse due to the current economic environment.

Dental membership decreased 391,000, or 8%, primarily due to the loss of the dental component within one of our State-Sponsored plans in late 2007 as well as general losses due to the competitive environment.

Vision membership increased 265,000, or 12%, primarily due to continued market penetration of our Blue View vision product.

Medicare Part D membership increased 246,000, or 15%, primarily due to growth from new sales during the 2008 marketing period.

Prescription volume in our PBM companies increased by 8,909,000, or 9%, primarily due to an increase in retail scripts resulting from higher membership, partially offset by lower utilization of our mail order business, resulting primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec as an over-the-counter drug.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended March 31, 2008 for our Local Group and Individual fully-insured businesses only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the three months ended March 31, 2008, we believe our 2008 cost of care trend estimate of 8%, plus or minus 50bp, is appropriate.

Overall, our medical cost trend continues to be driven by unit costs. Inpatient hospital trend is in the high-single digit range and is related to increases in cost per admission. Cost per admission is higher, due in part to the greater intensity of inpatient services as less intensive services are performed outpatient. Other drivers include negotiated rate increases with hospitals. Re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. In particular, enterprise-wide enhanced care management programs and more focused review of neo-natal intensive care unit cases are helping to manage unit cost trends. Utilization (admissions per 1,000 members) has been relatively flat, or increasing only slightly, while average length of hospital stay and hospital days per 1,000 members have both decreased slightly. Cost trend increases for outpatient services are in the upper-single digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room and occupational and physical therapy. The increases are primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. We are continuing to develop plan designs to encourage appropriate utilization of outpatient services and we are seeing the positive impact of our expanding radiology services by our members. On August 1, 2007 we completed our acquisition of Imaging Management Holdings, LLC, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. Incorporating their technology will allow us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need. Physician services trend is in the mid-single digit range and is about 60% cost driven and 40% utilization. Fee schedule changes are one of the drivers of these trends. We are collaborating with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend is in the mid-single digit range and is 52% unit cost (cost per prescription) related and 48% utilization (prescriptions per member per year) driven. The increased use of specialty drugs and higher mail order volume by our members were primary drivers of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. In October 2007, we announced the opening of our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana, which manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. Higher mail order volume contributes to higher cost per prescription as mail order prescriptions are filled for a 90 day supply versus a 30 day supply for retail pharmacy prescriptions. These increases in unit costs were offset by increases in our generic usage rates, lower utilization resulting from higher mail order volume, benefit plan design changes, and improved pharmaceutical contracting. Higher mail order volume contributes to a lower number of prescriptions as one mail order prescription is filled for a 90 day supply versus three 30 day retail prescriptions.

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

VI.	Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Our consolidated results of operations for the three months ended March 31, 2008 and 2007 are discussed in the following section.

	Three Months Ended March 31
(In millions, except per share data)	2008	2007	$ Change	% Change
Premiums	$14,234.4	$13,757.4	$477.0	3%
Administrative fees	969.6	924.5	45.1	5
Other revenue	162.6	159.3	3.3	2

Total operating revenue	15,366.6	14,841.2	525.4	4
Net investment income	232.7	246.6	(13.9)	(6)
Net realized (losses) gains on investments	(45.6)	0.2	(45.8)	NM	[1]

Total revenues	15,553.7	15,088.0	465.7	3
Benefit expense	12,116.5	11,429.8	686.7	6
Selling, general and administrative expense:
Selling expense	444.3	423.0	21.3	5
General and administrative expense	1,804.3	1,708.6	95.7	6

Total selling, general and administrative expense	2,248.6	2,131.6	117.0	5
Cost of drugs	118.9	106.5	12.4	12
Interest expense	119.0	102.9	16.1	16
Amortization of other intangible assets	71.5	70.8	0.7	1

Total expenses	14,674.5	13,841.6	832.9	6

Income before income tax expense	879.2	1,246.4	(367.2)	(29)
Income tax expense	291.1	463.3	(172.2)	(37)

Net income	$588.1	$783.1	$(195.0)	(25)

Average diluted shares outstanding	547.6	623.0	(75.4)	(12)%
Diluted net income per share	$1.07	$1.26	$(0.19)	(15)%
Benefit expense ratio[2]	85.1%	83.1%		200	bp3
Selling, general and administrative expense ratio[4]	14.6%	14.4%		20	bp3
Income before income taxes as a percentage of total revenue	5.7%	8.3%		(260	)bp3
Net income as a percentage of total revenue	3.8%	5.2%		(140	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $477.0 million, or 3%, to $14.2 billion in 2008, primarily due to growth in our Medicare Advantage business, premium rate increases for all customer types and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, slight declines in National Accounts and Local Group businesses due to fully-insured membership declines and the conversion of the Connecticut Medicaid program from fully-insured to self-funded.

Administrative fees increased $45.1 million, or 5%, to $969.6 million in 2008, primarily due to increased revenue for care and disease management programs offered by our Comprehensive Health Solutions Business unit and self-funded membership growth in National Accounts, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $3.3 million, or 2%, to $162.6 million in 2008, primarily due to increased specialty prescription volume, partially offset by decreased mail order script volume, particularly to third party customers.

Net investment income decreased $13.9 million, or 6%, to $232.7 million in 2008 primarily resulting from reduced investments resulting from lower operating cash flow and the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31
(In millions)	2008	2007	$ Change
Net realized gains from the sale of fixed maturity securities	$0.2	$–	$0.2
Net realized gains from the sale of equity securities	13.9	37.5	(23.6)
Other-than-temporary impairments – equity securities	(43.7)	(14.7)	(29.0)
Other-than-temporary impairments – interest rate related fixed maturity securities	(4.6)	(25.0)	20.4
Other-than-temporary impairments – credit related fixed maturity securities	(28.6)	–	(28.6)
Other realized gains	17.2	2.4	14.8

Net realized (losses) gains	$ (45.6)	$0.2	$ (45.8)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, partially offset by net realized gains from the sale of equity and fixed maturity securities, as well as other realized gains. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities and interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $686.7 million, or 6%, to $12.1 billion in 2008, primarily due to growth in our Medicare Advantage business, increases in the medical costs in our Medicare Advantage and Medicare Part D businesses and overall higher medical costs. Significantly less favorable prior period development, partially caused by high-dollar claims, resulted in the overall higher medical costs. In addition, increased benefit costs in FEP resulted in higher benefit expense, for which we are reimbursed for the cost plus a fee. These increases were partially offset by lower benefit expense in National and UniCare due to lower fully-insured membership and the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded.

Our benefit expense ratio increased 200 basis points to 85.1% in 2008, almost entirely attributable to the medical cost trend in our Consumer segment. The medical cost trend in our Consumer segment was primarily driven by Medicare Advantage and Medicare Part D and, to a lesser extent, Individual business. The benefit expense ratio for our Medicare Advantage business was negatively impacted by adverse selection in certain of these products, which was caused by benefit design. We are addressing the benefit expense ratio in Medicare Advantage business for the remainder of 2008 through medical management initiatives and for 2009 through pricing changes and a review of the benefit design. The increase in the benefit expense ratio for Medicare Part D was primarily the result of plan design changes for one of our products, which changed from a deductible plan design to a co-pay product. As a result, we incurred benefit expense earlier in 2008 as compared to 2007. We expect this plan design change to favorably impact future quarters’ benefit expense ratio compared to the corresponding quarters in 2007. In addition, the seasonality of the Medicare Part D benefit design is expected to result in an improving benefit expense ratio during the remainder of 2008. The increase in the benefit expense ratio in Individual business was driven by less favorable prior period development in the first quarter of 2008 compared to the first quarter of 2007.

Selling, general and administrative expense increased $117.0 million, or 5%, to $2.2 billion in 2008 primarily due to higher compensation expense, outside services and advertising and marketing costs. Our selling, general and administrative expense ratio increased 20 basis points to 14.6% in 2008. The increase in our selling, general and administrative expense ratio was primarily due to the higher costs mentioned above, offset by growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base.

Cost of drugs sold increased $12.4 million, or 12%, to $118.9 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs.

Interest expense increased $16.1 million, or 16%, to $119.0 million in 2008, primarily due to the issuance of $2.0 billion of long-term debt during 2007 and an increased use of commercial paper.

Amortization of other intangible assets increased $0.7 million, or 1%, to $71.5 million in 2008, primarily due to amortization of intangibles acquired with the AIM acquisition during 2007. These increases were offset by reductions in amortization of certain intangibles acquired in prior years.

Income tax expense decreased $172.2 million, or 37%, to $291.1 million in 2008. The effective tax rate in 2008 and 2007 was 33.1% and 37.2%, respectively. The 410 basis point decrease in the effective tax rate in 2008 was primarily due to the settlement of audit issues and associated amounts.

Our net income as a percentage of total revenue decreased 140 basis points, from 5.2% in 2007 to 3.8% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12 to our unaudited consolidated financial statements for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended March 31, 2008 and 2007 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$9,488.2	$9,455.6	$32.6	0%
Operating gain	$883.7	$915.1	$(31.4)	(3)%
Operating margin	9.3%	9.7%		(40	)bp

Operating revenue increased $32.6 million to $9.5 billion in 2008, primarily due to premium rate increases in all lines of businesses, offset by the loss of the New York State prescription drug contract and slight declines in National Accounts, Local Group and UniCare businesses due to fully-insured membership declines.

Operating gain decreased $31.4 million, or 3%, to $883.7 million in 2008 as the operating revenue increases were more than offset by higher benefit expense primarily resulting from less favorable prior period development.

The operating margin in 2008 was 9.3%, a 40 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$4,100.0	$3,726.4	$373.6	10%
Operating (loss) gain	$(124.2)	$144.0	$(268.2)	NM	[1]
Operating margin	(3.0)%	3.9%		(690	)bp

[1]	NM=Not meaningful

Operating revenue increased $373.6 million, or 10%, to $4.1 billion in 2008, primarily due to growth in our Medicare Advantage business, premium rate increases in State-Sponsored business within California and Ohio, and premium rate increases in our Individual business. These increases were partially offset by declines in operating revenue due to reduced membership in our Individual business and the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded.

Operating gain decreased $268.2 million to an operating loss of $124.2 million in 2008, primarily due to higher benefit expense within our Medicare Advantage and Medicare Part D businesses. Higher benefit expense in Medicare Advantage, primarily due to adverse selection brought about by the benefit design of certain of these products, resulted in a net operating loss for the first quarter of 2008 as compared to an operating gain in the first quarter of 2007. We are addressing benefit expense in Medicare Advantage for the remainder of 2008 through medical management initiatives. The increase in the benefit expense for Medicare Part D was primarily the result of plan design changes for one of our products which changed from a deductible design to a co-pay product. As a result, we incurred benefit expense earlier in 2008 as compared to 2007. We expect this plan design change to favorably impact future quarters’ benefit expense ratio compared to the corresponding quarters in 2007. In addition, the seasonality of the Medicare Part D benefit design is expected to result in an improving benefit expense ratio during the remainder of 2008. Higher medical cost trend in our Individual business resulting from less favorable prior period development in 2008 as compared to 2007 also contributed to the decline in operating gain within the Consumer segment.

Other

Our Other segment’s summarized results of operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$1,778.4	$1,659.2	$119.2	7%
Operating gain	$123.1	$114.2	$8.9	8%

Operating revenue increased $119.2 million, or 7%, to $1.8 billion in 2008, primarily due to higher premium in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $8.9 million, or 8%, to $123.1 million in the first quarter of 2008. This increase was due to improved results in our behavioral health, PBM and disease management businesses. The increase was partially offset by slightly higher corporate expenses.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K as filed with the SEC.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2008, this liability was $6.4 billion and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $6.3 billion of our total medical claims liability as of March 31, 2008; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $127.0 million, of the total medical claims liability as of March 31, 2008. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of March 31,

2008 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At March 31, 2008, the variability in months three to five was estimated to be between 60 and 120 basis points, while months six through twelve have much lower variability ranging from 10 to 50 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $250.0 million, in the March 31, 2008 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the March 31, 2008 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At March 31, 2008, there was a 550 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 7%, or approximately $420.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at March 31, 2008. As we look at the year-over-year claim trend for the prior period (February and March 2007) compared to the current period (February and March 2008), the trend used in our reserve models has increased.

Note 10 to our audited consolidated financial statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K as filed with the SEC provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2008, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we will provide this information in our second quarter, third quarter and annual filings.

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

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits, as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the Internal Revenue Service, or IRS, appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact to earnings from these matters. As of March 31, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K as filed with the SEC.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2008 was $13.4 billion and other intangible assets were $9.1 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 105% of our consolidated shareholders’ equity at March 31, 2008.

We follow FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2007, 2006 and 2005 and based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

In addition, we performed an impairment review of our goodwill balances during the three months ended March 31, 2008 as a result of experiencing higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. No impairments were noted and no impairment charges were recorded. During the three months ended March 31, 2008, we were notified by the state of California that premium increases for our Medi-Cal business were being repealed due to budgetary constraints. As a result of this notification, we also performed an impairment review of our intangible assets related to the State-Sponsored reporting unit. No impairments were noted and no impairment charges were recorded during the three months ended March 31, 2008.

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

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K as filed with the SEC.

Investments

Current and long-term available-for-sale investment securities were $16.9 billion at March 31, 2008 and represented 33% of our total consolidated assets at March 31, 2008. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $771.2 million, or 1% of total consolidated assets, at March 31, 2008. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

An impairment review of securities to determine if declines in fair value below cost are other-than-temporary is subjective and requires a high degree of judgment. We evaluate our investment securities on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee made up of certain accounting and investment associates and management responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $76.9 million and $39.7 million, respectively, for the three months ended March 31, 2008 and 2007.

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

A primary objective in the management of fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

Fair value of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using quoted market prices of comparable instruments or values obtained from independent pricing services. Fair values for securities that are designated Level III in accordance with FAS 157, Fair Value Measurements, or FAS 157, are based on values obtained from independent pricing services and include unobservable inputs. During the first quarter of 2008, certain mortgage-backed and asset-backed securities were thinly traded due to concerns in the securities markets and resulting lack of liquidity. As a result, these securities’ fair value could not be estimated based on observable market prices and unobservable inputs were used.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K as filed with the SEC.

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

We will adopt the measurement date provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allowed for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008).

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

For the year ending December 31, 2008, no contributions are expected to be necessary to meet ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

At March 31, 2008, our consolidated prepaid pension asset was $419.2 million. We also had liabilities of $64.9 million for certain supplemental plans. We recognized consolidated pre-tax pension benefit of $6.4 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $500.3 million at March 31, 2008.

We recognized consolidated pre-tax other postretirement expense of $7.7 million and $10.6 million for the three months ended March 31, 2008 and 2007, respectively.

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

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K as filed with the SEC.

New Accounting Pronouncements

In September 2006, the FASB issued FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. We adopted FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on our financial position or operating results. See Note 10, Fair Value Measurements, to our unaudited consolidated financial statements for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FAS 157.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008. See Note 11, Retirement Benefits, to our unaudited consolidated financial statements for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of EITF 06-4.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. We adopted FAS 159 on January 1, 2008. The adoption of FAS 159 did not have an impact on our financial position or operating results.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FAS 161 is effective for us on January 1, 2009. We do not expect the adoption of FAS 161 to have a material impact on our consolidated financial statements.

There were no other new accounting pronouncements issued during the first three months of 2008 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three months ended March 31, 2008, net cash flow provided by operating activities was $1,033.8 million, compared to $1,981.1 million for the three months ended March 31, 2007, a decrease of $947.3 million. This decrease resulted primarily from timing of payments from CMS and lower net income in 2008 compared to

2007, partially offset by lower incentive compensation payments in 2008 as compared to 2007. During 2007, net cash flow provided by operating activities included the receipt of additional CMS payments related to the second quarter of 2007. This similar payment in 2008 was received in April 2008.

Net cash flow provided by investing activities was $457.6 million in 2008, compared to $662.2 million of cash used in 2007. The table below outlines the increase in cash flow provided by investing activities of $1,119.8 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Increase in net proceeds from investments	$1,218.7
Decrease in securities lending collateral	(53.9)
Increase in purchases of subsidiaries	(0.4)
Increase in net purchases of property and equipment	(17.9)
Increase in other, net	(26.7)

Net increase in cash provided by investing activities	$1,119.8

Net cash flow used in financing activities was $1,707.2 million in 2008 compared to $519.0 million of cash used in 2007. The table below outlines the increase in cash used in financing activities of $1,188.2 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net increase in proceeds from commercial paper borrowings	$96.2
Increase in repayment of long-term borrowings	(0.5)
Decrease in securities lending payable	53.9
Increase in bank overdrafts	280.3
Increase in repurchases of common stock	(1,373.7)
Decrease in proceeds from exercise of employee stock options and employee stock purchase plan	(204.3)
Decrease in excess tax benefits from share-based compensation	(40.1)

Net increase in cash used in financing activities	$(1,188.2)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20.2 billion at March 31, 2008. Since December 31, 2007, total cash, cash equivalents and investments, including long-term investments, decreased by $1.0 billion as cash generated from operations was used for the repurchase of our common stock.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At March 31, 2008, we held at the parent company approximately $1.2 billion of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 30.2% as of March 31, 2008 and 28.2% as of December 31, 2007.

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

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on September 21, 2006. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2008 or during the three months then ended. At March 31, 2008, we had $0.5 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $2.0 billion of borrowings outstanding under this commercial paper program as of March 31, 2008. Commercial paper borrowings outstanding at March 31, 2008 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $3.3 billion of dividends to be paid to the parent company during 2008. For the three months ended March 31, 2008, we received $0.5 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2008, we repurchased and retired approximately 29.7 million shares at an average share price of $67.64, for an aggregate cost of $2.0 billion. As of March 31, 2008, $2.3 billion remained authorized for future repurchases. Subsequent to March 31, 2008, we repurchased and retired approximately 1.9 million shares for an aggregate cost of approximately $89.5 million, leaving approximately $2.2 billion for authorized future repurchases at April 16, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares because we believe it is a prudent use of surplus capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending

December 31, 2008, no contributions are expected to be necessary to meet ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2007, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2007 Annual Report on Form 10-K as filed with the SEC.

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

IX.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission, or SEC, made by us; increased government regulation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part C and Medicare Part D Prescription Drug benefits programs, including potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information, uncollectability of premium from members, increased medical or pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; funding risks with respect to revenue received from participation in Medicare and Medicaid programs; non-compliance with the complex regulations imposed on Medicare and Medicaid programs; events that result in negative publicity for the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, applicable to our investment portfolios; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2007.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments from the disclosure included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 1A.   RISK FACTORS

There have been no material developments from the disclosure included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
January 1, 2008 to January 31, 2008	9,918,730	$81.73	9,917,973	$3,487.8
February 1, 2008 to February 29, 2008	8,046,856	76.90	8,039,750	2,869.5
March 1, 2008 to March 31, 2008	11,895,504	49.66	11,736,200	2,289.8

	29,861,090		29,693,923

[1]

Total number of shares purchased includes 167,167 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2008, we repurchased approximately 29.7 million shares at a cost of $2,008.6 million under the program.

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

WELLPOINT, INC. Registrant

Date: April 23, 2008	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 23, 2008	By:	/s/ JOHN E. GALLINA
John E. Gallina
Vice President, Chief Accounting Officer and Chief Financial Officer, Comprehensive Health Solutions (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 16, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective May 16, 2007 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

E-1

Exhibit Number	Exhibit
4.6	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.7).

(b) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.7).

(c) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.7).

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

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

4.8	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2*	(l) Form of Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008.

10.19*	(a) Form of Employment Agreement between the Company and Ken R. Goulet, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.

(b)    Form of Employment Agreement between the Company and Brian A. Sassi, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (see Exhibit A).

(c)    Form of Employment Agreement between the Company and each of John Cannon, John E. Gallina and Cynthia S. Miller, incorporated by reference to Exhibit 10.27(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (see Exhibit A).

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