Form 10-Q
period 2008-06-30
WELLPOINT INC
filed 2008-07-23
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 16, 2008
Common Stock, $0.01 par value	511,334,207 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2008

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,273.8	$2,767.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,619.7 and $1,814.5)	1,632.4	1,832.6
Equity securities (cost of $2,005.4 and $1,732.7)	1,908.8	1,893.7
Other invested assets, current	40.7	40.3
Accrued investment income	163.0	165.8
Premium and self-funded receivables	3,203.4	2,870.1
Other receivables	1,274.6	996.4
Income tax receivable	53.1	0.9
Securities lending collateral	715.4	854.1
Deferred tax assets, net	669.0	559.6
Other current assets	1,106.2	1,050.4

Total current assets	13,040.4	13,031.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $13,031.9 and $13,832.6)	12,781.1	13,917.3
Equity securities (cost of $45.2 and $43.4)	45.4	45.1
Other invested assets, long-term	789.9	752.9
Property and equipment, net	1,014.2	995.9
Goodwill	13,539.8	13,435.4
Other intangible assets	9,084.0	9,220.8
Other noncurrent assets	681.1	660.8

Total assets	$50,975.9	$52,060.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,270.3	$5,788.0
Reserves for future policy benefits	65.3	63.7
Other policyholder liabilities	1,620.2	1,832.2

Total policy liabilities	7,955.8	7,683.9
Unearned income	1,054.6	1,114.6
Accounts payable and accrued expenses	2,834.4	2,909.6
Security trades pending payable	13.8	50.6
Securities lending payable	715.4	854.1
Current portion of long-term debt	19.2	20.4
Other current liabilities	1,965.0	1,755.0

Total current liabilities	14,558.2	14,388.2
Long-term debt, less current portion	9,750.1	9,023.5
Reserves for future policy benefits, noncurrent	659.0	661.9
Deferred tax liability, net	2,919.6	3,004.4
Other noncurrent liabilities	1,834.5	1,991.6

Total liabilities	29,721.4	29,069.6

Commitments and contingencies – Note 14

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 512,060,500 and 556,212,039	5.1	5.6
Additional paid-in capital	17,078.8	18,441.1
Retained earnings	4,396.8	4,387.6
Accumulated other comprehensive (loss) income	(226.2)	156.1

Total shareholders’ equity	21,254.5	22,990.4

Total liabilities and shareholders’ equity	$50,975.9	$52,060.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues
Premiums	$14,344.9	$13,935.9	$28,579.3	$27,693.3
Administrative fees	966.0	923.4	1,935.6	1,847.9
Other revenue	166.1	154.3	328.7	313.6

Total operating revenue	15,477.0	15,013.6	30,843.6	29,854.8
Net investment income	217.6	253.4	450.3	500.0
Net realized (losses) gains on investments	(27.8)	0.9	(73.4)	1.1

Total revenues	15,666.8	15,267.9	31,220.5	30,355.9

Expenses
Benefit expense	11,955.6	11,405.4	24,072.1	22,835.2
Selling, general and administrative expense:
Selling expense	445.1	429.6	889.4	852.6
General and administrative expense	1,773.5	1,830.7	3,577.8	3,539.3

Total selling, general and administrative expense	2,218.6	2,260.3	4,467.2	4,391.9
Cost of drugs	118.5	113.9	237.4	220.4
Interest expense	116.5	100.1	235.5	203.0
Amortization of other intangible assets	71.6	70.9	143.1	141.7

Total expenses	14,480.8	13,950.6	29,155.3	27,792.2

Income before income tax expense	1,186.0	1,317.3	2,065.2	2,563.7
Income tax expense	435.5	482.1	726.6	945.4

Net income	$750.5	$835.2	$1,338.6	$1,618.3

Net income per share
Basic	$1.44	$1.37	$2.52	$2.65

Diluted	$1.44	$1.35	$2.50	$2.61

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Six Months Ended June 30
	2008	2007
Operating activities
Net income	$1,338.6	$1,618.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	73.4	(1.1)
Loss on disposal of assets	0.5	1.1
Deferred income taxes	26.0	(228.1)
Amortization, net of accretion	238.2	232.5
Depreciation expense	51.9	63.0
Share-based compensation	89.5	102.1
Excess tax benefits from share-based compensation	(13.6)	(127.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(612.9)	(198.9)
Other invested assets, current	(0.3)	10.0
Other assets	(94.9)	(39.1)
Policy liabilities	269.0	484.8
Unearned income	(59.8)	677.8
Accounts payable and accrued expenses	(196.2)	(319.9)
Other liabilities	64.2	201.9
Income taxes	(35.1)	254.9
Other, net	6.8	(25.2)

Net cash provided by operating activities	1,145.3	2,707.0

Investing activities
Purchases of fixed maturity securities	(4,000.4)	(5,396.2)
Proceeds from fixed maturity securities:
Sales	3,732.8	3,828.4
Maturities, calls and redemptions	1,142.9	444.9
Purchases of equity securities	(1,049.8)	(817.1)
Proceeds from sales of equity securities	792.8	1,232.0
Changes in securities lending collateral	138.7	(80.5)
Purchases of subsidiaries, net of cash acquired	(116.5)	–
Proceeds from sales of subsidiaries, net of cash sold	5.0	–
Purchases of property and equipment	(156.0)	(120.1)
Proceeds from sales of property and equipment	11.3	7.6
Other, net	(43.8)	(21.6)

Net cash provided by (used in) investing activities	457.0	(922.6)

Financing activities
Net proceeds from (repayment of) commercial paper borrowings	196.2	(296.7)
Proceeds from long-term borrowings	525.0	1,478.3
Repayment of long-term borrowings	(5.9)	(5.4)
Changes in securities lending payable	(138.7)	80.5
Changes in bank overdrafts	104.5	(145.9)
Repurchase and retirement of common stock	(2,875.2)	(1,957.7)
Proceeds from exercise of employee stock options and employee stock purchase plan	84.1	538.4
Excess tax benefits from share-based compensation	13.6	127.1

Net cash used in financing activities	(2,096.4)	(181.4)

Change in cash and cash equivalents	(494.1)	1,603.0
Cash and cash equivalents at beginning of period	2,767.9	2,602.1

Cash and cash equivalents at end of period	$2,273.8	$4,205.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	–	–	–	1,338.6	–	1,338.6
Change in net unrealized gains on investments	–	–	–	–	(380.4)	(380.4)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.3)	(0.3)
Change in net periodic pension and postretirement costs	–	–	–	–	(1.6)	(1.6)

Comprehensive income						956.3
Repurchase and retirement of common stock	(46.5)	(0.5)	(1,546.6)	(1,328.1)	–	(2,875.2)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	–	184.3	–	–	184.3
Adoption of EITF 06-4	–	–	–	(1.3)	–	(1.3)

June 30, 2008	512.1	$5.1	$17,078.8	$4,396.8	$(226.2)	$21,254.5

January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$50.1	$24,575.8
Net income	–	–	–	1,618.3	–	1,618.3
Change in net unrealized gains on investments	–	–	–	–	(45.2)	(45.2)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(1.2)	(1.2)
Change in net periodic pension and postretirement costs	–	–	–	–	4.0	4.0

Comprehensive income						1,575.9
Repurchase and retirement of common stock	(24.4)	(0.3)	(806.7)	(1,150.7)	–	(1,957.7)
Issuance of common stock under employee stock plans, net of related tax benefits	12.7	0.2	796.2	–	–	796.4
Adoption of FIN 48	–	–	–	(1.6)	–	(1.6)

June 30, 2007	603.8	$6.0	$19,853.0	$5,122.1	$7.7	$24,988.8

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

We are the largest health benefits company in terms of medical membership in the United States, serving 35.3 million members as of June 30, 2008. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been recorded. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to realized losses in current operations. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. We recorded realized losses from other-than-temporary impairments of $121.0 and $68.1 for the three months ended June 30, 2008 and 2007, respectively. We recorded realized losses from other-than-temporary impairments of $197.9 and $107.8 for the six months ended June 30, 2008 and 2007, respectively.

4.  Goodwill and Other Intangible Assets

As further described in Note 12, Segment Information, we revised our reportable segments effective January 1, 2008. The reporting units for goodwill and other intangible assets were not affected by the change in our organizational structure. Therefore, no impairment test of goodwill and other intangible assets with indefinite lives was required as a result of the change in our organizational structure during the first quarter of 2008 under FAS 142, Goodwill and Other Intangible Assets.

During the first quarter of 2008, we revised our earnings guidance for 2008 primarily related to higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. As a result of this revised outlook, we performed an impairment review of our goodwill balances. No impairments were noted and no impairment charges were recorded. In addition, during the first quarter of 2008, we were notified by the state of California that premium increases for our Medi-Cal business were being repealed due to budgetary constraints. As a result of this notification, we also performed an impairment review of our intangible assets related to the State-Sponsored reporting unit. No impairments were noted and no impairment charges were recorded. These impairment reviews require a significant degree of management judgment and the use of subjective assumptions. The carrying amount of goodwill by reportable segment at June 30, 2008 was $10,029.8, $3,337.5, and $172.5 for the Commercial, Consumer and Other segments, respectively.

5.  Capital Stock

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2008, we repurchased and retired approximately 46.5 shares at an average per share price of $61.86, for an aggregate cost of $2,875.2. During the six months ended June 30, 2007, we repurchased and retired approximately 24.4 shares at an average per share price of $80.36, for an aggregate cost of $1,957.7. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of June 30, 2008, $1,423.2 remained authorized for future repurchases. Subsequent to June 30, 2008, we repurchased and retired approximately 0.8 shares at an aggregate cost of approximately $34.6, leaving approximately $1,388.6 for authorized future repurchases at July 16, 2008. Our stock purchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22.9	$59.76
Granted	5.9	66.40
Exercised	(1.6)	32.36
Forfeited or expired	(1.4)	74.19

Outstanding at June 30, 2008	25.8	62.08	6.1	$102.4

Exercisable at June 30, 2008	15.4	54.14	5.3	$96.0

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2008 is as follows:

	Restricted Stock Shares And Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	1.5	$75.42
Granted	0.9	69.38
Vested	(0.6)	64.66
Forfeited	(0.2)	76.22

Nonvested at June 30, 2008	1.6	73.50

6.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Denominator for basic earnings per share – weighted-average shares	519.7	608.9	531.2	610.4
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	2.9	9.0	3.9	10.1

Denominator for diluted earnings per share	522.6	617.9	535.1	620.5

During the three months ended June 30, 2008 and 2007, weighted-average shares related to certain stock options of 18.9 and 6.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2008 and 2007, weighted-average shares related to certain stock options of 15.3 and 4.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2008, we issued approximately 0.9 restricted stock units under our stock incentive plans, of which 0.2 restricted stock units are contingent upon us achieving specified annual return on equity targets for 2008. These 0.2 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

7.  Income Taxes

As of June 30, 2008, as further described below, certain of our tax years remain subject to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of June 30, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, we have several tax years for which there are ongoing disputes. We joined the IRS Compliance Assurance Process, or CAP, in 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

During the three months ended June 30, 2008 and 2007, we recognized income tax expense of $435.5 and $482.1, respectively, which represents effective tax rates of 36.7% and 36.6%, respectively. During the six months ended June 30, 2008 and 2007, we recognized income tax expense of $726.6 and $945.4, respectively, which represents effective tax rates of 35.2% and 36.9%, respectively. The 170 basis point reduction in the effective tax rate during the six months ended June 30, 2008 was primarily due to settlements of audit issues and associated amounts.

8.  Hedging Activity

Fair Value Hedges

For the three months ended June 30, 2008 and 2007, we recognized income (expense) of $5.4 and $(1.7), respectively, from fair value hedges, which was recorded as a reduction (increase) to interest expense. For the six months ended June 30, 2008 and 2007, we recognized income (expense) of $9.5 and $(3.1), respectively, from fair value hedges, which was recorded as a reduction (increase) to interest expense.

Cash Flow Hedges

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at June 30, 2008 was $8.4.

9.  Long-Term Debt

On April 29, 2008 we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2008, we had $1,994.4 outstanding under this program.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,500.0 (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2008 or during the six months then ended. At June 30, 2008, we had $505.6 available under this facility.

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

The following table summarizes fair value measurements by level at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash equivalents	$1,746.2	$–	$–	$1,746.2
Investments available-for-sale:
Fixed maturity securities	250.8	13,944.5	218.2	14,413.5
Equity securities	1,844.8	103.5	5.9	1,954.2
Other invested assets, current	40.7	–	–	40.7
Derivatives (reported with other noncurrent assets)	–	38.4	–	38.4

Total assets	$3,882.5	$14,086.4	$224.1	$18,193.0

Derivatives (reported with other noncurrent liabilities)	$–	$2.7	$–	$2.7

Total liabilities	$–	$2.7	$–	$2.7

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at April 1, 2008	$257.9	$6.1	$264.0
Total gains and losses
Realized in net income	(6.9)	–	(6.9)
Unrealized in accumulated other comprehensive income	(18.0)	(0.1)	(18.1)
Purchases, sales, issuances and settlements	(14.8)	(0.1)	(14.9)
Transfers in (out) of Level III	–	–	–

Ending balance at June 30, 2008	$218.2	$5.9	$224.1

Change in unrealized losses included in net income related to assets still held	$(6.0)	$–	$(6.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total gains and losses
Realized in net income	(6.9)	–	(6.9)
Unrealized in accumulated other comprehensive income	(18.0)	(0.1)	(18.1)
Purchases, sales, maturities, calls and redemptions	(14.8)	(0.1)	(14.9)
Transfers into Level III	257.0	–	257.0

Ending balance at June 30, 2008	$218.2	$5.9	$224.1

Change in unrealized losses included in net income related to assets still held	$(6.0)	$–	$(6.0)

During the six months ended June 30, 2008, certain mortgage-backed and asset-backed securities were thinly traded due to concerns in the securities markets and the resulting lack of liquidity. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

11.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended June 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$7.6	$9.2	$1.4	$1.7
Interest cost	25.0	25.4	8.2	8.9
Expected return on assets	(38.7)	(38.6)	(0.9)	(0.8)
Recognized actuarial loss	–	0.1	1.3	0.7
Amortization of prior service (credit) cost	(0.2)	0.2	(2.4)	(0.9)
Curtailment (gain) loss	(1.4)	6.1	–	(0.6)

Net periodic benefit (credit) cost	$(7.7)	$2.4	$7.6	$9.0

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the six months ended June 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$15.2	$18.8	$2.9	$4.1
Interest cost	49.9	51.0	16.4	17.5
Expected return on assets	(77.4)	(76.2)	(1.8)	(1.6)
Recognized actuarial loss	–	0.4	2.6	1.8
Amortization of prior service (credit) cost	(0.4)	0.4	(4.8)	(1.6)
Curtailment (gain) loss	(1.4)	6.1	–	(0.6)

Net periodic benefit (credit) cost	$(14.1)	$0.5	$15.3	$19.6

For the year ending December 31, 2008, no contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three or six months ended June 30, 2008.

During the three months ended June 30, 2008, we incurred a curtailment gain of $1.4 within one of our supplemental pension plans.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $1.3 as a reduction of retained earnings effective January 1, 2008.

12.  Segment Information

Our organizational structure has three strategic business units: a Commercial Business unit, a Consumer Business unit and a Comprehensive Health Solutions Business unit. Based on our organizational structure, we are organized around three reportable segments: Commercial; Consumer; and Other. We revised our reportable segments during the first quarter of 2008 in accordance with a new organizational structure implemented on January 1, 2008, which reflects how the chief operating decision maker evaluates the performance of our business. Segment disclosures for 2007 have been reclassified to conform to the 2008 presentation.

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

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored includes our Medicaid business.

Our Other segment includes the Comprehensive Health Solutions Business unit that brings together our resources focused on optimizing the quality of health care and cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program, or FEP, and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Financial data by reportable segment for the three and six months ended June 30, 2008 and 2007 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended June 30, 2008
Operating revenue from external customers	$9,517.1	$4,144.0	$1,815.9	$15,477.0
Intersegment revenue	–	–	697.5	697.5
Elimination of intersegment revenue	–	–	(697.5)	(697.5)
Operating gain	820.7	223.7	139.9	1,184.3

Three Months Ended June 30, 2007
Operating revenue from external customers	$9,533.4	$3,808.9	$1,671.3	$15,013.6
Intersegment revenue	–	–	565.8	565.8
Elimination of intersegment revenue	–	–	(565.8)	(565.8)
Operating gain	928.8	212.0	93.2	1,234.0

Six Months Ended June 30, 2008
Operating revenue from external customers	$19,005.3	$8,244.0	$3,594.3	$30,843.6
Intersegment revenue	–	–	1,362.8	1,362.8
Elimination of intersegment revenue	–	–	(1,362.8)	(1,362.8)
Operating gain	1,704.4	99.5	263.0	2,066.9

Six Months Ended June 30, 2007
Operating revenue from external customers	$18,989.0	$7,535.3	$3,330.5	$29,854.8
Intersegment revenue	–	–	1,074.5	1,074.5
Elimination of intersegment revenue	–	–	(1,074.5)	(1,074.5)
Operating gain	1,843.9	356.0	207.4	2,407.3

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Reportable segments operating revenues	$15,477.0	$15,013.6	$30,843.6	$29,854.8
Net investment income	217.6	253.4	450.3	500.0
Net realized (losses) gains on investments	(27.8)	0.9	(73.4)	1.1

Total revenues	$15,666.8	$15,267.9	$31,220.5	$30,355.9

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Reportable segments operating gain	$1,184.3	$1,234.0	$2,066.9	$2,407.3
Net investment income	217.6	253.4	450.3	500.0
Net realized (losses) gains on investments	(27.8)	0.9	(73.4)	1.1
Interest expense	(116.5)	(100.1)	(235.5)	(203.0)
Amortization of other intangible assets	(71.6)	(70.9)	(143.1)	(141.7)

Income before income tax expense	$1,186.0	$1,317.3	$2,065.2	$2,563.7

13.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$750.5	$835.2	$1,338.6	$1,618.3
Change in net unrealized losses on investments	(219.1)	(97.3)	(380.4)	(45.2)
Change in net unrealized losses on cash flow hedges	(0.2)	(0.6)	(0.3)	(1.2)
Change in net periodic pension and postretirement costs	(0.8)	3.3	(1.6)	4.0

Comprehensive income	$530.4	$740.6	$956.3	$1,575.9

14.  Commitments and Contingencies

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice, Inc., or WellChoice, was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continued to be a defendant in the Thomas (now known as Love) Litigation and was not affected by the prior settlement between us and plaintiffs. The Love Litigation alleged that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted final approval of the settlement on April 20, 2008. The settlement did not have a material effect on our consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s, or WHN’s, acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock has filed a notice of appeal with the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health

Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007, the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member’s insurance policy was rescinded. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded.

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. Final approval of the settlement with the hospital plaintiffs is scheduled for hearing in September 2008. In addition, on July 17, 2008 we announced a tentative settlement with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 fine. Neither of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

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

Contractual Obligations and Commitments

We have entered into certain agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at June 30, 2008 is approximately $746.8 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – June 30, 2008 Compared to June 30, 2007

V.	Cost of Care

VI.	Results of Operations – Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

VII.	Results of Operations – Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 35.3 million members as of June 30, 2008. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the Blue Cross Blue Shield licensee in 10 New York City metropolitan and surrounding counties, and as the Blue Cross or Blue Cross Blue Shield licensee in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended June 30, 2008 was $15.5 billion, an increase of $0.5 billion, or 3%, over the three months ended June 30, 2007. Operating revenue for the six months ended June 30, 2008 was $30.8 billion, an increase of $0.9 billion, or 3% over the six months ended June 30, 2007. These increases were primarily driven by premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, fully-insured membership declines in National Accounts and Local Group businesses, including UniCare, the conversion of the Connecticut Medicaid program from fully-insured to self-funded and our exit from the Ohio Covered Families and Children Medicaid program, or Ohio CFC program, on April 1, 2008.

Net income for the three months ended June 30, 2008 was $750.5 million, a 10% decrease over the three months ended June 30, 2007. Our fully-diluted earnings per share, or EPS, was $1.44 for the three months ended June 30, 2008, which included $0.03 per share of net realized investment losses and was a 7% increase over the EPS of $1.35 for the three months ended June 30, 2007. The decline in net income reflects higher medical costs, which are further described below. The increase in EPS was the result of having fewer shares outstanding during 2008. The shares outstanding declined primarily due to share buyback activity resulting from our share repurchase program. Net income for the six months ended June 30, 2008 was $1.3 billion, a 17% decrease over the six months ended June 30, 2007. Our fully-diluted EPS was $2.50 for the six months ended June 30, 2008, which included $0.09 per share of net realized investment losses and was 4% less than the EPS of $2.61 for the six months ended June 30, 2007. The decline in net income and EPS reflect higher medical costs, which are further described below, with the decline in EPS being partially offset by the impact of our share repurchase program.

Operating cash flow for the six months ended June 30, 2008 was $1.1 billion, or 0.9 times net income. Operating cash flow for the six months ended June 30, 2007 was $2.7 billion, or 1.7 times net income. The decrease in operating cash flow from 2007 was driven primarily by the timing of payments from the Centers for Medicare and Medicaid Services, or CMS, the timing of collecting our self-funded receivables, increases in other accounts receivables due to a delay in reimbursements from other BCBSA plans, lower net income in 2008 compared to 2007 and lower tax deductions related to reduced stock option exercises. During 2007, the operating cash flow included the receipt of additional CMS payments related to the third quarter of 2007. This similar payment in 2008 was received in July 2008. The 2007 operating cash flow would have been approximately 1.3 times net income if these additional payments were excluded. The increase in receivables was due to membership growth, certain contractual modifications and other actions we have taken in response to our system migrations. We expect this increase in receivables to decline in the latter half of 2008 as we continue to collect our receivables. The reduction in net income reflects higher medical costs, which are further described below.

II.	Overview

Beginning January 1, 2008, we implemented a new organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial; Consumer; and Other. For additional information, see Note 12 to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q.

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

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage, and Medicare Supplement, while State-Sponsored includes our Medicaid business.

Our Other segment includes our Comprehensive Health Solutions Business unit that brings together our resources focused on optimizing the quality of health care and cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. Our FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products, including PPO, HMO, POS and CDHP products, our aggregate cost of care can fluctuate based on a change in the overall mix of these products. Over the last few years, CDHP products have become more popular. CDHP products tend to have a lower benefit expense due to the benefit design of these products. It is possible the continued growth of CDHP products could influence our aggregate cost of care trends in future periods.

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

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs. Several economic factors related to health care costs, such as regulatory mandates of coverage and direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. The potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks on our ability to profitably underwrite our business, and may have a material impact on our results of operations.

During early 2008, we experienced higher than expected medical costs in several business lines, including less favorable than expected prior year reserve development. We also experienced lower than expected fully-insured enrollment, primarily due to declines in our National and Local Group membership, including UniCare, and Individual membership. Additionally, our results of operations were impacted by the changing economic environment. The impact of these factors on the results of operations is discussed throughout this MD&A. Certain of these impacts on medical costs may continue for the remainder of 2008. We continue to evaluate the long-term impact of these factors on our medical cost trend and overall results of operations.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 and the MD&A included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission, or SEC, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2008.

III.	Significant Transactions

Stock Repurchase Program

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the six months ended June 30, 2008, we repurchased and retired approximately 46.5 million shares at an average share price of $61.86, for an aggregate cost of $2,875.2 million. As of June 30, 2008, $1,423.2 million remained authorized for future repurchases. Subsequent to June 30, 2008, we repurchased and retired approximately 0.8 million shares for an aggregate cost of approximately $34.6 million, leaving approximately $1,388.6 million for authorized future repurchases at July 16, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

IV.	Membership – June 30, 2008 Compared to June 30, 2007

Our customer type definitions were revised in the first quarter of 2008 in accordance with our new organizational structure, as described above. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2008 and 2007. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands) Medical Membership	2008	2007[1]	Change	% Change
Customer Type
Local Group	16,650	16,688	(38)	0%
Individual	2,353	2,450	(97)	(4)
National:
National Accounts	6,732	6,413	319	5
BlueCard	4,782	4,475	307	7

Total National	11,514	10,888	626	6
Senior	1,304	1,238	66	5
State-Sponsored	2,068	2,122	(54)	(3)
FEP	1,385	1,381	4	0

Total Medical Membership by Customer Type	35,274	34,767	507	1

Funding Arrangement
Self-Funded	18,499	17,425	1,074	6
Fully-Insured	16,775	17,342	(567)	(3)

Total Medical Membership by Funding Arrangement	35,274	34,767	507	1

Reportable Segment
Commercial	28,414	27,868	546	2
Consumer	5,475	5,518	(43)	(1)
Other	1,385	1,381	4	0

Total Medical Membership by Reportable Segment	35,274	34,767	507	1

Other Membership
Behavioral Health	23,410	20,038	3,372	17
Life and Disability	5,553	5,754	(201)	(3)
Dental	4,665	5,169	(504)	(10)
Vision	2,574	2,480	94	4
Medicare Part D	1,854	1,594	260	16

PBM Prescription Volume Processed (Quarterly)[2]
Retail Scripts	98,296	90,882	7,414	8
Mail Order Scripts	6,834	7,022	(188)	(3)
Specialty Pharmacy Scripts	230	150	80	53

Total Scripts	105,360	98,054	7,306	7

PBM Prescription Volume Paid (Quarterly)[2]
Retail Scripts	59,782	55,892	3,890	7%
Mail Order Scripts	6,550	7,011	(461)	(7)
Specialty Pharmacy Scripts	165	87	78	90

Total Scripts	66,497	62,990	3,507	6

[1]	Medical membership data for 2007 has been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition, which is applied on a prospective basis.
[2]

Prescriptions processed represent all requests submitted to our PBM companies. Prescriptions processed may not ultimately agree to the amount paid for various reasons, including duplicative and non-covered submissions as well as situations where members do not pick up a filled prescription.

Medical Membership

During the twelve months ended June 30, 2008, total medical membership increased approximately 507,000, or 1%, primarily due to increases in our National Accounts, BlueCard, and Senior businesses partially offset by declines in Individual, State-Sponsored and Local Group membership.

Self-funded medical membership increased 1,074,000, or 6%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales and BlueCard growth as well as the conversion of the Connecticut Medicaid program from fully-insured to self-funded. Fully-insured membership decreased by 567,000 members, or 3%, primarily due to ongoing conversions to self-funded arrangements, including the conversion of the Connecticut Medicaid program from fully-insured to self-funded, our exit from the Ohio CFC program and declines in fully-insured Local Group membership.

Local Group membership decreased 39,000 as increases in our BCBSA-branded business were offset by lapses, particularly in California due to small group renewal rate increases, and unfavorable in-group changes in our UniCare business.

Individual membership decreased 96,000, or 4%, primarily due to decreases in certain BCBSA-branded regions as well as in our UniCare business due to competitive pricing pressures, competitive broker compensation in certain regions and overall economic conditions.

National Accounts membership increased 319,000, or 5%, primarily driven by additional sales and in-group growth as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses in a small number of accounts.

BlueCard membership increased 307,000, or 7%, primarily due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

Senior membership increased 66,000, or 5%, primarily due to additional sales of our Medicare Advantage product, partially offset by a slight decline in Medicare Supplement membership.

State-Sponsored membership decreased 54,000, or 3%, primarily due to our exit from the Ohio CFC program, offset by net growth in Connecticut primarily due to the withdrawal of two competitors.

Other Membership

Our Other products are often ancillary to our health business and can therefore be impacted by growth in our medical membership.

Behavioral health membership increased 3,372,000, or 17%, primarily due to the conversions of 2,402,000 members from a third-party vendor in January 2008 and growth in membership due to new sales of our behavioral health products.

Life and disability membership decreased 201,000, or 3%, primarily due to overall membership declines from a very competitive marketplace, reduction of members following employment declines at certain large customers and lapses due to the current economic environment.

Dental membership decreased 504,000, or 10%, primarily due to the loss of the dental component within one of our State-Sponsored plans in late 2007 as well as general losses due to the competitive environment.

Vision membership increased 94,000, or 4%, primarily due to continued market penetration of our Blue View vision product.

Medicare Part D membership increased 260,000, or 16%, primarily due to growth from new sales during the 2008 marketing period.

PBM Prescription Volume

Prescription volume for processed scripts in our PBM companies increased by 7,306,000, or 7%. Prescription volume for paid scripts in our PBM companies increased by 3,507,000, or 6%. Both processed and paid scripts increases were primarily due to an increase in retail scripts resulting from higher membership, partially offset by lower utilization of our mail order business. The lower utilization of our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter drug.

V. Cost of Care

The following discussion summarizes our aggregate cost of care trends for the 12 months ended June 30, 2008 for our Local Group and Individual fully-insured businesses only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs for which we are responsible, which excludes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on medical cost trends during the three months ended June 30, 2008, we believe our 2008 cost of care trend estimate of 8%, plus or minus 50bp, is appropriate.

Overall, our medical cost trend continues to be driven by unit costs. Inpatient hospital trend is in the low double digit range and is related to increases in cost per admission. Cost per admission is higher, due in part to the greater intensity of inpatient services as less intensive services are performed outpatient. Other drivers include negotiated rate increases with hospitals. Re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. In particular, enterprise-wide enhanced care management programs and more focused review of neo-natal intensive care unit cases are helping to manage unit cost trends. We recently signed an agreement with CareNex Health Services, a company that focuses on improving the lives of critically ill and critically-complex infants and their families. Inpatient utilization measures (admissions per 1,000 members, hospital days per 1,000 members and average length of stay) have been increasing slightly. Cost trend increases for outpatient services are in the mid-to-upper-single digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room and occupational and physical therapy. The increases are primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. We are continuing to develop plan designs to encourage appropriate utilization of outpatient services and we are seeing the positive impact of our expanding radiology services by our members. On August 1, 2007 we completed our acquisition of American Imaging Management, Inc., or AIM. Incorporating their technology will allow us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need, while improving patient safety. Physician services trend is in the mid-single digit range and is approximately 55% cost driven and 45% utilization. Fee schedule changes are one of the drivers of these trends. We are collaborating with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend is in the mid-single digit range and is approximately 60% unit cost (cost per prescription) related and 40% utilization (prescriptions per member per year) driven. The increased use of specialty drugs is a primary driver of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. In October 2007, we announced the opening of our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana, which manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increase in cost per prescription measures is being mitigated by increases in our generic usage rates, benefit plan design changes and improved pharmaceutical contracting.

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

VI.	Results of Operations – Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Our consolidated results of operations for the three months ended June 30, 2008 and 2007 are discussed in the following section.

	Three Months Ended June 30		$ Change	% Change
(In millions, except per share data)	2008	2007
Premiums	$14,344.9	$13,935.9	$409.0	3%
Administrative fees	966.0	923.4	42.6	5
Other revenue	166.1	154.3	11.8	8

Total operating revenue	15,477.0	15,013.6	463.4	3
Net investment income	217.6	253.4	(35.8)	(14)
Net realized (losses) gains on investments	(27.8)	0.9	(28.7)	NM	[1]

Total revenues	15,666.8	15,267.9	398.9	3
Benefit expense	11,955.6	11,405.4	550.2	5
Selling, general and administrative expense:
Selling expense	445.1	429.6	15.5	4
General and administrative expense	1,773.5	1,830.7	(57.2)	(3)

Total selling, general and administrative expense	2,218.6	2,260.3	(41.7)	(2)
Cost of drugs	118.5	113.9	4.6	4
Interest expense	116.5	100.1	16.4	16
Amortization of other intangible assets	71.6	70.9	0.7	1

Total expenses	14,480.8	13,950.6	530.2	4

Income before income tax expense	1,186.0	1,317.3	(131.3)	(10)
Income tax expense	435.5	482.1	(46.6)	(10)

Net income	$750.5	$835.2	$(84.7)	(10)

Average diluted shares outstanding	522.6	617.9	(95.3)	(15)%
Diluted net income per share	$1.44	$1.35	$0.09	7%
Benefit expense ratio[2]	83.3%	81.8%		150	bp3
Selling, general and administrative expense ratio[4]	14.3%	15.1%		(80	)bp3
Income before income taxes as a percentage of total revenue	7.6%	8.6%		(100	)bp3
Net income as a percentage of total revenue	4.8%	5.5%		(70	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $409.0 million, or 3%, to $14.3 billion in 2008, primarily due to premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, fully-insured membership declines in National Accounts and Local Group businesses, including UniCare, the conversion of the Connecticut Medicaid program from fully-insured to self-funded and our exit from the Ohio CFC program.

Administrative fees increased $42.6 million, or 5%, to $966.0 million in 2008, primarily due to increased revenue for medical management programs offered by our Comprehensive Health Solutions Business unit and self-funded membership growth in National Accounts, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $11.8 million, or 8%, to $166.1 million in 2008, primarily due to increased specialty prescription volume, partially offset by decreased mail order script volume, particularly to third party customers. The lower utilization in our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter-drug.

Net investment income decreased $35.8 million, or 14%, to $217.6 million in 2008, primarily due to reduced investments resulting from lower operating cash flow and the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30
(In millions)	2008	2007	$ Change
Net realized losses from the sale of fixed maturity securities	$(4.4)	$(6.2)	$1.8
Net realized gains from the sale of equity securities	103.7	78.0	25.7
Other-than-temporary impairments – equity securities	(80.4)	(4.2)	(76.2)
Other-than-temporary impairments – interest rate related fixed maturity securities	(8.4)	(63.9)	55.5
Other-than-temporary impairments – credit related fixed maturity securities	(32.2)	–	(32.2)
Other realized losses	(6.1)	(2.8)	(3.3)

Net realized (losses) gains	$(27.8)	$0.9	$(28.7)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, partially offset by net realized gains from the sale of equity and fixed maturity securities. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $550.2 million, or 5%, to $12.0 billion in 2008, primarily due to overall higher medical costs in Medicare Advantage and, to a lesser extent, in our Local Group fully insured business. Higher medical costs in Medicare Advantage resulted both from growth and increases in medical costs, due to higher utilization resulting from adverse selection in certain of these products, which were caused by benefit design. We are addressing the benefit expense in Medicare Advantage business for the remainder of 2008 through medical management initiatives and for 2009 through pricing and benefit design changes. These increases were partially offset by the loss of the New York State prescription drug contract, the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded and our exit from the Ohio CFC program.

Our benefit expense ratio increased 150 basis points to 83.3% in 2008, primarily due to increased benefit expense and changing mix in our Local Group fully-insured business. The remainder of the increase in the benefit expense ratio was caused by our Medicare Advantage business in the Consumer segment, as discussed in the preceding paragraph. These increases in the benefit expense ratio were partially offset by the loss of the New York State prescription drug contract.

Selling, general and administrative expense decreased $41.7 million, or 2%, to $2.2 billion in 2008 primarily due to lower incentive compensation, partially offset by higher wages resulting from merit increases for employees. Our selling, general and administrative expense ratio decreased 80 basis points to 14.3% in 2008. The decrease in our selling, general and administrative expense ratio was primarily due to the lower costs mentioned above and growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base.

Cost of drugs sold increased $4.6 million, or 4%, to $118.5 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs. These increased costs were partially offset by decreased mail order script volume.

Interest expense increased $16.4 million, or 16%, to $116.5 million in 2008, primarily due to the issuance of $2.0 billion of long-term debt during 2007 and an increased use of commercial paper.

Amortization of other intangible assets increased $0.7 million, or 1%, to $71.6 million in 2008, primarily due to amortization of intangibles acquired with the AIM acquisition during 2007. These increases were offset by reductions in amortization of certain intangibles acquired in prior years.

Income tax expense decreased $46.6 million, or 10%, to $435.5 million in 2008. The decline in income tax expense resulted from the reduction in income before income tax expense. The effective tax rates in 2008 and 2007 were 36.7% and 36.6%, respectively.

Our net income as a percentage of total revenue decreased 70 basis points, from 5.5% in 2007 to 4.8% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12 to our unaudited consolidated financial statements for the three and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q. The discussions of segment results for the three months ended June 30, 2008 and 2007 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$9,517.1	$9,533.4	$ (16.3)	0%
Operating gain	$820.7	$928.8	$ (108.1)	(12)%
Operating margin	8.6%	9.7%		(110	)bp

Operating revenue decreased $16.3 million to $9.5 billion in 2008, primarily due to the loss of the New York State prescription drug contract and fully-insured membership declines in National Accounts and Local Group businesses, including UniCare. These declines were partially offset by premium rate increases in all lines of business.

Operating gain decreased $108.1 million, or 12%, to $820.7 million in 2008 due to higher benefit expense primarily resulting from overall higher medical costs, as well as membership mix changes, including lower fully-insured membership, partially offset by lower general and administrative expenses.

The operating margin in 2008 was 8.6%, a 110 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$4,144.0	$3,808.9	$335.1	9%
Operating gain	$223.7	$212.0	$11.7	6%
Operating margin	5.4%	5.6%		(20	)bp

Operating revenue increased $335.1 million, or 9%, to $4.1 billion in 2008, primarily due to premium rate increases in all lines of business and growth in our Medicare Advantage business . These increases were partially offset by declines in operating revenue due to the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded, our exit from the Ohio CFC program and reduced membership in our Individual business.

Operating gain increased $11.7 million to $223.7 million in 2008 primarily due to premium rate increases for all customer types and lower general and administrative expenses. These increases were offset by higher benefit expense within our Medicare Advantage business. Higher benefit expense in Medicare Advantage was primarily due to higher utilization resulting from adverse selection brought about by the benefit design of certain of these products. We are addressing benefit expense in Medicare Advantage for the remainder of 2008 through medical management initiatives and for 2009 through pricing and benefit design changes.

The operating margin in 2008 was 5.4%, a 20 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$1,815.9	$1,671.3	$144.6	9%
Operating gain	$139.9	$93.2	$46.7	50%

Operating revenue increased $144.6 million, or 9%, to $1.8 billion in 2008, primarily due to higher premium in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $46.7 million, or 50%, to $139.9 million in the first quarter of 2008. This increase was due to improved results in our PBM and behavioral health businesses.

VII.	Results of Operations – Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our consolidated results of operations for the six months ended June 30, 2008 and 2007 are discussed in the following section.

	Six Months Ended June 30
(In millions, except per share data)	2008	2007	$ Change	% Change
Premiums	$28,579.3	$27,693.3	$886.0	3%
Administrative fees	1,935.6	1,847.9	87.7	5
Other revenue	328.7	313.6	15.1	5

Total operating revenue	30,843.6	29,854.8	988.8	3
Net investment income	450.3	500.0	(49.7)	(10)
Net realized (losses) gains on investments	(73.4)	1.1	(74.5)	NM	[1]

Total revenues	31,220.5	30,355.9	864.6	3
Benefit expense	24,072.1	22,835.2	1,236.9	5
Selling, general and administrative expense:
Selling expense	889.4	852.6	36.8	4
General and administrative expense	3,577.8	3,539.3	38.5	1

Total selling, general and administrative expense	4,467.2	4,391.9	75.3	2
Cost of drugs	237.4	220.4	17.0	8
Interest expense	235.5	203.0	32.5	16
Amortization of other intangible assets	143.1	141.7	1.4	1

Total expenses	29,155.3	27,792.2	1,363.1	5

Income before income tax expense	2,065.2	2,563.7	(498.5)	(19)
Income tax expense	726.6	945.4	(218.8)	(23)

Net income	$1,338.6	$1,618.3	$(279.7)	(17)

Average diluted shares outstanding	535.1	620.5	(85.4)	(14)%
Diluted net income per share	$2.50	$2.61	$(0.11)	(4)%
Benefit expense ratio[2]	84.2%	82.5%		170	bp3
Selling, general and administrative expense ratio[4]	14.5%	14.7%		(20	)bp3
Income before income taxes as a percentage of total revenue	6.6%	8.4%		(180	)bp3
Net income as a percentage of total revenue	4.3%	5.3%		(100	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $886.0 million, or 3%, to $28.6 billion in 2008, primarily due to premium rate increases for all medical customer types, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, fully-insured membership declines in National Accounts and Local Group businesses, including UniCare, the conversion of the Connecticut Medicaid program from fully-insured to self-funded and our exit from the Ohio CFC program.

Administrative fees increased $87.7 million, or 5%, to $1.9 billion in 2008, primarily due to self-funded membership growth in National Accounts, including BlueCard, and Local Group, and increased revenue for medical management programs offered by our Comprehensive Health Solutions Business unit. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness. Self-funded membership growth also increased due to the conversion of the Connecticut Medicaid program from fully-insured to self-funded.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $15.1 million, or 5%, to $328.7 million in 2008, primarily due to increased specialty prescription volume, partially offset by decreased mail order script volume, particularly to third party customers. The lower utilization in our mail order business, as previously described, resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyretec® as an over-the-counter-drug.

Net investment income decreased $49.7 million, or 10%, to $450.3 million in 2008 primarily resulting from reduced investments resulting from lower operating cash flow and the use of cash for repurchases of our common stock.

A summary of our net realized (losses) gains on investments for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30
(In millions)	2008	2007	$ Change
Net realized losses from the sale of fixed maturity securities	$(4.2)	$(6.2)	$2.0
Net realized gains from the sale of equity securities	117.6	115.4	2.2
Other-than-temporary impairments – equity securities	(124.1)	(18.9)	(105.2)
Other-than-temporary impairments – interest rate related fixed maturity securities	(13.0)	(88.9)	75.9
Other-than-temporary impairments – credit related fixed maturity securities	(60.8)	–	(60.8)
Other realized gains (losses)	11.1	(0.3)	11.4

Net realized (losses) gains	$(73.4)	$1.1	$(74.5)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, partially offset by net realized gains from the sale of equity securities. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities and interest rate related impairments of fixed maturity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $1.2 billion, or 5%, to $24.1 billion in 2008, primarily due to overall higher medical costs in our Medicare Advantage business, and to a lesser extent, in our Local Group fully-insured business. Higher medical costs in Medicare Advantage resulted from both membership growth and increases in medical costs due to higher utilization resulting from adverse selection in certain of these products, which were caused by benefit design. We are addressing the benefit expense ratio in Medicare Advantage business for the remainder of 2008 through medical management initiatives and for 2009 through pricing and benefit design changes. Less favorable prior period development contributed to the overall higher medical costs in Local Group fully-insured business. These increases were partially offset by the loss of the New York State prescription drug contract and the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded.

Our benefit expense ratio increased 170 basis points to 84.2% in 2008, primarily attributable to the medical costs in our Consumer segment and, to a lesser extent, due to medical costs in our Local Group fully-insured business. The medical costs in our Consumer segment were primarily driven by Medicare Advantage and Medicare Part D. As previously discussed, we are addressing these costs. The increase in the benefit expense ratio for Medicare Part D was primarily the result of plan design changes for one of our products, which changed from a deductible plan design to a co-pay product. As a result, we incurred benefit expense earlier in 2008 than in 2007. We expect this plan design change to favorably impact future quarters’ benefit expense ratio compared to the corresponding quarters in 2007. In addition, the seasonality of the Medicare Part D benefit design is expected to result in an improving benefit expense ratio during the remainder of 2008. The benefit expense ratio in Local Group fully-insured business increased due to higher medical cost trend and mix of business. These increases were partially offset by the loss of the New York State prescription drug contract.

Selling, general and administrative expense increased $75.3 million, or 2%, to $4.5 billion in 2008 primarily due to higher wages, outside services and advertising and marketing costs, offset by lower incentive compensation costs. Our selling, general and administrative expense ratio decreased 20 basis points to 14.5% in 2008. The decrease in our selling, general and administrative expense ratio was primarily due to the higher costs mentioned above, offset by the lower incentive costs and growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base.

Cost of drugs sold increased $17.0 million, or 8%, to $237.4 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs. These increased costs were partially offset by decreased mail order script volume.

Interest expense increased $32.5 million, or 16%, to $235.5 million in 2008, primarily due to the issuance of $2.0 billion of long-term debt during 2007 and an increased use of commercial paper.

Amortization of other intangible assets increased $1.4 million, or 1%, to $143.1 million in 2008, primarily due to amortization of intangibles acquired with the AIM acquisition during 2007. These increases were offset by reductions in amortization of certain intangibles acquired in prior years.

Income tax expense decreased $218.8 million, or 23%, to $726.6 million in 2008, resulting from a combination of lower income before income tax expense and a lower effective tax rate in 2008. The effective tax rates in 2008 and 2007 were 35.2% and 36.9%, respectively. The 170 basis point decrease in the effective tax rate in 2008 was primarily due to the settlement of audit issues and associated amounts.

Our net income as a percentage of total revenue decreased 100 basis points, from 5.3% in 2007 to 4.3% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

The discussions of segment results for the six months ended June 30, 2008 and 2007 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$19,005.3	$18,989.0	$ 16.3	0%
Operating gain	$1,704.4	$1,843.9	$ (139.5)	(8)%
Operating margin	9.0%	9.7%		(70	)bp

Operating revenue increased $16.3 million to $19.0 billion in 2008, primarily due to premium rate increases in all medical lines of business, partially offset by the loss of the New York State prescription drug contract and fully-insured membership declines in National Accounts and Local Group businesses, including UniCare.

Operating gain decreased $139.5 million, or 8%, to $1.7 billion in 2008 as the operating revenue increases were more than offset by higher benefit expense resulting from less favorable prior period development and higher medical costs as well as membership mix changes, including lower fully-insured membership.

The operating margin in 2008 was 9.0%, a 70 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$8,244.0	$7,535.3	$708.7	9%
Operating gain	$99.5	$356.0	$(256.5)	(72)%
Operating margin	1.2%	4.7%		(350	)bp

Operating revenue increased $708.7 million, or 9%, to $8.2 billion in 2008, primarily due to premium rate increases in all lines of business and growth in our Medicare Advantage business. These increases were partially offset by declines in operating revenue due to the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded and our exit from the Ohio CFC program.

Operating gain decreased $256.5 million, or 72%, to $99.5 million in 2008, primarily due to higher benefit expense within our Medicare Advantage and Medicare Part D businesses. Higher benefit expense in Medicare Advantage was primarily due to higher utilization resulting from the benefit design of certain of these products which resulted in adverse selection. We are addressing benefit expense in Medicare Advantage for the remainder of 2008 through medical management initiatives and for 2009 through pricing and benefit design changes. The increase in the benefit expense for Medicare Part D was primarily the result of plan design changes for one of our products which changed from a deductible design to a co-pay product. As a result, we incurred benefit expense earlier in 2008 than in 2007. We expect this plan design change to favorably impact future quarters’ benefit expense ratio compared to the corresponding quarters in 2007. In addition, overall membership increases in Medicare Part D unfavorably impacted operating gain due to higher benefit expense and expected seasonality of the product. The seasonality of the Medicare Part D benefit design is expected to result in an improving benefit expense ratio during the remainder of 2008.

The operating margin in 2008 was 1.2%, a 350 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30
(In millions)	2008	2007	$ Change	% Change
Operating revenue	$3,594.3	$3,330.5	$263.8	8%
Operating gain	$263.0	$207.4	$55.6	27%

Operating revenue increased $263.8 million, or 8%, to $3.6 billion in 2008, primarily due to higher premium in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $55.6 million, or 27%, to $263.0 million in 2008. This increase was due to improved results in our PBM and behavioral health businesses.

VIII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2008, this liability was $6.3 billion and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $6.2 billion of our total medical claims liability as of June 30, 2008; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $104.6 million, of the total medical claims liability as of June 30, 2008. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of June 30, 2008 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At June 30, 2008, the variability in months three to five was estimated to be between 50 and 130 basis points, while months six through twelve have much lower variability ranging from 10 to 40 basis points.

Over the period from December 31, 2007 to June 30, 2008, completion factors have decreased. With consideration of claim payments through June 30, 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation have developed lower than those used at December 31, 2007. This resulted in approximately $203.4 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the six months ended June 30, 2008. The decrease in completion factors has been taken into consideration when determining the completion factors used in establishing the June 30, 2008 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $218.0 million, in the June 30, 2008 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2006 to June 30, 2007, completion factors increased slightly. With consideration of claim payments through June 30, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period developed slightly higher than those used at December 31, 2006, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $21.9 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the six months ended June 30, 2007.

Over the period December 31, 2006 to December 31, 2007, completion factors decreased. With consideration of claim payments through December 31, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period developed slightly lower than those used at December 31, 2006. This resulted in approximately $17.6 million of deficiency in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007.

Over the period December 31, 2005 to December 31, 2006, completion factors increased. With consideration of claim payments through December 31, 2006, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2005 valuation period developed higher than those used at December 31, 2005, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $113.6 million of redundancy in the December 31, 2005 estimate and is included in the statement of income for the year ended December 31, 2006.

The other major assumption used in the establishment of the June 30, 2008 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At June 30, 2008, there was a 780 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 10%, or approximately $619.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at June 30, 2008. As we look at the year-over-year claim trend for the prior period (May and June 2007) compared to the current period (May and June 2008), the trend used in our reserve models has increased. However, claim trends observed as of December 31, 2007 based on subsequent claims runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2007. This difference between the trends assumed in establishing the December 31, 2007 medical claims payable and the trend observed based on subsequent claims runout through the six months ended June 30, 2008 resulted in approximately $473.0 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the six months ended June 30, 2008.

Claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the six months ended June 30, 2007, resulted in approximately $334.2 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the six months ended June 30, 2007. The difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2007, resulted in approximately $350.3 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007.

Claim trends observed as of December 31, 2005 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2005. This decline was due to moderating outpatient service trends and declines in pharmacy benefit cost trend. This difference between the trends assumed in establishing the December 31, 2005 medical claims payable, and the trend observed based upon subsequent claims runout through the year ended December 31, 2006, resulted in approximately $504.1 million of redundancy in the December 31, 2005 estimate and is included in the statement of income for the year ended December 31, 2006.

As summarized below, Note 10 to our audited consolidated financial statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 10 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2008 and 2007 and the years ended December 31, 2007, 2006 and 2005 is as follows:

	Six Months Ended June 30		Years Ended December 31
(In millions)	2008	2007	2007	2006	2005
Gross medical claims payable, beginning of period	$5,788.0	$5,290.3	$5,290.3	$4,853.4	$4,134.0
Ceded medical claims payable, beginning of period	(60.7)	(51.0)	(51.0)	(27.7)	(31.9)

Net medical claims payable, beginning of period	5,727.3	5,239.3	5,239.3	4,825.7	4,102.1

Business combinations and purchase adjustments	–	(2.0)	15.2	(6.4)	784.5
Net incurred medical claims:
Current year	24,308.4	23,208.3	46,366.2	42,613.2	32,865.6
Prior years (redundancies)	(269.6)	(356.1)	(332.7)	(617.7)	(644.9)

Total net incurred medical claims	24,038.8	22,852.2	46,033.5	41,995.5	32,220.7

Net payments attributable to:
Current year medical claims	18,689.5	17,973.0	40,765.7	37,486.0	28,997.1
Prior years medical claims	4,865.4	4,467.6	4,795.0	4,089.5	3,284.5

Total net payments	23,554.9	22,440.6	45,560.7	41,575.5	32,281.6

Net medical claims payable, end of period	6,211.2	5,648.9	5,727.3	5,239.3	4,825.7
Ceded medical claims payable, end of period	59.1	54.0	60.7	51.0	27.7

Gross medical claims payable, end of period	$6,270.3	$5,702.9	$5,788.0	$5,290.3	$4,853.4

Current year medical claims paid as a percent of current year net incurred medical claims	76.9%	77.4%	87.9%	88.0%	88.2%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	4.9%	7.3%	6.8%	14.7%	18.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.6%	0.8%	0.8%	1.9%	4.2%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $269.6 million shown above for the six months ended June 30, 2008 represents an estimate based on paid claim activity from January 1, 2008 to June 30, 2008. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $269.6 million redundancy relates to claims incurred in calendar year 2007.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.9% for 2007, 88.0% for 2006, and 88.2% for 2005. Comparison of the 2007 ratio of 87.9% and the 2006 ratio of 88.0% indicates fairly consistent payment patterns between 2007 and 2006. Comparison of the 2006 ratio of 88.0% and the 2005 ratio of 88.2% reflects a moderate decline due to system conversions and integration activity that impacted the 2006 ratio. Review of the six-month periods presented above shows that as of June 30, 2008, 76.9% of current year net incurred medical claims had been paid in the period incurred, as compared to 77.4% for the same period in 2007. These ratios reflect incurred and paid claim amounts for the first six months of 2008 and 2007 only and, therefore, are not indicative of the ratios that can be expected for the full year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 4.9% for the six months ended June 30, 2008 and 7.3% for the six months ended June 30, 2007. The 240 basis point decrease over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. This metric was 6.8% for 2007, 14.7% for 2006, and 18.7% for 2005.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the six months ended June 30, 2008, this metric was 0.6%, which was calculated using the redundancy of $269.6 million shown above. For the six months ended June 30, 2007, the comparable metric was 0.8%, which was calculated using the redundancy of $356.1 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2007 to June 30, 2007. This metric was 0.8% for full year 2007, 1.9% for 2006, and 4.2% for 2005. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%. The 2005 ratio was impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004, estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005.

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

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits, as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and we intend to defend our positions vigorously through the Internal Revenue Service, or IRS, appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of June 30, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2008 was $13.5 billion and other intangible assets were $9.1 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 106% of our consolidated shareholders’ equity at June 30, 2008.

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

In addition, we performed an impairment review of our goodwill balances during the first quarter of 2008 as a result of experiencing higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. No impairments were noted and no impairment charges were recorded. During the first quarter of 2008, we were notified by the state of California that premium increases for our Medi-Cal business were being repealed due to budgetary constraints. As a result of this notification, we also performed an impairment review of our intangible assets related to the State-Sponsored reporting unit. No impairments were noted and no impairment charges were recorded.

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

For additional information, see Note 4 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $16.4 billion at June 30, 2008 and represented 32% of our total consolidated assets at June 30, 2008. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $789.9 million, or 2% of total consolidated assets, at June 30, 2008. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We review investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $197.9 million and $107.8 million, respectively, for the six months ended June 30, 2008 and 2007.

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

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. For securities not actively traded, fair values are estimated using quoted market prices of comparable instruments or using discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FAS 157, Fair Value Measurements, or FAS 157. During the six months ended June 30, 2008, certain mortgage-backed and asset-backed securities were thinly traded due to concerns in the securities markets and the resulting lack of liquidity. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 to our audited consolidated financial statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, as amended by FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the difference between our expected rate of return and the actual performance of plan assets, as well as certain changes in pension liabilities, are amortized over future periods.

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

At June 30, 2008, our consolidated prepaid pension asset was $426.7 million. We also had liabilities of $64.0 million for certain supplemental plans. We recognized consolidated pre-tax pension (credit) cost of $(7.7) million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively. We recognized consolidated pre-tax pension (credit) cost of $(14.1) million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

During the three months ended June 30, 2008, we incurred a curtailment gain of $1.4 million within one of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. These plans are accounted for in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended by FAS 158. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $505.2 million at June 30, 2008.

We recognized consolidated pre-tax other postretirement cost of $7.6 million and $9.0 million for the three months ended June 30, 2008 and 2007, respectively. We recognized consolidated pre-tax other postretirement cost of $15.3 million and $19.6 million for the six months ended June 30, 2008 and 2007, respectively.

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

For additional information regarding retirement benefits, see Note 17 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

In September 2006, the FASB issued FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. We adopted FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on our financial position or operating results. See Note 10, Fair Value Measurements, to our unaudited consolidated financial statements for the three and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FAS 157.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008. See Note 11, Retirement Benefits, to our unaudited consolidated financial statements for the three and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of EITF 06-4.

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

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise's risk-management activities, which are effective on July 1, 2008. We do not expect the adoption of FAS 163 to have a material impact on our consolidated financial statements.

There were no other new accounting pronouncements issued during the first six months of 2008 that had a material impact on our financial position, operating results or disclosures.

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

A substantial portion of the assets held by our regulated subsidiaries are in the form of cash and cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash that exceeds our near term obligations in longer term marketable fixed maturity securities, to improve our overall investment income returns. Our investment strategy is to make investments consistent with insurance statutes and other regulatory requirements, while preserving our asset base. Our investments are generally available-for-sale to meet liquidity and other needs. Our subsidiaries pay out excess capital annually in the form of dividends to their respective parent companies for general corporate use, as permitted by applicable regulations.

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

Liquidity – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six months ended June 30, 2008, net cash flow provided by operating activities was $1,145.3 million, compared to $2,707.0 million for the six months ended June 30, 2007, a decrease of $1,561.7 million. This decrease resulted primarily from timing of payments from CMS, the timing of collecting our self-funded receivables, increases in other accounts receivables due to a delay in reimbursements from other BCBSA plans, lower net income in 2008 compared to 2007 and lower tax deductions related to reduced stock option exercises. During 2007, net cash flow provided by operating activities included the receipt of additional CMS payments related to the third quarter of 2007. This similar payment in 2008 was received in July 2008. The increase in receivables was due to membership growth, certain contractual modifications and other actions we have taken in response to our system migrations. We expect this increase in receivables to decline in the latter half of 2008 as we continue to collect our receivables. The reduction in net income reflects higher medical costs.

Net cash flow provided by investing activities was $457.0 million in 2008, compared to $922.6 million of cash used in 2007. The table below outlines the increase in cash flow provided by investing activities of $1,379.6 million between the two periods:

(In millions)	Change in Cash Used in Investing Activities
Increase in net proceeds from investments	$1,326.3
Increase in securities lending collateral	219.2
Increase in purchases of subsidiaries	(116.5)
Increase in sales of subsidiaries	5.0
Increase in net purchases of property and equipment	(32.2)
Increase in other, net	(22.2)

Net increase in cash provided by investing activities	$1,379.6

Net cash flow used in financing activities was $2,096.4 million in 2008 compared to $181.4 million of cash used in 2007. The table below outlines the increase in cash used in financing activities of $1,915.0 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net increase in proceeds from commercial paper borrowings	$ 492.9
Decrease in net proceeds from long-term borrowings	(953.8)
Decrease in securities lending payable	(219.2)
Increase in bank overdrafts	250.4
Increase in repurchases of common stock	(917.5)
Decrease in proceeds from exercise of employee stock options and employee stock purchase plan	(454.3)
Decrease in excess tax benefits from share-based compensation	(113.5)

Net increase in cash used in financing activities	$ (1,915.0)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $19.5 billion at June 30, 2008. Since December 31, 2007, total cash, cash equivalents and investments, including long-term investments, decreased by $1.7 billion as we used cash generated from operations for the repurchase of our common stock.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At June 30, 2008, we held at the parent company approximately $932.8 million of cash, cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 31.5% as of June 30, 2008 and 28.2% as of December 31, 2007.

Our senior debt is rated “A-” by Standard & Poor's, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On April 29, 2008 we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage based on our credit rating, or (ii) the base rate as defined in the term loan agreement.

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

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on April 29, 2008. The facility, as amended, provides credit up to $2.5 billion (reduced for any commercial paper issuances) and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2008 or during the six months then ended. At June 30, 2008, we had $0.5 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. There were $2.0 billion of borrowings outstanding under this commercial paper program as of June 30, 2008. Commercial paper borrowings outstanding at June 30, 2008 are classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under our senior credit facilities.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $3.3 billion of dividends will be paid to the parent company during 2008. For the six months ended June 30, 2008, we received $1.0 billion of dividends from our subsidiaries.

We maintain a common stock repurchase program as authorized by our Board of Directors. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the six months ended June 30, 2008, we repurchased and retired approximately 46.5 million shares at an average share price of $61.86, for an aggregate cost of $2,875.2 million. As of June 30, 2008, $1,423.2 million remained authorized for future repurchases. Subsequent to June 30, 2008, we repurchased and retired approximately 0.8 million shares for an aggregate cost of approximately $34.6 million, leaving approximately $1,388.6 million for authorized future repurchases at July 16, 2008. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

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

For additional information regarding our estimated contractual obligations and commitments at December 31, 2007, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section within our 2007 Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2007, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

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

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice, Inc., or WellChoice, was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continued to be a defendant in the Thomas (now known as Love) Litigation and was not affected by the prior settlement between us and plaintiffs. The Love Litigation alleged that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted final approval of the settlement on April 20, 2008. The settlement did not have a material effect on our consolidated financial position or results of operations.

Prior to WellPoint Health Network Inc.’s, or WHN’s, acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock has filed a notice of appeal with the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance are conducting investigations of the allegations. In February 2007, the California Department of Managed Health Care issued its final report in which it indicated its intention to impose a monetary penalty against BCC of $1.0 million. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member’s insurance policy was rescinded. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded.

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. Final approval of the settlement with the hospital plaintiffs is scheduled for hearing in September 2008. In addition, on July 17, 2008 we announced a tentative settlement with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 million fine. Neither of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

There have been no other material developments from the disclosure included in our 2007 Annual Report on Form 10-K.

ITEM 1A. RISK	FACTORS

There have been no material developments from the disclosure included in our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
April 1, 2008 to April 30, 2008	3,931,018	$47.21	3,847,300	$2,108.1
May 1, 2008 to May 31, 2008	7,497,473	52.06	7,494,699	1,718.0
June 1, 2008 to June 30, 2008	5,441,920	54.18	5,441,614	1,423.2

	16,870,411		16,783,613

[1]

Total number of shares purchased includes 86,798 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2008, we repurchased approximately 16.8 million shares at a cost of $866.6 million under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 21, 2008, the following actions were undertaken:

1.	The following persons were elected to the Board of Directors with terms to expire at the 2011 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstentions
Angela F. Braly	397,886,518	16,607,611	177,971
William H.T. Bush	398,074,070	16,412,978	185,052
Warren Y. Jobe	398,529,708	15,977,904	164,488
William G. Mays	398,334,193	16,183,301	154,606
Senator Donald W. Riegle, Jr.	397,610,532	16,876,682	184,886
William J. Ryan	398,120,002	16,401,198	150,900

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Lenox D. Baker, Jr., M.D., Susan B. Bayh, Sheila P. Burke, Larry C. Glasscock, Julie A. Hill, Victor S. Liss, Ramiro G. Peru, Jane G. Pisano, Ph.D., George A. Schaefer, Jr., Jackie M. Ward, and John E. Zuccotti.

2.	Ernst & Young LLP was ratified as the Company’s independent auditor for the fiscal year ending December 31, 2008, as follows:

Votes For	Votes Against	Abstentions
402,858,784	5,188,028	6,625,288

3.	The shareholder proposal concerning an advisory resolution on compensation of named executive officers was not approved, as follows:

Votes For	Votes Against	Abstentions
164,415,196	195,341,621	15,353,785

There were no additional matters voted upon at the May 21, 2008 Annual Meeting of Shareholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

WELLPOINT, INC. Registrant

Date: July 23, 2008	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 23, 2008	By:	/s/ JOHN E. GALLINA
John E. Gallina
Vice President, Chief Accounting Officer and Chief Financial Officer, Comprehensive Health Solutions
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among WellPoint, Inc. (the “Company”), Anthem Holding Corp. and WellPoint Health Networks Inc., incorporated by reference to Appendix A to the Company's Registration Statement on Form S-4 (Registration No. 333-110830) (exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request).

2.2	Agreement and Plan of Merger, dated as of May 2, 2005, among the Company, Light Acquisition Corp. and Lumenos, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.3	Agreement and Plan of Merger, dated as of September 27, 2005, among the Company, WellPoint Holding Corp. and WellChoice, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 21, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-Laws of the Company, amended and restated effective May 21, 2008 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company's common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-120851).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

4.8	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.9*	WellPoint, Inc. Board of Directors Compensation Program, as amended May 21, 2008.

10.30*	Agreement between WellPoint, Inc. and Mark L. Boxer, dated May 27, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.

E-2