Form 10-Q
period 2008-09-30
WELLPOINT INC
filed 2008-10-22
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 15, 2008
Common Stock, $0.01 par value	509,040,326 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2008

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,270.6	$2,767.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,607.4 and $1,814.5)	1,640.6	1,832.6
Equity securities (cost of $1,684.1 and $1,732.7)	1,527.5	1,893.7
Other invested assets, current	34.8	40.3
Accrued investment income	165.7	165.8
Premium and self-funded receivables	3,265.5	2,870.1
Other receivables	1,347.8	996.4
Income tax receivable	–	0.9
Securities lending collateral	633.0	854.1
Deferred tax assets, net	741.7	559.6
Other current assets	1,050.7	1,050.4

Total current assets	12,677.9	13,031.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $12,687.2 and $13,832.6)	12,035.1	13,917.3
Equity securities (cost of $35.7 and $43.4)	35.2	45.1
Other invested assets, long-term	789.9	752.9
Property and equipment, net	1,019.4	995.9
Goodwill	13,582.1	13,435.4
Other intangible assets	8,895.1	9,220.8
Other noncurrent assets	723.9	660.8

Total assets	$49,758.6	$52,060.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,272.5	$5,788.0
Reserves for future policy benefits	63.3	63.7
Other policyholder liabilities	1,617.1	1,832.2

Total policy liabilities	7,952.9	7,683.9
Unearned income	1,050.6	1,114.6
Accounts payable and accrued expenses	2,798.4	2,909.6
Income tax payable	14.6	–
Security trades pending payable	7.5	50.6
Securities lending payable	633.0	854.1
Short-term borrowings	100.0	–
Current portion of long-term debt	623.7	20.4
Other current liabilities	1,881.4	1,755.0

Total current liabilities	15,062.1	14,388.2
Long-term debt, less current portion	8,491.3	9,023.5
Reserves for future policy benefits, noncurrent	663.4	661.9
Deferred tax liability, net	2,501.0	3,004.4
Other noncurrent liabilities	1,367.5	1,991.6

Total liabilities	28,085.3	29,069.6

Commitments and contingencies – Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 508,980,558 and 556,212,039	5.1	5.6
Additional paid-in capital	17,016.0	18,441.1
Retained earnings	5,167.2	4,387.6
Accumulated other comprehensive (loss) income	(515.0)	156.1

Total shareholders’ equity	21,673.3	22,990.4

Total liabilities and shareholders’ equity	$49,758.6	$52,060.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues
Premiums	$14,230.7	$13,905.6	$42,810.0	$41,598.9
Administrative fees	925.6	911.6	2,861.2	2,759.5
Other revenue	153.1	157.6	481.8	471.2

Total operating revenue	15,309.4	14,974.8	46,153.0	44,829.6
Net investment income	214.2	257.7	664.5	757.7
Net realized (losses) gains on investments	(562.6)	9.5	(636.0)	10.6

Total revenues	14,961.0	15,242.0	46,181.5	45,597.9

Expenses
Benefit expense	11,745.6	11,380.0	35,817.7	34,215.2
Selling, general and administrative expense:
Selling expense	448.2	430.8	1,337.6	1,283.4
General and administrative expense	1,772.0	1,759.1	5,349.8	5,298.4

Total selling, general and administrative expense	2,220.2	2,189.9	6,687.4	6,581.8
Cost of drugs	114.1	107.3	351.5	327.7
Interest expense	118.4	119.6	353.9	322.6
Amortization of other intangible assets	71.9	73.8	215.0	215.5
Impairment of intangible assets	141.4	–	141.4	–

Total expenses	14,411.6	13,870.6	43,566.9	41,662.8

Income before income tax expense	549.4	1,371.4	2,614.6	3,935.1
Income tax (benefit) expense	(271.3)	503.4	455.3	1,448.8

Net income	$820.7	$868.0	$2,159.3	$2,486.3

Net income per share
Basic	$1.61	$1.47	$4.12	$4.12

Diluted	$1.60	$1.45	$4.09	$4.06

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Nine Months Ended September 30
	2008	2007
Operating activities
Net income	$2,159.3	$2,486.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	636.0	(10.6)
Loss on disposal of assets	6.0	10.3
Deferred income taxes	(322.2)	(229.4)
Amortization, net of accretion	358.2	350.7
Depreciation expense	78.7	91.4
Impairment of intangible assets	141.4	–
Share-based compensation	129.3	153.6
Excess tax benefits from share-based compensation	(14.9)	(141.4)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(739.5)	(441.4)
Other invested assets, current	5.4	34.4
Other assets	(89.8)	(61.0)
Policy liabilities	270.5	638.0
Unearned income	(63.8)	(3.4)
Accounts payable and accrued expenses	(137.7)	(199.0)
Other liabilities	(446.4)	158.3
Income taxes	43.9	424.8
Other, net	23.7	(21.3)

Net cash provided by operating activities	2,038.1	3,240.3

Investing activities
Purchases of fixed maturity securities	(5,007.9)	(7,131.4)
Proceeds from fixed maturity securities:
Sales	4,611.8	5,319.6
Maturities, calls and redemptions	1,429.3	595.1
Purchases of equity securities	(1,237.8)	(1,147.7)
Proceeds from sales of equity securities	935.0	1,750.9
Changes in securities lending collateral	221.1	13.2
Purchases of subsidiaries, net of cash acquired	(207.7)	(298.5)
Proceeds from sales of subsidiaries, net of cash sold	5.0	–
Purchases of property and equipment	(235.9)	(211.5)
Proceeds from sales of property and equipment	11.3	52.6
Other, net	(60.7)	(30.9)

Net cash provided by (used in) investing activities	463.5	(1,088.6)

Financing activities
Net repayment of commercial paper borrowings	(474.9)	(97.3)
Proceeds from long-term borrowings	525.0	1,978.3
Net proceeds from short-term borrowings	100.0	–
Repayment of long-term borrowings	(9.2)	(206.2)
Changes in securities lending payable	(221.1)	(13.2)
Changes in bank overdrafts	9.5	(12.9)
Repurchase and retirement of common stock	(3,047.0)	(4,325.3)
Proceeds from exercise of employee stock options and employee stock purchase plan	103.9	605.4
Excess tax benefits from share-based compensation	14.9	141.4

Net cash used in financing activities	(2,998.9)	(1,929.8)

Change in cash and cash equivalents	(497.3)	221.9
Cash and cash equivalents at beginning of period	2,767.9	2,602.1

Cash and cash equivalents at end of period	$2,270.6	$2,824.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	–	–	–	2,159.3	–	2,159.3
Change in net unrealized losses on investments	–	–	–	–	(668.3)	(668.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.4)	(0.4)
Change in net periodic pension and postretirement costs	–	–	–	–	(2.4)	(2.4)

Comprehensive income						1,488.2
Repurchase and retirement of common stock	(50.1)	(0.5)	(1,668.1)	(1,378.4)	–	(3,047.0)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	–	243.0	–	–	243.0
Adoption of EITF 06-4	–	–	–	(1.3)	–	(1.3)

September 30, 2008	509.0	$5.1	$17,016.0	$5,167.2	$(515.0)	$21,673.3

January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$50.1	$24,575.8
Net income	–	–	–	2,486.3	–	2,486.3
Change in net unrealized gains on investments	–	–	–	–	27.2	27.2
Change in net unrealized losses on cash flow hedges	–	–	–	–	(1.9)	(1.9)
Change in net periodic pension and postretirement costs	–	–	–	–	3.9	3.9

Comprehensive income						2,515.5
Repurchase and retirement of common stock	(54.4)	(0.5)	(1,796.0)	(2,528.8)	–	(4,325.3)
Issuance of common stock under employee stock plans, net of related tax benefits	14.1	0.1	909.4	–	–	909.5
Adoption of FIN 48	–	–	–	(1.6)	–	(1.6)

September 30, 2007	575.2	$5.7	$18,976.9	$4,612.0	$79.3	$23,673.9

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

We are the largest health benefits company in terms of medical membership in the United States, serving 35.3 million members as of September 30, 2008. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been recorded. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to realized losses in current operations. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. We recorded realized losses from other-than-temporary impairments of $564.4 and $42.4 for the three months ended September 30, 2008 and 2007, respectively. We recorded realized losses from other-than-temporary impairments of $762.3 and $150.2 for the nine months ended September 30, 2008 and 2007, respectively. The significant other-than-temporary impairments recognized during the three months ended September 30, 2008 primarily related to our investments in Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Our equity securities at September 30, 2008 included investments in stock, largely preferred stock, of the U.S. government-sponsored enterprises Freddie Mac and Fannie Mae with a cost basis of $8.4 and $9.4, respectively, after recorded losses from other-than-temporary impairments. Recent market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae. Any potential recovery of the fair value of these securities is dependent on a number of factors and is not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired as of September 30, 2008. We recorded $127.8 and $101.7 of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively, for the three months ended September 30, 2008.

Our investments in Lehman at September 30, 2008 included fixed maturity securities with a cost basis of $8.0 after recorded losses from other-than-temporary impairments. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, is deemed remote and we recognized an other-than-temporary impairment of $88.5 in the three months ended September 30, 2008.

In addition, other-than-temporary impairments recognized in the third quarter of 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, led by the banking and financial services sectors.

Net realized losses on investments resulted in a loss of $0.71 per basic and diluted share for the three months ended September 30, 2008 and $0.78 per basic and diluted share for the nine months ended September 30, 2008.

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	Greater than 12 Months
September 30, 2008:
Fixed maturity securities:
United States Government securities	$577.9	$11.6	$(0.3)	$–	$589.2
Government sponsored securities	190.9	3.2	(0.6)	–	193.5
States, municipalities and political subdivisions – tax-exempt	3,849.2	12.7	(104.5)	(29.8)	3,727.6
Corporate securities	5,398.7	16.7	(299.3)	(104.9)	5,011.2
Options embedded in convertible debt securities	60.5	–	–	–	60.5
Mortgage-backed securities	4,217.4	41.0	(88.2)	(76.5)	4,093.7

Total fixed maturity securities	14,294.6	85.2	(492.9)	(211.2)	13,675.7
Equity securities	1,719.8	64.0	(221.1)	–	1,562.7

Total investments, available-for-sale	$16,014.4	$149.2	$(714.0)	$(211.2)	$15,238.4

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	Greater than 12 Months
December 31, 2007:
Fixed maturity securities:
United States Government securities	$251.6	$8.8	$–	$–	$260.4
Government sponsored securities	531.9	4.5	–	(0.1)	536.3
States, municipalities and political subdivisions – tax-exempt	3,769.1	53.1	(9.4)	(7.3)	3,805.5
Corporate securities	5,594.2	68.7	(44.6)	(17.8)	5,600.5
Options embedded in convertible debt securities	81.8	–	–	–	81.8
Mortgage-backed securities	5,418.5	78.2	(19.7)	(11.6)	5,465.4

Total fixed maturity securities	15,647.1	213.3	(73.7)	(36.8)	15,749.9
Equity securities	1,776.1	231.9	(69.2)	–	1,938.8

Total investments, available-for-sale	$17,423.2	$445.2	$(142.9)	$(36.8)	$17,688.7

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at September 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	September 30, 2008			December 31, 2007
(Securities are whole amounts)	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	3,838	$7,688.5	$(492.9)	1,142	$2,502.2	$(73.7)
Greater than 12 months	779	885.1	(211.2)	1,862	2,254.0	(36.8)

Total fixed maturity securities	4,617	8,573.6	(704.1)	3,004	4,756.2	(110.5)

Equity securities:
12 months or less	2,159	886.6	(221.1)	2,237	498.7	(69.2)
Greater than 12 months	–	–	–	–	–	–

Total equity securities	2,159	886.6	(221.1)	2,237	498.7	(69.2)

Total fixed maturity and equity securities	6,776	$9,460.2	$(925.2)	5,241	$5,254.9	$(179.7)

As of September 30, 2008, we had equity and fixed maturity securities with a cost basis of $1,107.7 and $9,277.7, respectively, that were in an unrealized loss position with unrealized losses of $221.1 and $704.1, respectively.

The weighted average credit rating of our fixed maturity securities was AA as of September 30, 2008. Fixed maturity security fair values were impacted by the interest rate environment as of September 30, 2008, and both fixed maturity and equity securities were impacted by the significant increase in volatility and liquidity concerns in the securities and credit markets at September 30, 2008. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

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

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in those states, and we identified and recorded a pre-tax impairment charge of $141.4 during the third quarter of 2008. These intangible assets are included in the Consumer segment and were valued using the income approach valuation method. Impairment reviews require a significant degree of management judgment and the use of subjective assumptions. The carrying value of intangible assets related to these licenses at September 30, 2008 after the impairment charge was $116.6. The carrying amount of goodwill by reportable segment at September 30, 2008 was $10,057.0, $3,352.6, and $172.5 for the Commercial, Consumer and Other segments, respectively.

The above impairment resulted in a loss of $0.17 per basic and diluted share for the three and nine months ended September 30, 2008, respectively.

5.  Capital Stock

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2008, we repurchased and retired approximately 50.1 shares at an average share price of $60.80, for an aggregate cost of $3,047.0. During the nine months ended September 30, 2007, we repurchased and retired approximately 54.4 shares at an average per share price of $79.46, for an aggregate cost of $4,325.3. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of September 30, 2008, $1,251.4 remained authorized for future repurchases. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22.9	$59.76
Granted	6.1	65.83
Exercised	(1.9)	32.21
Forfeited or expired	(2.1)	73.58

Outstanding at September 30, 2008	25.0	62.09	5.9	$91.5

Exercisable at September 30, 2008	17.0	57.17	5.4	$85.2

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2008 is as follows:

	Restricted Stock Shares And Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	1.5	$75.42
Granted	1.0	67.40
Vested	(0.7)	64.53
Forfeited	(0.2)	75.83

Nonvested at September 30, 2008	1.6	72.05

6.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Denominator for basic earnings per share – weighted-average shares	510.7	589.8	524.3	603.5
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	2.8	7.2	3.6	9.1

Denominator for diluted earnings per share	513.5	597.0	527.9	612.6

During the three months ended September 30, 2008 and 2007, weighted-average shares related to certain stock options of 18.6 and 5.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2008 and 2007, weighted-average shares related to certain stock options of 16.4 and 4.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the nine months ended September 30, 2008, we issued approximately 1.0 restricted stock units under our stock incentive plans, of which 0.2 restricted stock units are contingent upon us achieving specified annual return on equity targets for 2008. These 0.2 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

7.  Income Taxes

As of September 30, 2008, as further described below, certain of our tax years remain subject to examination by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of September 30, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

During the third quarter of 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. The industry issues were primarily regarding the deduction of intangible assets provided in the Tax Reform Act of 1986 and the special deduction allowable to Blue Cross Blue Shield plans under certain circumstances. As a result of this settlement, gross unrecognized tax benefits were reduced by $291.7 and the consolidated results of operations were benefited by $272.9 through a reduction in income tax expense. We recorded additional tax benefits in the amount of $35.1 for intangible asset deductions and other various items. Our unrecognized tax benefits were $246.4 at September 30, 2008.

While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 to $120.0.

During the three and nine months ended September 30, 2008, our state deferred tax liabilities decreased by $49.7, resulting in a tax benefit, net of federal taxes of $32.3. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

During the three months ended September 30, 2008 and 2007, we recognized income tax (benefit) expense of $(271.3) and $503.4, respectively. During the nine months ended September 30, 2008 and 2007, we recognized income tax expense of $455.3 and $1,448.8, respectively, which represents effective tax rates of 17.4% and 36.8%, respectively. The decrease in the effective tax rate during the nine months ended September 30, 2008 was primarily due to the settlements of IRS disputes described above and the associated amounts of tax benefits.

The above settlements and deductions, including interest, resulted in a tax benefit of $0.90 per basic and diluted share for the three months ended September 30, 2008, and $0.88 and $0.87 per basic and diluted share for the nine months ended September 30, 2008, respectively.

8.  Hedging Activity

Fair Value Hedges

For the three months ended September 30, 2008 and 2007, we recognized income (expense) of $4.4 and $(2.0), respectively, from fair value hedges, which was recorded as a reduction (increase) to interest expense. For the nine months ended September 30, 2008 and 2007, we recognized income (expense) of $13.9 and $(5.1), respectively, from fair value hedges, which was recorded as a reduction (increase) to interest expense.

During the three months ended September 30, 2008, we terminated two interest rate swaps of our fixed rate debt for which the counterparty was Lehman. As described in Note 3, Lehman filed for bankruptcy protection on September 15, 2008. We recognized a $2.1 impairment of these fair value hedges in net realized losses on investments in the income statement during the three months ended September 30, 2008.

Cash Flow Hedges

The net unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at September 30, 2008 was $8.5.

9.  Debt

Short-term Borrowings

In September 2008, we became a member of the Federal Home Loan Bank of Indianapolis, or FHLBI. As a member of the FHLBI, we have the ability to obtain cash advances from the FHLBI, subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in FHLBI common stock. Our investment in FHLBI common stock at September 30, 2008 totaled $5.0, which is reported with “Investments available-for-sale – Equity securities” on the consolidated balance sheet. At September 30, 2008, $100.0 of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheet. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $109.8 at September 30, 2008 have been pledged as collateral. The securities pledged are reported with “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheet.

Long-term Debt

On April 29, 2008, we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which provides support for any commercial paper issuances and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2008 or during the nine months then ended. At September 30, 2008, we had $2,392.0 available under this facility, $1,323.3 of which supports our commercial paper program as discussed below.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The commercial paper markets have recently experienced increased volatility and disruption, resulting in higher costs to issue commercial paper, which has influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $1,323.3 outstanding as of September 30, 2008 as compared to $1,994.4 at June 30, 2008.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash equivalents	$1,804.2	$–	$–	$1,804.2
Investments available-for-sale:
Fixed maturity securities	292.7	12,912.3	470.7	13,675.7
Equity securities	1,444.0	106.7	12.0	1,562.7
Other invested assets, current	34.8	–	–	34.8
Derivatives (reported with other noncurrent assets)	–	39.2	–	39.2

Total assets	$3,575.7	$13,058.2	$482.7	$17,116.6

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at July 1, 2008	$218.2	$5.9	$224.1
Total gains and losses
Realized in net income	(6.1)	–	(6.1)
Unrealized in accumulated other comprehensive income	(2.9)	(0.1)	(3.0)
Purchases, sales, issuances and settlements	(5.8)	0.2	(5.6)
Transfers into Level III	267.3	6.0	273.3

Ending balance at September 30, 2008	$470.7	$12.0	$482.7

Change in unrealized losses included in net income related to assets still held	$(6.0)	$–	$(6.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total gains and losses
Realized in net income	(13.0)	–	(13.0)
Unrealized in accumulated other comprehensive income	(20.9)	(0.2)	(21.1)
Purchases, sales, maturities, calls and redemptions	(20.6)	0.1	(20.5)
Transfers into Level III	524.3	6.0	530.3

Ending balance at September 30, 2008	$470.7	$12.0	$482.7

Change in unrealized losses included in net income related to assets still held	$(12.0)	$–	$(12.0)

During the three and nine months ended September 30, 2008, certain securities, primarily certain mortgage-backed and asset-backed securities, were thinly traded due to concerns in the securities markets and the resulting lack of liquidity. Consequently, broker quotes or other observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields. In addition, during the three months ended September 30, 2008, certain inverse floating rate securities with a fair value of $90.3 million as of September 30, 2008 have not been actively trading in their market and certain observable inputs normally used to price these securities, such as credit spreads, were not available. Therefore, the fair values of these inverse floating rate securities were estimated using observable inputs, such as interest rates and volatility assumptions, where available, as well as internal estimates for credit spreads.

11.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended September 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$7.4	$9.5	$1.5	$1.6
Interest cost	25.0	25.9	8.3	8.4
Expected return on assets	(38.7)	(37.0)	(0.9)	(0.8)
Recognized actuarial loss (gain)	0.1	(0.2)	1.3	0.9
Amortization of prior service credit	(0.2)	(1.0)	(2.5)	(1.3)

Net periodic benefit (credit) cost	$(6.4)	$(2.8)	$7.7	$8.8

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the nine months ended September 30, 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$22.6	$28.3	$4.4	$5.7
Interest cost	74.9	76.9	24.7	25.9
Expected return on assets	(116.1)	(113.2)	(2.7)	(2.4)
Recognized actuarial loss	0.1	0.2	3.9	2.7
Amortization of prior service credit	(0.6)	(0.6)	(7.3)	(2.9)
Curtailment (gain) loss	(1.4)	6.1	–	(0.6)

Net periodic benefit (credit) cost	$(20.5)	$(2.3)	$23.0	$28.4

For the year ending December 31, 2008, no contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three or nine months ended September 30, 2008.

During the nine months ended September 30, 2008, we incurred a curtailment gain of $1.4 within one of our supplemental pension plans.

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

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored business includes our Medicaid programs.

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

Financial data by reportable segment for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended September 30, 2008
Operating revenue from external customers	$9,497.1	$4,092.7	$1,719.6	$15,309.4
Intersegment revenue	–	–	698.4	698.4
Elimination of intersegment revenue	–	–	(698.4)	(698.4)
Operating gain	878.8	236.3	114.4	1,229.5

Three Months Ended September 30, 2007
Operating revenue from external customers	$9,541.0	$3,792.5	$1,641.3	$14,974.8
Intersegment revenue	–	–	554.2	554.2
Elimination of intersegment revenue	–	–	(554.2)	(554.2)
Operating gain	1,018.3	207.9	71.4	1,297.6

Nine Months Ended September 30, 2008
Operating revenue from external customers	$28,502.4	$12,336.7	$5,313.9	$46,153.0
Intersegment revenue	–	–	2,061.2	2,061.2
Elimination of intersegment revenue	–	–	(2,061.2)	(2,061.2)
Operating gain	2,583.2	335.8	377.4	3,296.4

Nine Months Ended September 30, 2007
Operating revenue from external customers	$28,530.0	$11,327.8	$4,971.8	$44,829.6
Intersegment revenue	–	–	1,628.7	1,628.7
Elimination of intersegment revenue	–	–	(1,628.7)	(1,628.7)
Operating gain	2,862.2	563.9	278.8	3,704.9

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Reportable segments operating revenues	$15,309.4	$14,974.8	$46,153.0	$44,829.6
Net investment income	214.2	257.7	664.5	757.7
Net realized (losses) gains on investments	(562.6)	9.5	(636.0)	10.6

Total revenues	$14,961.0	$15,242.0	$46,181.5	$45,597.9

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Reportable segments operating gain	$1,229.5	$1,297.6	$3,296.4	$3,704.9
Net investment income	214.2	257.7	664.5	757.7
Net realized (losses) gains on investments	(562.6)	9.5	(636.0)	10.6
Interest expense	(118.4)	(119.6)	(353.9)	(322.6)
Amortization of other intangible assets	(71.9)	(73.8)	(215.0)	(215.5)
Impairment of intangible assets	(141.4)	–	(141.4)	–

Income before income tax expense	$549.4	$1,371.4	$2,614.6	$3,935.1

13.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$820.7	$868.0	$2,159.3	$2,486.3
Change in net unrealized losses on investments	(287.9)	72.4	(668.3)	27.2
Change in net unrealized losses on cash flow hedges	(0.1)	(0.7)	(0.4)	(1.9)
Change in net periodic pension and postretirement costs	(0.8)	(0.1)	(2.4)	3.9

Comprehensive income	$531.9	$939.6	$1,488.2	$2,515.5

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

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance conducted investigations of the allegations. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member’s insurance policy was rescinded. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded.

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. The settlement with the hospital plaintiffs received final approval on October 6, 2008. On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 fine, which was paid on August 12, 2008. Neither of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Other Contingencies

From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers generally, exclude certain health care and other services from coverage under our HMO, PPO and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

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

Contractual Obligations and Commitments

We have entered into certain agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at September 30, 2008 is approximately $743.6 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – September 30, 2008 Compared to September 30, 2007

V.	Cost of Care

VI.	Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

VII.	Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 35.3 million members as of September 30, 2008. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the Blue Cross Blue Shield licensee in 10 New York City metropolitan and surrounding counties, and as the Blue Cross or Blue Cross Blue Shield licensee in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended September 30, 2008 was $15.3 billion, an increase of $0.3 billion, or 2%, over the three months ended September 30, 2007. These increases were primarily driven by premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, our exit from the Ohio Medicaid program, the conversion of the Connecticut Medicaid program from fully-insured to self-funded and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Operating revenue for the nine months ended September 30, 2008 was $46.2 billion, an increase of $1.3 billion, or 3% over the nine months ended September 30, 2007. These increases were primarily driven by premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York

State prescription drug contract, the conversion of the Connecticut Medicaid program from fully-insured to self-funded, our exit from the Ohio Medicaid program and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Net income for the three months ended September 30, 2008 was $820.7 million, a decrease of $47.3 million, or 5%, over the three months ended September 30, 2007. Our fully-diluted earnings per share, or EPS, for the three months ended September 30, 2008 was $1.60, an increase of $0.15, or 10%, over the three months ended September 30, 2007. Included in EPS for the three months ended September 30, 2008 was $0.90 per share income from tax benefits, primarily from settlements with the Internal Revenue Service, or IRS, $0.71 per share loss from net realized investment losses, and $0.17 per share loss from intangible asset impairments. Additionally, net income was influenced by higher medical costs in 2008, which are further described below. The increase in EPS was primarily the result of having fewer shares outstanding during 2008, net of the impact of the items described above. The shares outstanding declined primarily due to share buyback activity under our share repurchase program.

Net income for the nine months ended September 30, 2008 was $2.2 billion, a decrease of $327.0 million, or 13%, over the nine months ended September 30, 2007. Our fully-diluted EPS for the nine months ended September 30, 2008, was $4.09, an increase of $0.03, or 1%, over the nine months ended September 30, 2007. Included in EPS for the nine months ended September 30, 2008 was $0.90 per share income from tax benefits, primarily from settlements with the IRS, $0.78 per share loss from net realized investment losses, and $0.17 per share loss from intangible asset impairments. Additionally, net income was influenced by higher medical costs in 2008, which are further described below. The increase in EPS results from the impact of our share repurchase program net of the impact of the items described above.

Operating cash flow for the nine months ended September 30, 2008 was $2.0 billion, or 0.9 times net income. Operating cash flow for the nine months ended September 30, 2007 was $3.2 billion, or 1.3 times net income. The decrease in operating cash flow from 2007 was driven primarily by increases in accounts receivable, lower net income in 2008 compared to 2007 and lower tax deductions related to reduced stock option exercises. The increase in accounts receivable was due to membership growth, certain contractual modifications and other actions we have taken in response to our system migrations. The reduction in net income reflects higher medical costs, which are further described below.

II.	Overview

Beginning January 1, 2008, we implemented a new organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial; Consumer; and Other. For additional information, see Note 12, Segment Information, to our unaudited consolidated financial statements included in this report.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service plans, or POS plans; a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group, National Accounts, UniCare and certain other business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage, and Medicare Supplement, while State-Sponsored business includes our Medicaid programs.

Our Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, behavioral health, employee assistance programs and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. Our FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

During early 2008, we experienced higher than expected medical costs in several business lines, including less favorable than expected prior year reserve development. We also experienced lower than expected fully-insured enrollment, primarily due to declines in our National Accounts and Local Group businesses, including UniCare, and Individual business. Additionally, our results of operations were impacted by the changing economic environment. The impact of these factors on the results of operations is discussed throughout this MD&A. Certain of these impacts on medical costs may continue for the remainder of 2008. We continue to evaluate the long-term impact of these factors on our medical cost trend and overall results of operations.

During the third quarter of 2008, we recognized significant other-than-temporary impairments of certain equity and fixed maturity securities as a result of the volatility experienced in the capital markets. This is discussed throughout this MD&A. We continue to review our investment portfolios with application of our impairment review policy. Given the current market conditions and the significant judgments involved in determining fair value, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007 and the MD&A included in our 2007 Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission, or SEC, and in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2008.

III.	Significant Transactions

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the nine months ended September 30, 2008, we repurchased and retired approximately 50.1 million shares at an average share price of $60.80, for an aggregate cost of $3.0 billion. As of September 30, 2008, $1.3 billion remained authorized for future repurchases. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Tax Resolutions

During the third quarter of 2008, we settled disputes with the IRS relating to certain tax years and industry issues which we had been discussing with the IRS for several years. Also relating to the industry issues that were settled, we recorded additional tax benefits that had previously been denied by the IRS. The above settlement and deductions, as well as changes in the composition of the apportionment factor in our combined state income tax returns, resulted in a tax benefit of $0.90 per basic and diluted share for the three months ended September 30, 2008 and $0.88 and $0.87 per basic and diluted share for the nine months ended September 30, 2008, respectively.

IV.	Membership – September 30, 2008 Compared to September 30, 2007

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2008 and 2007. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30		Change	% Change
(In thousands) Medical Membership	2008	2007[1]
Customer Type
Local Group	16,683	16,649	34	0%
Individual	2,341	2,432	(91)	(4)
National:
National Accounts	6,808	6,388	420	7
BlueCard	4,785	4,562	223	5

Total National	11,593	10,950	643	6
Senior	1,308	1,250	58	5
State-Sponsored	2,022	2,141	(119)	(6)
FEP	1,390	1,383	7	1

Total Medical Membership by Customer Type	35,337	34,805	532	2

Funding Arrangement
Self-Funded	18,662	17,571	1,091	6
Fully-Insured	16,675	17,234	(559)	(3)

Total Medical Membership by Funding Arrangement	35,337	34,805	532	2

Reportable Segment
Commercial	28,515	27,885	630	2
Consumer	5,432	5,537	(105)	(2)
Other	1,390	1,383	7	1

Total Medical Membership by Reportable Segment	35,337	34,805	532	2

Other Membership
Behavioral Health	23,588	20,168	3,420	17
Life and Disability	5,507	5,665	(158)	(3)
Dental	4,618	5,008	(390)	(8)
Vision	2,632	2,367	265	11
Medicare Part D	1,870	1,596	274	17

PBM Prescription Volume Processed (Quarterly)[2]
Retail Scripts	96,759	86,382	10,377	12
Mail Order Scripts	6,532	7,149	(617)	(9)
Specialty Pharmacy Scripts	244	163	81	50

Total Scripts	103,535	93,694	9,841	11

PBM Prescription Volume Paid (Quarterly)[2]
Retail Scripts	58,621	54,014	4,607	9
Mail Order Scripts	6,345	6,637	(292)	(4)
Specialty Pharmacy Scripts	177	103	74	72

Total Scripts	65,143	60,754	4,389	7

[1]	Medical membership data for 2007 has been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition, which is applied on a prospective basis.
[2]

Prescriptions processed represent all requests submitted to our PBM companies. Prescriptions processed may not ultimately agree to the amount paid for various reasons, including duplicative and non-covered submissions as well as situations where members do not pick up a filled prescription.

Medical Membership

During the twelve months ended September 30, 2008, total medical membership increased approximately 532,000, or 2%, primarily due to increases in our National Accounts, BlueCard, Senior and Local Group businesses, partially offset by declines in State-Sponsored and Individual membership.

Self-funded medical membership increased 1,091,000, or 6%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales, BlueCard growth and Local Group growth, as well as the conversion of the Connecticut Medicaid program from fully-insured to self-funded. Fully-insured membership decreased by 559,000 members, or 3%, primarily due to our exit from the Ohio Medicaid program, ongoing conversions to self-funded arrangements, including the conversion of the Connecticut Medicaid program from fully-insured to self-funded and declines in fully-insured Local Group membership.

Local Group membership increased 34,000 as our BCBSA-branded business increased by 272,000 members, but was partially offset by the loss of 238,000 members in our UniCare business.

Individual membership decreased 91,000, or 4%, with our UniCare business declining slightly more than BCBSA-branded business. The decline was due to competitive pricing pressures, competitive broker compensation in certain regions and overall economic conditions.

National Accounts membership increased 420,000, or 7%, primarily driven by additional sales and in-group growth as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses in a small number of accounts.

BlueCard membership increased 223,000, or 5%, primarily due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed areas.

Senior membership increased 58,000, or 5%, primarily due to additional sales of our Medicare Advantage product, partially offset by a slight decline in Medicare Supplement membership.

State-Sponsored membership decreased 119,000, or 6%, primarily due to our exit from the Ohio Medicaid program.

Other Membership

Our Other products are often ancillary to our health business and can therefore be impacted by changes in our medical membership.

Behavioral health membership increased 3,420,000, or 17%, primarily due to the conversions of 2,402,000 members from a third-party vendor in January 2008 and growth in membership due to new sales of our behavioral health products.

Life and disability membership decreased 158,000, or 3%, primarily due to overall membership declines from a very competitive marketplace, reduction of members following employment declines at certain large customers and lapses due to the current economic environment. Life and disability membership is closely tied to Commercial medical fully-insured membership activity.

Dental membership decreased 390,000, or 8%, as sales continue to lag due to a slowing economy and the overall competitive environment.

Vision membership increased 265,000, or 11%, primarily due to continued market penetration of our Blue View vision product.

Medicare Part D membership increased 274,000, or 17%, primarily due to growth from new sales during the 2008 marketing period.

PBM Prescription Volume

Prescription volume for processed scripts in our PBM companies increased by 9,841,000, or 11%. Prescription volume for paid scripts in our PBM companies increased by 4,390,000, or 7%. Both processed and paid scripts increases were primarily due to an increase in retail scripts resulting from higher membership, partially offset by lower utilization of our mail order business. The lower utilization of our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter drug.

V.	Cost of Care

The following discussion summarizes our aggregate cost of care trends for the 12 months ended September 30, 2008 for our Local Group and Individual fully-insured businesses only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, which includes member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe our 2008 cost of care trend estimate of 8%, plus or minus 50bp, is appropriate.

Overall, our medical cost trend continues to be driven by unit costs. Inpatient hospital trend is in the high single digit range and is related to increases in cost per admission. Cost per admission is higher, due in part to higher negotiated rate increases with hospitals. Additionally, elevated average case acuity is causing acceleration in the cost per admission trend. Re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. In particular, enterprise-wide enhanced 360º Health care management programs, more focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease and end stage renal disease cases are helping to manage unit cost trends. During the second quarter of 2008 we signed an agreement with CareNex Health Services, a company that focuses on improving the lives of critically ill and critically-complex infants and their families. Inpatient admissions per 1,000 members have been decreasing slightly while hospital days per 1,000 members are increasing somewhat. This is driving the average length of stay to increase slightly over the previous year. Cost trends for outpatient services are in the upper-single digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room and occupational and physical therapy. The cost increases are primarily driven by higher per visit costs as more procedures are being performed during each visit to outpatient providers, particularly emergency room visits, as well as the impact of price increases included within certain provider contracts. We are continuing to develop plan designs and emergency room management programs to encourage appropriate utilization of outpatient services and we are seeing the positive impact of expanding radiology management services through our American Imaging Management, Inc., or AIM, subsidiary. Incorporating their technology allows us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need, while improving patient safety. Physician services trend is in the mid-single digit range and is approximately 55% cost driven and 45% utilization. Fee schedule changes are one of the drivers of these trends. We are collaborating with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend is in the mid-single digit range and is approximately 70% unit cost (cost per prescription) related and 30% utilization (prescriptions per member per year) driven. The increased use of specialty drugs is a primary driver of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. In October 2007, we announced the opening of our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana, which manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increase in cost per prescription measures is being mitigated by increases in our generic usage rates, benefit plan design changes and improved pharmaceutical contracting.

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

VI.	Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Our consolidated results of operations for the three months ended September 30, 2008 and 2007 are discussed in the following section.

(In millions, except per share data)	Three Months Ended September 30		$ Change	% Change
	2008	2007
Premiums	$14,230.7	$13,905.6	$325.1	2%
Administrative fees	925.6	911.6	14.0	2
Other revenue	153.1	157.6	(4.5)	(3)

Total operating revenue	15,309.4	14,974.8	334.6	2
Net investment income	214.2	257.7	(43.5)	(17)
Net realized (losses) gains on investments	(562.6)	9.5	(572.1)	NM	[1]

Total revenues	14,961.0	15,242.0	(281.0)	(2)
Benefit expense	11,745.6	11,380.0	365.6	3
Selling, general and administrative expense:
Selling expense	448.2	430.8	17.4	4
General and administrative expense	1,772.0	1,759.1	12.9	1

Total selling, general and administrative expense	2,220.2	2,189.9	30.3	1
Cost of drugs	114.1	107.3	6.8	6
Interest expense	118.4	119.6	(1.2)	(1)
Amortization of other intangible assets	71.9	73.8	(1.9)	(3)
Impairment of intangible assets	141.4	–	141.4	NM	[1]

Total expenses	14,411.6	13,870.6	541.0	4

Income before income tax expense	549.4	1,371.4	(822.0)	(60)
Income tax (benefit) expense	(271.3)	503.4	(774.7)	NM	[1]

Net income	$820.7	$868.0	$(47.3)	(5)

Average diluted shares outstanding	513.5	597.0	(83.5)	(14)%
Diluted net income per share	$1.60	$1.45	$0.15	10%
Benefit expense ratio[2]	82.5%	81.8%		70	bp3
Selling, general and administrative expense ratio[4]	14.5%	14.6%		(10	)bp3
Income before income taxes as a percentage of total revenue	3.7%	9.0%		(530	)bp3
Net income as a percentage of total revenue	5.5%	5.7%		(20	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $325.1 million, or 2%, to $14.2 billion in 2008, primarily due to premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, our exit from the Ohio Medicaid program, the conversion of the Connecticut Medicaid program from fully-insured to self-funded and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Administrative fees increased $14.0 million, or 2%, to $925.6 million in 2008, primarily due to increased revenue for medical membership programs offered by CHS and self-funded membership growth in National, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness. These increases were partially offset by lower fees in certain State-Sponsored business and BlueCard.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue decreased $4.5 million, or 3%, to $153.1 million in 2008, primarily due to decreased mail order script volume, partially offset by higher revenues in our Specialty prescription business. The lower utilization in our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter-drug.

Net investment income decreased $43.5 million, or 17%, to $214.2 million in 2008, primarily due to lower yields on short term investments during 2008 and reduced investment balances.

A summary of our net realized (losses) gains on investments for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30
(In millions)	2008	2007	$ Change
Net realized gains from the sale of fixed maturity securities	$4.2	$9.6	$(5.4)
Net realized (losses) gains from the sale of equity securities	(19.9)	38.9	(58.8)
Other-than-temporary impairments – equity securities	(347.4)	(21.7)	(325.7)
Other-than-temporary impairments – interest rate related fixed maturity securities	(59.4)	(19.7)	(39.7)
Other-than-temporary impairments – credit related fixed maturity securities	(157.6)	(1.0)	(156.6)
Other realized gains	17.5	3.4	14.1

Net realized (losses) gains	$(562.6)	$9.5	$(572.1)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities. Significant other-than-temporary impairments recognized during the three months ended September 30, 2008 included $127.8 million, $101.7 million, and $88.5 million, respectively, for Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). Recent market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. Any potential recovery of the fair value of these securities is dependent on a number of factors and is not expected in the near term. In addition, other-than-temporary impairments recognized in the third quarter of 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other than temporary. These securities covered a number of industries, led by the banking and financial services sectors. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of equity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $365.6 million, or 3%, to $11.7 billion in 2008, primarily due to overall higher medical costs in our Local Group fully insured business and Medicare Advantage. Local Group business reflects overall higher medical costs as well as membership mix changes. Higher medical costs in Medicare Advantage resulted from both growth and increases in medical costs, due to higher utilization, resulting from adverse selection in certain of these products, which were caused by benefit design. We are addressing the benefit expense in Medicare Advantage business for the remainder of 2008 through medical management initiatives and have addressed this matter for 2009 through pricing and benefit design changes. These increases were partially offset by the loss of the New York State prescription drug contract, our exit from the Ohio Medicaid program, the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Our benefit expense ratio increased 70 basis points to 82.5% in 2008, primarily due to increased benefit expense and changing mix in our Local Group fully-insured business. These increases in the benefit expense ratio were partially offset by the loss of the New York State prescription drug contract.

Selling, general and administrative expense increased $30.3 million, or 1%, to $2.2 billion in 2008 primarily due to higher wages resulting from merit increases for employees as well as outside services. The increase was partially offset by lower incentive compensation costs. Our selling, general and administrative expense ratio decreased 10 basis points to 14.5% in 2008. The increase in our selling, general and administrative expenses discussed above were offset by growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base.

Cost of drugs sold increased $6.8 million, or 6%, to $114.1 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs. These increased costs were partially offset by decreased mail order script volume.

Interest expense decreased $1.2 million, or 1%, to $118.4 million in 2008, primarily due to lower rates paid on our commercial paper and other variable rate debt, partially offset by the impact of higher outstanding commercial paper balances.

Amortization of other intangible assets decreased $1.9 million, or 3%, to $71.9 million in 2008, primarily due to reductions in amortization of certain intangibles acquired in prior years.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge of $141.4 million during the third quarter of 2008.

Income tax expense decreased $774.7 million resulting in an income tax benefit of $271.3 million in 2008. The decline in income tax expense resulted from settlement of disputes with the IRS relating to certain prior tax years, lower state income tax expense due to changes in the composition of the apportionment factors in our combined state income tax returns and the reduction in income before income tax expense. The reduction in income before income tax expense included amounts recorded for other-than-temporary investment impairments and the impairment of certain intangible assets.

Our net income as a percentage of total revenue decreased 20 basis points, from 5.7% in 2007 to 5.5% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, impairment of intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12, Segment Information, to our unaudited consolidated financial statements included in this report. The discussions of segment results for the three months ended September 30, 2008 and 2007 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended September 30, 2008 and 2007 are as follows:

(In millions)	Three Months Ended September 30		$ Change	% Change
	2008	2007
Operating revenue	$9,497.1	$9,541.0	$(43.9)	0%
Operating gain	$878.8	$1,018.3	$(139.5)	(14)%
Operating margin	9.3%	10.7%		(140	)bp

Operating revenue decreased $43.9 million to $9.5 billion in 2008, primarily due to the loss of the New York State prescription drug contract and to a lesser extent fully-insured membership declines in Local Group, including UniCare, and National Accounts businesses. These declines were partially offset by premium rate increases in all medical lines of business.

Operating gain decreased $139.5 million, or 14%, to $878.8 million in 2008 due to higher benefit expense primarily resulting from overall higher medical costs, as well as membership mix changes, including lower fully-insured membership.

The operating margin in 2008 was 9.3%, a 140 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended September 30, 2008 and 2007 are as follows:

(In millions)	Three Months Ended September 30		$ Change	% Change
	2008	2007
Operating revenue	$4,092.7	$3,792.5	$300.2	8%
Operating gain	$236.3	$207.9	$28.4	14%
Operating margin	5.8%	5.5%		30	bp

Operating revenue increased $300.2 million, or 8%, to $4.1 billion in 2008, primarily due to premium rate increases in all lines of business and growth in our Medicare Advantage business. These increases were partially offset by declines in operating revenue due to our exit from the Ohio Medicaid program and the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded.

Operating gain increased $28.4 million, or 14%, to $236.3 million in 2008, primarily due to increased operating gain in our Medicare Advantage business partially attributable to a more favorable 2007 risk-score settlement with the Centers for Medicare and Medicaid Services, or CMS, that was reflected in July 2008 when compared to the 2006 risk-score settlement that was reflected in July 2007. This increase in operating gain was partially offset by the impact of premium deficiency reserves in our State-Sponsored business, mainly in California.

The operating margin in 2008 was 5.8%, a 30 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended September 30, 2008 and 2007 are as follows:

(In millions)	Three Months Ended September 30		$ Change	% Change
	2008	2007
Operating revenue	$1,719.6	$1,641.3	$78.3	5%
Operating gain	$114.4	$71.4	$43.0	60%

Operating revenue increased $78.3 million, or 5%, to $1.7 billion in 2008, primarily due to higher premium in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $43.0 million, or 60%, to $114.4 million in the third quarter of 2008. This increase was due to improved results in our behavioral health and PBM businesses, as well as lower general and administrative expenses.

VII.	Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Our consolidated results of operations for the nine months ended September 30, 2008 and 2007 are discussed in the following section.

(In millions, except per share data)	Nine Months Ended September 30		$ Change	% Change
	2008	2007
Premiums	$42,810.0	$41,598.9	$1,211.1	3%
Administrative fees	2,861.2	2,759.5	101.7	4
Other revenue	481.8	471.2	10.6	2

Total operating revenue	46,153.0	44,829.6	1,323.4	3
Net investment income	664.5	757.7	(93.2)	(12)
Net realized (losses) gains on investments	(636.0)	10.6	(646.6)	NM	[1]

Total revenues	46,181.5	45,597.9	583.6	1
Benefit expense	35,817.7	34,215.2	1,602.5	5
Selling, general and administrative expense:
Selling expense	1,337.6	1,283.4	54.2	4
General and administrative expense	5,349.8	5,298.4	51.4	1

Total selling, general and administrative expense	6,687.4	6,581.8	105.6	2
Cost of drugs	351.5	327.7	23.8	7
Interest expense	353.9	322.6	31.3	10
Amortization of other intangible assets	215.0	215.5	(0.5)	–
Impairment of intangible assets	141.4	–	141.4	NM	[1]

Total expenses	43,566.9	41,662.8	1,904.1	5

Income before income tax expense	2,614.6	3,935.1	(1,320.5)	(34)
Income tax expense	455.3	1,448.8	(993.5)	(69)

Net income	$2,159.3	$2,486.3	$(327.0)	(13)

Average diluted shares outstanding	527.9	612.6	(84.7)	(14)%
Diluted net income per share	$4.09	$4.06	$0.03	1%
Benefit expense ratio[2]	83.7%	82.3%		140	bp3
Selling, general and administrative expense ratio[4]	14.5%	14.7%		(20	)bp3
Income before income taxes as a percentage of total revenue	5.7%	8.6%		(290	)bp3
Net income as a percentage of total revenue	4.7%	5.5%		(80	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $1.2 billion, or 3%, to $42.8 billion in 2008, primarily due to premium rate increases for all medical customer types, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, the conversion of the Connecticut Medicaid program from fully-insured to self-funded, our exit from the Ohio Medicaid program and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Administrative fees increased $101.7 million, or 4%, to $2.9 billion in 2008, primarily due to increased revenue for medical management programs offered by CHS and self-funded membership growth in National Accounts, including BlueCard, and Local Group. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness. Self-funded membership growth also increased due to the conversion of the Connecticut Medicaid program from fully-insured to self-funded. These increases were partially offset by lower fees in our Blue Card business.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $10.6 million, or 2%, to $481.8 million in 2008, primarily due to increased specialty prescription volume, partially offset by decreased mail order script volume. The lower utilization in our mail order business, as previously described, resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter-drug.

Net investment income decreased $93.2 million, or 12%, to $664.5 million in 2008 primarily resulting from reduced investment balances and lower yields on short term investments during 2008.

A summary of our net realized (losses) gains on investments for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30
(In millions)	2008	2007	$ Change
Net realized gains from the sale of fixed maturity securities	$–	$3.3	$(3.3)
Net realized gains from the sale of equity securities	97.7	154.3	(56.6)
Other-than-temporary impairments – equity securities	(471.5)	(40.6)	(430.9)
Other-than-temporary impairments – interest rate related fixed maturity securities	(72.4)	(108.6)	36.2
Other-than-temporary impairments – credit related fixed maturity securities	(218.4)	(1.0)	(217.4)
Other realized gains	28.6	3.2	25.4

Net realized (losses) gains	$(636.0)	$10.6	$(646.6)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, partially offset by net realized gains from the sale of equity securities. Significant other-than-temporary impairments recognized for the nine months ended September 30, 2008 were driven by the impairments recognized during the three months ended September 30, 2008 and included $127.8 million, $101.7 million, and $88.5 million, respectively, for Freddie Mac, Fannie Mae and Lehman (or their respective subsidiaries, as appropriate) that were recorded in the third quarter of 2008. Recent market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. Any potential recovery of the fair value of these securities is dependent on a number of factors and is not expected in the near term. In addition, other-than-temporary impairments recognized in the third quarter of 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other than temporary. These securities covered a number of industries, led by the banking and financial services sectors. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by interest rate related impairments of fixed maturity securities and other-than-temporary impairments of equity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $1.6 billion, or 5%, to $35.8 billion in 2008, primarily due to overall higher medical costs in our Local Group fully-insured and Medicare Advantage businesses. Less favorable prior period development contributed to the overall higher medical costs in Local Group fully-insured business. Higher medical costs in Medicare Advantage resulted from both membership growth and increases in medical costs due to higher utilization resulting from adverse selection in certain of these products, which were caused by benefit design. We are addressing the benefit expense in Medicare Advantage business for the remainder of 2008 through medical management initiatives and have addressed this matter for 2009 through pricing and benefit design changes. These increases were partially offset by the loss of the New York State prescription drug contract, the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded, our exit from the Ohio Medicaid program and fully-insured membership declines in UniCare, National Accounts and Local Group businesses.

Our benefit expense ratio increased 140 basis points to 83.7% in 2008, primarily due to higher medical costs in our Local Group fully-insured business, as well as higher medical costs in our Consumer segment. The benefit expense ratio in Local Group fully-insured business increased due to higher medical costs in certain geographies. The medical costs in our Consumer segment were primarily driven by Medicare Advantage and Medicare Part D. As previously discussed, we are addressing these costs in Medicare Advantage. The increase in the benefit expense ratio for our Medicare Part D business was driven by membership increases in 2008 coupled with the seasonality of this product. We have seen sequential quarterly improvement in the Medicare Part D benefit expense ratio and expect that trend to continue for the remainder of 2008 due to the seasonality of this product. These increases were partially offset by the loss of the New York State prescription drug contract.

Selling, general and administrative expense increased $105.6 million, or 2%, to $6.7 billion in 2008 primarily due to higher wages and outside services, offset by lower incentive compensation costs. Our selling, general and administrative expense ratio decreased 20 basis points to 14.5% in 2008. The decrease in our selling, general and administrative expense ratio was primarily due to the lower incentive compensation costs and growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base, offset by the higher costs mentioned above.

Cost of drugs sold increased $23.8 million, or 7%, to $351.5 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs. These increased costs were partially offset by decreased mail order script volume.

Interest expense increased $31.3 million, or 10%, to $353.9 million in 2008, primarily due to the issuance of $2.0 billion of long-term debt during 2007 and an increased use of commercial paper, partially offset by lower rates paid on our commercial paper and other variable rate debt.

Amortization of other intangible assets decreased $0.5 million to $215.0 million in 2008, primarily due to reductions in amortization of certain intangibles acquired in prior years, partially offset by amortization of intangibles acquired with the AIM acquisition during 2007.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge of $141.4 million during the third quarter of 2008.

Income tax expense decreased $993.5 million, or 69%, to $455.3 million in 2008, resulting from a combination of settlement of disputes with the IRS relating to certain prior tax years, lower state income taxes due to changes in the composition of the apportionment factors in our combined state income tax returns, settlements of disputes on state audits and lower income before income tax expense. The reduction in income before income tax expense included amounts recorded for other-than-temporary investment impairments and the impairment of certain intangible assets. The effective tax rates in 2008 and 2007 were 17.4% and 36.8%, respectively. The decrease in the effective tax rate in 2008 was primarily due to the settlement of outstanding IRS disputes.

Our net income as a percentage of total revenue decreased 80 basis points, from 5.5% in 2007 to 4.7% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

The discussions of segment results for the nine months ended September 30, 2008 and 2007 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30		$ Change	% Change
(In millions)	2008	2007
Operating revenue	$28,502.4	$28,530.0	$ (27.6)	0%
Operating gain	$2,583.2	$2,862.2	$ (279.0)	(10)%
Operating margin	9.1%	10.0%		(90	)bp

Operating revenue decreased $27.6 million to $28.5 billion in 2008, primarily due to the loss of the New York State prescription drug contract and fully-insured membership declines in Local Group, including UniCare, and National Accounts businesses, almost fully offset by premium rate increases in all medical lines of business.

Operating gain decreased $279.0 million, or 10%, to $2.6 billion in 2008 due to higher benefit expense resulting from less favorable prior period development and higher medical costs as well as membership mix changes, including lower fully-insured membership.

The operating margin in 2008 was 9.1%, a 90 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30		$ Change	% Change
(In millions)	2008	2007
Operating revenue	$12,336.7	$11,327.8	$1,008.9	9%
Operating gain	$335.8	$563.9	$(228.1)	(40)%
Operating margin	2.7%	5.0%		(230	)bp

Operating revenue increased $1.0 billion, or 9%, to $12.3 billion in 2008, primarily due to growth in our Senior business, particularly in Medicare Advantage. These increases were partially offset by declines in operating revenue due to the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded and our exit from the Ohio Medicaid program.

Operating gain decreased $228.1 million, or 40%, to $335.8 million in 2008, primarily due to higher benefit expense within our Medicare Part D and Medicare Advantage businesses. The increase in the benefit expense for our Medicare Part D business was driven by membership increases in 2008 coupled with the seasonality of this product. We have seen sequential quarterly improvement in Medicare Part D and expect that trend to continue for the remainder of 2008 due to the seasonality of this product. Higher benefit expense in Medicare Advantage was primarily due to higher utilization resulting from the benefit design of certain of these products which resulted in adverse selection. We are addressing benefit expense in Medicare Advantage for the remainder of 2008 through medical management initiatives and have addressed this matter for 2009 through pricing and benefit design changes.

The operating margin in 2008 was 2.7%, a 230 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30		$ Change	% Change
(In millions)	2008	2007
Operating revenue	$5,313.9	$4,971.8	$342.1	7%
Operating gain	$377.4	$278.8	$98.6	35%

Operating revenue increased $342.1 million, or 7%, to $5.3 billion in 2008, primarily due to higher premium in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $98.6 million, or 35%, to $377.4 million in 2008. This increase was due to improved results in our PBM and behavioral health businesses.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At September 30, 2008, this liability was $6.3 billion and represented 22% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $6.1 billion of our total medical claims liability as of September 30, 2008; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $124.0 million, of the total medical claims liability as of September 30, 2008. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of September 30, 2008 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. At September 30, 2008, the variability in months three to five was estimated to be between 70 and 170 basis points, while months six through twelve have much lower variability ranging from 10 to 50 basis points.

Over the period from December 31, 2007 to September 30, 2008, completion factors initially decreased, and then increased in more recent months. With consideration of claim payments through September 30, 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation have developed lower than those used at December 31, 2007. This resulted in approximately $218.1 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the nine months ended September 30, 2008. Since that time, we have paid claims more quickly once they are received, and this more recent experience was considered in determining the completion factors for the September 30, 2008 incurred but not paid claim liability. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $266.0 million, in the September 30, 2008 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2006 to September 30, 2007, completion factors increased slightly. With consideration of claim payments through September 30, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period developed slightly higher than those used at December 31, 2006, primarily because we received claims information from our providers more timely as a result of increased electronic submissions. In addition, we paid claims more quickly once they were received. This resulted in approximately $20.7 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the nine months ended September 30, 2007.

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

The other major assumption used in the establishment of the September 30, 2008 incurred but not paid claim liability was the trend factors used in determining the claims expense per member per month for the most recent two incurral months. At September 30, 2008, there was a 370 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $297.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at September 30, 2008. As we look at the year-over-year claim trend for the prior period (August and September 2007) compared to the current period (August and September 2008), the trend used in our reserve models has increased. However, claim trends observed as of December 31, 2007 based on subsequent claims runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2007. This difference between the trends assumed in establishing the December 31, 2007 medical claims payable and the trend observed based on subsequent claims runout through the nine months ended September 30, 2008 resulted in approximately $481.9 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the nine months ended September 30, 2008.

Claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the nine months ended September 30, 2007, resulted in approximately $315.5 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the nine months ended September 30, 2007. The difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2007, resulted in approximately $350.3 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007.

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

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2008 and 2007 and the years ended December 31, 2007, 2006 and 2005 is as follows:

	Nine Months Ended September 30		Years Ended December 31
(In millions)	2008	2007	2007	2006	2005
Gross medical claims payable, beginning of period	$5,788.0	$5,290.3	$5,290.3	$4,853.4	$4,134.0
Ceded medical claims payable, beginning of period	(60.7)	(51.0)	(51.0)	(27.7)	(31.9)

Net medical claims payable, beginning of period	5,727.3	5,239.3	5,239.3	4,825.7	4,102.1

Business combinations and purchase adjustments	–	15.2	15.2	(6.4)	784.5
Net incurred medical claims:
Current year	36,034.1	34,558.1	46,366.2	42,613.2	32,865.6
Prior years (redundancies)	(263.8)	(336.2)	(332.7)	(617.7)	(644.9)

Total net incurred medical claims	35,770.3	34,221.9	46,033.5	41,995.5	32,220.7

Net payments attributable to:
Current year medical claims	30,124.5	29,053.6	40,765.7	37,486.0	28,997.1
Prior years medical claims	5,150.3	4,693.4	4,795.0	4,089.5	3,284.5

Total net payments	35,274.8	33,747.0	45,560.7	41,575.5	32,281.6

Net medical claims payable, end of period	6,222.8	5,729.4	5,727.3	5,239.3	4,825.7
Ceded medical claims payable, end of period	49.7	56.0	60.7	51.0	27.7

Gross medical claims payable, end of period	$6,272.5	$5,785.4	$5,788.0	$5,290.3	$4,853.4

Current year medical claims paid as a percent of current year net incurred medical claims	83.6%	84.1%	87.9%	88.0%	88.2%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	4.8%	6.9%	6.8%	14.7%	18.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.6%	0.8%	0.8%	1.9%	4.2%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $263.8 million shown above for the nine months ended September 30, 2008 represents an estimate based on paid claim activity from January 1, 2008 to September 30, 2008. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $263.8 million redundancy relates to claims incurred in calendar year 2007.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.9% for 2007, 88.0% for 2006, and 88.2% for 2005. Comparison of the 2007 ratio of 87.9% and the 2006 ratio of 88.0% indicates fairly consistent payment patterns between 2007 and 2006. Comparison of the 2006 ratio of 88.0% and the 2005 ratio of 88.2% reflects a moderate decline due to system conversions and integration activity that impacted the 2006 ratio. Review of the nine-month periods presented above shows that as of September 30, 2008, 83.6% of current year net incurred medical claims had been paid in the period incurred, as compared to 84.1% for the same period in 2007. These ratios reflect incurred and paid claim amounts for the first nine months of 2008 and 2007 only and, therefore, are not indicative of the ratios that can be expected for the full year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 4.8% for the nine months ended September 30, 2008 and 6.9% for the nine months ended September 30, 2007. The 210 basis point decrease over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. This metric was 6.8% for 2007, 14.7% for 2006, and 18.7% for 2005.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the nine months ended September 30, 2008, this metric was 0.6%, which was calculated using the redundancy of $263.8 million shown above. For the nine months ended September 30, 2007, the comparable metric was 0.8%, which was calculated using the redundancy of $336.2 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2007 to September 30, 2007. This metric was 0.8% for full year 2007, 1.9% for 2006, and 4.2% for 2005. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%. The 2005 ratio was impacted by having only one month of net incurred medical claims for WHN in 2004. If WHN had been included for the full year 2004, estimated prior year net incurred medical claims would have been $30,819.1 million, and the adjusted ratio would have been approximately 2.1% for the year ended December 31, 2005.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and we intend to defend our positions vigorously through the IRS appeals process. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of September 30, 2008, our 2006, 2005 and 2004 tax years are being examined by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

During the third quarter of 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. As a result of this settlement, gross unrecognized tax benefits were reduced by $291.7 million and the consolidated results of operations were benefited by $272.9 million through a reduction in income tax expense. We recorded additional tax benefits in the amount of $35.1 million for intangible asset deductions and other various items. Our unrecognized tax benefits were $246.4 million at September 30, 2008.

While it is difficult to determine when a tax settlement will actually occur, it is reasonably possible that one should occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 million to $120.0 million.

During the third quarter of 2008, we decreased our state deferred tax liabilities by $49.7million, resulting in a tax benefit, net of federal taxes of $32.3. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

For additional information, see Note 14 to our audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2008 was $13.6 billion and other intangible assets were $8.9 billion. The sum of goodwill and intangible assets represented 45% of our total consolidated assets and 104% of our consolidated shareholders’ equity at September 30, 2008.

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

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in those states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge of $141.4 million during the third quarter of 2008. These intangible assets are included in the Consumer segment and were valued using the income approach valuation method.

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

Investments

Current and long-term available-for-sale investment securities were $15.2 billion at September 30, 2008 and represented 31% of our total consolidated assets at September 30, 2008. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $789.9 million, or 2% of total consolidated assets, at September 30, 2008. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We review investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $762.3 million and $150.2 million, respectively, for the nine months ended September 30, 2008 and 2007. Significant other-than-temporary impairments recognized during the three months ended September 30, 2008 included $127.8 million, $101.7 million and $88.5 million, respectively, for Freddie Mac, Fannie Mae and Lehman (or their respective subsidiaries, as appropriate). Recent market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. Any potential recovery of the fair value of these securities is dependent on a number of factors and is not expected in the near term. In addition, other-than-temporary impairments in the third quarter of 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other than temporary. These securities covered a number of industries, led by the banking and financial services sectors.

We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

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

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned. The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan falls below the value of the cash collateral delivered. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our balance sheet and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the balance sheet.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $13.7 billion at September 30, 2008. The weighted-average credit rating of these securities was “AA” as of September 30, 2008. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $1.7 billion, $68.8 million and $8.1 million, respectively, that are guaranteed by third parties. With the exception of one security with a fair value of $0.1 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of September 30, 2008 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “A” as of September 30, 2008 for the securities for which such information is available.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FAS 157, Fair Value Measurements, or FAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FAS 157. During the three and nine months ended September 30, 2008, certain securities, primarily certain mortgage-backed and asset-backed securities, were thinly traded due to concerns in the securities markets and the resulting lack of liquidity. Consequently, broker quotes or other observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields. In addition, during the three months ended September 30, 2008, certain inverse floating rate securities with a fair value of $90.3 million as of September 30, 2008 have not been actively trading in their market and certain observable inputs normally used to price these securities, such as credit spreads, were not available. Therefore, the fair values of these inverse floating rate securities were estimated using observable inputs, such as interest rates and volatility assumptions, where available, as well as internal estimates for credit spreads.

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

This assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over three years, producing the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized (if a gain or loss is subject to amortization) over the average remaining service of the workforce as a component of pension expense. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension expense.

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

At September 30, 2008, our consolidated prepaid pension asset was $434.3 million. We also had liabilities of $64.5 million for certain supplemental plans. We recognized a consolidated pre-tax pension credit of $6.4 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively. We recognized a consolidated pre-tax pension credit of $20.5 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, we incurred a curtailment gain of $1.4 million within one of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. These plans are accounted for in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended by FAS 158. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $507.2 million at September 30, 2008.

We recognized consolidated pre-tax other postretirement cost of $7.7 million and $8.8 million for the three months ended September 30, 2008 and 2007, respectively. We recognized consolidated pre-tax other postretirement cost of $23.0 million and $28.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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

New Accounting Pronouncements

In September 2006, the FASB issued FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. We adopted FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on our financial position or operating results. See Note 10, Fair Value Measurements, to our unaudited consolidated financial statements included in this report for discussion of the impact of adoption of FAS 157.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008. See Note 11, Retirement Benefits, to our unaudited consolidated financial statements included in this report for discussion of the impact of adoption of EITF 06-4.

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

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which were effective on July 1, 2008. We do not expect the adoption of FAS 163 to have a material impact on our consolidated financial statements.

There were no other new accounting pronouncements issued during the first nine months of 2008 that had a material impact on our financial position, operating results or disclosures.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. Recently, credit markets have experienced a tightening of available liquidity, primarily as a result of uncertainty surrounding mortgage-backed securities. In October 2008 the Federal government approved a bill that is aimed at addressing liquidity issues in the financial markets and is working to provide other initiatives designed to help relieve the credit crisis. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

We have a $2.5 billion commercial paper program. The commercial paper markets have recently experienced increased volatility and disruption, resulting in higher costs to issue commercial paper. As a result, we recently reduced the amount of commercial paper outstanding, with $1.3 billion outstanding as of September 30, 2008 as compared to $2.0 billion outstanding at June 30, 2008. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $1.5 billion of ordinary dividends from our subsidiaries during the fourth quarter of 2008, which will also provide further operating and financial flexibility.

Liquidity – Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, net cash flow provided by operating activities was $2,038.1 million, compared to $3,240.3 million for the nine months ended September 30, 2007, a decrease of $1,202.2 million. This decrease resulted primarily from increases in accounts receivable, lower net income in 2008 compared to 2007 and lower tax deductions related to reduced stock option exercises. The increase in accounts receivable was due to membership growth, certain contractual modifications and other actions we have taken in response to our system migrations. The reduction in net income reflects higher medical costs.

Net cash flow provided by investing activities was $463.5 million in 2008, compared to $1,088.6 million of cash used in 2007. The table below outlines the increase in cash flow provided by investing activities of $1,552.1 million between the two periods:

(In millions)	Change in Cash Provided by Investing Activities
Increase in net proceeds from investments	$1,343.9
Decrease in securities lending collateral	207.9
Decrease in purchases of subsidiaries	90.8
Increase in sales of subsidiaries	5.0
Increase in net purchases of property and equipment	(65.7)
Increase in other, net	(29.8)

Net increase in cash provided by investing activities	$1,552.1

Net cash flow used in financing activities was $2,998.9 million in 2008 compared to $1,929.8 million of cash used in 2007. The table below outlines the increase in cash used in financing activities of $1,069.1 million between the two periods:

(In millions)	Change in Cash Used in Financing Activities
Net decrease in proceeds from commercial paper borrowings	$(377.6)
Decrease in net proceeds from long-term borrowings	(1,256.3)
Increase in net proceeds from short-term borrowings	100.0
Decrease in securities lending payable	(207.9)
Increase in bank overdrafts	22.4
Decrease in repurchases of common stock	1,278.3
Decrease in proceeds from exercise of employee stock options and employee stock purchase plan	(501.5)
Decrease in excess tax benefits from share-based compensation	(126.5)

Net increase in cash used in financing activities	$(1,069.1)

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash and cash equivalents and investments, including long-term investments, of $18.3 billion at September 30, 2008. Since December 31, 2007, total cash and cash equivalents and investments, including long-term investments, decreased by $2.9 billion primarily due to repurchases of our common stock and declines in the fair values of certain investments as a result of the volatility experienced in the capital markets.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have made certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At September 30, 2008, we held at the parent company approximately $646.2 million of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 29.8% as of September 30, 2008 and 28.2% as of December 31, 2007.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “a-” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

In September 2008, we became a member of the Federal Home Loan Bank of Indianapolis, or FHLBI. As a member of the FHLBI, we have the ability to obtain cash advances from the FHLBI, subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in

FHLBI common stock. Our investment in FHLBI common stock at September 30, 2008 totaled $5.0 million, which is reported with “Investments available-for-sale – Equity securities” on the consolidated balance sheet. At September 30, 2008, $100.0 million of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheet. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $109.8 million at September 30, 2008 have been pledged as collateral. The securities pledged are reported with “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheet.

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

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. We amended the facility on April 29, 2008. The facility, as amended, provides credit up to $2.4 billion, which provides support for any commercial paper issuances and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2008 or during the nine months then ended. At September 30, 2008, we had $2.4 billion available under this facility, $1.3 billion of which supports our commercial paper program.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $1.3 billion of commercial paper borrowings outstanding at September 30, 2008. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have recently experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we currently estimate that approximately $3.3 billion of dividends will be paid to the parent company during 2008. For the nine months ended September 30, 2008, we received $1.8 billion of dividends from our subsidiaries.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the nine months ended September 30, 2008, we repurchased and retired approximately 50.1 million shares at an average share price of $60.80, for an aggregate cost of $3.0 billion. As of September 30, 2008, $1.3 billion remained authorized for future repurchases. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

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

Contractual Obligations and Commitments

Although there can be no assurance that continued or increased volatility and disruption in the capital markets will not impair our ability to access these markets on terms commercially acceptable to us, we believe that funds from future operating cash flows, cash and investments and funds available under our senior credit facility or from other public or private financing sources will be sufficient for operations and commitments, and for capital acquisitions and other strategic objectives, for the foreseeable future.

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

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission, or SEC, made by us; increased government regulation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part C and Medicare Part D Prescription Drug benefits programs, including potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information, uncollectability of premium from members, increased medical or pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; funding risks with respect to revenue received from participation in Medicare and Medicaid programs; non-compliance with the complex regulations imposed on Medicare and Medicaid programs; events that result in negative publicity for the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, that may negatively affect our investment portfolios and liquidity needs; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents which may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. As discussed in Note 3, Investments, to our unaudited consolidated financial statements included in this report, we recognized $564.4 million and $762.3 million of net realized losses on investments for the three and nine months ended September 30, 2008, respectively, including other-than-temporary impairments of equity and fixed maturity securities. As of September 30, 2008, we had gross unrealized losses of equity securities and fixed maturity securities of $221.1 million and $704.1 million, respectively. While we believe that these impairments are temporary and that we have the intent and ability to hold such securities until maturity or recovery, given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.

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

We are in the process of evaluating and implementing enhancements to certain internal controls within our Senior business in part in response to CMS’ requests for corrective action plans. While we are enhancing certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance conducted investigations of the allegations. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws.

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member’s insurance policy was rescinded. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member was rescinded.

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. The settlement with the hospital plaintiffs received final approval on October 6, 2008. On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 million fine, and the payment was made on August 12, 2008. Neither of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

There have been no other material developments from the disclosure included in our 2007 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2007 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K.

As described in Item 1A, Risk Factors and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K, our investment portfolios are subject to varying economic and market conditions, as well as regulation. Listed below is supplemental disclosure regarding how we account for, and the effect of, these varying economic and market conditions, including the potential impact on our financial statements.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

Our available-for-sale investment securities were $15.2 billion and represented 31% of our total consolidated assets at September 30, 2008. These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. If a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is charged to income.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we recorded charges for other-than-temporary impairment of securities of $762.3 million. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Adverse securities and credit market conditions may significantly affect our ability to meet liquidity needs.

The securities and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, proceeds from the exercise of stock options and our employee stock purchase plan.

One of our sources of liquidity is our $2.5 billion commercial paper program. The commercial paper markets have recently experienced increased volatility and disruption, resulting in higher costs to issue commercial paper, which has influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $1.3 billion outstanding as of September 30, 2008 as compared to $2.0 billion outstanding at June 30, 2008. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
July 1, 2008 to July 31, 2008	1,064,842	$44.56	1,063,816	$1,375.8
August 1, 2008 to August 31, 2008	2,843	53.30	–	1,375.8
September 1, 2008 to September 30, 2008	2,572,445	48.40	2,569,972	1,251.4

	3,640,130		3,633,788

[1]

Total number of shares purchased includes 6,342 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended September 30, 2008, we repurchased approximately 3.6 million shares at a cost of $171.8 million under the program.

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

WELLPOINT, INC. Registrant

Date: October 22, 2008	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 22, 2008	By:	/s/ MARTIN L. MILLER
Martin L. Miller
Senior Vice President, Chief Accounting Officer and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 21, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.19(c)*	Form of Employment Agreement between the Company and Martin L. Miller, incorporated by reference to Exhibit 10.27(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (Exhibit A).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.

E-1