Form 10-K
period 2008-12-31
WELLPOINT INC
filed 2009-02-19
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2008 was approximately $24,364,451,185.

As of February 11, 2009, 498,388,028 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009.

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2008

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

References in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “WellPoint” or the “Company” refer to WellPoint, Inc., an Indiana corporation, and its direct and indirect subsidiaries, as the context requires.

PART I

ITEM 1. BUSINESS.

General

We are the largest health benefits company in terms of medical membership in the United States, serving 35.0 million medical members as of December 31, 2008. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve our members throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Our mission is to improve the lives of the people we serve and the health of our communities. Our strategy is to simplify the connection between health, care and value. We strive to achieve our mission and strategy by excelling at day-to-day execution, creating the best health care value for our customers, expanding naturally from our strengths and advocating responsible health care reform.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services including life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts.

For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. Approximately 93% of our 2008 operating revenue was derived from premium income, while approximately 7% was derived from administrative fees and other revenues.

Through December 31, 2008, our medical membership customer base primarily included Local Groups (those with less than 1,000 eligible employees as well as customers with generally 1,000 or more eligible employees with less than 5% of eligible employees outside of the headquarter state, accounting for 47% of our medical members at December 31, 2008) and Individuals under age 65 (7% of our medical members as of December 31, 2008). Other major customer types included National Accounts (generally multi-state employer groups primarily headquartered in our BCBS markets with 2,500 or more eligible employees, of which at least 5% are located outside of the headquarter state, accounting for 19% of our medical members at December 31, 2008), BlueCard Host (enrollees of non-owned BCBS plans who receive benefits in our BCBS markets, accounting for 13% of our medical members at December 31, 2008), Senior (over age 65 individuals enrolled in Medicare Supplement or Medicare Advantage policies, accounting for 4% of our medical members at December 31, 2008), State-Sponsored Programs (primarily state-sponsored managed care alternatives in Medicaid and State Children’s Health Insurance Plans, accounting for 6% of our medical members at

December 31, 2008) and the Federal Employee Program, or FEP (United States government employees and covered family members, accounting for 4% of our medical members at December 31, 2008).

We market our products through an extensive network of independent agents and brokers for Individual and Senior customers, as well as certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force.

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

Our results of operations depend in large part on accurately predicting health care costs and our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.

We believe health care is local, and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence and national expertise have created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals.

In January 2007, we unveiled a comprehensive plan to help address the growing ranks of the uninsured. Our plan is a blend of public and private initiatives aimed at ensuring universal coverage for children and providing new and more attractive options for the uninsured. This plan is part of our mission to improve the lives of the people we serve and the health of our communities. In furtherance of our plan, we have launched an interactive website for the uninsured and opened community resource centers to assist the uninsured obtain health insurance coverage.

We believe that an essential ingredient for practical and sustainable health care reform is improving quality, which can help manage costs. We have identified solutions that we believe will deliver better health care while reducing costs. These include promoting evidence-based medicine and determining real-world outcomes; advancing health care quality by disseminating information throughout the system; focusing on prevention and managing chronic illness; improving effective use of drug therapies to prevent and manage illness; promoting strategies to reduce medical errors and adverse drug events; and reducing costs through eliminating fraud, reducing costs related to litigation and improving administration.

We continue to expand 360º Health, the industry’s first program to integrate all aspects of care management into a centralized, consumer-friendly resource that assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available.

In addition, we continue to supplement interactions with customers, brokers, agents, employees and other stakeholders through web-enabled technology and enhancing internal operations. We continue to develop our e-business strategy with the goal of becoming widely regarded as an e-business leader in the health benefits industry. The strategy includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced capabilities that improve service benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements will also help improve the quality, coordination and safety of health care through increased communications between patients and their physicians.

We intend to continue our expansion and will focus on earnings per share, or EPS, growth through organic membership gains, strategic acquisitions and capital transactions, while pursuing our mission to improve the lives of the people we serve and the health of our communities.

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the SEC. Our Internet website is www.wellpoint.com. We make available free of charge, or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint, Inc. is an Indiana corporation incorporated on July 17, 2001.

As required by NYSE Rule 303A.12, in 2008 we filed with the NYSE the annual chief executive officer certificate with no qualifications, indicating that the chief executive officer is unaware of any violations of the NYSE corporate governance standards. In addition, we are filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K.

Significant Transactions

Listed below are the more significant transactions that have occurred over the last five years:

•

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2008, we repurchased and retired approximately 56.4 million shares at an average per share price of $58.07, for an aggregate cost of $3.3 billion. As of December 31, 2008, $1.0 billion remained authorized for future repurchases. Subsequent to December 31, 2008, we repurchased and retired approximately 5.0 million shares for an aggregate cost of approximately $201.6 million, leaving approximately $820.6 million for authorized future repurchases at February 11, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

•

During the year ended December 31, 2008, we settled disputes with the Internal Revenue Service, or IRS, relating to certain tax years and industry issues which we had been discussing with the IRS for several years. Also relating to the industry issues that were settled, we recorded additional tax benefits that had previously been denied by the IRS. The above settlement and deductions, as well as changes in the composition of the apportionment factor in our combined state income tax returns, resulted in a tax benefit of $0.91 per basic share and $0.90 per diluted share for the year ended December 31, 2008. In addition, tax litigation in the U.S. Tax Court concluded adversely to us this year. The case has been appealed to the Federal Circuit Court of Appeals.

•

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company and provides services to us as well as other customers nationwide, including several other Blue Cross and Blue Shield licensees. The acquisition supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. The purchase price for the acquisition was approximately $300.0 million in cash.

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

•

On June 9, 2005, we completed our acquisition of Lumenos, Inc., or Lumenos, for approximately $185.0 million in cash paid to the stockholders of Lumenos. Lumenos was recognized as a pioneer and market leader in consumer-driven health programs.

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

Each of the BCBS companies, of which there were 39 independent primary licensees as of December 31, 2008, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of BCBS plans not affiliated with us.

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

Over the last few years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. During the last several years, we have made significant investments in technology to enhance our electronic interaction with providers, employers, members and third parties.

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

At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our regions. Typically we are the lead competitor in each of our markets and thus a closely watched target by other insurance competitors.

Reportable Segments

Beginning January 1, 2008, we implemented a new organizational structure designed to support our strategic plan, which reflects how the chief operating decision maker evaluates the performance of our business. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial; Consumer; and Other. Segment disclosures for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group, National Accounts, UniCare and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Part D, Medicare Advantage, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs that we administer.

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, behavioral health, employee assistance programs, radiology benefit management, analytics-driven personal healthcare guidance and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. Our FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

For additional information regarding the operating results of our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

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

Consumer-Driven Health Plans.    CDHPs provide consumers with increased financial responsibility, choice and control regarding how their health care dollars are spent. Generally, CDHPs combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee. Some or all of the dollars remaining in the personal care account at year-end can be rolled over to the next year for future health care needs.

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

Point-of-Service.    POS products blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expenses (co-payments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Member cost sharing is limited by out-of-pocket maximums.

Administrative Services.    In addition to fully-insured products, we provide administrative services to large group employers that maintain self-funded health plans. These administrative services include underwriting, actuarial services, medical management, claims processing and other administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also underwrite stop loss insurance for self-funded plans.

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

Senior Plans.    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. We served as the exclusive point of sale facilitated enrollment provider as defined by The Centers for Medicare & Medicaid Services, or CMS, for 2008, 2007 and 2006. As discussed more fully in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, on January 12, 2009, CMS imposed certain sanctions on us related to our participation in the Medicare Advantage and Medicare Part D programs. As part of these sanctions, CMS suspended our ability to receive dual eligible beneficiaries under the facilitated enrollment program. However, we will continue to serve as the exclusive provider of claims adjudication and administration of the facilitated enrollment program.

Individual Plans.    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage. Some of our products target certain demographic populations such as the uninsured, “young invincibles,” (individuals between the ages of 19 and 29), families and those transitioning between jobs or early retirees. Our products are distributed by independent brokers and agents, WellPoint sales representatives and via the Internet.

Medicaid Plans and Other State-Sponsored Programs.    We have contracts to serve members enrolled in Medicaid, State Children’s Health Insurance Programs and other publicly funded health care programs for low income and/or high medical risk individuals. We provide services in California, Indiana, Kansas, Massachusetts, New Hampshire, New York, South Carolina, Texas, Virginia, West Virginia and Wisconsin.

Pharmacy Products.    We offer pharmacy services and PBM services to our members. Our pharmacy services incorporate features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. PBM services provided by us include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. Two of our subsidiaries are also licensed pharmacies and make prescription dispensing services available through mail order for PBM clients. Our PBM companies also include Precision Rx Specialty Solutions, a full service specialty pharmacy designed to help improve quality and cost of care by coordinating a relatively new class of prescription medications commonly referred to as biopharmaceuticals, also known as specialty medications.

In September 2005, we were awarded contracts to offer Medicare Part D to eligible Medicare beneficiaries in all 50 states. We began offering these plans to customers through our health benefit subsidiaries throughout the country, as previously described under Senior Plans, and providing administrative services for Medicare Part D offerings through our PBM companies on January 1, 2006.

Life Insurance.    We offer an array of competitive individual and group life insurance benefit products to both large and small group customers in conjunction with our health plans. The life products include term life and accidental death and dismemberment.

Disability.    We offer short-term and long-term disability programs, usually in conjunction with our health plans.

Behavioral Health.    We offer specialized behavioral health plans and benefit management. These plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. We have implemented employee assistance and behavioral managed care programs for a wide variety of businesses throughout the United States. These programs are offered through our subsidiaries.

Radiology Benefit Management.    We offer outpatient diagnostic imaging management services to health plans. These services include utilization management for advanced diagnostic imaging procedures, network development and optimization, patient safety, claims adjudication and provider payment.

Personal Health Care Guidance.    We offer leading analytics-driven personal health care guidance. These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs.

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

Medicare Administrative Operations.    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies. CMS is currently conducting competitive procurements to replace the current fiscal intermediary and carrier contracts with contracts that conform to the Federal Acquisition Regulations. These new contracts, referred to as Medicare Administrative Contracts, or MACs, will combine most of the administrative activities currently performed by the existing intermediaries and carriers. At year end 2008, NGS held two MACs as a prime contractor and supported two MACs as a subcontractor. In early January 2009, NGS was notified of an additional MAC award as a prime contractor and another MAC award as a subcontractor. Compensation under the MACs is on a cost plus award fee basis while compensation under the fiscal intermediary and carrier contracts is on a cost reimbursement basis. All of the current fiscal intermediary and carrier contracts are expected to be transitioned to MACs by the end of 2009.

Customer Types

Our products are generally developed and marketed with an emphasis on the differing needs of our various customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, including individuals, employers, seniors and Medicaid recipients, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Each business unit is responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer types. We believe that one of the keys to our success has been our focus on distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs.

Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories. Our customer definitions were revised in the first quarter of 2008 in accordance with our new organizational structure as previously discussed. Prior periods have been reclassified to conform to the 2008 presentation. As of December 31, 2008, our medical membership customer types included the following categories:

•

Local Group includes employer customers with less than 1,000 employees eligible to participate as a member in one of our health plans, as well as customers with generally 1,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter state. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 47% of our medical members at December 31, 2008.

•

Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Groups. Individual business accounted for 7% of our medical members at December 31, 2008.

•

Beginning January 1, 2008, we revised our definition of National Accounts to correspond with our new organizational structure. National Accounts customers now are generally multi-state employer groups primarily headquartered in a WellPoint service area with 2,500 or more eligible employees, of which at least 5% are located outside of the headquarter state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 19% of our medical members at December 31, 2008.

•

BlueCard host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per month. BlueCard host membership accounted for 13% of our medical members at December 31, 2008.

•

Senior customers are defined as Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4% of our medical members at December 31, 2008.

•

State-Sponsored program membership is defined as eligible members with State-Sponsored managed care alternatives for the Medicaid and State Children’s Health Insurance programs that we manage. Total State-Sponsored program business accounted for 6% of our medical members at December 31, 2008.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4% of our medical members at December 31, 2008.

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

The following tables set forth our medical membership by customer type and funding arrangement:

	December 31
	2008	2007
(In thousands)
Customer Type:
Local Group	16,632	16,663
Individual	2,296	2,390
National:
National Accounts	6,720	6,389
BlueCard	4,736	4,563

Total National	11,456	10,952
Senior	1,304	1,250
State-Sponsored	1,968	2,174
FEP	1,393	1,380

Total medical membership by customer type	35,049	34,809

Funding Arrangement:
Self-Funded	18,520	17,737
Fully-Insured	16,529	17,072

Total medical membership by funding arrangement	35,049	34,809

For additional information regarding the change in medical membership between years, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business. Examples of these other products or services include life, disease management and wellness, pharmacy benefits management, personal health care guidance, radiology benefit management, vision, and dental. We also provide some of these other products to unaffiliated BCBS or other health plans which contract with us for certain services.

Networks and Provider Relations

Our relationships with physicians, hospitals and professionals that provide health care services to our members are guided by regional and national standards for network development, reimbursement and contract methodologies.

We attempt to provide market-based hospital reimbursement along industry standards. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. We use multi-year contracting strategies, including case or fixed rates, to limit our exposure to medical cost inflation and increase cost predictability. We seek to maintain broad provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care received by our members.

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

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost effective medical care. These medical management activities and programs are administered and directed by physicians and trained nurses. One of the goals of our medical management strategies is to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence.

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. Most of our health plans have implemented precertification programs for certain high cost radiology studies, addressing an area of historically significant cost trends. As previously described in

Significant Transactions, on August 1, 2007, we completed our acquisition of AIM. We continue to incorporate AIM’s services and technology for more effective and efficient use of diagnostic imaging services by our members.

Concurrent review.    Another traditional medical management strategy we use is concurrent review, which is based on nationally recognized criteria developed by third-party medical specialists. With concurrent review, the requirements and intensity of services during a patient’s hospital stay are reviewed, at times by an onsite skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting.

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

Anthem Care Compare.    We educate members about high-quality, cost-effective procedures that are covered by their benefits. Members are able to access via the internet a comparison of the cost of care, quality ratings and benefit levels for common services at specified facilities, including the facility and professional and ancillary service costs. This allows members to make an educated decision about quality and cost before choosing a provider for these common procedures.

Personal Health Care Guidance.    These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality profiling, and other consulting services.

Care Management Programs

We continue to expand our 360º Health suite of integrated care management programs and tools, offered through our wholly-owned subsidiary, Health Management Corporation. 360º Health offers the following programs, among others, that have been proven to increase quality and reduce medical costs for our members:

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

24/7 NurseLine offers access to qualified, registered nurses anytime. This allows our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. This program also includes a robust audiotape library, accessible by phone, with more than 400 health topics, as well as on-line health education topics designed to educate members about symptoms and treatment of many common health concerns.

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

MyHealth Advantage utilizes integrated information systems and sophisticated data analytics to help our members improve their compliance with evidence-based care guidelines, providing personal care notes that alert members to potential gaps in care, enable more prudent health care choices, and assist in the realization of member out-of-pocket cost savings.

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

Employee Assistance Programs provide many resources that allow members to balance work and personal life by providing quick and easy access to confidential resources to help meet the challenges of daily life. Examples of services available in person as well as via telephone or internet are counseling for child care, health and wellness, financial issues, legal issues, adoption and daily living.

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

We have committed to measuring our progress in improving the quality of care that our members and our communities receive through our proprietary Member Health Index, or MHI and State Health Index, or SHI. The MHI is comprised of 20 clinically relevant measures for our health plan members and combines prevention, care management, clinical outcome and patient safety metrics. The SHI measures the health of all the residents in our BCBSA licensed states, not just our members, using public data from the Centers for Disease Control and Prevention.

Our wholly-owned clinical research and health outcomes research subsidiary, HealthCore, has supported biopharmaceutical manufacturers, health professionals, and health plans by enabling more effective medical management and increased physician adherence to evidence based care, and creating new knowledge on the value of clinical therapies, resulting in better care decisions.

Our wholly-owned radiology management subsidiary, AIM, has supported quality by implementing utilization management programs for advanced imaging procedures that are based on widely accepted clinical guidelines. These programs promote the most appropriate use of these procedures to improve the quality of overall health care delivered to our members and members of other health plans that are covered under AIM’s programs. In addition to utilization management, AIM has also implemented its OptiNet® program, which promotes more informed selection of diagnostic imaging facilities by providing cost and facility information to physicians at the point that a procedure is ordered. AIM also provides education on radiation exposure associated with advanced diagnostic procedures to members and physicians.

Our wholly-owned analytics-driven personal health care guidance subsidiary, Resolution Health Inc., has supported quality by helping our members take action to get healthy, stay healthy and better manage chronic illness. Our analysis of an individual member’s health data identifies opportunities to improve health care quality and safety; we then send personalized messages to the member, their doctor and care manager to take action. For example, our drug safety messages inform a member’s doctor, pharmacist or care manager of potentially dangerous drug-drug, drug-condition, drug-age, or drug-dose interactions identified in our Drug Safety Scan. This helps improve safety, drug effectiveness and medication adherence.

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

In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For fully insured business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience, or charged against future favorable experience.

BCBSA Licenses

We have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which we operate. We have the exclusive right to use the BCBS names and marks for our health benefits products in California (Blue Cross only), Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas).

Our license agreements require an annual fee to be paid to the BCBSA. Through 2007, the fee was based upon enrollment and net revenue as defined by BCBSA. Beginning in 2008, the fee was based on enrollment only. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products.

We believe that the BCBS names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term, contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks. Upon termination of the license agreements, we would cease to have the right to use the BCBS names and marks in one or more of the states in which we are authorized to use the marks and the BCBSA could thereafter issue licenses to use the BCBS names and marks in those states to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limits on our capital stock, impending financial insolvency, the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.

The license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS names and marks, including:

•	minimum capital and liquidity requirements;

•	enrollment and customer service performance requirements;

•	participation in programs that provide portability of membership between plans;

•	disclosures to the BCBSA relating to enrollment and financial conditions;

•	disclosures as to the structure of the BCBS system in contracts with third parties and in public statements;

•	plan governance requirements;

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

•	a requirement that limits beneficial ownership of our capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors;

•	a requirement that we divide our Board of Directors into three classes serving staggered three-year terms;

•	a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	licensure;

•	premium rates;

•	underwriting and pricing;

•	benefits;

•	eligibility requirements;

•	service areas;

•	market conduct;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing and rating restrictions for small group products;

•	utilization review activities;

•	prompt payment of claims;

•	requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and/or underinsured;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

Our Medicare plans, Medicaid plans and other State-Sponsored programs are subject to extensive federal and state laws and regulations.

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

HIPAA and Gramm-Leach-Bliley Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes obligations for issuers of health insurance coverage and health benefit plan sponsors. This law requires guaranteed renewability of health care coverage for most group health plans and certain individuals. Also, the law limits exclusions based on preexisting medical conditions.

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers.

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. Federal laws and regulations concerning health care and health insurance may be subject to significant change. See Section 1A. Risk Factors of this Form 10-K.

Employee Retirement Income Security Act of 1974

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.

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

While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources.

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

The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The level of regulatory oversight ranges from requiring the company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring a company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2008, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

Employees

At December 31, 2008, we had approximately 42,900 persons employed on a full-time basis. As of December 31, 2008, a small portion of employees were covered by collective bargaining agreements: 174 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; 90 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; 10 employees in the New York city metropolitan area with the Office and Professional Employees International Union, Local 153; and 32 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

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

Our insurance, managed health care and health maintenance organization, or HMO, subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure you that future regulatory action by state insurance or HMO authorities or federal regulatory authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements and additional governmental participation could also adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

Congress and state legislatures continue to focus on health care issues. In addition, the 2008 elections resulted in a renewed focus on health care issues and several key legislators and some of the newly appointed and elected officials, including President Obama, have proposed significant reform to the health care system. Some of the reforms call for universal health care regulation including, but not limited to, the availability of a government sponsored health plan. A number of states, including California, Colorado, Connecticut, New York, and Pennsylvania, are contemplating significant reform of their health insurance markets. These proposals include provisions affecting both public programs and privately-financed health insurance arrangements. Broadly stated, these proposals attempt to increase the number of insured by raising the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, they seek to reform the underwriting and marketing practices of health plans. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In particular, if Governor Schwarzenegger’s proposal for universal coverage in California had been enacted in the format as passed by the California Assembly in December 2007, such proposal could have had a material adverse effect on our business, operations and financial condition. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases or establish minimum benefit expense ratio thresholds. If enacted, these federal or state proposals could have a material adverse impact on our business, operations or financial condition.

From time to time, Congress has considered various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. Other proposed bills and regulations, including those related to HIPAA standard transactions and code sets, consumer-driven health plans and health savings accounts and insurance market reform, at the state and federal levels may impact certain aspects of our business, including premium receipts, provider contracting, claims payments and processing and confidentiality of protected health or other personal information. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

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

A reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures; employers stopping to offer certain health care coverage as an employee benefit or electing to offer this coverage on a voluntary, employee-funded basis; state and federal regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.

There are risks associated with contracting with The Centers for Medicare & Medicaid Services, or CMS, to provide Medicare Part C and Medicare Part D Prescription Drug benefits.

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

As a participant in Medicare and Medicaid programs, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to sanctions and significant penalties.

We participate as a payer or fiscal intermediary for the Medicare and Medicaid programs. The laws and regulations governing participation in Medicare and Medicaid programs are complex, subject to interpretation and can expose us to penalties for non-compliance. If we fail to comply with the applicable laws and regulations we could be subject to criminal fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in Medicare Advantage and Part D prescription drug plans, financial condition and results of operations. In addition, legislative or regulatory changes to these programs could have a material adverse effect on our business, financial condition and results of operations.

Over the past six months, we have been working with CMS to resolve issues identified as a result of our internal compliance audits and findings from a recent CMS audit. Our work included detailed action plans to remediate such findings. Where appropriate, our proposed action plans have been reviewed and accepted by CMS. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures. On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new patients in our Medicare Advantage and Medicare Part D prescription drug plans until remediation efforts have been fully implemented and confirmed. This decision does not affect our current members enrolled in our Medicare products. We also served as the exclusive point of sale facilitated enrollment provider, as defined by CMS, for 2008, 2007 and 2006. In connection with the CMS sanctions, CMS suspended our ability to receive dual eligible beneficiaries under the facilitated enrollment program. However, we will continue to serve as the exclusive provider of claims adjudication and administration of the facilitated enrollment program. We are continuing to work closely with CMS to implement the remediation efforts as expeditiously as possible.

We are subject to funding risks with respect to revenue received from participation in Medicare and Medicaid programs.

We participate in Medicare Part C (Medicare Advantage), Medicare Part D, Medicare administrative operations and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs. Revenues for these programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions and budgetary constraints at the federal or applicable state level and general political issues and priorities. An unexpected reduction or inadequate government funding for these programs may adversely affect our revenues and financial results.

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

Our available-for-sale investment securities were $14.5 billion and represented 30% of our total consolidated assets at December 31, 2008. These assets are carried at fair value and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. If a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is charged to income.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis analyzing both quantitative and qualitative factors. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2008, we recorded charges for other-than-temporary impairment of securities of $1.2 billion. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

One of our sources of liquidity is our $2.5 billion commercial paper program. The commercial paper markets have recently experienced increased volatility and disruption, resulting in higher costs to issue commercial paper, which has influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $0.9 billion outstanding as of December 31, 2008 as compared to $1.8 billion outstanding at December 31, 2007. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

Regional concentrations of our business may subject us to economic downturns in those regions.

The national economy has experienced a recent downturn, with the potential for higher unemployment. Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of an economic downturn in these states. If economic conditions continue to deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations.

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

•

compliance and reporting requirements for pharmacy benefit manager fiduciaries under ERISA, including compliance with fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, contracting network practices, specialty drug distribution and other transactions and potential liability regarding the use of patient-identifiable medical information;

•

a number of federal and state legislative proposals are being considered that could adversely affect a variety of pharmacy benefit industry practices, including without limitation, the receipt of rebates from pharmaceutical manufacturers, the regulation of the development and use of formularies, legislation imposing reimbursement rates; and legislation imposing additional rights to access to drugs for individuals enrolled in managed care plans;

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

As a holding company, we are dependent on dividends from our subsidiaries. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.

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

We face risks related to litigation.

We are, or may in the future, be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include: claims relating to the denial of health care benefits; claims relating to the rescission of health insurance policies; claims related to development or application of medical policy; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; and termination of provider contracts; disputes related to self-funded business; disputes over co-payment calculations; disputes related to the PBM business; disputes related to reimbursement of out-of-network claims; claims related to the failure to disclose certain business or corporate governance practices; and claims relating to customer audits and contract performance, including government contracts.

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

We use the Blue Cross and Blue Shield names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks, including: minimum capital and liquidity requirements imposed by the BCBSA; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the Blue Cross and Blue Shield system in contracts with third parties and in public statements; plan governance requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to health benefit plans within its service areas must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that at least 66 2/3% of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to health benefit plans must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.

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

Upon the occurrence of an event causing termination of the license agreements, we would no longer have the right to use the Blue Cross and Blue Shield names and marks in one or more of our service areas. Furthermore, the BCBSA would be free to issue a license to use the Blue Cross and Blue Shield names and marks in these service areas to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. Accordingly, termination of the license agreements could have a material adverse effect on our business, financial condition and results of operations.

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield presence in the vacated service area. Through December 31, 2008 the fee was set at $89.02 per licensed enrollee. As of December 31, 2008 we reported 29.6 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.6 billion by the BCBSA.

Large-scale medical emergencies may have a material adverse effect on our business, financial condition and results of operations.

Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters such as hurricanes and the potential for a wide-spread pandemic of influenza coupled with the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of wide-spread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic or epidemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, financial condition and results of operations or, in the event of extreme circumstances, our viability.

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

•

we may be unable to integrate acquired businesses successfully, or as quickly as expected, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

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

As of December 31, 2008, we had indebtedness outstanding of approximately $8.8 billion and had available borrowing capacity of approximately $2.4 billion under our revolving credit facility, which expires on September 30, 2011. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $22.3 billion as of December 31, 2008, representing approximately 46% of our total assets and 104% of our consolidated shareholders’ equity at December 31, 2008. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangibles (with indefinite lives). In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

During the year ended December 31, 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in those states, and we identified and recorded a pre-tax impairment charge of $141.4 million.

Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

We may not be able to realize the value of our deferred tax assets.

In accordance with applicable accounting standards, we separately recognize deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded.

At each financial reporting date, we evaluate our deferred tax assets to determine the likely realization of the benefit of the temporary differences. Our evaluation includes a review of the types of temporary differences that created the deferred tax asset; the amount of taxes paid on both capital gains and ordinary income in prior periods and available for a carry-back claim; the forecasted future taxable income, and therefore, the likely future deduction of the deferred tax item; and any other significant issues that might impact the realization of the deferred tax asset. While we have certain tax planning strategies that we believe will enable us to fully utilize all remaining deferred tax assets, if it is “more likely than not” that all or a portion of the deferred tax asset may not be realized, we will establish a valuation allowance. Our judgment is required in determining an appropriate valuation allowance.

Any future increase in the valuation allowance would result in additional income tax expense and a decrease in shareholders’ equity, which could materially affect our financial position and results of operations in the period in which the increase occurs. A material decrease in shareholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, financial condition and results of operations.

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

Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider in their best interests. In particular, our articles of incorporation and bylaws: permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; divide our Board of Directors into three classes serving staggered three-year terms (which is required by our license agreement with the BCBSA); restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; impose restrictions on shareholders’ ability to amend our articles of incorporation; and prohibit shareholders from amending our bylaws.

We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	a significant failure of our internal control over financial reporting;

•	our inability to convert to international financial reporting standards, if required;

•	failure of our prevention and control systems related to employee compliance with internal polices, including data security;

•	provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;

•	failure to protect our proprietary information; and

•	failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have set forth below a summary of our principal office space (locations greater than 100,000 square feet).

Location	Amount (Square Feet) of Building Owned or Leased and Occupied by WellPoint	Principal Usage
220 Virginia Ave., Indianapolis, IN1	557,000	Operations
2015 Staples Mill Rd. (DCS & DCN), Richmond, VA	544,000	Operations
21555 Oxnard St., Woodland Hills, CA1	421,000	Operations
370 Basset Rd., North Haven, CT1	415,000	Operations
11 Corporate Woods, Albany, NY1	375,000	Operations
1831 Chestnut St., St. Louis, MO	312,000	Operations
700 Broadway, Denver, CO	285,000	Operations
3350 Peachtree Rd., Atlanta, GA1	272,000	Operations
9901 Linn Station Rd., Louisville, KY1	255,000	Operations
13550 Triton Office Park Blvd., Louisville, KY1	234,000	Operations
4241 Irwin Simpson Rd., Mason, OH1	224,000	Operations
15 MetroTech Center, Brooklyn, NY1	217,000	Operations
4361 Irwin Simpson Rd., Mason, OH	213,000	Operations
2000 & 2100 Corporate Center Drive, Newbury Park, CA1	211,000	Operations
2 Gannett Dr., South Portland, ME	208,000	Operations
4553 La Tienda Drive & 1WellPoint Way, Thousand Oaks, CA1	208,000	Operations
400 S. Salina St., Syracuse, NY1	203,000	Operations
120 Monument Circle, Indianapolis, IN1	202,000	Principal executive offices
2221 Edward Holland Drive, Richmond, VA1	193,000	Operations
8115-8125 Knue Road, Indianapolis, IN1	184,000	Operations
3000 Goff Falls Rd., Manchester, NH1	180,000	Operations
6740 N. High St., Worthington, OH	178,000	Operations
85 Crystal Run, Middletown, NY1	173,000	Operations
1351 Wm. Howard Taft, Cincinnati, OH	167,000	Operations
6737 West Washington St., West Allis, WI1	159,000	Operations
5151-5155 Camino Ruiz, Camarillo, CA1	149,000	Operations
2357 Warm Springs Rd., Columbus, GA	147,000	Operations
233 S. Wacker Drive, Chicago, IL1	143,000	Operations
602 S. Jefferson St., Roanoke, VA	131,000	Operations
2825 West Perimeter Road, Indianapolis, IN1	126,000	Operations
3 Huntington Quadrangle, Melville, NY1	110,000	Operations

[1]	Leased property

Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield

Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continues to be a defendant in the Thomas (now known as Love) Litigation and was not affected by the prior settlement between us and plaintiffs. The Love Litigation alleged that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCBSA, announced a settlement of the Love Litigation. The Court granted final approval of the settlement on April 20, 2008. An appeal of the settlement remains. The settlement will not have a material effect on our consolidated financial position or results of operations.

Prior to WHN’s acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed a notice of appeal with the Seventh Circuit Court of Appeals. The matter has been fully briefed and is pending before the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

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

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. The settlement with the hospital plaintiffs received final approval on October 6, 2008. On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 million fine, and the payment was made on August 12, 2008. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 million fine. None of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of-network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York.

On February 18, 2009, we announced that we have reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We have agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also have agreed to contribute $10 million towards the funding of a not-for-profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. The settlement will not have a material effect on our consolidated financial position or results of operations.

We currently are a defendant in two putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was brought in March 2002 by the American Dental Association and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.), was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The suit is currently pending in the United States District Court for the District of New Jersey. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP”. On February 11, 2009, the closing price on the NYSE was $43.79. As of February 11, 2009, there were 114,944 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2008
First Quarter	$90.00	$43.02
Second Quarter	57.06	44.30
Third Quarter	57.86	43.18
Fourth Quarter	48.13	27.50

2007
First Quarter	$84.15	$73.88
Second Quarter	86.25	77.98
Third Quarter	83.55	72.90
Fourth Quarter	89.95	75.08

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

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2008 to October 31, 2008	627,446	$39.16	625,598	$1,227
November 1, 2008 to November 30, 2008	3,268,743	34.73	3,251,143	1,114
December 1, 2008 to December 31, 2008	2,438,026	37.77	2,433,069	1,022

	6,334,215		6,309,810

[1]

Total number of shares purchased includes 24,405 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2008, we repurchased approximately 56.4 million shares at a cost of $3.3 billion under the program. Remaining authorization under the program was $1.0 billion as of December 31, 2008.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2003 through December 31, 2008, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2003 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance.

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

	December 31,
	2003	2004	2005	2006	2007	2008
WelPoint, Inc.	$100	$153	$213	$210	$234	$112
S&P 500 Index	100	111	116	135	142	90
S&P Managed Health Care Index	100	153	218	204	235	106

*	Based upon an initial investment of $100 on December 31, 2003 with dividends reinvested

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2008. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	As of and for the Years Ended December 31
	2008	2007[1]	2006	2005[1]	2004[1]
(In millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2,3]	$61,579.2	$60,155.6	$56,179.8	$43,994.3	$20,398.3
Total revenues[3]	61,251.1	61,167.9	57,058.2	44,617.2	20,752.5
Net income	2,490.7	3,345.4	3,094.9	2,463.8	960.1

Per Share Data
Basic net income per share	$4.79	$5.64	$4.93	$4.03	$3.15
Diluted net income per share	4.76	5.56	4.82	3.94	3.05

Other Data (unaudited)
Benefit expense ratio[4]	83.6%	82.4%	81.2%	80.1%	81.6%
Selling, general and administrative expense ratio[4]	14.6%	14.5%	15.7%	16.5%	17.0%
Income before income taxes as a percentage of total revenues	5.1%	8.6%	8.6%	8.7%	7.0%
Net income as a percentage of total revenues	4.1%	5.5%	5.4%	5.5%	4.6%
Medical membership (In thousands)	35,049	34,809	34,101	33,856	27,728

Balance Sheet Data
Cash and investments	$17,402.6	$21,249.8	$20,812.2	$20,336.0	$15,792.2
Total assets	48,403.2	52,060.0	51,574.9	51,123.9	39,663.3
Long-term debt, less current portion	7,833.9	9,023.5	6,493.2	6,324.7	4,289.5
Total liabilities	26,971.5	29,069.6	26,999.1	26,130.8	20,204.3
Total shareholders’ equity	21,431.7	22,990.4	24,575.8	24,993.1	19,459.0

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the terms “we”, “our”, or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Events

IV.	Membership—December 31, 2008 Compared to December 31, 2007

V.	Cost of Care

VI.	Results of Operations—Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

VII.	Membership—December 31, 2007 Compared to December 31, 2006

VIII.	Results of Operations—Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in this Form 10-K.

I.    Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 35.0 million medical members as of December 31, 2008. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the year ended December 31, 2008 was $61.6 billion, an increase of $1.4 billion, or 2%, over the year ended December 31, 2007. These increases were primarily driven by premium rate increases for all medical lines of business, growth in our Medicare Advantage business and increased reimbursement in the Federal Employees Program, or FEP. These increases were partially offset by the loss of the New York State prescription drug contract, our exit from the Ohio Medicaid program, fully-insured membership declines in UniCare, National Accounts and Local Group businesses and the conversion of the Connecticut Medicaid program from fully-insured to self-funded.

Net income for the year ended December 31, 2008 was $2.5 billion, a decrease of $854.7 million, or 26% over the year ended December 31, 2007. Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2008 was $4.76, a decrease of $0.80, or 14%, over the year ended December 31, 2007. Included in

EPS for the year ended December 31, 2008 was $1.45 per share loss from net realized investment losses, $0.17 per share loss from intangible asset impairments and $0.90 per share income from tax benefits, primarily from settlements with the IRS. Additionally, net income was influenced by higher medical costs in 2008, which are further described below. The decrease in EPS resulted from the impact of the items described above and was partially offset by the impact of our share repurchase program.

Operating cash flow for the year ended December 31, 2008 was $2.5 billion or 1.0 times net income. Operating cash flow for the year ended December 31, 2007 was $4.3 billion or 1.3 times net income. The decrease in operating cash flow from 2007 was driven primarily by lower net income in 2008 compared to 2007, increases in accounts receivable and lower tax deductions related to reduced stock option exercises. The increase in accounts receivable was due to self-funded membership growth and higher amounts due from providers. The reduction in net income reflects higher medical costs.

Operating revenue for the year ended December 31, 2007 was $60.2 billion, an increase of $4.0 billion, or 7%, over the year ended December 31, 2006. Operating revenue increases were primarily driven by premium rate increases in Local Group, growth in our State-Sponsored business primarily due to the addition of five new states between the third quarter of 2006 and the first quarter of 2007, growth of our Medicare Advantage products and increased reimbursement in FEP.

Net income for the year ended December 31, 2007 was $3.3 billion, an 8% increase over the year ended December 31, 2006. Our EPS was $5.56 for the year ended December 31, 2007, which included $0.01 per share from net realized investment gains, and was a 15% increase over the EPS of $4.82 for the year ended December 31, 2006, which included $0.04 per share in tax benefits resulting from a change in state tax apportionment factors.

Operating cash flow for the year ended December 31, 2007 was $4.3 billion or 1.3 times net income. Operating cash flow for the year ended December 31, 2006 was $4.0 billion or 1.3 times net income. The increase in operating cash flow from 2006 was driven primarily by higher net income in 2007.

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

II.    Overview

Beginning January 1, 2008, we implemented a new organizational structure designed to support our strategic plan, which reflects how our chief operating decision maker evaluates the performance of our business. As a result of this new organizational structure, we manage our operations through three reportable segments: Commercial; Consumer; and Other. Segment disclosures for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service plans, or POS plans; and a variety of hybrid benefit plans including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group, National Accounts, UniCare and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the

Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Part D, Medicare Advantage, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs.

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, behavioral health, employee assistance programs, radiology benefit management, analytics-driven personal health care guidance and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. Our FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs, behavioral health, employee assistance programs, radiology benefit management and analytics-driven personal health care guidance. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our PBM companies.

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

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management programs. Several economic factors related to health care costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. While we price our business so that premium yield exceeds total cost trends, the potential effect of escalating health care costs as well as any changes in our ability to negotiate competitive rates with our providers may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

III.    Significant Events

2009 Bond Issue

On February 5, 2009 we issued $400.0 million of 6.000% notes due 2014 and $600.0 million of 7.000% notes due 2019 under our shelf registration statement. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of a change of control event.

Suspension by The Centers for Medicare and Medicaid Services

Over the past six months, we have been working with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a recent CMS audit. Our work included detailed action plans to remediate such findings. Where appropriate, our proposed action plans have been reviewed and accepted by CMS. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures. On January 12, 2009, CMS notified us that we were suspended from enrolling new patients in our Medicare Advantage and Medicare Part D prescription drug plans until remediation efforts have been fully implemented and confirmed. This decision does not affect our current members enrolled in our Medicare products. We are continuing to work closely with CMS to implement the remediation efforts as expeditiously as possible.

Stock Repurchase Program

Under our Board of Director’s authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the year ended December 31, 2008, we repurchased and retired approximately 56.4 million shares at an average share price of $58.07, for an aggregate cost of $3.3 billion. As of December 31, 2008, $1.0 billion remained authorized for future repurchases. Subsequent to December 31, 2008, we repurchased and retired approximately 5.0 million shares for an aggregate cost of approximately $201.6 million, leaving approximately $820.6 million for authorized future repurchases at February 11, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Tax Resolutions

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and industry issues which we had been discussing with the IRS for several years. Also relating to the industry issues that were settled, we recorded additional tax benefits that had previously been denied by the IRS. The above settlement and deductions, as well as changes in the composition of the apportionment factor in our combined state income tax returns, resulted in a tax benefit of $0.91 per basic share and $0.90 per diluted share for the year ended December 31, 2008. In addition, tax litigation in the U.S. Tax Court concluded adversely to us this year. The case has been appealed to the Federal Circuit Court of Appeals.

Acquisition of Imaging Management Holdings, LLC

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company and provides services to us as well as other customers nationwide, including several other Blue Cross and Blue Shield licensees. The acquisition supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. The purchase price for the acquisition was approximately $300.0 million in cash.

IV.    Membership—December 31, 2008 Compared to December 31, 2007

Our customer type definitions were revised in the first quarter of 2008 in accordance with our new organizational structure, as described above. Prior periods have been reclassified to conform to the 2008 presentation. Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business represents UniCare members predominately outside of our BCBSA service areas.

•

Local Group consists of those employer customers with less than 1,000 employees eligible to participate as a member in one of our health plans, as well as customers with generally 1,000 or more eligible employees with less than 5% of eligible employees located outside of the headquarter state. In addition, Local Group includes UniCare local group members.

•	Individual consists of individual customers under age 65 (including UniCare) and their covered dependents.

•

Beginning January 1, 2008, we revised our definition of National accounts to correspond with our new organizational structure. National Accounts customers now are generally multi-state employer groups primarily headquartered in a WellPoint service area with 2,500 or more eligible employees, of which at least 5% are located outside of the headquarter state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2008 and 2007. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31		Change	% Change
	2008	2007[1]
(In thousands)
Medical Membership
Customer Type
Local Group	16,632	16,663	(31)	0%
Individual	2,296	2,390	(94)	(4)

National Accounts	6,720	6,389	331	5
BlueCard	4,736	4,563	173	4

Total National	11,456	10,952	504	5

Senior	1,304	1,250	54	4
State-Sponsored	1,968	2,174	(206)	(9)
FEP	1,393	1,380	13	1

Total medical membership by customer type	35,049	34,809	240	1

Funding Arrangement
Self-Funded	18,520	17,737	783	4
Fully-Insured	16,529	17,072	(543)	(3)

Total medical membership by funding arrangement	35,049	34,809	240	1

Reportable Segment
Commercial	28,304	27,886	418	1
Consumer	5,352	5,543	(191)	(3)
Other	1,393	1,380	13	1

Total medical membership by reportable segment	35,049	34,809	240	1

Other Membership
Behavioral health	23,568	20,230	3,338	17
Life and disability	5,477	5,598	(121)	(2)
Dental	4,560	5,014	(454)	(9)
Vision	2,614	2,401	213	9
Medicare Part D	1,870	1,614	256	16

PBM Prescription Volume Paid (Year-to-Date)
Retail Scripts	240,983	223,147	17,836	8
Mail Order Scripts[2]	25,981	27,673	(1,692)	(6)
Specialty Pharmacy Scripts	687	405	282	70
Total Paid Scripts	267,651	251,225	16,426	7

[1]	Medical membership data for 2007 has been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition, which is applied on a prospective basis.
[2]	Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended December 31, 2008, total medical membership increased approximately 240,000, or 1%, due to increases in our National, Senior and FEP businesses, partially offset by declines in State-Sponsored, Individual and Local Group membership.

Self-funded medical membership increased 783,000, or 4%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales, BlueCard growth and Local Group growth and ongoing conversions to self-funded arrangements.

Fully-insured membership decreased 543,000, or 3%, primarily due to declines in fully-insured Local Group membership, our exit from the Ohio Medicaid program and ongoing conversions to self-funded arrangements.

Local Group membership decreased 31,000, or less than 1%, primarily due to the loss of 224,000 members in our UniCare business, partially offset by overall increases of 193,000 members in our BCBSA-branded business.

Individual membership decreased 94,000, or 4%, with our UniCare business declining slightly more than BCBSA-branded business. The decline was due to competitive pricing pressures, competitive broker compensation in certain regions and overall economic conditions.

National Accounts membership increased 331,000, or 5%, primarily driven by additional sales as employers are increasingly attracted to the benefits of our distinctive value proposition, which includes extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses and negative in-group-change due to the recent economic downturn.

BlueCard membership increased 173,000, or 4%, primarily due to increased sales by other BCBSA licensees to accounts with members who reside in or travel to our licensed area.

Senior membership increased 54,000, or 4%, primarily due to additional sales of our Medicare Advantage product, partially offset by a slight decline in Medicare Supplement membership.

State-Sponsored membership decreased 206,000, or 9%, primarily due to our exit from the Ohio Medicaid programs.

Other Membership

Our Other products are often ancillary to our health business and can therefore be impacted by changes in our medical membership.

Behavioral health membership increased 3,338,000, or 17%, primarily due to the conversion of 2,415,000 members from a third-party vendor in January 2008 and growth in membership due to new sales of our behavioral health products.

Life and disability membership decreased 121,000, or 2%, primarily due to overall membership declines from a very competitive marketplace, reduction of members following employment declines at certain large customers and lapses due to the current economic environment. Life and disability membership is generally offered as part of Commercial medical fully-insured membership activity.

Dental membership decreased 454,000, or 9%, primarily due to the loss of several large customers and sales continue to lag due to a slowing economy.

Vision membership increased 213,000, or 9%, primarily due to continued market penetration of our Blue View Vision product.

Medicare Part D membership increased 256,000, or 16%, primarily due to growth from new sales during the 2008 marketing period.

PBM Prescription Volume

Prescription volume for paid scripts in our PBM companies increased by 16,426,000, or 7%. Paid script increases were primarily due to an increase in retail scripts resulting from higher membership, partially offset by lower utilization of our mail order business. The lower utilization of our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter drug.

V.    Cost of Care

The following discussion summarizes our aggregate cost of care trends for the rolling 12 months ended December 31, 2008 for our Local Group fully-insured businesses only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends during the twelve months ended December 31, 2008, our aggregate cost of care trend was less than 8%.

Overall, our medical cost trend continued to be driven by unit costs. Inpatient hospital trend was in the very low double digit range and was related to increases in cost per admission. Higher average case acuity (intensity) was driving a portion of the acceleration in the cost per admission as was higher negotiated rate increases with hospitals. Re-contracting and clinical management efforts are serving to mitigate the inpatient trend increase. Key efforts in managing unit cost trends include enterprise-wide enhanced 360º Health care management programs as well as more focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease and end stage renal disease cases. During the second quarter of 2008 we signed an agreement with CareNex Health Services, a company that focuses on improving the lives of critically ill and critically-complex infants and their families. Inpatient utilization remains relatively flat compared to prior year while the average length of stay has decreased slightly.

Cost trends for outpatient services were in the upper-single digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. The cost increases were primarily driven by higher per visit costs. Price increases within certain provider contracts as well as more procedures being performed during each visit, particularly emergency room visits, continued to increase per visit costs. We are continuing to develop plan designs and emergency room management programs to encourage appropriate utilization of outpatient services and we are seeing the positive impact of our expanding radiology management services through our AIM subsidiary. Incorporating their technology allows us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need, while improving patient safety. Physician services trend was in the mid-single digit range and was approximately 45% cost driven and 55% utilization driven. Increases in the physician care category were partially driven by fee schedule changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid-single digit range and was approximately 60% unit cost (cost per prescription) related and 40% utilization (prescriptions per member per year) driven. The increased use of specialty drugs was a primary driver of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Our new PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have built a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increases in cost per prescription measures are being mitigated by increases in our generic usage rates, benefit plan design changes, and improved pharmaceutical contracting.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. Expansion continues on 360º Health, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource. 360º Health assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. In addition, we are broadening our specialty pharmacy programs and continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.    Results of Operations—Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our consolidated results of operations for the years ended December 31, 2008 and 2007 are discussed in the following section.

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions, except per share data)
Premiums	$57,101.0	$55,865.0	$1,236.0	2%
Administrative fees	3,836.6	3,673.6	163.0	4
Other revenue	641.6	617.0	24.6	4

Total operating revenue	61,579.2	60,155.6	1,423.6	2
Net investment income	851.1	1,001.1	(150.0)	(15)
Net realized (losses) gains on investments	(1,179.2)	11.2	(1,190.4)	NM	[1]

Total revenues	61,251.1	61,167.9	83.2	—
Benefit expense	47,742.4	46,037.2	1,705.2	4
Selling, general and administrative expense:
Selling expense	1,778.4	1,716.8	61.6	4
General and administrative expense	7,242.1	6,984.7	257.4	4

Total selling, general and Administrative expense	9,020.5	8,701.5	319.0	4

Cost of drugs	468.5	432.7	35.8	8
Interest expense	469.8	447.9	21.9	5
Amortization of other intangible assets	286.1	290.7	(4.6)	(2)
Impairment of intangible assets	141.4	—	141.4	NM	[1]

Total expenses	58,128.7	55,910.0	2,218.7	4

Income before income tax expense	3,122.4	5,257.9	(2,135.5)	(41)
Income tax expense	631.7	1,912.5	(1,280.8)	(67)

Net income	$2,490.7	$3,345.4	$(854.7)	(26)

Average diluted shares outstanding	523.0	602.0	(79.0)	(13)
Diluted net income per share	$4.76	$5.56	$(0.80)	(14)
Benefit expense ratio[2]	83.6%	82.4%		120	bp3
Selling, general and administrative expense ratio[4]	14.6%	14.5%		10	bp3
Income before income taxes as a percentage of total revenue	5.1%	8.6%		(350	)bp3
Net income as a percentage of total revenue	4.1%	5.5%		(140	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $1.2 billion, or 2%, to $57.1 billion in 2008, primarily due to premium rate increases for all medical customer types, growth in our Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by the loss of the New York State prescription drug contract, our exit from the Ohio Medicaid program, fully-insured membership declines in UniCare and National Accounts, the conversion of the Connecticut Medicaid program from fully-insured to self-funded in December 2007 and fully-insured membership declines in Local Group business.

Administrative fees increased $163.0 million, or 4%, to $3.8 billion in 2008, primarily due to self-funded membership growth in National and Local Group and increased revenue for medical management programs offered by CHS. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness. Self-funded membership growth also increased due to the conversion of the Connecticut Medicaid program from fully-insured to self-funded in December 2007. These increases were partially offset by lower fees in our Blue Card business.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $24.6 million, or 4%, to $641.6 million in 2008, primarily due to increased specialty prescription volume, partially offset by decreased mail order script volume. The lower utilization in our mail order business, as previously described, resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter-drug.

Net investment income decreased $150.0 million, or 15%, to $851.1 million in 2008 primarily resulting from reduced investment balances and lower yields on short-term investments during 2008.

A summary of our net realized (losses) gains on investments for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31		$ Change
	2008	2007
(In millions)
Net realized (losses) gains from the sale of fixed maturity securities	$(46.9)	$11.5	$(58.4)
Net realized gains from the sale of equity securities	28.3	254.2	(225.9)
Other-than-temporary impairments—equity securities	(728.1)	(104.5)	(623.6)
Other-than-temporary impairments—interest rate related fixed maturity securities	(99.7)	(146.4)	46.7
Other-than-temporary impairments—credit related fixed maturity securities	(380.1)	(8.8)	(371.3)
Other realized gains	47.3	5.2	42.1

Net realized (losses) gains	$(1,179.2)	$11.2	$(1,190.4)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities. Significant other-than-temporary impairments recognized for the year ended December 31, 2008 included $135.0 million, $106.6 million, and $90.2 million, respectively, for Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings, Inc., or Lehman (or their respective subsidiaries, as appropriate). Recent market concerns related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. In addition, other-than-temporary impairments recognized for the year ended December 31, 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, primarily led by the banking and financial services sectors. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by interest rate related impairments of fixed maturity securities and other-than-temporary impairments of equity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense increased $1.7 billion, or 4%, to $47.7 billion in 2008, primarily due to overall higher medical costs in our Local Group fully-insured and Medicare Advantage businesses. The higher benefit expense in Local Group resulted from higher medical costs and less favorable prior period development, as well as membership changes, including lower fully-insured membership. Higher medical costs in Medicare Advantage resulted from both membership growth and increases in medical costs due to higher utilization resulting from adverse selection in certain of these products, which were caused by benefit design. We have addressed this matter for 2009 through pricing and benefit design changes. These increases were partially offset by the loss of the New York State prescription drug contract, the conversion of the State-Sponsored Connecticut Medicaid program from fully-insured to self-funded in December 2007, fully-insured membership declines in UniCare, our exit from the Ohio Medicaid program and fully-insured membership declines in National Accounts and Local Group businesses.

Our benefit expense ratio increased 120 basis points to 83.6% in 2008, primarily due to higher medical costs in our Local Group fully-insured business, as well as higher medical costs in our Consumer segment. The benefit expense ratio in Local Group fully-insured business increased due to higher medical costs in certain geographies. The medical costs in our Consumer segment were primarily driven by Medicare Advantage and Medicare Part D. As previously discussed, we are addressing these Medicare Advantage costs in 2009 by changing the benefit design. The increase in the benefit expense ratio related to our Medicare Part D business was driven by membership increases in 2008 as this business carries a higher benefit expense ratio than our overall company average. These overall increases in our benefit expense ratio were partially offset by the loss of the New York State prescription drug contract which had a higher than average benefit expense ratio.

Selling, general and administrative expense increased $319.0 million, or 4%, to $9.0 billion in 2008, primarily due to higher salary and related benefits as a result of merit increases to employees, outside services, selling expense and severance, offset by lower incentive compensation costs. Our selling, general and administrative expense ratio increased 10 basis points to 14.6% in 2008. The increase in our selling, general and administrative expense ratio was primarily due to the higher costs mentioned above offset by growth in operating revenue, which allows for leveraging of general and administrative costs over a larger revenue base, and lower incentive compensation costs.

Cost of drugs sold increased $35.8 million, or 8%, to $468.5 million in 2008, primarily due to increased prescription volume in our specialty pharmacy companies. These specialty prescription drugs generally carry a higher cost than other prescription drugs. These increased costs were partially offset by decreased mail order script volume.

Interest expense increased $21.9 million, or 5%, to $469.8 million in 2008, primarily due to the issuance of $2.0 billion of long-term debt during 2007, partially offset by lower rates paid on our commercial paper and other variable rate debt.

Amortization of other intangible assets decreased $4.6 million, or 2%, to $286.1 million in 2008, primarily due to reductions in amortization of certain intangibles acquired in prior years, partially offset by amortization of intangibles acquired with the AIM acquisition during 2007.

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

Income tax expense decreased $1.3 billion, or 67%, to $631.7 million in 2008, resulting from a combination of settlement of disputes with the IRS relating to certain prior tax years, lower state income taxes due to changes in the composition of the apportionment factors in our combined state income tax returns, settlements of disputes on state audits and lower income before income tax expense. The reduction in income before income tax expense included amounts recorded for other-than-temporary investment impairments and the impairment of certain intangible assets. The effective tax rates in 2008 and 2007 were 20.2% and 36.4%, respectively. The decrease in the effective tax rate in 2008 was primarily due to the settlement of outstanding IRS disputes.

Our net income as a percentage of total revenue decreased 140 basis points, from 5.5% in 2007 to 4.1% in 2008. The decrease in this metric reflected a combination of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, interest expense, amortization of other intangible assets, impairment of intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 19 to our audited consolidated financial statements included in this Form 10-K. The discussions of segment results for the years ended December 31, 2008 and 2007 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$38,009.3	$38,133.7	$(124.4)	0%
Operating gain	$3,281.3	$3,790.5	$(509.2)	(13)%
Operating margin	8.6%	9.9%		(130	)bp

Operating revenue decreased $124.4 million, or less than 1%, to $38.0 billion in 2008, primarily due to the loss of the New York State prescription drug contract and fully-insured membership declines in Local Group, including UniCare, and National Accounts businesses, almost fully offset by premium rate increases in all medical lines of business.

Operating gain decreased $509.2 million, or 13%, to $3.3 billion in 2008 due to higher benefit expense resulting from higher medical costs and less favorable prior period development, as well as membership changes in Local Group, including lower fully-insured membership. In addition, the decrease in operating gain reflects increased selling, general and administrative expense for compensation, selling and severance costs.

The operating margin in 2008 was 8.6%, a 130 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$16,437.3	$15,285.7	$1,151.6	8%
Operating gain	$566.5	$777.2	$(210.7)	(27)%
Operating margin	3.4%	5.1%		(170	)bp

Operating revenue increased $1.2 billion, or 8%, to $16.4 billion in 2008, primarily due to growth in our Senior business, particularly in Medicare Advantage. These increases were partially offset by declines in operating revenue due to our exit from the Ohio Medicaid program and the conversion of the State-Sponsored Connecticut Medicaid business from fully-insured to self-funded in December 2007.

Operating gain decreased $210.7 million, or 27%, to $566.5 million in 2008, primarily due to higher benefit expense within Medicare Advantage and lower margins in Medicare Part D business, primarily attributable to a higher percentage of dual eligible membership in 2008 than 2007. Higher benefit expense in Medicare Advantage was primarily due to higher utilization resulting from the benefit design of certain of these products which resulted in adverse selection. We have addressed this matter for 2009 through pricing and benefit design changes.

The operating margin in 2008 was 3.4%, a 170 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$7,132.6	$6,736.2	$396.4	6%
Operating gain	$500.0	$416.5	$83.5	20%

Operating revenue increased $396.4 million, or 6%, to $7.1 billion in 2008, primarily due to higher premiums in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $83.5 million, or 20%, to $500.0 million in 2008. This increase was due to improved results in our PBM and behavioral health businesses. PBM results improved due to higher retail sales and rebate retention which aligned with market rates. Results for our behavioral health business improved due to higher membership and improved administration rates.

VII.    Membership—December 31, 2007 Compared to December 31, 2006

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

	December 31		Change	% Change
	2007[1]	2006[1]
(In thousands)
Medical Membership
Customer Type
Local Group	16,663	16,766	(103)	(1)%
Individual	2,390	2,488	(98)	(4)
National Accounts	6,389	6,136	253	4
BlueCard	4,563	4,279	284	7

Total National	10,952	10,415	537	5
Senior	1,250	1,193	57	5
State-Sponsored	2,174	1,882	292	16
FEP	1,380	1,357	23	2

Total medical membership by customer type	34,809	34,101	708	2

Funding Arrangement
Self-Funded	17,737	16,745	992	6
Fully-Insured	17,072	17,356	(284)	(2)

Total medical membership by funding arrangement	34,809	34,101	708	2

Reportable Segment
Commercial	27,886	27,484	402	1
Consumer	5,543	5,260	283	5
Other	1,380	1,357	23	2

Total medical membership by reportable segment	34,809	34,101	708	2

Other Membership
Behavioral health	20,230	16,937	3,293	19
Life and disability	5,598	5,970	(372)	(6)
Dental	5,014	5,270	(256)	(5)
Vision	2,401	1,536	865	56
Medicare Part D	1,614	1,568	46	3

PBM Prescription Volume Paid (Year-to-Date)
Retail Scripts	223,147	217,841	5,306	2
Mail Order Scripts[2]	27,673	27,791	(118)	0
Specialty Pharmacy Scripts	405	234	171	73
Total Paid Scripts	251,225	245,866	5,359	2

[1]

Medical membership data for 2007 and 2006 have been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition, which is applied on a prospective basis.

[2]	Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended December 31, 2007, total medical membership increased approximately 708,000, or 2%, primarily due to increases in National, including BlueCard, and State-Sponsored business partially offset by declines in Local Group and Individual membership.

Self-funded medical membership increased 992,000, or 6%, primarily due to an increase in self-funded National Accounts membership resulting from additional sales and in-group growth, BlueCard growth and the conversion of 144,000 members from the Connecticut Medicaid managed care program from fully-insured to self-funded during the fourth quarter of 2007.

Fully-insured membership decreased 284,000, or 2%, primarily due to Local Group decreases, including conversions to self-funded arrangements and in-group changes, as well as due to the conversion of the Connecticut Medicaid managed care program from fully-insured to self-funded. These decreases were partially offset by increases in State-Sponsored business, whose growth was driven by the addition of two new states during 2007 and growth in existing markets.

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

State-Sponsored membership increased 292,000, or 16%, primarily due to the addition of 172,000 new members in two new states during 2007, as well as growth in existing programs.

Other Membership

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

Dental membership decreased 256,000, or 5%, primarily due to the loss of the dental component within one of our State-Sponsored plans and lapses due to a very competitive environment.

Vision membership increased 865,000, or 56%, primarily due to the conversion of members over the last twelve months from a competing plan in Virginia to our Blue View Vision product as well as general growth of this new product.

Medicare Part D membership increased 46,000, or 3%, primarily due to growth in the Medicare Part D benefit component of our Medicare Advantage products.

PBM Prescription Volume

Prescription volume for paid scripts in our PBM companies increased by 5,359,000, or 2%. Paid script increases were primarily due to an increase in retail scripts resulting from higher Medicare Part D utilization.

VIII.    Results of Operations—Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our consolidated results of operations for the years ended December 31, 2007 and 2006 are discussed in the following section.

	Year Ended December 31		$ Change	% Change
	2007	2006
(In millions, except per share data)
Premiums	$55,865.0	$51,971.9	$3,893.1	7%
Administrative fees	3,673.6	3,594.8	78.8	2
Other revenue	617.0	613.1	3.9	1

Total operating revenue	60,155.6	56,179.8	3,975.8	7
Net investment income	1,001.1	878.7	122.4	14
Net realized gains (losses) on investments	11.2	(0.3)	11.5	NM	[1]

Total revenues	61,167.9	57,058.2	4,109.7	7
Benefit expense	46,037.2	42,192.0	3,845.2	9
Selling, general and administrative expense:
Selling expense	1,716.8	1,654.5	62.3	4
General and administrative expense	6,984.7	7,163.2	(178.5)	(2)

Total selling, general and administrative expense	8,701.5	8,817.7	(116.2)	(1)
Cost of drugs	432.7	433.2	(0.5)	(0)
Interest expense	447.9	403.5	44.4	11
Amortization of other intangible assets	290.7	297.4	(6.7)	(2)

Total expenses	55,910.0	52,143.8	3,766.2	7

Income before income tax expense	5,257.9	4,914.4	343.5	7
Income tax expense	1,912.5	1,819.5	93.0	5

Net income	$3,345.4	$3,094.9	$250.5	8

Average diluted shares outstanding	602.0	642.1	(40.1)	(6)%
Diluted net income per share	$5.56	$4.82	$0.74	15%
Benefit expense ratio[2]	82.4%	81.2%		120	bp3
Selling, general and administrative expense ratio[4]	14.5%	15.7%		(120	)bp3
Income before income taxes as a percentage of total revenue	8.6%	8.6%		0	bp3
Net income as a percentage of total revenue	5.5%	5.4%		10	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums increased $3.9 billion, or 7%, to $55.9 billion in 2007, driven by premium rate increases in Local Group, growth in our State-Sponsored business primarily due to the addition of five new states between the third quarter of 2006 and the first quarter of 2007, growth in Medicare Advantage business and increased reimbursement in FEP.

Administrative fees increased $78.8 million, or 2%, to $3.7 billion in 2007, primarily due to self-funded membership growth in our National and BlueCard businesses. Self-funded membership growth was driven by successful efforts to attract large self-funded accounts and was attributable to our network breadth, discounts, service and increased focus on health improvement and wellness, as well as the success of the BlueCard program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer and third party clients. Other revenue increased $3.9 million, or 1%, to $617.0 million in 2007, primarily due to continued growth in specialty pharmacy prescription volume, partially offset by decreased prescription volume from third party customers in our mail-order PBM business.

Net investment income increased $122.4 million, or 14%, to $1.0 billion in 2007 primarily resulting from higher yields and growth in invested assets driven by reinvestments of cash generated from operations. This growth was partially offset by the use of cash for repurchases of our common stock.

A summary of our net realized gains (losses) on investments for the years ended December 31, 2007 and 2006 is as follows:

	Years Ended December 31		$ Change
	2007	2006
(In millions)
Net realized gains (losses) from the sale of fixed maturity securities	$11.5	$(47.9)	$59.4
Net realized gains from the sale of equity securities	254.2	98.5	155.7
Other-than-temporary impairments—equity securities	(104.5)	(29.8)	(74.7)
Other-than-temporary impairments—interest rate related fixed maturity securities	(146.4)	(23.7)	(122.7)
Other-than-temporary impairments—credit related fixed maturity securities	(8.8)	(2.7)	(6.1)
Other realized gains	5.2	5.3	(0.1)

Net realized gains (losses)	$11.2	$(0.3)	$11.5

Net realized gains on investments in 2007 were primarily driven by sales of equity securities at a gain, partially offset by other-than-temporary impairments of fixed maturity securities due to rising interest rates and impairments of equity securities. See Critical Accounting Policies and Estimates in this MD&A for a discussion of our investment impairment review process. Net realized losses on investments in 2006 related primarily to other-than-temporary impairments and the sale of fixed maturity securities at a loss, partially offset by the sale of equity securities at a gain.

Benefit expense increased $3.8 billion, or 9%, to $46.0 billion in 2007, primarily due to higher cost in the Consumer segment and medical cost trend in the Commercial segment. Benefit expense for the Consumer segment increased primarily due to growth in State-Sponsored business with the addition of five new states between the third quarter of 2006 and the first quarter of 2007, as well as growth in our Medicare Advantage business. Benefit expense in the Commercial segment increased primarily due to medical cost trend in Local Group business. Lastly, continued increased trend in FEP business resulted in higher benefit expense, for which we are reimbursed for the cost plus a fee.

Our benefit expense ratio increased 120 basis points to 82.4% in 2007, primarily related to the medical business of the Consumer segment including a business mix shift resulting from a decline in Individual membership. The increase in Consumer’s benefit expense ratio resulted from higher trend in State-Sponsored business and Medicare Advantage. The benefit expense ratio of State-Sponsored business was unfavorably impacted by a higher benefit expense ratio in the Ohio Medicaid program and the Connecticut Medicaid program in 2007 compared to the prior year. In addition, the Connecticut Medicaid program was fully-insured through November 30, 2007 and converted to self-funded business effective December 1, 2007.

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

Cost of drugs decreased $0.5 million, or 0%, to $432.7 million in 2007. This decrease was primarily attributable to decreased PBM mail-order prescription volume from our third party customers and higher utilization of generic prescription drugs, partially offset by higher specialty pharmacy prescription volume.

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

Reportable Segments

The discussions of segment results for the years ended December 31, 2007 and 2006 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31		$ Change	% Change
	2007	2006
(In millions)
Operating revenue	$38,133.7	$36,827.8	$1,305.9	4%
Operating gain	$3,790.5	$3,457.3	$333.2	10%
Operating margin	9.9%	9.4%		50	bp

Operating revenue increased $1.3 billion, or 4%, to $38.1 billion in 2007, primarily due to premium rate increases across all lines of business, partially offset by membership declines in Local Group and a shift in the mix of business from fully-insured to self-funded.

Operating gain increased $333.2 million, or 10%, to $3.8 billion in 2007 driven by disciplined pricing as operating revenue growth outpaced increased benefit expense, primarily in Local Group. In addition, selling, general and administrative expense decreased in 2007 driven by lower performance-based incentive compensation.

The operating margin in 2007 was 9.9%, a 50 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31		$ Change	% Change
	2007	2006
(In millions)
Operating revenue	$15,285.7	$13,167.6	$2,118.1	16%
Operating gain	$777.2	$1,022.2	$(245.0)	(24)%
Operating margin	5.1%	7.8%		(270	)bp

Operating revenue increased $2.1 billion, or 16%, to $15.3 billion in 2007, primarily due to growth in State-Sponsored business including the addition of five new states between the third quarter of 2006 and the first quarter of 2007, as well as growth in Medicare Advantage, Individual and Medicare Part D businesses.

Operating gain decreased $245.0 million, or 24%, to $777.2 million in 2007, primarily due to deterioration in the performance of the State-Sponsored business and lower profitability in our Senior businesses. The deterioration in the performance of State-Sponsored business was driven by our Medicaid business in Connecticut and Ohio. The decline in profitability of our Senior business resulted primarily from our Medicare Supplement products, due to the aging of our member population in that business.

The operating margin in 2007 was 5.1%, a 270 basis point decrease primarily due to the factors discussed in the preceding two paragraphs coupled with a continuing shift in business mix, which includes growth in lower-margin State-Sponsored business.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31		$ Change	% Change
	2007	2006
(In millions)
Operating revenue	$6,736.2	$6,184.4	$551.8	9%
Operating gain	$416.5	$257.4	$159.1	62%

Operating revenue increased $551.8 million, or 9%, to $6.7 billion in 2007, primarily due to higher premiums in our FEP business.

Operating gain increased $159.1 million, or 62%, to $416.5 million in 2007. This increase was primarily driven by growth in our PBM businesses, the non-recurrence of retention bonuses associated with the merger of the former Anthem, Inc. and the former WellPoint Health Networks Inc, growth in our behavioral health business and an improved operating gain in our FEP business.

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2008, this liability was $6.2 billion and represented 23% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $6.1 billion, of our total medical claims liability as of December 31, 2008; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $127.5 million, of the total medical claims liability as of December 31, 2008. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of December 31, 2008 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2008, the variability in months three to five was estimated to be between 80 and 160 basis points, while months six through twelve have much lower variability ranging from 10 to 50 basis points.

Over the period from December 31, 2007 to December 31, 2008, completion factors initially decreased, and then increased in more recent months. With consideration of claim payments during 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation period have developed slightly lower than those used at December 31, 2007. This resulted in approximately $120.3 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the year ended December 31, 2008. The decrease in completion factors has been taken into consideration when determining the completion factors used in establishing the December 31, 2008 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $277.0 million, in the December 31, 2008 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2006 to December 31, 2007, completion factors decreased. With consideration of claim payments through December 31, 2007, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2006 valuation period have developed slightly lower than those used at December 31, 2006. This resulted in approximately $17.6 million of deficiency in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007. The decrease in completion factors has been taken into consideration when determining the completion factors used in establishing the December 31, 2007 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $217.0 million, in the December 31, 2007 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period.

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

The other major assumption used in the establishment of the December 31, 2008 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2008, there was a 650 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $526.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at December 31, 2008. As we look at the year-over-year claim trend for the prior period compared to the current period, the trend used in our reserve models has decreased. However, claim trends observed as of December 31, 2007 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2007. This difference between the trend assumed in establishing the December 31, 2007 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2008, resulted in approximately $383.5 million of redundancy in the December 31, 2007 estimate and included in the statement of income for the year ended December 31, 2008.

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

As summarized below, Note 11 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31
	2008	2007	2006
(In millions)
Gross medical claims payable, beginning of period	$5,788.0	$5,290.3	$4,853.4
Ceded medical claims payable, beginning of period	(60.7)	(51.0)	(27.7)

Net medical claims payable, beginning of period	5,727.3	5,239.3	4,825.7

Business combinations and purchase adjustments	—	15.2	(6.4)
Net incurred medical claims:
Current year	47,940.9	46,366.2	42,613.2
Prior years redundancies	(263.2)	(332.7)	(617.7)

Total net incurred medical claims	47,677.7	46,033.5	41,995.5

Net payments attributable to:
Current year medical claims	42,020.7	40,765.7	37,486.0
Prior years medical claims	5,259.9	4,795.0	4,089.5

Total net payments	47,280.6	45,560.7	41,575.5

Net medical claims payable, end of period	6,124.4	5,727.3	5,239.3
Ceded medical claims payable, end of period	60.3	60.7	51.0

Gross medical claims payable, end of period	$6,184.7	$5,788.0	$5,290.3

Current year medical claims paid as a percent of current year net incurred medical claims	87.7%	87.9%	88.0%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	4.8%	6.8%	14.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	0.6%	0.8%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $263.2 million shown above for the year ended December 31, 2008 represents an estimate based on paid claim activity from January 1, 2008 to December 31, 2008. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $263.2 million redundancy relates to claims incurred in calendar year 2007.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.7% for 2008, 87.9% for 2007, and 88.0% for 2006. Comparison of these ratios indicates fairly consistent payment patterns between 2008, 2007 and 2006.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 4.8% for 2008, 6.8% for 2007, and 14.7% for 2006. As discussed previously, the 200 basis point decline in 2008 and the 790 basis point decline in 2007 were caused by actual completion factors and claim trends differing from the assumptions used to support our best estimate of the incurred but not paid claim liability of the prior periods.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. This metric was 0.6% for 2008, 0.8% for 2007, and 1.9% for 2006. This ratio is calculated using the redundancy of $263.2 million, shown above, which represents an estimate based on paid claim activity from January 1, 2008 to December 31, 2008. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former Wellchoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2007 and 2006 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years (redundancies)” for the immediately following year):

	Years Ended December 31
	2007	2006
(In millions)
Total net incurred medical claims, as reported	$46,033.5	$41,995.5
Retrospective basis, as described above	46,103.0	42,280.5

Variance	$(69.5)	$(285.0)

Variance to total net incurred medical claims, as reported	(0.2)%	(0.7)%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2008 estimate of medical claims payable will be known during 2009.

The 2007 variance to total net incurred medical claims, as reported of (0.2)% is lower than 2006 due to more favorable developments impacting the 2006 reported incurred medical claims.

These relatively small variances to total net incurred medical claims show that our estimates of this liability have approximated the actual experience for the years depicted.

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

At December 31, 2008, we had deferred tax assets related to approximately $2.3 billion of tax basis unrealized losses on investment securities. Based on our intent and ability to hold certain securities until recovery or maturity, we expect a majority of these deferred tax assets to reverse over time as the related fixed maturity securities recover in value or approach their maturity date. For the deferred tax assets related to equity securities, we have the ability, if needed, to generate capital losses from the sale of those equity securities that can be carried back and offset prior period capital gains. We also expect to generate additional taxable gains in future periods from sales of securities currently held with unrealized capital gains. In addition, we have certain tax planning strategies that we believe will enable us to fully utilize all remaining deferred tax assets, if needed. Accordingly, we do not have any valuation allowance recorded as a reduction of these deferred tax assets at December 31, 2008.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and we intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of December 31, 2008, the examinations of our 2007, 2006, 2005 and 2004 tax years are being concluded by the IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Various tax examinations and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. In certain years tax positions have been resolved but the overall tax year may require additional approval from the Joint Committee on Taxation before it can be finalized in total. As a result of this settlement, gross unrecognized tax benefits were reduced by $391.1 million and the consolidated results of operations were benefited by $289.5 million through a reduction in income tax expense. We recorded additional tax benefits in the amount of $35.1 million for intangible asset deductions and other various items. Our unrecognized tax benefits were $159.1 million at December 31, 2008. In addition, tax litigation in the U.S. Tax Court concluded adversely to us this year. The case has been appealed to the Federal Circuit Court of Appeals.

While it is difficult to determine when a tax settlement will actually occur, it is reasonably possible that one should occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 million to $(70.0) million.

During the year ended December 31, 2008, we decreased our state deferred tax liabilities by $49.7 million, resulting in a tax benefit, net of federal taxes of $32.3 million. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

During 2008 and 2007, the valuation allowance decreased by $9.6 million and $0.4 million, respectively. The decrease in 2008 primarily resulted from the release of a state deferred tax asset valuation allowance for state net operating losses, changes in realized and unrealized capital losses of subsidiaries not included in our consolidated tax return, and changes in pre-acquisition companies’ valuation allowances related to goodwill adjustments. The decrease in 2007 resulted from realized and unrealized capital losses of subsidiaries not included in our consolidated tax return.

During the third quarter of 2006, we decreased our state deferred tax liability by $43.0 million, resulting in a tax benefit, net of federal taxes, of $28.0 million, for the year ended December 31, 2006. This resulted from a lower effective tax rate due to changes in our state apportionment factors following the WellChoice acquisition.

For additional information, see Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2008 was $13.5 billion and other intangible assets were $8.8 billion. The sum of goodwill and intangible assets represented 46% of our total consolidated assets and 104% of our consolidated shareholders’ equity at December 31, 2008.

We follow guidance provided by FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with FAS 142 for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market value approach. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analysis of WellPoint and other comparable companies.

We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2008, 2007, and 2006 and based upon these tests we have not incurred any material impairment losses related to any goodwill and other intangible assets (with indefinite lives). The annual impairment tests are performed in the fourth quarter, and thus the 2008 test was performed after the impairments recognized in the third quarter as discussed in the following paragraph.

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

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 8 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

Investments

Current and long term available-for-sale investment securities were $14.5 billion at December 31, 2008 and represented 30% of our total consolidated assets at December 31, 2008. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, our fixed maturity and equity securities are classified as “available-for-sale” or “trading” and are reported at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturity. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both current and long-term available-for-sale fixed maturity and equity securities are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case the securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when the securities are sold.

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

In addition to available-for-sale investment securities, we held other long-term investments of $703.2 million, or 1% of total consolidated assets, at December 31, 2008. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

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

We recorded charges for other-than-temporary impairment of securities of $1.2 billion, $259.7 million, and $56.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively. Significant other-than-temporary impairments recognized during the year ended December 31, 2008 included $135.0 million, $106.6 million and $90.2 million, respectively, for our investments in Freddie Mac, Fannie Mae, and Lehman (or their respective subsidiaries, as appropriate). Recent market concerns related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. In addition, other-than-temporary impairments recognized for the year ended December 31, 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, primarily led by the banking and financial services sectors. Other-than-temporary impairments on investments in 2007 and 2006 primarily related to fixed maturity securities that were in an unrealized loss position due to the prevailing interest rate environment, as well as other-than-temporary impairments of equity securities that had been in an unrealized loss position for an extended period of time.

We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional, material other-than-temporary impairments may be recorded in future periods.

A summary of available-for-sale investments with unrealized losses as of December 31, 2008 along with the related fair value, aggregated by the length of time that investments have been in a continuous unrealized loss position, is as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities	$4,944.7	$(590.4)	$940.5	$(284.4)	$5,885.2	$(874.8)
Equity securities	633.1	(234.8)	—	—	633.1	(234.8)

Total	$5,577.8	$(825.2)	$940.5	$(284.4)	$6,518.3	$(1,109.6)

Our fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were primarily caused by the effect of the interest rate environment and the widening of credit spreads on certain securities. We currently have the ability and intent to hold these securities until their full cost can be recovered. Therefore, we do not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2008.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. During the year ended December 31, 2008, we sold $6.3 billion of fixed maturity and equity securities which resulted in gross realized losses of $199.4 million. During the year ended December 31, 2007, we sold $8.1 billion of fixed maturity and equity securities which resulted in gross realized losses of $83.4 million. During the year ended December 31, 2006, we sold $5.9 billion of fixed maturity and equity securities resulting in gross realized losses of $95.7 million.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the cash collateral delivered. The fair value of the collateral amounted to $529.0 million and $854.1 million at December 31, 2008 and 2007, respectively. The value of the cash collateral delivered represented 103% of the market value of the securities on loan at both December 31, 2008 and 2007. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $13.4 billion at December 31, 2008. The weighted-average credit rating of these securities was “AA” as of December 31, 2008. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $1.7 billion, $56.8 million and $7.7 million, respectively, that are guaranteed by third parties. With the exception of four securities with a fair value of $20.6 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2008 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2008 for the securities for which such information is available.

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

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FAS 157. Securities designated Level III at December 31, 2008 totaled $357.7 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed and asset-backed securities that were thinly traded during 2008 due to concerns in the securities markets and the resulting lack of liquidity. In addition, our Level III securities also include certain inverse floating rate securities that were not actively trading in their market. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields. As a result, securities with a fair value of $632.7 million were transferred into the Level III balance during 2008. We recorded $45.6 million of realized losses on our Level III designated securities during the year ended December 31, 2008, primarily as a result of other-than-temporary impairments.

During the fourth quarter of 2008, a portion of our securities that had been thinly traded during the earlier part of 2008 began actively trading and observable inputs used to determine the fair value of the securities became available. Therefore, securities with a fair value of $155.8 million were transferred from the Level III fixed maturity securities balance into the Level II fixed maturity securities balance at December 31, 2008.

We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $549.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $551.0 million increase in fair value. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $112.2 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $112.2 million.

For additional information, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K, and Notes 3 and 4 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for our employees. These plans are accounted for in accordance with FAS 87, Employers’ Accounting for Pensions, as amended by FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the difference between our expected rate of return and the actual performance of plan assets, as well as certain changes in pension liabilities, are amortized over future periods.

We adopted the measurement date provisions of FAS 158 on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allowed for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings and accumulated other comprehensive income (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008). As a result, we recorded reductions to retained earnings and accumulated other comprehensive income of $1.1 million and $0.8 million, respectively, at December 31, 2008.

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2008 measurement date, we selected a long-term rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and historical returns are also reviewed for appropriateness of the selected assumption. The expected long-term rate of return is calculated by the geometric averaging method, which calculates an expected multi-period return, reflecting volatility drag on compound returns. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2008). The selected discount rate for all plans is 5.64% (compared to a discount rate of 6.00% for 2008 expense recognition), which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternatives across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. As of our December 31, 2008 measurement date, we had approximately 43% of plan assets invested in equity securities, 50% in fixed maturity securities and 7% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

For the year ended December 31, 2008, no contributions were necessary to meet ERISA required funding levels; however, we made discretionary contributions totaling $32.9 million during the year ended December 31, 2008. For the year ending December 31, 2009, we do not expect any material required contributions under ERISA; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

At December 31, 2008, our consolidated pension liabilities were $232.8 million, including liabilities of $62.1 for certain supplemental plans. For the years ended December 31, 2008, 2007, and 2006, we recognized consolidated pretax pension (credit) expense of $(27.0) million, $(12.9) million, and $32.6 million, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $540.1 million at December 31, 2008.

We recognized consolidated pre-tax other postretirement expense of $30.7 million, $36.3 million, and $42.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At our December 31, 2008 measurement date, the selected discount rate for all plans was 5.73% (compared to a discount rate of 6.10% for 2008 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our December 31, 2008 measurement dates was 8.00% for 2009 with a gradual decline to 5.00% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2008 by $42.5 million and would increase service and interest costs by $2.5 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $36.2 million as of December 31, 2008 and would decrease service and interest costs by $2.1 million.

For additional information regarding retirement benefits, see Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in this Form 10-K.

New Accounting Pronouncements

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008. See Note 10, Retirement Benefits, to our audited consolidated financial statements included in this Form 10-K for discussion of the impact of adoption of EITF 06-4.

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

In December 2007, the FASB issued FAS No. 141R, Business Combinations, or FAS 141R, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or FAS 160. These new standards will significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interest transactions completed after January 1, 2009. FAS 141R and FAS 160 are required to be adopted simultaneously and were effective for us beginning January 1, 2009. The adoption of FAS 141R and FAS 160 effective January 1, 2009 did not have an impact on the consolidated financial statements; however, the adoption will impact the accounting for any business combinations completed after January 1, 2009.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FAS 161 was effective for us on January 1, 2009. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, or the FSP. The FSP amends the determination of when a decline in fair value of a purchased beneficial interest is considered other-than-temporary and more closely aligns the determination with the impairment model provided in FAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the FSP requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the estimated cash flows from the cash flows previously projected. The FSP became effective retroactive to December 31, 2008. The adoption of the FSP did not have a material impact on our consolidated financial statements.

There were no other new accounting pronouncements issued during the year ended December 31, 2008 that had a material impact on our financial position, operating results or disclosures.

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

We have a $2.5 billion commercial paper program. The commercial paper markets have recently experienced increased volatility and disruption, resulting in higher costs to issue commercial paper. As a result we recently reduced the amount of commercial paper outstanding, with $0.9 billion outstanding as of December 31, 2008 as compared to $1.8 billion at December 31, 2007. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $2.4 billion of ordinary dividends from our subsidiaries during 2009, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31
	2008	2007	2006
(In millions)
Cash flows provided by (used in):
Operating activities	$2,535.4	$4,344.6	$4,044.2
Investing activities	616.2	(768.9)	(457.3)
Financing activities	(3,735.6)	(3,409.9)	(3,725.0)

(Decrease) increase in cash and cash equivalents	$(584.0)	$165.8	$(138.1)

Liquidity—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

During 2008, net cash flow provided by operating activities was $2.5 billion, compared to $4.3 billion in 2007, a decrease of $1.8 billion. This decrease resulted primarily from lower net income in 2008 compared to 2007, increases in accounts receivables and lower tax deductions related to reduced stock option exercises. The increase in accounts receivable was due to self-funded membership growth and higher amounts due from providers. The reduction in net income reflects higher medical costs.

Net cash flow provided by investing activities was $616.2 million in 2008, compared to $768.9 million of cash used in 2007. The increase in cash flow provided by investing activities of $1.4 billion between the two periods primarily resulted from decreases in net purchases of investments, decreases in purchases of subsidiaries, and decreases in securities lending collateral, partially offset by increases in net purchases of property and equipment.

Net cash flow used in financing activities was $3.7 billion in 2008 compared to cash used in financing activities of $3.4 billion in 2007. The increase in cash flow used in financing activities of $325.7 million primarily resulted from increases in net repayments of borrowings, including commercial paper, a decrease in securities lending payable, a decrease in proceeds from the exercise of employee stock options and stock purchase plan and a decrease in excess tax benefits from share-based compensation, offset by decreases in the repurchase of common stock and an increase in bank overdrafts.

Liquidity—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

During 2007, net cash flow provided by operating activities was $4.3 billion, compared to $4.0 billion in 2006, an increase of $300.4 million. This increase resulted primarily from improved net income in 2007.

Net cash flow used in investing activities was $768.9 million in 2007, compared to $457.3 million of cash used in 2006. The increase in cash flow used in investing activities of $311.6 million between the two periods primarily resulted from increases in securities lending collateral, increases in purchases of subsidiaries, and increased amounts for the purchase of property and equipment, partially offset by decreases in the net purchases of investments, including corporate owned life insurance. On August 1, 2007, we completed our acquisition of AIM for which we paid approximately $300.0 million in cash.

Net cash flow used in financing activities was $3.4 billion in 2007 compared to cash used in financing activities of $3.7 billion in 2006. The decrease in cash used in financing activities of $315.1 million between the two periods primarily resulted from increases in net proceeds from borrowings, including commercial paper, a decrease in securities lending payable and an increase in proceeds from the exercise of employee stock options and stock purchase plan, offset by increases in the repurchase of common stock and a decrease in bank overdrafts.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $17.4 billion at December 31, 2008. Since December 31, 2007, total cash, cash equivalents and investments, including long-term investments, decreased by $3.8 billion primarily due to repurchases of our common stock and declines in the fair value of certain investments as a result of the volatility experienced in the capital markets.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At December 31, 2008, we held at the parent company approximately $683.3 million of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 29.2% as of December 31, 2008 and 28.2% as of December 31, 2007.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On February 5, 2009 we issued $400.0 million of 6.000% notes due 2014 and $600.0 million of 7.000% notes due 2019 under an updated shelf registration statement filed with the SEC on December 12, 2008. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On December 12, 2008, we filed an updated shelf registration statement with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries, repurchases of our common stock or the financing of possible acquisitions or business expansion.

In September 2008, we became a member of the Federal Home Loan Bank of Indianapolis, or FHLBI. As a member of the FHLBI, we have the ability to obtain cash advances from the FHLBI, subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in

FHLBI common stock. Our investment in FHLBI common stock at December 31, 2008 totaled $5.0 million, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheet. At December 31, 2008, $98.0 million of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. The interest rate on the outstanding cash advance balance at December 31, 2008 was 0.870%. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $111.7 million at December 31, 2008 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

On April 29, 2008, we borrowed $525.0 million under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage based on our credit rating, or (ii) the base rate as defined in the term loan agreement.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of December 31, 2008 or during the year then ended. At December 31, 2008, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $0.9 billion of borrowings outstanding under this commercial paper program as of December 31, 2008. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have recently experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.4 billion of dividends to be paid to the parent company during 2009. During 2008, we received $3.9 billion of dividends from our subsidiaries.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During 2008, we repurchased and retired approximately 56.4 million shares at an average per share price of $58.07, for an aggregate cost of $3.3 billion. As of December 31, 2008, we had $1.0 billion of authorization remaining under this program. Subsequent to December 31, 2008, we repurchased and retired approximately 5.0 million shares for an aggregate cost of approximately $201.6 million, leaving approximately $820.6 million for authorized future repurchases at February 11, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended

December 31, 2008, no contributions were necessary to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $32.9 million to the defined benefit pension plans during 2008.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2008 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In millions)
Long-term debt, including capital leases[1]	$13,764.8	$2,233.6	$1,905.1	$1,793.1	$7,833.0
Operating lease commitments	830.7	141.9	235.6	180.1	273.1
Projected other postretirement benefits	787.0	39.5	144.1	147.9	455.5
Purchase obligations:
IBM outsourcing agreements[2]	877.4	218.1	508.9	150.4	—
Other purchase obligations[3]	353.9	94.7	182.1	77.1	—
Other long-term liabilities	1,044.8	—	408.7	402.3	233.8
Venture capital commitments	203.1	55.1	119.7	28.3	—

Total contractual obligations and commitments	$17,861.7	$2,782.9	$3,504.2	$2,779.2	$8,795.4

[1]	Includes estimated interest expense.
[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 13 to the audited consolidated financial statements for the year ended December 31, 2008 included in this Form 10-K for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.

The above table does not contain $188.1 million of gross liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 5 to the audited consolidated financial statements for the year ended December 31, 2008 included in this Form 10-K for further information.

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

For additional information on our debt and lease commitments, see Notes 12 and 17, respectively, to our audited consolidated financial statements for the year ended December 31, 2008 included in this Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that will require funding in future periods.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2008, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

XI.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission, or SEC, made by us; increased government regulation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part C and Medicare Part D Prescription Drug benefits programs, including those related to CMS sanctions, potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information, uncollectability of premium from members, increased medical or pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; funding risks with respect to revenue received from participation in Medicare and Medicaid programs; non-compliance with the complex regulations imposed on Medicare and Medicaid programs; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, that may negatively affect our investment portfolios and liquidity needs; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2008. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

Investments

Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk.

The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately “AA”. Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our fixed maturity portfolio is invested primarily in U.S. government securities, corporate bonds, asset-backed bonds, mortgage-related securities and municipal bonds, all of which represent an exposure to changes in the level of market interest rates. Interest rate risk is managed by maintaining asset duration within a band based upon our liabilities, operating performance and liquidity needs. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.

Our portfolio includes corporate securities (approximately 36% of the total fixed maturity portfolio at December 31, 2008), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately “A-”.

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

As of December 31, 2008, approximately 92% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $549.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $551.0 million increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2008, was approximately 8% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $112.2 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $112.2 million.

Long-Term Debt

Our total long-term debt at December 31, 2008 was $8.7 billion, and included $897.6 million of commercial paper and $498.8 million outstanding on a senior term loan. The carrying values of the commercial paper and senior term loan approximate fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

At December 31, 2008, we had $7.3 billion of senior unsecured notes with fixed interest rates. These notes, at par value, included $300.0 million at 4.25% due 2009, $700.0 million at 5.000% due 2011, $350.0 million at 6.375% due 2012, $800.0 million at 6.80% due 2012, $500.0 million at 5.00% due 2014, $1,100.0 million at 5.250% due 2016, $700.0 million at 5.875% due 2017, $1,090.0 million at 5.264% due 2022, $500.0 million at 5.950% due 2034, $900.0 million at 5.850% due 2036, and $800.0 million at 6.375% due 2037. These notes had combined carrying and estimated fair value of $7.3 billion and $6.6 billion, respectively, at December 31, 2008.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2008 included $42.0 million of 9.125% surplus notes due 2010 and $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The carrying value and estimated fair value of the surplus notes were $66.7 million and $66.6 million at December 31, 2008

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.

Derivatives

We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. These derivatives are also subject to credit quality risk from the counterparty. Our derivative use is generally limited to hedging purposes and we generally do not use derivative instruments for speculative purposes.

During the year ended December 31, 2008, we terminated two interest rate swaps of our fixed rate debt for which the counterparty was Lehman. Lehman filed for bankruptcy protection on September 15, 2008. We recognized a $2.1 million impairment of these fair value hedges as net realized losses on investments during the year ended December 31, 2008.

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

Changes in interest rates will affect the estimated fair value of these swap agreements. As of December 31, 2008, we recorded an asset of $122.1 million, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $42.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $42.7 million increase in fair value.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at December 31, 2008 was $8.5 million. As of December 31, 2008, the total amount of amortization over the next twelve months for all cash flow hedges will decrease interest expense by approximately $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2007, the Company changed its method of accounting for the recognition of income tax positions. Also, during 2006, the Company changed its method of accounting for the recognition of share-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 17, 2009

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,183.9	$2,767.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,535.1 and $1,814.5)	1,561.3	1,832.6
Equity securities (cost of $1,296.5 and $1,732.7)	1,091.5	1,893.7
Other invested assets, current	23.6	40.3
Accrued investment income	172.8	165.8
Premium and self-funded receivables	3,042.9	2,870.1
Other receivables	1,373.9	996.4
Income tax receivable	159.9	0.9
Securities lending collateral	529.0	854.1
Deferred tax assets, net	779.0	559.6
Other current assets	1,212.2	1,050.4

Total current assets	12,130.0	13,031.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $12,401.3 and $13,832.6)	11,808.4	13,917.3
Equity securities (cost of $34.7 and $43.4)	30.7	45.1
Other invested assets, long-term	703.2	752.9
Property and equipment, net	1,054.5	995.9
Goodwill	13,461.3	13,435.4
Other intangible assets	8,827.2	9,220.8
Other noncurrent assets	387.9	660.8

Total assets	$48,403.2	$52,060.0

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,184.7	$5,788.0
Reserves for future policy benefits	64.5	63.7
Other policyholder liabilities	1,626.8	1,832.2

Total policy liabilities	7,876.0	7,683.9
Unearned income	1,087.7	1,114.6
Accounts payable and accrued expenses	2,856.5	2,909.6
Security trades pending payable	5.8	50.6
Securities lending payable	529.0	854.1
Short-term borrowings	98.0	—
Current portion of long-term debt	909.7	20.4
Other current liabilities	1,657.6	1,755.0

Total current liabilities	15,020.3	14,388.2
Long-term debt, less current portion	7,833.9	9,023.5
Reserves for future policy benefits, noncurrent	664.7	661.9
Deferred tax liabilities, net	2,098.9	3,004.4
Other noncurrent liabilities	1,353.7	1,991.6

Total liabilities	26,971.5	29,069.6

Commitments and contingencies—Note 13

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 503,230,575 and 556,212,039	5.0	5.6
Additional paid-in capital	16,843.0	18,441.1
Retained earnings	5,479.4	4,387.6
Accumulated other comprehensive (loss) income	(895.7)	156.1

Total shareholders’ equity	21,431.7	22,990.4

Total liabilities and shareholders’ equity	$48,403.2	$52,060.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(In millions, except per share data)	Years ended December 31
	2008	2007	2006
Revenues
Premiums	$57,101.0	$55,865.0	$51,971.9
Administrative fees	3,836.6	3,673.6	3,594.8
Other revenue	641.6	617.0	613.1

Total operating revenue	61,579.2	60,155.6	56,179.8
Net investment income	851.1	1,001.1	878.7
Net realized (losses) gains on investments	(1,179.2)	11.2	(0.3)

Total revenues	61,251.1	61,167.9	57,058.2

Expenses
Benefit expense	47,742.4	46,037.2	42,192.0
Selling, general and administrative expense:
Selling expense	1,778.4	1,716.8	1,654.5
General and administrative expense	7,242.1	6,984.7	7,163.2

Total selling, general and administrative expense	9,020.5	8,701.5	8,817.7
Cost of drugs	468.5	432.7	433.2
Interest expense	469.8	447.9	403.5
Amortization of other intangible assets	286.1	290.7	297.4
Impairment of intangible assets	141.4	—	—

Total expenses	58,128.7	55,910.0	52,143.8

Income before income tax expense	3,122.4	5,257.9	4,914.4
Income tax expense	631.7	1,912.5	1,819.5

Net income	$2,490.7	$3,345.4	$3,094.9

Net income per share

Basic	$4.79	$5.64	$4.93

Diluted	$4.76	$5.56	$4.82

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31
	2008	2007	2006
Operating activities
Net income	$2,490.7	$3,345.4	$3,094.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	1,179.2	(11.2)	0.3
Loss on disposal of assets	7.2	11.3	1.7
Deferred income taxes	(481.4)	(105.5)	273.7
Amortization, net of accretion	466.3	466.0	471.9
Depreciation expense	105.4	120.2	133.0
Impairment of intangible assets	141.4	—	—
Share-based compensation	156.0	177.1	246.9
Excess tax benefits from share-based compensation	(16.0)	(153.3)	(136.5)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(558.7)	(448.6)	(627.8)
Other invested assets, current	103.3	(3.0)	234.9
Other assets	(340.2)	174.4	(362.4)
Policy liabilities	194.9	257.7	852.6
Unearned income	(26.7)	125.5	(69.5)
Accounts payable and accrued expenses	(106.3)	(235.2)	(91.7)
Other liabilities	(797.0)	176.5	134.2
Income taxes	(47.3)	447.3	(112.0)
Other, net	64.6	—	—

Net cash provided by operating activities	2,535.4	4,344.6	4,044.2

Investing activities
Purchases of fixed maturity securities	(5,691.2)	(8,512.0)	(11,153.4)
Proceeds from fixed maturity securities:
Sales	5,194.9	6,709.0	9,630.1
Maturities, calls and redemptions	1,669.6	1,618.4	721.6
Purchases of equity securities	(1,327.5)	(1,389.2)	(2,434.5)
Proceeds from sales of equity securities	1,083.1	1,411.7	2,950.9
Purchases of other invested assets	(145.0)	(102.4)	(427.6)
Proceeds from sales of other invested assets	32.8	10.4	8.0
Changes in securities lending collateral	325.1	50.6	485.2
Purchases of subsidiaries, net of cash acquired	(197.7)	(298.5)	(25.4)
Proceeds from sales of subsidiaries, net of cash sold	5.0	—	—
Purchases of property and equipment	(345.6)	(322.0)	(193.9)
Proceeds from sale of property and equipment	12.7	57.3	6.4
Other, net	—	(2.2)	(24.7)

Net cash provided by (used in) investing activities	616.2	(768.9)	(457.3)

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(900.6)	502.8	(306.0)
Proceeds from long-term borrowings	525.0	1,978.3	2,668.2
Net proceeds from short-term borrowings	98.0	—	—
Repayment of long-term borrowings	(38.7)	(509.7)	(2,162.1)
Changes in securities lending payable	(325.1)	(50.6)	(485.2)
Changes in bank overdrafts	44.8	(117.1)	414.3
Repurchase and retirement of common stock	(3,276.2)	(6,151.4)	(4,550.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	121.2	784.5	559.5
Excess tax benefits from share-based compensation	16.0	153.3	136.5

Net cash used in financing activities	(3,735.6)	(3,409.9)	(3,725.0)

Change in cash and cash equivalents	(584.0)	165.8	(138.1)
Cash and cash equivalents at beginning of year	2,767.9	2,602.1	2,740.2

Cash and cash equivalents at end of year	$2,183.9	$2,767.9	$2,602.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2006	660.4	$6.6	$20,915.4	$4,173.5	$(82.1)	$(20.3)	$24,993.1
Net income	—	—	—	3,094.9	—	—	3,094.9
Change in net unrealized gains/losses on investments	—	—	—	—	—	180.2	180.2
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	—	(5.6)	(5.6)
Change in additional minimum pension liability	—	—	—	—	—	(4.7)	(4.7)

Comprehensive income							3,264.8
Repurchase and retirement of common stock	(60.7)	(0.6)	(1,937.3)	(2,612.3)	—	—	(4,550.2)
Reclassification of unearned share-based compensation in connection with adoption of FAS 123R	—	—	(82.1)	—	82.1	—	—
Issuance of common stock under employee stock plans, net of related tax benefit	15.8	0.1	967.5	—	—	—	967.6
Adoption of FAS 158, net of tax	—	—	—	—	—	(99.5)	(99.5)

December 31, 2006	615.5	6.1	19,863.5	4,656.1	—	50.1	24,575.8
Net income	—	—	—	3,345.4	—	—	3,345.4
Change in net unrealized gains/losses on investments	—	—	—	—	—	2.2	2.2
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	—	(2.4)	(2.4)
Change in net unrecognized periodic pension and postretirement costs	—	—	—	—	—	106.2	106.2

Comprehensive income							3,451.4
Repurchase and retirement of common stock	(76.9)	(0.8)	(2,538.3)	(3,612.3)	—	—	(6,151.4)
Issuance of common stock under employee stock plans, net of related tax benefit	17.6	0.3	1,115.9	—	—	—	1,116.2
Adoption of FIN 48	—	—	—	(1.6)	—	—	(1.6)

December 31, 2007	556.2	5.6	18,441.1	4,387.6	—	156.1	22,990.4
Net income	—	—	—	2,490.7	—	—	2,490.7
Change in net unrealized gains/losses on investments	—	—	—	—	—	(662.4)	(662.4)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	—	(0.5)	(0.5)
Change in net unrecognized periodic pension and postretirement costs	—	—	—	—	—	(388.1)	(388.1)
Adoption of the measurement date provisions of FAS 158	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income							1,438.9
Repurchase and retirement of common stock	(56.4)	(0.6)	(1,879.1)	(1,396.5)	—	—	(3,276.2)
Issuance of common stock under employee stock plans, net of related tax benefit	3.4		281.0	—	—	—	281.0
Adoption of EITF 06-4	—	—	—	(1.3)	—	—	(1.3)
Adoption of the measurement date provisions of FAS 158	—	—	—	(1.1)	—	—	(1.1)

December 31, 2008	503.2	$5.0	$16,843.0	$5,479.4	$—	$(895.7)	$21,431.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

(In Millions, Except Per Share Data)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 35.0 medical members as of December 31, 2008. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans., We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties, and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout the country as UniCare.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Investments: In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to net realized losses on investments. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. Rabbi trust assets are classified as trading, which are reported in other invested assets, current in the consolidated balance sheets. The change in the fair value of the trading portfolio rabbi trust assets during 2008, 2007 and 2006, which together with net investment (loss) income from trading portfolio rabbi trust assets, totaled $(6.5), $2.4 and $44.2, respectively, is classified in general and administrative expense in the consolidated statement of income, consistent with the related increase in deferred compensation expense.

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

For asset-backed securities included in fixed maturity securities, we recognize income using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments are reported with net investment income.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the cash collateral delivered. The fair value of the collateral amounted to $529.0 and $854.1 at December 31, 2008 and 2007, respectively. The value of the cash collateral delivered represented 103% of the market value of the securities on loans at both December 31, 2008 and 2007. Under the guidance provided in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $160.7 and $132.2 at December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include pharmacy sales, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $176.0 and $141.4 at December 31, 2008 and 2007, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

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

We account for income tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.

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

Goodwill and Other Intangible Assets: We follow guidance provided by FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations to be accounted for using the purchase method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.

Under FAS 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with FAS 142 for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market valuation approach. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analysis of WellPoint and other comparable companies. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

Derivative Financial Instruments: In accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, all investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, call options, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

Our accounting for changes in the fair value of derivatives is as follows:

Nature of Hedge Designation:	Derivative’s Change in Fair Value Reflected In:
No hedge designation	Realized investment gains or losses

Fair value hedge	Current period earnings, along with the change in the fair value of the hedged asset or liability

Cash flow hedge	Other comprehensive income, with subsequent reclassification to earnings when the hedged transaction, asset or liability impacts earnings

We discontinue hedge accounting prospectively when it is determined that one of the following has occurred: (i) the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) we otherwise determine that the designation of the derivative as a hedge instrument is no longer appropriate.

If hedge accounting is discontinued, the derivative will continue to be carried in our consolidated balance sheets at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated unrealized gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period results of operations. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period results of operations.

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

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates and equity prices affect the fair value of derivatives. The fair values generally represent the estimated amounts that we would expect to receive or pay upon termination of the contracts at the reporting date. Fair values of options embedded in convertible debt securities are generally based on quoted market prices in active markets. Fair values of interest rate swaps are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

In March 2008, the Financial Accounting Standards Board, or FASB, issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted FAS 161 on January 1, 2009. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

Retirement Benefits: Pension benefits are recorded in accordance with FAS 87, Employers’ Accounting for Pensions, as amended by FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS 158 retains the previous measurement and disclosure requirements of FAS 87. In addition, FAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the consolidated balance sheets. Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates. We adopted the measurement date provisions of FAS 158 on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings and accumulated other comprehensive income (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008). Accordingly, at December 31, 2008 we recorded reductions of $1.1 and $0.8 to retained earnings and accumulated other comprehensive income, respectively, to adopt the measurement date provisions of FAS 158. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with current and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next 12 months included in the benefit obligation exceeds the fair value of plan assets.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on January 1, 2008 and recorded a cumulative effect adjustment of $1.3 as a reduction of retained earnings effective January 1, 2008.

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

The current portion of reserves for future policy benefits relates to the portion of such reserves that we expect to pay within one year. We believe that our liabilities for future policy benefits, along with future premiums received are adequate to satisfy our ultimate benefit liability; however, these estimates are inherently subject to a number of variable circumstances. Consequently, the actual results could differ materially from the amounts recorded in our consolidated financial statements.

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

Share-Based Compensation: Our compensation philosophy provides for share-based compensation, including stock options and restricted stock awards, as well as an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. Through December 31, 2007, the employee stock purchase plan allowed for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the employee stock purchase plan allows for a purchase price per share which is 85% of the fair value of a share of common stock on the last trading day of the plan quarter. We account for share-based compensation in accordance with FAS 123 (revised 2004), Share-Based Payment, or FAS 123R. FAS 123R requires all share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. Our share-based employee compensation plans and assumptions are described in Note 14.

Advertising costs: We use print, broadcast and other advertising to promote our products. The cost of advertising is expensed as incurred and totaled $216.3, $219.5 and $223.7 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Investments

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	Greater than 12 Months
December 31, 2008:
Fixed maturity securities:
United States Government securities	$544.5	$46.2	$(1.3)	$—	$589.4
Government sponsored securities	205.2	10.4	—	—	215.6
States, municipalities and political subdivisions—tax-exempt	3,880.9	78.9	(86.1)	(58.6)	3,815.1
Corporate securities	5,189.5	58.3	(355.7)	(121.9)	4,770.2
Options embedded in convertible debt securities	39.9	—	—	—	39.9
Mortgage-backed securities	4,076.4	114.3	(147.3)	(103.9)	3,939.5

Total fixed maturity securities	13,936.4	308.1	(590.4)	(284.4)	13,369.7
Equity securities	1,331.2	25.8	(234.8)	—	1,122.2

Total investments, available-for-sale	$15,267.6	$333.9	$(825.2)	$(284.4)	$14,491.9

December 31, 2007:
Fixed maturity securities:
United States Government securities	$251.6	$8.8	$—	$—	$260.4
Government sponsored securities	531.9	4.5	—	(0.1)	536.3
States, municipalities and political subdivisions—tax-exempt	3,769.1	53.1	(9.4)	(7.3)	3,805.5
Corporate securities	5,594.2	68.7	(44.6)	(17.8)	5,600.5
Options embedded in convertible debt securities	81.8	—	—	—	81.8
Mortgage-backed securities	5,418.5	78.2	(19.7)	(11.6)	5,465.4

Total fixed maturity securities	15,647.1	213.3	(73.7)	(36.8)	15,749.9
Equity securities	1,776.1	231.9	(69.2)	—	1,938.8

Total investments, available-for-sale	$17,423.2	$445.2	$(142.9)	$(36.8)	$17,688.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	2008			2007
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
Fixed maturity securities:
12 months or less	2,501	$4,944.7	$(590.4)	1,142	$2,502.2	$(73.7)
Greater than 12 months	783	940.5	(284.4)	1,862	2,254.0	(36.8)

Total fixed maturity securities	3,284	5,885.2	(874.8)	3,004	4,756.2	(110.5)
Equity securities:
12 months or less	2,098	633.1	(234.8)	2,237	498.7	(69.2)
Greater than 12 months	—	—	—	—	—	—

Total equity securities	2,098	633.1	(234.8)	2,237	498.7	(69.2)

Total fixed maturity and equity securities	5,382	$6,518.3	$(1,109.6)	5,241	$5,254.9	$(179.7)

The weighted average credit rating of our fixed maturity securities was “AA” as of December 31, 2008. Fixed maturity security fair values were impacted by the interest rate environment as of December 31, 2008, and both fixed maturity and equity securities were impacted by the significant increase in volatility and liquidity concerns in the securities and credit markets at December 31, 2008. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

The amortized cost and fair value of fixed maturity securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$444.4	$431.8
Due after one year through five years	4,169.5	4,074.3
Due after five years through ten years	2,951.4	2,808.6
Due after ten years	2,294.7	2,115.5
Mortgage-backed securities	4,076.4	3,939.5

Total available-for-sale fixed maturity securities	$13,936.4	$13,369.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

The major categories of net investment income for the years ended December 31 are as follows:

	2008	2007	2006
Fixed maturity securities	$805.2	$852.8	$767.5
Equity securities	60.8	59.0	43.8
Cash and cash equivalents	69.4	128.8	94.1
Other	(55.0)	(2.6)	2.3

Investment income	880.4	1,038.0	907.7
Investment expense	(29.3)	(36.9)	(29.0)

Net investment income	$851.1	$1,001.1	$878.7

Net realized investment (losses) gains and net change in unrealized (depreciation) appreciation in investments for the years ended December 31, are as follows:

	2008	2007	2006
Net realized investment (losses) gains:
Fixed maturity securities:
Gross realized gains from sales	$37.7	$71.5	$38.3
Gross realized losses from sales	(84.6)	(60.0)	(86.2)
Gross realized losses from other-than-temporary impairments	(479.8)	(154.1)	(26.4)

Net realized losses on fixed maturity securities	(526.7)	(142.6)	(74.3)
Equity securities
Gross realized gains from sales	143.1	277.6	108.0
Gross realized losses from sales	(114.8)	(23.4)	(9.5)
Gross realized losses from other-than-temporary impairments	(728.1)	(105.6)	(29.8)

Net realized (losses) gains on equity securities	(699.8)	148.6	68.7
Other realized investment gains	47.3	5.2	5.3

Net realized investment (losses) gains	(1,179.2)	11.2	(0.3)
Net change in unrealized (depreciation) appreciation in investments:
Fixed maturity securities	(669.5)	151.1	67.4
Equity securities	(371.7)	(155.6)	231.7

Total net change in unrealized (depreciation) appreciation in investments	(1,041.2)	(4.5)	299.1
Deferred income tax benefit (expense)	378.8	6.7	(118.9)

Net change in unrealized (depreciation) appreciation in investments	(662.4)	2.2	180.2

Net realized (losses) gains and change in unrealized (depreciation) appreciation in investments	$(1,841.6)	$13.4	$179.9

During the year ended December 31, 2008, we sold $6,278.0 of fixed maturity and equity securities which resulted in gross realized losses of $199.4. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. In addition, during 2006, subsequent to the

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

acquisition of WellChoice, Inc., or WellChoice, we restructured our investment portfolios to align the merged portfolios with our overall investment guidelines. The majority of the sales of fixed maturity securities resulted in realized losses due to the prevailing interest rate environment. For equity securities, the 2006 sales to restructure the merged portfolios primarily resulted in realized gains.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments and (v) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

The significant other-than-temporary impairments recognized during 2008 primarily related to our investments in Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Our equity securities at December 31, 2008 included investments in stock, largely preferred stock, of the U.S. government-sponsored enterprises Freddie Mac and Fannie Mae with a cost basis of $3.8 and $9.4, respectively, after recorded losses from other-than-temporary impairments. Market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae. Any potential recovery of the fair value of these securities is dependent on a number of factors and is not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired. Accordingly, during 2008, we recorded $135.0 and $106.6 of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively.

Our investments in Lehman at December 31, 2008 included fixed maturity securities with a cost basis of $5.4 after recorded losses from other-than-temporary impairments. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, is deemed remote and we recognized an other-than-temporary impairment of $90.2 during 2008.

In addition, other-than-temporary impairments recognized in 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, led by the banking and financial services sectors.

Other-than-temporary impairments recorded in 2007 and 2006 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair value remaining below cost for an extended period of time.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

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

At December 31, 2008 and 2007, no investments, other than investments in U.S. government agency securities, exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2008 and 2007 was $0.0 at December 31, 2008 and 2007.

As of December 31, 2008 we had committed approximately $203.1 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2008 and 2007, securities with carrying values of approximately $241.7 and $270.2, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

During 2008, 2007 and 2006, we entered into securities lending programs. Securities on loan are included in the investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security upon completion of the transaction. The fair value of the collateral at December 31, 2008 and 2007 was $529.0 and $854.1, respectively. Income earned on security lending transactions for the years ended December 31, 2008, 2007 and 2006 was $4.9, $2.2 and $1.9, respectively.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, or the FSP. The FSP amends the determination of when a decline in fair value of a purchased beneficial interest is considered other-than-temporary and more closely aligns the determination with the impairment model provided in FAS 115. Accordingly, the FSP requires that an other-than-temporary impairment be recognized when it is probable that there has been an adverse change in the estimated cash flows from the cash flows previously projected. The FSP became effective retroactive to December 31, 2008. The adoption of the FSP did not have a material impact on our consolidated financial statements.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Fair Value

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

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, we consider all cash equivalents as Level I inputs.

Current and long-term investments, available-for-sale, at fair value: Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analyses on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analyses include a review of month to month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.

Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. Fair values are based on quoted market prices.

Derivatives—interest rate swaps: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Fair Value (continued)

The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash equivalents	$1,544.0	$—	$—	$1,544.0
Investments available-for-sale:
Fixed maturity securities	309.9	12,713.3	346.5	13,369.7
Equity securities	1,029.7	81.3	11.2	1,122.2
Other invested assets, current	23.6	—	—	23.6
Derivatives (reported with other noncurrent assets)	—	122.1	—	122.1

Total	$2,907.2	$12,916.7	$357.7	$16,181.6

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the year ended December 31, 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total gains and losses
Realized in net income	(45.3)	(0.3)	(45.6)
Unrealized in accumulated other comprehensive income	(36.9)	(0.7)	(37.6)
Purchases, sales, issuances and settlements	(43.1)	0.1	(43.0)
Transfers into Level III	626.7	6.0	632.7
Transfers out of Level III	(155.8)	—	(155.8)

Ending balance at December 31, 2008	$346.5	$11.2	$357.7

Change in unrealized losses included in net income related to assets still held	$(44.4)	$—	$(44.4)

During the year ended December 31, 2008, certain securities, primarily certain mortgage-backed, asset-backed and inverse floating rate securities, were thinly traded due to concerns in the securities markets and the resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields. These securities were transferred into Level III during 2008.

During the fourth quarter of 2008, a portion of our securities that had been thinly traded during the earlier part of 2008 began actively trading and observable inputs used to determine the fair value of the securities became available. Therefore, these securities were transferred from the Level III fixed maturity securities balance into the Level II fixed maturity securities balance at December 31, 2008.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Therefore, disclosures related to our nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis have not been included.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Fair Value (continued)

In addition to the preceding disclosures on assets and liabilities recorded at fair value in the consolidated balance sheets, FAS No. 107, Disclosures about Fair Value of Financial Instruments, or FAS 107, also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. We attempt to obtain quoted market prices for these disclosures. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of WellPoint.

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, securities lending collateral, unearned income, accounts payable and accrued expenses, income taxes payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies are the cash surrender value as reported by the respective insurer.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities.

Long-term debt—commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

Long-term debt—notes, term loan and capital leases: The fair value of notes and amounts due under our senior term loan is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities. Capital leases are carried at the unamortized present value of the minimum lease payments, which approximates fair value.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Fair Value (continued)

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheets at December 31 are as follows:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$703.2	$703.2	$752.9	$752.9

Liabilities:
Debt:
Short-term borrowings	98.0	98.0	—	—
Commercial paper	897.6	897.6	1,798.2	1,798.2
Notes, term loan and capital leases	7,846.0	7,133.0	7,245.7	7,184.7

5. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2008	2007
Deferred tax assets relating to:
Retirement benefits	$470.2	$210.2
Accrued expenses	485.5	462.4
Alternative minimum tax and other credits	5.6	2.0
Insurance reserves	284.2	269.3
Net operating loss carryforwards	52.8	47.9
Bad debt reserves	96.5	75.9
Depreciation and amortization	14.4	14.4
State income tax	56.4	107.3
Deferred compensation	88.6	147.9
Investment basis difference	376.3	42.6
Unrealized losses on securities	277.7	—
Other	31.7	68.4

Total deferred tax assets	2,239.9	1,448.3
Valuation allowance	(12.8)	(22.4)

Total deferred tax assets, net of valuation allowance	2,227.1	1,425.9

Deferred tax liabilities relating to:
Unrealized gains on securities	—	100.8
Acquisition related:
Goodwill and other acquisition related liabilities	33.0	25.6
Trademarks and other non-amortizable intangibles	2,336.0	2,389.4
Subscriber base, provider and hospital networks	731.0	818.3
Internally developed software and other amortization differences	120.0	94.7
Investment basis difference	6.8	35.4
Retirement benefits	153.3	139.8
State deferred tax	46.1	147.9
Other	120.8	118.8

Total deferred tax liabilities	3,547.0	3,870.7

Net deferred tax liability	$(1,319.9)	$(2,444.8)

Deferred tax asset—current	$779.0	$559.6
Deferred tax liability—noncurrent	(2,098.9)	(3,004.4)

Net deferred tax liability	$(1,319.9)	$(2,444.8)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The net decrease in the valuation allowance for 2008 and 2007 was $9.6 and $0.4, respectively. The decrease in 2008 primarily resulted from the release of a state deferred tax asset valuation allowance for state net operating losses, changes in realized and unrealized capital losses of subsidiaries not included in our consolidated tax return, and changes in pre-acquisition companies’ valuation allowances related to goodwill adjustments. The decrease in 2007 resulted from realized and unrealized capital losses of subsidiaries not included in our consolidated tax return. The remaining valuation allowance is primarily attributable to the uncertainty of alternative minimum tax credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced.

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2008	2007	2006
Current tax expense:
Federal	$1,506.7	$1,963.1	$1,397.9
State and local	125.9	116.9	133.9

Total current tax expense	1,632.6	2,080.0	1,531.8
Deferred tax (benefit) expense	(1,000.9)	(167.5)	287.7

Total income tax expense	$631.7	$1,912.5	$1,819.5

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,092.8	35.0%	$1,840.3	35.0%	$1,720.0	35.0%
State and local income taxes net of federal tax benefit	36.2	1.2	86.2	1.6	84.6	1.7
Tax exempt interest and dividends received deduction	(54.6)	(1.8)	(49.7)	(0.9)	(41.5)	(0.8)
Audit settlements	(480.6)	(15.4)	(10.0)	(0.2)	—	—
Other, net	37.9	1.2	45.7	0.9	56.4	1.1

Total income tax expense	$631.7	20.2%	$1,912.5	36.4%	$1,819.5	37.0%

During the year ended December 31, 2008, we settled disputes with the Internal Revenue Service, or IRS, relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. The industry issues were primarily regarding the deduction of intangible assets provided in the Tax Reform Act of 1986 and the special deduction allowable to Blue Cross Blue Shield plans under certain circumstances. As a result of these settlements, gross unrecognized tax benefits were reduced by $391.1 and the consolidated results of operations were benefited by $289.5 through a reduction in income tax expense.

During the year ended December 31, 2008, our state deferred tax liabilities decreased by $49.7, resulting in a tax benefit, net of federal taxes of $32.3. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The 2007 effective tax rate was favorably impacted by various audit settlements.

During the third quarter of 2006, we decreased our state deferred tax liability by $43.0, resulting in a tax benefit, net of federal taxes, of $28.0, or $0.04 per basic and diluted shares, for the year ended December 31, 2006. This resulted from a lower effective tax rate due to changes in our state tax apportionment factors following the WellChoice acquisition.

We account for income tax contingencies in accordance with FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements.

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2008	2007
Balance at January 1	$647.0	$727.1
Additions for tax positions related to:
Current year	10.2	19.0
Prior years	13.1	17.2
Reductions related to:
Tax positions of prior year	(120.1)	(88.0)
Settlements with taxing authorities	(391.1)	(2.5)
Lapses of applicable statue of limitations	—	(25.8)

Balance at December 31	$159.1	$647.0

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

As of December 31, 2008, $113.5 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included is $3.4 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2008 balance includes $32.4 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $(139.3), $(27.8) and $35.8 in interest, respectively. The interest in 2008 is comprised of interest recorded in the income statement of $(117.1), interest reclassified to a liability account of $(3.7) and interest that is recorded against goodwill in the amount of $(18.5). We had accrued approximately $29.0 and $168.3 for the payment of interest at December 31, 2008 and 2007, respectively.

As of December 31, 2008, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on a number of factors, such as completion of negotiations with taxing authorities, the outcome of litigation and settlement of industry issues. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 to $(70.0).

We joined the IRS Compliance Assurance Program, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

As of December 31, 2008, the examinations of our 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to pre-acquisition companies that are nearing conclusion. Many of the issues in these open tax years have been resolved; however, several of these examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During 2007, pre-acquisition tax litigation for the year 1987 was settled favorably to us. As a result of the settlement, we were also able to settle with the IRS for the years 1991-2003. We also settled with the IRS in another pre-acquisition examination for the years 1995-1999. In all cases, the resultant tax and pre-acquisition interest were recorded as an adjustment to goodwill. In 2008, the U.S. Tax Court ruled against us. The case is currently pending in the Federal Court of Appeals.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2008, we had unused federal tax net operating loss carryforwards of approximately $150.9 to offset future taxable income. The loss carryforwards expire in the years 2009 through 2027. During 2008, 2007, and 2006 federal income taxes paid totaled $1,700.2, $1,587.4 and $1,553.3, respectively.

6. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2008	2007
Land and improvements	$52.7	$52.1
Building and components	388.5	383.1
Data processing equipment, furniture and other equipment	734.7	689.2
Computer software, purchased and internally developed	936.9	897.4
Leasehold improvements	169.7	157.8

	2,282.5	2,179.6
Accumulated depreciation and amortization	(1,228.0)	(1,183.7)

Property and equipment, net	$1,054.5	$995.9

Property and equipment includes assets purchased under noncancelable capital leases of $60.5 and $59.9 at December 31, 2008 and 2007, respectively. Total accumulated amortization on leased assets at December 31, 2008 and 2007 was $48.1 and $40.4, respectively. Depreciation expense for 2008, 2007 and 2006 was $105.4, $120.2 and $133.0, respectively. Amortization expense on leased assets, computer software and leasehold

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Property and Equipment (continued)

improvements for 2008, 2007 and 2006 was $172.0, $146.7 and $137.4, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2008, 2007 and 2006 of $146.1, $130.2 and $122.9, respectively. Capitalized costs related to the internal development of software of $656.0 and $561.6 at December 31, 2008 and 2007, respectively, are reported with computer software.

7. Business Combinations

Acquisition of Imaging Management Holdings, LLC

On August 1, 2007, we completed our acquisition of Imaging Management Holdings, LLC, whose sole business is the holding company parent of American Imaging Management, Inc., or AIM. AIM is a leading radiology benefit management and technology company that provides services to us as well as other customers nationwide, including several other Blue Cross and Blue Shield licensees. The acquisition of AIM supports our strategy to become the leader in affordable quality care by incorporating AIM’s services and technology for more effective and efficient use of radiology services by our members. The purchase price for the acquisition was approximately $300.0 in cash. The acquisition was accounted for using the purchase method of accounting. The results of operations for AIM are included in our consolidated financial statements for periods following August 1, 2007. In accordance with FAS 141, Business Combinations, the purchase price was allocated to the fair value of AIM assets acquired and liabilities assumed, including identifiable intangible assets of $111.5, and the excess of purchase price over the fair value of net assets acquired resulted in $216.4 of non-tax deductible goodwill, of which $180.5 and $35.9 were recorded in our Commercial and Consumer segments, respectively. Of the $111.5 of acquired intangible assets, $80.0 was assigned to customer relationships with an average life of 11 years, $16.2 to a trade name with a life of 13 years, $11.1 to completed technology with an average life of six years, and $4.2 to provider networks with a life of five years. The pro forma effects of this acquisition were not material to our consolidated statements of income.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, or FAS 141R, and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or FAS 160. We adopted FAS 141R and FAS 160 simultaneously on January 1, 2009. The adoption of FAS 141R and FAS 160 did not have an impact on our consolidated financial statements; however, these new standards will significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interest transactions completed after January 1, 2009. In addition, some of the provisions of FAS 141R and FAS 160 also impact the prospective accounting for business combinations and noncontrolling interest transactions completed prior to January 1, 2009. Significant changes from current practice include the requirement that the fair value of the acquirer’s equity securities transferred as consideration be determined on the acquisition date, the requirement to expense acquisition related transaction and restructuring costs, the requirement that changes in acquired deferred tax valuation allowances and income tax uncertainties after the measurement period be expensed and the need to recognize contingent consideration at its fair value on the acquisition date. FAS 141R also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combinations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 19) for 2008 and 2007 is as follows:

	Commercial	Consumer	Other	Total
Balance as of December 31, 2006	$9,885.0	$3,327.3	$171.2	$13,383.5
Goodwill acquired	180.5	35.9	—	216.4
Purchase price allocation adjustments	(118.9)	(42.2)	(3.4)	(164.5)

Balance as of December 31, 2007	9,946.6	3,321.0	167.8	13,435.4
Goodwill acquired	126.5	35.0	—	161.5
Purchase price allocation adjustments	(98.4)	(34.5)	(2.7)	(135.6)

Balance as of December 31, 2008	$9,974.7	$3,321.5	$165.1	$13,461.3

For a period of time after the consummation of a merger or acquisition, the initial fair values allocated to net assets acquired may be subject to change as these fair value estimates are refined. Changes in these fair value estimates are recorded as adjustments to goodwill. In accordance with FAS 141, subsequent to the purchase allocation period, additional changes to fair value of net assets acquired are recorded in current operations, except for certain adjustments related to income taxes, employee termination and other exit activities, which continue to be adjusted to goodwill.

Goodwill acquired in 2008 included $161.5 related to various acquisitions that were not material individually or in aggregate for separate disclosure in our consolidated financial statements. Goodwill adjustments for 2008 included a reduction of $3.2 related to the tax benefit on the exercise of stock options issued as part of various acquisitions. Goodwill adjustments for 2008 also included a decrease of $133.9 due to tax refunds and adjustments on pre-acquisition companies and an increase of $1.5 related to other purchase accounting adjustments.

Goodwill acquired in 2007 included $216.4 related to the AIM acquisition. Goodwill adjustments in 2007 included a reduction of $39.8 related to the tax benefit on the exercise of stock options issued as part of the WellChoice, WellPoint Health Networks, Inc., or WHN, and Trigon Healthcare, Inc. acquisitions. Goodwill adjustments for 2007 also included a decrease of $97.0 due to tax adjustments resulting from tax refunds to pre-acquisition companies, a decrease of $13.5 as a result of releasing acquisition exit cost accruals and a reduction of $14.2 related to other purchase accounting adjustments.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangible Assets (continued)

The components of other intangible assets as of December 31 are as follows:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$3,208.4	$(1,195.0)	$2,013.4	$3,195.0	$(937.8)	$2,257.2
Provider and hospital networks	158.1	(48.5)	109.6	158.1	(39.2)	118.9
Other	32.0	(12.6)	19.4	27.6	(8.6)	19.0

Total	3,398.5	(1,256.1)	2,142.4	3,380.7	(985.6)	2,395.1
Intangible assets with indefinite life:
Blue Cross and Blue Shield and other trademarks	6,296.7	—	6,296.7	6,296.7	—	6,296.7
Provider relationships	271.5	—	271.5	271.0	—	271.0
Licenses	116.6	—	116.6	258.0	—	258.0

Total	6,684.8	—	6,684.8	6,825.7	—	6,825.7

Other intangible assets	$10,083.3	$(1,256.1)	$8,827.2	$10,206.4	$(985.6)	$9,220.8

As required by FAS 142, we completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2008, 2007 and 2006. These tests involved the use of estimates related to the fair value of the reporting unit to which the goodwill and other intangible assets with indefinite lives are allocated, and require a significant degree of management judgment and the use of subjective assumptions. The annual impairment tests are performed in the fourth quarter and, thus, the 2008 test was performed after the impairment recognized in the third quarter as discussed in the following paragraph.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment test of our indefinite lived intangible assets related to State-Sponsored licenses in those states, and we identified and recorded a pre-tax impairment charge of $141.4 during the third quarter of 2008. These intangible assets are included in the Consumer segment and were valued using the income approach valuation method.

In addition, during the first quarter of 2008, we revised our earnings guidance for 2008 primarily related to higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. As a result of this revised outlook, we performed an impairment test of our goodwill balances. No impairments were noted and no impairment charges were recorded.

FAS 142 also requires that goodwill and other intangible assets with indefinite lives be reassigned to the reporting units affected between annual tests if an entity reorganizes its reporting structure. As a result, we completed a re-allocation of goodwill based on the relative fair values of the reporting units and an impairment test of existing goodwill during the first quarter of 2007 following our change in reportable segments effective January 1, 2007. There were no material impairment losses recorded during 2007 and 2006.

As of December 31, 2008, estimated amortization expense for each of the five years ending December 31, is as follows: 2009, $268.4; 2010, $246.0; 2011, $227.1; 2012, $208.2; and 2013, $188.8.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31 is as follows:

	2008			2007
	Contractual/ Notional Amount	Estimated Fair Value		Contractual/ Notional Amount	Estimated Fair Value
		Asset	(Liability)		Asset	(Liability)
Swaps	$880.0	$122.1	$—	$1,100.0	$41.0	$(2.3)
Derivatives embedded in convertible debt securities	289.4	39.9	—	367.5	81.8	—
Options	—	—	(5.7)	—	—	(1.1)
Futures	—	16.3	—	—	2.1	—

Total	$1,169.4	$178.3	$(5.7)	$1,467.5	$124.9	$(3.4)

For the years ended December 31, 2008, 2007 and 2006, we recognized net realized (losses) gains related to derivative financial instruments of $(3.2), $10.4 and $13.3, respectively.

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

During the year ended December 31, 2008, we terminated two interest rate swaps of our fixed rate debt for which the counterparty was Lehman. As described in Note 3, Lehman filed for bankruptcy protection on September 15, 2008. We recognized a $2.1 impairment of these fair value hedges as net realized losses on investments during the year ended December 31, 2008, which is included in the total net realized losses related to derivative financial instruments of $3.2 discussed above.

For the years ended December 31, 2008, 2007 and 2006, we recognized income (expense) of $19.1, $(10.8) and $(11.1), respectively, from these swap agreements, which were recorded as a reduction of (increase to) interest expense.

Cash Flow Hedges

During the year ended December 31, 2005, we entered into forward starting pay fixed swaps with an aggregate notional amount of $875.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities to be issued to partially fund the cash portion of the WellChoice

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Derivative Financial Instruments (continued)

acquisition. These swaps were terminated in January 2006, and we paid a net $24.7, the net fair value at the time of termination. In addition, we recorded an unrealized loss of $16.0, net of tax, as accumulated other comprehensive income. Following the January 10, 2006 issuance of debt securities in connection with the WellChoice acquisition, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense, over the life of the hedged debt securities. The hedged debt securities have maturity dates ranging from 2009 to 2036.

The unrecognized loss for cash flow hedges included in accumulated other comprehensive income at December 31, 2008 was $8.5. As of December 31, 2008, the total amount of amortization over the next twelve months for all cash flow hedges will decrease interest expense by approximately $0.4.

10. Retirement Benefits

We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.

The WellPoint Cash Balance Pension Plan, or the WellPoint Plan, is a cash balance pension plan covering certain eligible employees of the affiliated companies that participate in the WellPoint Plan. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continue to accrue benefits. Several pension plans acquired through various corporate mergers and acquisitions have been merged into the WellPoint Plan.

The UGS Pension Plan is a defined benefit pension plan with a cash balance component. The UGS Pension Plan covers eligible employees of the affiliated companies that participate in the UGS Pension Plan. Effective January 1, 2004, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits previously accrued. Certain employees subject to collective bargaining and certain non-bargained employees who met grandfathering rules continue to accrue benefits.

The Employees’ Retirement Plan of Blue Cross of California, or the BCC Plan, is a defined benefit pension plan which covers eligible employees of Blue Cross of California who are covered by a collective bargaining agreement. Effective January 1, 2007, benefits were curtailed under the BCC Plan with the result that no Blue Cross of California employees hired after December 31, 2006 are eligible to participate in the BCC Plan. There was no curtailment gain or loss associated with the curtailment of benefits under the BCC Plan.

All of the plans’ assets consist primarily of common stocks, fixed maturity securities, investment funds and short-term investments. The funding policies for all plans are to contribute amounts at least sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, or ERISA, including amendment by the Pension Protection Act of 2006, and in accordance with income tax regulations, plus such additional amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan participants.

During 2007, we used a September 30 measurement date for determining benefit obligations and fair value of plan assets. On December 31, 2008, we adopted the fiscal-year-end measurement requirements of FAS 158 using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings and accumulated other comprehensive income (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008). The adoption of the measurement date provisions of FAS 158 decreased retained earnings and accumulated other comprehensive income at December 31, 2008 by $1.1 and $0.8, respectively.

The following tables disclose consolidated “pension benefits”, which include the defined benefit pension plans described above, and consolidated “other benefits”, which include postretirement health and welfare benefits including life, medical, vision and dental benefits offered to certain employees. Calculations were computed using assumptions at the relevant measurement dates.

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Benefit obligation at beginning of year	$1,761.0	$1,816.7	$560.7	$603.8
Net effect of adoption of the measurement date provisions of FAS 158	32.4	—	9.7	—
Service cost	30.1	36.9	5.8	7.2
Interest cost	99.9	102.6	33.0	33.8
Plan amendments	—	(8.8)	—	(88.7)
Actuarial (gain) loss	(40.0)	16.0	12.6	47.0
Benefits paid	(194.6)	(202.4)	(46.5)	(42.4)

Benefit obligation at end of year	$1,688.8	$1,761.0	$575.3	$560.7

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$2,081.2	$1,987.4	$46.5	$39.3
Actual return on plan assets	(465.2)	281.3	(13.0)	8.8
Employer contributions	32.9	8.6	50.2	42.2
Benefits paid	(192.9)	(196.1)	(48.5)	(43.8)

Fair value of plan assets at end of year	$1,456.0	$2,081.2	$35.2	$46.5

The reconciliation of the funded status to the net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Funded status	$(232.8)	$320.2	$(540.1)	$(514.2)
Contributions made after the measurement date	—	29.5	—	13.5

Net amount at December 31	$(232.8)	$349.7	$(540.1)	$(500.7)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Noncurrent assets	$—	$411.7	$—	$—
Current liabilities	(2.9)	(2.2)	(3.2)	—
Noncurrent liabilities	(229.9)	(59.8)	(536.9)	(500.7)

Net amount at December 31	$(232.8)	$349.7	$(540.1)	$(500.7)

The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net period benefit costs are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Net actuarial loss (gain)	$614.8	$(3.5)	$148.1	$124.6
Prior service credit	(7.2)	(8.2)	(100.7)	(112.9)

Net amount at December 31	$607.6	$(11.7)	$47.4	$11.7

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $2.2 and $0.8 respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $6.8 and $9.8, respectively.

The accumulated benefit obligation for the defined benefit pension plans was $1,686.4 and $1,756.7 at December 31, 2008 and 2007, respectively.

As of December 31, 2008, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $1,688.8, $1,686.4 and $1,456.0, respectively.

The assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	5.64%	6.00%	5.73%	6.10%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%
Expected rate of return on plan assets	8.00%	8.00%	7.25%	7.25%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The components of net periodic benefit (credit) cost included in the consolidated statements of income are as follows:

	2008	2007	2006
Pension Benefits
Service cost	$30.1	$36.9	$60.1
Interest cost	99.9	102.5	102.4
Expected return on assets	(154.8)	(153.2)	(144.6)
Recognized actuarial loss	0.1	0.5	17.9
Amortization of prior service cost	(0.9)	0.2	1.4
Curtailment (gain) loss	(1.4)	0.2	(4.6)

Net periodic benefit (credit) cost	$(27.0)	$(12.9)	$32.6

Other Benefits
Service cost	$5.8	$7.2	$12.1
Interest cost	33.0	33.9	31.1
Expected return on assets	(3.5)	(3.3)	(2.8)
Recognized actuarial loss	5.2	3.9	4.2
Amortization of prior service cost	(9.8)	(5.4)	(2.5)

Net periodic benefit cost	$30.7	$36.3	$42.1

The assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2008	2007	2006
Pension Benefits
Discount rate	6.00%	5.90%	5.31%
Rate of compensation increase	4.50%	4.50%	4.39%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

Other Benefits
Discount rate	6.10%	5.90%	5.29%
Rate of compensation increase	4.50%	4.50%	4.42%
Expected rate of return on plan assets	7.25%	7.11%	6.95%

The assumed health care cost trend rates to be used for next year to measure the expected cost of other benefits is 8.00% with a gradual decline to 5.00% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2008 by $42.5 and would increase service and interest costs by $2.5. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $36.2 as of December 31, 2008 and would decrease service and interest costs by $2.1.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

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

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternatives across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. As of the measurement date, our targeted asset allocation and actual allocation by asset category are as follows:

	Target Allocation for All Plans	Actual Allocation
		Pension Benefit Assets		Other Benefit Assets
		2008	2007	2008	2007
Equity securities	54%	43%	60%	52%	62%
Fixed maturity securities	35	50	36	44	36
Other	11	7	4	4	2

Total	100%	100%	100%	100%	100%

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2008, no contributions were necessary to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $32.9 to the defined benefit pension plans. Employer contributions related to other benefits represent payments to retirees for current benefits.

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2009	$162.5	$39.5
2010	160.6	40.6
2011	161.0	41.7
2012	155.9	42.8
2013	134.9	43.3
2014 – 2018	651.1	223.4

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $104.3, $95.2 and $85.2 during 2008, 2007 and 2006, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2008	2007	2006
Gross medical claims payable, beginning of period	$5,788.0	$5,290.3	$4,853.4
Ceded medical claims payable, beginning of period	(60.7)	(51.0)	(27.7)

Net medical claims payable, beginning of period	5,727.3	5,239.3	4,825.7

Business combinations and purchase adjustments	—	15.2	(6.4)
Net incurred medical claims:
Current year	47,940.9	46,366.2	42,613.2
Prior years redundancies	(263.2)	(332.7)	(617.7)

Total net incurred medical claims	47,677.7	46,033.5	41,995.5

Net payments attributable to:
Current year medical claims	42,020.7	40,765.7	37,486.0
Prior years medical claims	5,259.9	4,795.0	4,089.5

Total net payments	47,280.6	45,560.7	41,575.5

Net medical claims payable, end of period	6,124.4	5,727.3	5,239.3
Ceded medical claims payable, end of period	60.3	60.7	51.0

Gross medical claims payable, end of period	$6,184.7	$5,788.0	$5,290.3

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The favorable development in medical claims payable for the years ended December 31, 2008, 2007, and 2006 is primarily attributable to actual claim payment patterns and cost trends differing from those assumed at the time the liability was established.

12. Debt

Short-term Borrowings

In September 2008, we became a member of the Federal Home Loan Bank of Indianapolis, or FHLBI. As a member of the FHLBI, we have the ability to obtain cash advances from the FHLBI, subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in FHLBI common stock. Our investment in FHLBI common stock at December 31, 2008 totaled $5.0, which is reported in “Investments available-for-sale—Equity securities” on the consolidated balance sheets. At December 31, 2008, $98.0 of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. The interest rate on the outstanding cash advance balance at December 31, 2008 was 0.870%. Securities, primarily certain U.S. government sponsored mortgage-backed

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Debt (continued)

securities, with a fair value of $111.7 at December 31, 2008 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

Long-term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2008	2007
Senior unsecured notes:
4.250%, face amount of $300.0, due 2009	$299.5	$298.9
5.000%, face amount of $700.0, due 2011	697.3	696.0
6.375%, face amount of $350.0, due 2012	362.2	365.7
6.800%, face amount of $800.0, due 2012	856.5	820.6
5.000%, face amount of $500.0, due 2014	557.6	507.6
5.250%, face amount of $1,100.0, due 2016	1,090.9	1,089.6
5.875%, face amount of $700.0, due 2017	691.1	690.2
5.264%, face amount of $1,090.0, due 2022	526.7	500.0
5.950%, face amount of $500.0, due 2034	494.5	494.3
5.850%, face amount of $900.0, due 2036	889.0	888.7
6.375%, face amount of $800.0, due 2037	789.2	788.8
Surplus notes:
9.125%, face amount of $42.0, due 2010	41.9	41.9
9.000%, face amount of $25.1, due 2027	24.8	24.8
Variable rate debt:
Commercial paper program	897.6	1,798.2
Senior term loan	498.8	—
Capital leases, stated or imputed rates from 4.860% to 26.030% due through 2012	26.0	38.6

Total long-term debt	8,743.6	9,043.9
Current portion of long-term debt	(909.7)	(20.4)

Long-term debt, less current portion	$7,833.9	$9,023.5

On February 5, 2009, we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under an updated shelf registration statement filed with the U.S Securities and Exchange Commission, or SEC, on December 12, 2008. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On December 12, 2008, we filed an updated shelf registration statement with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries, repurchases of our common stock or the financing of possible acquisitions or business expansion.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Debt (continued)

On April 29, 2008, we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement, which was 3.122% at December 31, 2008.

On December 14, 2007, we repaid $300.0 of our 3.750% notes, which matured on that date. On September 1, 2007, we repaid $200.0 of our 3.500% notes, which matured on that date.

On August 21, 2007, we issued zero coupon notes in a private placement transaction exempt from registration. Gross proceeds to us were $500.0. The notes have a final maturity date of August 22, 2022, and were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance were for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. On August 22, 2009, the notes become putable, requiring us to repurchase them if the put option is exercised. As a result of the notes becoming putable, the carrying value of the notes of $526.7 was reclassified to current portion of long-term debt at December 31, 2008.

On June 8, 2007, we issued $700.0 of 5.875% notes due 2017 and $800.0 of 6.375% notes due 2037 under a shelf registration statement filed with the SEC on December 28, 2005. The proceeds from this debt issuance were for working capital and for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0 and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.6 and $1.8 in 2008 and 2007, respectively, and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2008 or 2007, or during the years then ended. At December 31, 2008, we had $2,392.0 available under this facility.

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

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2008 and 2007 was 5.33% and 5.50%, respectively. During the third and fourth quarters of 2008, the commercial paper markets experienced increased volatility and disruption, resulting in higher costs to issue commercial paper, which influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $897.6 outstanding as of December 31, 2008 as compared to $1,798.2 at December 31, 2007. Commercial paper borrowings have been classified as long-term debt at December 31, 2008 and 2007 in

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Debt (continued)

accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2008, 2007 and 2006 was $443.4, $417.1 and $343.0, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of debt, including capital leases, are as follows: 2009, $1,807.3; 2010, $56.3; 2011, $1,123.8; 2012, $1,219.6; 2013, $0.0; and thereafter, $4,536.6.

13. Commitments and Contingencies

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continued to be a defendant in the Thomas (now known as Love) Litigation and was not affected by the prior settlement between us and plaintiffs. The Love Litigation alleged that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted final approval of the settlement on April 20, 2008. An appeal of the settlement remains. The settlement will not have a material effect on our consolidated financial position or results of operations.

Prior to WHN’s acquisition of the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed a notice of appeal with the Seventh Circuit Court of Appeals. The matter has been fully briefed and is pending before the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

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

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. The settlement with the hospital plaintiffs received final approval on October 6, 2008. On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 fine, which was paid on August 12, 2008. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 fine. None of these settlements, individually or collectively, is expected to have a material adverse effect on our consolidated financial condition or results of operations.

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of-network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York.

On February 18, 2009, we announced that we have reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We have agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also have agreed to contribute $10 towards the funding of a not-for-profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. The settlement will not have a material effect on our consolidated financial position or results of operations.

We currently are a defendant in two putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

brought in March 2002 by the American Dental Association and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.), was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The suit is currently pending in the United States District Court for the District of New Jersey. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

Contractual Obligations and Commitments

We have entered into certain agreements with International Business Machines Corporation to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at December 31, 2008 is approximately $877.4 over a four year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2008, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

14. Capital Stock

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

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options granted in 2008 vest over three years in equal semi-annual installments and generally have a term of seven years from the grant date. The stock options granted in 2007 and 2006 generally vest over three years in equal semi-annual installments and have a term of ten years from the grant date.

Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Our attribution method for newly granted awards considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.

Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Beginning with the 2007 grants, restricted stock awards may also include a performance measure that must be met for the restricted stock award to vest.

For the years ended December 31, 2008, 2007 and 2006, we recognized share-based compensation cost of $156.0, $177.1 and $246.9, respectively, as well as related tax benefits of $53.6, $65.1 and $89.9, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

A summary of stock option activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	22.9	$59.76
Granted	6.1	65.67
Exercised	(2.2)	31.47
Forfeited or expired	(2.6)	71.92

Outstanding at December 31, 2008	24.2	62.36	5.7	$59.0

Exercisable at December 31, 2008	16.4	57.63	5.2	$53.8

The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 amounted to $54.4, $609.6 and $482.1, respectively. We recognized tax benefits of $22.0, $240.3 and $168.5 in 2008, 2007 and 2006, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $44.8, $72.3 and $105.3, respectively. During the years ended December 31, 2008, 2007 and 2006 we received cash of $70.5, $723.7 and $505.2, respectively, from exercises of stock options.

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2008 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2008	1.5	$75.42
Granted	1.0	66.57
Vested	(0.7)	64.38
Forfeited	(0.5)	73.25

Nonvested at December 31, 2008	1.3	71.15

Fair Value

During the year ended December 31, 2008, we issued approximately 0.2 restricted stock units under our stock incentive plans, that were contingent upon us achieving specified annual return on equity targets for 2008. We did not meet the specified annual return on equity targets and, accordingly, the restricted stock units were forfeited.

As of December 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $58.6 and $35.9, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 and 12 months, respectively.

As of December 31, 2008, there were 17.9 shares of common stock available for future grants under the 2006 Incentive Plan.

We use a binomial lattice valuation model to estimate the fair value of all future stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

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

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2008	2007	2006
Risk-free interest rate	3.36%	4.56%	4.59%
Volatility factor	26.00%	22.00%	26.00%
Dividend yield	—	—	—
Weighted-average expected life	4.0 years	4.4 years	5.1 years

The following weighted-average fair values were determined for the years ending December 31:

	2008	2007	2006
Options granted during the year	$18.63	$21.88	$24.52
Restricted stock and stock awards granted during the year	66.57	80.64	76.33
Employee stock purchases during the year	6.76	14.72	12.32

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

Employee Stock Purchase Plan

We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the beginning of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. Through December 31, 2007, the Stock Purchase Plan allowed for a purchase price per share of 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the Stock Purchase Plan allowed for a purchase price per share of 85% of the fair value of a share of common stock on the last trading day of the plan quarter. During 2008, 2007, and 2006, 1.3, 0.9 and 0.9 shares of common stock, respectively, were purchased under the Stock Purchase Plan, resulting in $9.0, $13.3 and $11.6 of related compensation cost, respectively. As of December 31, 2008, there were approximately 0.2 shares of common stock available for issuance under the Stock Purchase Plan and another 8.0 shares of common stock became available for issuance effective January 1, 2009.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2008, we repurchased and retired approximately 56.4 shares at an average per share price of $58.07, for an aggregate cost of $3,276.2. During the year ended December 31, 2007, we repurchased and retired approximately 76.9 shares at an average cost per share of $79.99 for an aggregate cost of $6,151.4. During the year ended December 31, 2006, we repurchased and retired approximately 60.7 shares at an average cost per share of $74.91 for an aggregate cost of $4,550.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. As of December 31, 2008, $1,022.2 remained authorized for future repurchases. Subsequent to December 31, 2008, we repurchased and retired approximately 5.0 shares for an aggregate cost of approximately $201.6, leaving approximately $820.6 for authorized future repurchases at February 11, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

15. Accumulated Other Comprehensive (Loss) Income

A reconciliation of the components of accumulated other comprehensive (loss) income at December 31 is as follows:

	2008	2007
Investments:
Gross unrealized gains	$333.9	$445.2
Gross unrealized losses	(1,109.6)	(179.7)

Net pretax unrealized (losses) gains	(775.7)	265.5
Deferred tax asset (liability)	277.3	(101.5)

Net unrealized (losses) gains on investments	(498.4)	164.0

Cash flow hedges:
Gross unrealized losses	(13.2)	(12.5)
Deferred tax asset	4.7	4.5

Net unrealized losses on cash flow hedges	(8.5)	(8.0)

Defined benefit pension plans:
Deferred net actuarial (loss) gain	(614.6)	3.5
Deferred prior service credits	7.2	8.2
Adoption of the measurement date provisions of FAS 158	(0.2)	—
Deferred tax asset (liability)	247.1	(4.5)

Net unrecognized period benefit costs for defined benefit pension plans	(360.5)	7.2

Postretirement benefit plans:
Deferred net actuarial loss	(147.0)	(124.6)
Deferred prior service credits	100.7	112.9
Adoption of the measurement date provisions of FAS 158	(1.1)	—
Deferred tax asset	19.1	4.6

Net unrecognized period benefit costs for postretirement benefit plans	(28.3)	(7.1)

Accumulated other comprehensive (loss) income	$(895.7)	$156.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive (Loss) Income (continued)

Other comprehensive (loss) income reclassification adjustments for the years ended December 31 are as follows:

	2008	2007	2006
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax expense (benefit) of $40.8, $(10.6) and $118.9, respectively	$97.2	$(5.1)	$180.5
Reclassification adjustment for net realized (loss) gain on investment securities, net of tax (benefit) expense of $(419.6), $3.9 and $0.0, respectively	(759.6)	7.3	(0.3)

Total reclassification adjustment on investments	(662.4)	2.2	180.2
Cash flow hedges:
Holding loss, net of tax benefit of $0.2, $1.6 and $2.9, respectively	(0.5)	(2.4)	(5.6)
Other:
Net change in additional minimum pension liability, net of tax benefit of $0.0, $0.0 and $3.0, respectively	—	—	(4.7)
Net change in unrecognized period benefit costs for defined benefit pension and postretirement benefit plans, net of tax (benefit) expense of $(266.1), $67.4 and $0.0, respectively	(388.9)	106.2	—

Net (loss) gain recognized in other comprehensive income, net of tax (benefit) expense of $(645.1), $59.1 and $113.0, respectively	$(1,051.8)	$106.0	$169.9

16. Reinsurance

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

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct	$57,235.1	$57,177.8	$56,021.8	$55,957.5	$52,143.2	$52,061.5
Assumed	51.7	50.7	47.2	47.5	63.4	63.4
Ceded	(128.4)	(127.5)	(135.6)	(140.0)	(154.3)	(153.0)

Net premiums	$57,158.4	$57,101.0	$55,933.4	$55,865.0	$52,052.3	$51,971.9

Percentage of amount assumed to net premiums	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Reinsurance (continued)

A summary of net premiums written and earned by segment (see Note 19) for the years ended December 31 is as follows:

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial	$34,957.6	$34,917.8	$35,093.9	$35,105.1	$33,747.3	$33,979.7
Consumer	16,325.0	16,372.8	15,348.1	15,249.5	13,449.4	13,125.2
Other	5,875.8	5,810.4	5,491.4	5,510.4	4,855.6	4,867.0

Net premiums	$57,158.4	$57,101.0	$55,933.4	$55,865.0	$52,052.3	$51,971.9

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2008	2007	2006
Direct	$47,866.1	$46,145.7	$42,293.7
Assumed	27.1	29.8	43.1
Ceded	(150.8)	(138.3)	(144.8)

Benefit expense	$47,742.4	$46,037.2	$42,192.0

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2008	2007
Policy liabilities, assumed	$97.5	$98.2
Unearned income, assumed	0.1	0.1
Premiums payable, ceded	41.7	54.3
Premiums receivable, assumed	13.1	7.4

17. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2008, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2009	$141.9
2010	124.2
2011	111.4
2012	95.8
2013	84.3
Thereafter	273.1

Total minimum payments required	$830.7

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2008, 2007 and 2006 was $199.2, $194.8 and $182.0, respectively.

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Month 00, 2000

18. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2008	2007	2006
Denominator for basic earnings per share—weighted-average shares	519.8	593.4	627.9
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	3.2	8.6	14.2

Denominator for diluted earnings per share	523.0	602.0	642.1

During the years ended December 31, 2008, 2007 and 2006, weighted average shares related to certain stock options of 17.5, 4.8 and 5.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

19. Segment Information

Our organizational structure has three strategic business units: a Commercial Business unit, a Consumer Business unit and a Comprehensive Health Solutions Business unit. Based on our organizational structure, we are organized around three reportable segments: Commercial; Consumer; and Other. We revised our reportable segments during the first quarter of 2008 in accordance with a new organizational structure implemented on January 1, 2008, which reflects how the chief operating decision maker evaluates the performance of our business. Segment disclosures for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored business includes our Medicaid programs.

Our Other segment includes the Comprehensive Health Solutions Business unit that brings together our resources focused on optimizing the quality of health care and cost of care management. The Comprehensive Health Solutions Business unit includes provider relations, care and disease management, behavioral health, employee assistance programs, radiology benefit management, analytics-driven personal health care guidance and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc. which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

F-134

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

As a result of cost-reduction initiatives implemented during 2008, we recorded general and administrative expenses of $4.1, $3.2 and $29.4 for employee termination costs in the Commercial, Consumer and Other segments, respectively. We did not make any payments during 2008 related to these employee termination costs; however, we expect to begin making payments during the first quarter of 2009. As of December 31, 2008, a liability of $36.7 remained for future payments of employee termination costs.

Through our participation in various federal government programs, we generated approximately 20%, 17% and 16% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2008, 2007, and 2006, respectively. These revenues are contained in the Other segment.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate investment income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Year ended December 31, 2008
Operating revenue from external customers	$38,009.3	$16,437.3	$7,132.6	$61,579.2
Intersegment revenue	—	—	2,795.0	2,795.0
Elimination of intersegment revenue	—	—	(2,795.0)	(2,795.0)
Operating gain	3,281.3	566.5	500.0	4,347.8
Depreciation and lease amortization expense	—	—	277.4	277.4

Year ended December 31, 2007
Operating revenue from external customers	$38,133.7	$15,285.7	$6,736.2	$60,155.6
Intersegment revenue	—	—	2,267.2	2,267.2
Elimination of intersegment revenue	—	—	(2,267.2)	(2,267.2)
Operating gain	3,790.5	777.2	416.5	4,984.2
Depreciation and lease amortization expense	—	—	266.9	266.9

Year ended December 31, 2006
Operating revenue from external customers	$36,827.8	$13,167.6	$6,184.4	$56,179.8
Intersegment revenue	—	—	1,674.3	1,674.3
Elimination of intersegment revenue	—	—	(1,674.3)	(1,674.3)
Operating gain	3,457.3	1,022.2	257.4	4,736.9
Depreciation and lease amortization expense	—	—	270.9	270.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2008	2007	2006
Commercial
Managed care products	$33,676.4	$33,853.0	$32,732.5
Managed care services	3,078.3	3,011.2	2,848.1
Dental/Vision products and services	827.6	840.7	804.7
Other	427.0	428.8	442.5

Total Commercial	38,009.3	38,133.7	36,827.8

Consumer
Managed care products	16,372.8	15,249.5	13,125.2
Managed care services	64.5	36.2	42.4

Total Consumer	16,437.3	15,285.7	13,167.6

Other
Government services	6,222.5	5,945.8	5,392.9
Pharmacy products and services	716.2	674.5	710.6
Other	193.9	115.9	80.9

Total Other	7,132.6	6,736.2	6,184.4

Total revenues from external customers	$61,579.2	$60,155.6	$56,179.8

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

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2008	2007	2006
Reportable segments operating revenues	$61,579.2	$60,155.6	$56,179.8
Net investment income	851.1	1,001.1	878.7
Net realized (losses) gains on investments	(1,179.2)	11.2	(0.3)

Total revenues	$61,251.1	$61,167.9	$57,058.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2008	2007	2006
Reportable segments operating gain	$4,347.8	$4,984.2	$4,736.9
Net investment income	851.1	1,001.1	878.7
Net realized (losses) gains on investments	(1,179.2)	11.2	(0.3)
Interest expense	(469.8)	(447.9)	(403.5)
Amortization of other intangible assets	(286.1)	(290.7)	(297.4)
Impairment of intangible assets	(141.4)	—	—

Income before income taxes	$3,122.4	$5,257.9	$4,914.4

20. Related Party Transactions

WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. We received $0.6 from the Foundation for administrative services provided by our associates in 2008. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. No contributions were made to the Foundation in 2008, 2007 or 2006. We have no current legal obligations for future commitments to the Foundation.

21. Statutory Information (Unaudited)

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

Our insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. As of December 31, 2008 and 2007, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements.

Statutory-basis capital and surplus for our insurance and HMO subsidiaries was $7,181.0 and $7,642.8 at December 31, 2008 and 2007, respectively. Statutory-basis net income of our insurance and HMO subsidiaries was $2,705.3, $3,119.9 and $2,931.2 for 2008, 2007, and 2006, respectively.

22. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2008
Total revenues	$15,553.7	$15,666.8	$14,961.0	$15,069.6
Income before income taxes	879.2	1,186.0	549.4	507.8
Net income	588.1	750.5	820.7	331.4

Basic net income per share	1.08	1.44	1.61	0.65
Diluted net income per share	1.07	1.44	1.60	0.65

2007
Total revenues	$15,088.0	$15,267.9	$15,242.0	$15,570.0
Income before income taxes	1,246.4	1,317.3	1,371.4	1,322.8
Net income	783.1	835.2	868.0	859.1

Basic net income per share	1.28	1.37	1.47	1.52
Diluted net income per share	1.26	1.35	1.45	1.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of WellPoint, Inc., or the Company, is responsible for establishing and maintaining effective internal control over financial reporting, or Internal Control, as such term is defined in the Exchange Act. The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2008. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2008, and has also issued an audit report dated February 17, 2009, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included in this Annual Report on Form 10-K.

/s/ ANGELA F. BRALY	/s/ WAYNE S. DEVEYDT
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

We are in the process of evaluating and implementing enhancements to certain internal controls within our Senior business in part in response to CMS’ requests for corrective action plans in connection with our temporary suspension from marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription plans. While we are enhancing certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited WellPoint’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 17, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$362.7	$275.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $28.0 and $54.5)	17.3	54.7
Equity securities (cost of $49.7 and $290.3)	45.2	326.5
Other invested assets, current	7.1	9.0
Other receivables	11.0	15.4
Income taxes receivable	177.2	75.3
Net due from subsidiaries	1,123.4	400.7
Securities lending collateral	18.2	208.5
Deferred tax assets, net	28.0	2.9
Other current assets	85.1	108.1

Total current assets	1,875.2	1,476.7
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $282.3 and $1,539.6)	258.1	1,552.4
Equity securities (cost of $7.3 and $8.0)	7.3	8.0
Other invested assets, long-term	340.7	425.2
Property and equipment, net	4.9	5.3
Deferred tax assets, net, non-current	385.5	371.0
Investment in subsidiaries	27,318.8	29,053.1
Other noncurrent assets	131.7	41.0

Total assets	$30,322.2	$32,932.7

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$222.5	$185.6
Securities lending payable	18.2	208.5
Current portion of long-term debt	892.4	—
Other current liabilities	116.6	108.3

Total current liabilities	1,249.7	502.4
Long-term debt	7,396.3	8,572.9
Other noncurrent liabilities	244.5	867.0

Total liabilities	8,890.5	9,942.3

Commitments and contingencies—Note 5

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 503,230,575 and 556,212,039	5.0	5.6
Additional paid-in capital	16,843.0	18,441.1
Retained earnings	5,479.4	4,387.6
Accumulated other comprehensive (loss) income	(895.7)	156.1

Total shareholders’ equity	21,431.7	22,990.4

Total liabilities and shareholders’ equity	$30,322.2	$32,932.7

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2008	2007	2006
Revenues
Net investment income	$83.2	$110.2	$81.6
Net realized losses on investments	(313.1)	(18.8)	(17.4)
Other revenue	0.4	0.4	0.4

Total revenues	(229.5)	91.8	64.6

Expenses
General and administrative expense	106.9	183.3	208.3
Interest expense	440.8	415.9	327.6

Total expenses	547.7	599.2	535.9

Loss before income tax credits and equity in net income of subsidiaries	(777.2)	(507.4)	(471.3)
Income tax credits	(359.3)	(179.3)	(161.8)
Equity in net income of subsidiaries	2,908.6	3,673.5	3,404.4

Net income	$2,490.7	$3,345.4	$3,094.9

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Consolidated Statements of Cash Flows

(In millions)	Year ended December 31
	2008	2007	2006
Operating activities
Net income	$2,490.7	$3,345.4	$3,094.9
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) earnings of subsidiaries	973.5	772.9	(1,059.1)
Net realized losses on investments	313.1	18.8	17.4
Deferred income taxes	(3.8)	(136.8)	(58.6)
Amortization, net of accretion	11.3	16.6	6.5
Depreciation	0.4	0.3	0.3
Share-based compensation	156.0	177.1	149.0
Excess tax benefits from share-based compensation	(16.0)	(153.3)	(136.5)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	5.2	12.5	(2.0)
Other invested assets, current	1.9	21.3	(30.3)
Other assets	(68.4)	(32.5)	(114.0)
Amounts due from subsidiaries	(859.1)	(155.5)	(3.0)
Accounts payable and accrued expenses	55.9	(33.6)	45.7
Other liabilities	(506.3)	(55.4)	443.7
Income taxes	(94.5)	58.8	(103.3)

Net cash provided by operating activities	2,459.9	3,856.6	2,250.7

Investing activities
Purchases of investments	(1,155.8)	(1,704.1)	(2,095.1)
Proceeds from sales, maturities and redemptions of investments	2,363.3	1,275.9	2,346.2
Redemption of subsidiary surplus notes	—	—	432.9
Capitalization of subsidiaries	(88.7)	(12.7)	(34.8)
Change in securities lending collateral	190.3	69.9	(278.4)
Other, net	84.5	(40.2)	(411.6)

Net cash provided by (used in) investing activities	1,393.6	(411.2)	(40.8)

Financing activities
Net (payment) proceeds from commercial paper borrowings	(900.6)	502.8	(306.0)
Proceeds from long-term borrowings	525.0	1,978.3	2,668.2
Repayment of long-term borrowings	(26.3)	(500.0)	(1,700.0)
Changes in securities lending payable	(190.3)	(69.9)	278.4
Change in bank overdrafts	(35.2)	(70.5)	190.7
Repurchase and retirement of common stock	(3,276.2)	(6,151.4)	(4,550.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	121.2	784.5	559.5
Excess tax benefits from share-based compensation	16.0	153.3	136.5

Net cash used in financing activities	(3,766.4)	(3,372.9)	(2,722.9)

Change in cash and cash equivalents	87.1	72.5	(513.0)
Cash and cash equivalents at beginning of year	275.6	203.1	716.1

Cash and cash equivalents at end of year	$362.7	$275.6	$203.1

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2008

(In Millions, Except Per Share Data)

1. Basis of Presentation and Significant Accounting Policies

In the parent company only financial statements of WellPoint, Inc., or WellPoint, WellPoint’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. WellPoint’s share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting.

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

2. Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $3,882.1, $4,446.4, and $2,346.4 during 2008, 2007, and 2006, respectively.

Investment in Subsidiaries

Capital contributions to subsidiaries were $88.7, $12.7, and $167.8 during 2008, 2007, and 2006, respectively. The contributions in 2006 included non-cash amounts of $133.0.

Amounts Due to and From Subsidiaries

During December 2006, Anthem Insurance Companies, Inc. redeemed surplus notes at par value, and cash of $432.9 was received by WellPoint.

At December 31, 2008 and 2007 WellPoint reported $1,123.4 and $400.7 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets.

3. Derivative Financial Instruments

The information regarding derivative financial instruments contained in Note 9 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

4. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	December 31
	2008	2007
Senior unsecured notes:
4.250%, face amount of $300.0, due 2009	$299.5	$298.9
5.000%, face amount of $700.0, due 2011	697.3	696.0
6.800%, face amount of $800.0, due 2012	856.5	820.6
5.000%, face amount of $500.0, due 2014	557.6	507.6
5.250%, face amount of $1,100.0, due 2016	1,090.9	1,089.6
5.875%, face amount of $700.0, due 2017	691.1	690.2
5.264%, face amount of $1,090.0, due 2022	526.7	500.0
5.950%, face amount of $500.0, due 2034	494.5	494.3
5.850%, face amount of $900.0, due 2036	889.0	888.7
6.375%, face amount of $800.0, due 2037	789.2	788.8
Variable rate debt:
Commercial paper program	897.6	1,798.2
Senior term loan	498.8	—

Total debt	8,288.7	8,572.9
Current portion of debt	(892.4)	—

Long-term debt, less current portion	$7,396.3	$8,572.9

On February 5, 2009 we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under an updated shelf registration statement filed with the U.S Securities and Exchange Commission, or SEC, on December 12, 2008. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On December 12, 2008, we filed an updated shelf registration with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries, repurchases of our common stock or the financing of possible acquisitions or business expansion.

On April 29, 2008, we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which may be used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement, which was 3.122% at December 31, 2008.

On December 14, 2007, we repaid $300.0 of our 3.750% notes, which matured on that date. On September 1, 2007, we repaid $200.0 of our 3.500% notes, which matured on that date.

On August 21, 2007, we issued zero coupon notes in a private placement transactions exempt from registration. Gross proceeds to us were $500.0. The notes have a final maturity date of August 22, 2022, and

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

4. Long-Term Debt (continued)

were issued with a yield to maturity of 5.264% and a final amount due at maturity of $1,090.0. The notes have a put feature that allows a note holder to require us to repurchase the notes at certain dates in the future. The proceeds of this debt issuance were for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. On August 22, 2009, the notes become putable, requiring us to repurchase them if the put option is exercised. As a result of the notes becoming putable, the carrying value of the notes of $526.7 was reclassified to current portion of long-term at December 31, 2008.

On June 8, 2007, we issued $700.0 of 5.875% notes due 2017 and $800.0 of 6.375% notes due 2037 under a shelf registration statement filed with the SEC on December 28, 2005. The proceeds from this debt issuance were for working capital and for general corporate purposes, including, but not limited to, repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon occurrence of both a change of control event and a downgrade of the notes.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0 and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.6 and $1.8 in 2008 and 2007, respectively, and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2008 or 2007, or during the years then ended. At December 31, 2008, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2008 and 2007 were 5.33% and 5.50%, respectively. During the third and fourth quarters of 2008, the commercial paper markets experienced increased volatility and disruption, resulting in higher costs to issue commercial paper, which influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $897.6 outstanding as of December 31, 2008 as compared to $1,798.2 at December 31, 2007. Commercial paper borrowings have been classified as long-term debt at December 31, 2008 and 2007 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2008, 2007, and 2006 was $408.5, $388.7, and $293.0, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of long-term debt are as follows: 2009, $1,790.0; 2010, $52.5; 2011, $1,077.9; 2012, $856.6; 2013, $0.0 and thereafter, $4,511.7.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

5. Commitments and Contingencies

The information regarding commitments and contingencies contained in Note 13 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

6. Capital Stock

The information regarding capital stock contained in Note 14 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT, INC.

By:	/s/ ANGELA F. BRALY
Angela F. Braly President and Chief Executive Officer

Dated: February 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANGELA F. BRALY Angela F. Braly	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2009

/s/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2009

/s/ MARTIN L. MILLER Martin L. Miller	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2009

/s/ LARRY C. GLASSCOCk Larry C. Glasscock	Chairman of the Board	February 19, 2009

/s/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 19, 2009

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 19, 2009

/s/ SHEILA P. BURKE Sheila P. Burke	Director	February 19, 2009

/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	February 19, 2009

/s/ JULIE A. HILL Julie A. Hill	Director	February 19, 2009

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	February 19, 2009

/s/ VICTOR S. LISS Victor S. Liss	Director	February 19, 2009

/s/ WILLIAM G. MAYS William G. Mays	Director	February 19, 2009

Signature	Title	Date

/s/ RAMIRO G. PERU Ramiro G. Peru	Director	February 19, 2009

/s/ JANE G. PISANO Jane G. Pisano	Director	February 19, 2009

/s/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	February 19, 2009

/s/ WILLIAM J. RYAN William J. Ryan	Director	February 19, 2009

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 19, 2009

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 19, 2009

/s/ JOHN E. ZUCCOTTI John E. Zuccotti	Director	February 19, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-laws of the Company, amended effective May 21, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-laws of the Company, amended and restated effective May 21, 2008 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 28, 2005 (Registration No. 333-130743).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

4.6	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004.

(a) Form of the Company’s 4.250% Notes due 2009 (included in Exhibit 4.6).

(b) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.6).

(c) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.6).

4.7	Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

Exhibit Number	Exhibit

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(f) Form of 6.000% Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(g) Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

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

(d)    Form of Incentive Compensation Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.58 (c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit Number	Exhibit

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

(k)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008, incorporated by reference to Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(l) Form of Restricted Stock Unit Grant Agreement for 2008, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008.

(m) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2009.

(n) Form of Restricted Stock Unit Award Agreement for 2009.

(o) Form of Performance Share Award Agreement for 2009.

10.3*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, effective January 1, 2009.

10.4*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective January 1, 2009.

10.5*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.6*	WellPoint Directed Executive Compensation Plan, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.7*	WellPoint, Inc. Board of Directors Compensation Program, as amended May 21, 2008, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on July 23, 2008.

10.8*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009.

10.9*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit Number	Exhibit

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

10.10*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.11*	Employment Agreement by and between WellPoint, Inc. and Larry C. Glasscock, dated as of December 28, 2005, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.12*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007.

(a) Amendment to Employment Agreement between WellPoint, Inc. and Angela F. Braly effective as of January 1, 2009.

10.13*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (with respect to Section 5(c) only), incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.14*

(a)    Form of Employment Agreement between the Company and each of the following: Randal Brown; Ken R. Goulet; Randall Lewis; and, Samuel R. Nussbaum, M.D., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)    Form of Employment Agreement between the Company and each of the following: Lori Beer; Wayne S. DeVeydt; and, Brian Sassi, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (See Exhibit A).

Exhibit Number	Exhibit

(c)    Form of Employment between the Company and each of the following: John Cannon; Bradley M. Fluegel; Dijuana Lewis; Cynthia S. Miller; and, Martin L. Miller, incorporated by reference to Exhibit 10.27(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (see Exhibit A).

10.15	Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16	Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17	Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004.

10.18	Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Blue Cross of California, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.19	Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

10.20	Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997.

10.21	Settlement Agreement, dated as of July 11, 2005, by and among the Company, the Representative Plaintiffs, the Signatory Medical Societies and Class Counsel, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22*	2008 Annual Salary Information for Chief Executive Officer and Named Executive Officers.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.