Form 10-Q
period 2009-03-31
WELLPOINT INC
filed 2009-04-22
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16751

WELLPOINT, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 MONUMENT CIRCLE; INDIANAPOLIS, INDIANA	46204-4903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (317) 488-6000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  [X]  No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [    ]  No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2009
Common Stock, $0.01 par value	484,639,194 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2009

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,378.1	$2,183.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,664.6 and $1,538.6)	1,774.2	1,564.8
Equity securities (cost of $951.9 and $1,293.0)	810.3	1,088.0
Other invested assets, current	16.8	23.6
Accrued investment income	164.6	172.8
Premium and self-funded receivables	3,525.4	3,042.9
Other receivables	1,400.5	1,373.9
Income tax receivable	–	159.9
Securities lending collateral	461.6	529.0
Deferred tax assets, net	730.8	779.0
Other current assets	1,220.9	1,212.2

Total current assets	12,483.2	12,130.0
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $13,031.7 and $12,401.3)	12,537.1	11,808.4
Equity securities (cost of $33.8 and $34.7)	29.0	30.7
Other invested assets, long-term	705.3	703.2
Property and equipment, net	1,051.8	1,054.5
Goodwill	13,460.3	13,461.3
Other intangible assets	8,761.7	8,827.2
Other noncurrent assets	386.4	387.9

Total assets	$49,414.8	$48,403.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,168.0	$6,184.7
Reserves for future policy benefits	63.4	64.5
Other policyholder liabilities	1,677.7	1,626.8

Total policy liabilities	7,909.1	7,876.0
Unearned income	1,153.1	1,087.7
Accounts payable and accrued expenses	3,003.6	2,856.5
Income taxes payable	196.0	–
Security trades pending payable	27.8	5.8
Securities lending payable	474.1	529.0
Short-term borrowings	100.0	98.0
Current portion of long-term debt	710.5	909.7
Other current liabilities	1,766.6	1,657.6

Total current liabilities	15,340.8	15,020.3
Long-term debt, less current portion	8,527.1	7,833.9
Reserves for future policy benefits, noncurrent	662.8	664.7
Deferred tax liabilities, net	2,118.5	2,098.9
Other noncurrent liabilities	1,257.6	1,353.7

Total liabilities	27,906.8	26,971.5

Commitments and contingencies – Note 9

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 486,347,468 and 503,230,575	4.8	5.0
Additional paid-in capital	16,278.1	16,843.0
Retained earnings	5,970.6	5,479.4
Accumulated other comprehensive loss	(745.5)	(895.7)

Total shareholders’ equity	21,508.0	21,431.7

Total liabilities and shareholders’ equity	$49,414.8	$48,403.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended March 31
	2009	2008
Revenues
Premiums	$14,203.2	$14,234.4
Administrative fees	941.5	969.6
Other revenue	154.0	162.6

Total operating revenue	15,298.7	15,366.6
Net investment income	197.1	232.7
Net realized losses on investments	(352.5)	(45.6)

Total revenues	15,143.3	15,553.7

Expenses
Benefit expense	11,588.2	12,116.5
Selling, general and administrative expense:
Selling expense	432.0	444.3
General and administrative expense	1,933.1	1,804.3

Total selling, general and administrative expense	2,365.1	2,248.6
Cost of drugs	112.4	118.9
Interest expense	116.1	119.0
Amortization of other intangible assets	67.9	71.5

Total expenses	14,249.7	14,674.5

Income before income tax expense	893.6	879.2
Income tax expense	313.2	291.1

Net income	$580.4	$588.1

Net income per share
Basic	$1.17	$1.08

Diluted	$1.16	$1.07

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Three Months Ended March 31
	2009	2008
Operating activities
Net income	$580.4	$588.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments	352.5	45.6
Loss on disposal of assets	0.3	0.2
Deferred income taxes	(10.5)	(6.0)
Amortization, net of accretion	109.6	118.9
Depreciation expense	26.1	25.8
Share-based compensation	24.8	37.0
Excess tax benefits from share-based compensation	(0.7)	(11.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(486.1)	(454.0)
Other invested assets	13.8	22.3
Other assets	(7.5)	(135.8)
Policy liabilities	31.2	502.1
Unearned income	65.4	36.4
Accounts payable and accrued expenses	120.3	(48.3)
Other liabilities	16.8	23.6
Income taxes	347.1	289.0
Other, net	8.5	7.4

Net cash provided by operating activities	1,192.0	1,041.2

Investing activities
Purchases of fixed maturity securities	(2,051.0)	(1,742.9)
Proceeds from fixed maturity securities:
Sales	869.5	1,938.8
Maturities, calls and redemptions	289.5	642.7
Purchases of equity securities	(31.3)	(744.9)
Proceeds from sales of equity securities	168.4	377.4
Purchases of other invested assets	(18.8)	(61.8)
Proceeds from sales of other invested assets	0.9	18.3
Changes in securities lending collateral	54.9	97.5
Purchases of subsidiaries, net of cash acquired	(1.1)	(0.4)
Purchases of property and equipment	(68.9)	(79.0)
Proceeds from sales of property and equipment	0.2	4.5
Other, net	(3.2)	–

Net cash (used in) provided by investing activities	(790.9)	450.2

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(273.1)	188.1
Repayment of long-term borrowings	(228.1)	(2.7)
Proceeds from long-term borrowings	990.3	–
Net proceeds from short-term borrowings	2.0	–
Changes in securities lending payable	(54.9)	(97.5)
Changes in bank overdrafts	19.5	144.7
Repurchase and retirement of common stock	(681.2)	(2,008.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	17.9	57.7
Excess tax benefits from share-based compensation	0.7	11.1

Net cash used in financing activities	(206.9)	(1,707.2)

Change in cash and cash equivalents	194.2	(215.8)
Cash and cash equivalents at beginning of period	2,183.9	2,767.9

Cash and cash equivalents at end of period	$2,378.1	$2,552.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Net income	–	–	–	580.4	–	580.4
Change in net unrealized losses on investments	–	–	–	–	152.6	152.6
Change in net unrealized losses on cash flow hedges	–	–	–	–	(2.2)	(2.2)
Change in net periodic pension and postretirement costs	–	–	–	–	(0.2)	(0.2)

Comprehensive income						730.6
Repurchase and retirement of common stock	(17.7)	(0.2)	(591.8)	(89.2)	–	(681.2)
Issuance of common stock under employee stock plans, net of related tax benefits	0.8	–	26.9	–	–	26.9

March 31, 2009	486.3	$4.8	$16,278.1	$5,970.6	$(745.5)	$21,508.0

January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	–	–	–	588.1	–	588.1
Change in net unrealized gains on investments	–	–	–	–	(161.3)	(161.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.1)	(0.1)
Change in net periodic pension and postretirement costs	–	–	–	–	(0.8)	(0.8)

Comprehensive income						425.9
Repurchase and retirement of common stock	(29.7)	(0.3)	(988.1)	(1,020.2)	–	(2,008.6)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	–	97.7	–	–	97.7
Adoption of EITF 06-4	–	–	–	(1.3)	–	(1.3)

March 31, 2008	528.0	$5.3	$17,550.7	$3,954.2	$(6.1)	$21,504.1

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2009

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of medical membership in the United States, serving 34.6 medical members as of March 31, 2009. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 have been recorded. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to net realized losses on investments. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. We recorded realized losses from other-than-temporary impairments of $305.0 and $76.9 for the three months ended March 31, 2009 and 2008, respectively. There were no individually significant other-than-temporary impairments of investments by issuer during the three months ended March 31, 2009. As of March 31, 2009, we had approximately $933.6 of gross unrealized losses on investments recognized in accumulated other comprehensive income, $773.8 of which related to fixed maturity securities and $159.8 of which related to equity securities. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP will be effective for us for the quarter ending June 30, 2009. We are currently evaluating the impact of adopting the FSP.

4.  Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, Fair Value Measurements, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A summary of fair value measurements by level for assets measured at fair value on a recurring basis is as follows:

	Level I	Level II	Level III	Total
March 31, 2009:
Cash equivalents	$1,864.7	$–	$–	$1,864.7
Investments available-for-sale:
Fixed maturity securities	536.1	13,458.5	316.8	14,311.4
Equity securities	788.9	43.8	6.6	839.3
Other invested assets, current	16.8	–	–	16.8
Securities lending collateral	208.4	253.2	–	461.6
Derivatives (reported with other noncurrent assets)	–	112.1	–	112.1

Total	$3,414.9	$13,867.6	$323.4	$17,605.9

December 31, 2008:
Cash equivalents	$1,544.0	$–	$–	$1,544.0
Investments available-for-sale:
Fixed maturity securities	309.9	12,716.8	346.5	13,373.2
Equity securities	1,029.7	77.8	11.2	1,118.7
Other invested assets, current	23.6	–	–	23.6
Securities lending collateral	235.5	293.5	–	529.0
Derivatives (reported with other noncurrent assets)	–	122.1	–	122.1

Total	$3,142.7	$13,210.2	$357.7	$16,710.6

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Three Months Ended March 31, 2009:
Beginning balance at January 1, 2009	$346.5	$11.2	$357.7
Total gains (losses)
Realized in net income	(32.9)	(0.4)	(33.3)
Unrealized in accumulated other comprehensive income	4.0	0.7	4.7
Purchases, sales, issuances and settlements, net	(18.5)	(4.9)	(23.4)
Transfers into Level III	18.9	–	18.9
Transfers out of Level III	(1.2)	–	(1.2)

Ending balance at March 31, 2009	$316.8	$6.6	$323.4

Change in unrealized gains (losses) included in net income related to assets still held for the three months ended March 31, 2009	$–	$–	$–

Three Months Ended March 31, 2008:
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total gains (losses)
Realized in net income	–	–	–
Unrealized in accumulated other comprehensive income	–	–	–
Purchases, sales, issuances and settlements, net	–	–	–
Transfers into Level III	257.0	–	257.0

Ending balance at March 31, 2008	$257.9	$6.1	$264.0

Change in unrealized gains (losses) included in net income related to assets still held for the three months ended March 31, 2008	$–	$–	$–

During the first quarter of 2009 and 2008, certain mortgage-backed and asset-backed securities were thinly traded due to concerns in the securities markets and resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 will not have an impact on our consolidated financial position and results of operations.

5.  Income Taxes

As of March 31, 2009, as further described below, certain of our tax years are being examined by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of March 31, 2009, the examinations of our 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to pre-acquisition companies that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During the three months ended March 31, 2009 and 2008, we recognized income tax expense of $313.2 and $291.1, respectively, which represents effective tax rates of 35.0% and 33.1%, respectively. The 190 basis point increase in the effective tax rate in 2009 was primarily due to settlements of audit issues and associated amounts during 2008. Our anticipated full year effective tax rate is expected to be 35.2%, based on our projections, and includes the anticipated impact of recently adopted New York legislation. During April 2009, the New York state legislature passed provisions, retroactive to January 1, 2009, that will require us to pay additional premium taxes in that state while reducing state income tax payments.

6.  Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted FAS 161 on January 1, 2009. The adoption of FAS 161 did not have an impact on our consolidated financial position and results of operations.

In accordance with FAS 133, all investments in derivatives are recorded as assets or liabilities at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy.

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management, which includes rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts, which are used to lock interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At March 31, 2009, we believe there were no material concentrations of credit risk with any individual counterparty.

Our derivative agreements do not contain any credit support provisions that require us to post collateral if there are declines in the derivative value or our credit rating.

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates and equity prices may affect the fair value of derivatives. The fair values generally represent the estimated amounts that we would expect to receive or pay upon termination of the contracts at the reporting date. Fair values of options embedded in convertible debt securities are generally based on quoted market prices in active markets. Fair values of interest rate swaps are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments at March 31, 2009 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
Hedging instruments
Swaps	$880.0	Other noncurrent assets	$112.1	$–

Non-hedging instruments
Derivatives embedded in convertible debt securities	301.5	Fixed maturity securities	52.9	–
Credit default swaps	13.6	Fixed maturity securities	3.8	–
Options	–	Equity securities	0.2	–
Futures	–	Equity securities	4.2	–

Subtotal non-hedging	315.1		61.1	–

Total derivatives	$1,195.1		$173.2	$–

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

During the year ended December 31, 2005, we entered into two fair value hedges with a total notional value of $660.0, which was subsequently reduced to $440.0 during 2008. The first hedge is a $240.0 notional amount interest rate swap agreement to exchange a fixed 6.800% rate for a LIBOR-based floating rate and expires on August 1, 2012. The second hedge is a $200.0 notional amount interest rate swap agreement to exchange a fixed 5.000% rate for LIBOR-based floating rate and expires December 15, 2014.

A summary of the effect of fair value hedges on our income statement for the three months ended March 31, 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Swaps	Interest expense	$8.1	Fixed rate debt	Interest expense	$(8.1)

Cash Flow Hedges

In January 2009, we entered into forward starting pay fixed swaps with an aggregate notional amount of $800.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities issued in February 2009. These swaps were terminated in February 2009, and we paid a net $3.2, the net fair value at the time of termination. In addition, we recorded a loss of $2.1, net of tax, in other comprehensive income. Following the February 5, 2009 issuance of debt securities, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense. In addition, we have amounts recorded in accumulated other comprehensive income for certain forward starting pay fixed swaps that were terminated in prior years. The hedged debt securities have maturity dates ranging from 2009 to 2036.

The unrecognized losses for all cash flow hedges included in accumulated other comprehensive income at March 31, 2009 and December 31, 2008 were $10.7 and $8.5, respectively. As of March 31, 2009, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.3.

A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2009 is as follows:

	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Type of Cash Flow Hedge				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Forward starting pay fixed swaps	$ (3.2)	Interest expense	$0.1	None	$–

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the three months ended March 31, 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Derivatives embedded in convertible debt securities	Net realized gain (loss) on investments	$9.4
Credit default swaps	Net realized gain (loss) on investments	2.0
Options	Net realized gain (loss) on investments	2.8
Futures	Net realized gain (loss) on investments	(3.4)

Total		$10.8

7.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended March 31, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5.5	$7.6	$1.8	$1.5
Interest cost	22.7	24.9	7.9	8.2
Expected return on assets	(35.5)	(38.7)	(0.6)	(0.9)
Recognized actuarial loss	0.6	–	1.7	1.3
Amortization of prior service credit	(0.2)	(0.2)	(2.4)	(2.4)

Net periodic benefit (credit) cost	$ (6.9)	$ (6.4)	$8.4	$7.7

For the year ending December 31, 2009, no material contributions are expected to be necessary to meet the Employee Retirement Income Securities Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three months ended March 31, 2009.

8.  Debt

In March 2009, we repurchased $400.0 of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash of $199.3 to repurchase the notes, which have a remaining carrying value of $342.2 at March 31, 2009 and are classified in current portion of long-term debt.

On February 5, 2009, we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under our shelf registration statement. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of current maturities of long-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2009 or during the three months then ended. At March 31, 2009, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2009, we had $624.5 outstanding under this program. Commercial paper borrowings have been classified as long-term debt at March 31, 2009 and December 31, 2008 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member of the Federal Home Loan Bank of Indianapolis, or FHLBI, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in FHLBI common stock. Our investment in FHLBI common stock at March 31, 2009 totaled $5.0, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At March 31, 2009, $100.0 of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $123.4 at March 31, 2009 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

9.  Commitments and Contingencies

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

Prior to the acquisition of WellPoint Health Networks Inc., or WHN, the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, John Hancock entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed a notice of appeal with the Seventh Circuit Court of Appeals. The matter has been fully briefed and is pending before the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

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

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York. On February 18, 2009, we announced that we have reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We have agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also have agreed to contribute $10.0 towards the funding of a not-for profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. The settlement will not have a material effect on our consolidated financial position or results of operations.

We currently are a defendant in five putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was brought in March 2002 by the American Dental Association and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The suit is currently pending in the United States District Court for the District of New Jersey. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The third lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The suit is currently pending in the United States District Court for the Central District of California. The fourth lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. The fifth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business transacted, arising out of our operations, our 2001 demutualization and our revision of earnings guidance in 2008, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations and Commitments

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at March 31, 2009 was $440.0 over a seven year period.

We have entered into certain agreements with International Business Machines Corporation to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at March 31, 2009 is approximately $822.6 over a four year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

10.  Capital Stock

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 shares at an average per share price of $38.55, for an aggregate cost of $681.2. During the three months ended March 31, 2008, we repurchased and retired approximately 29.7 shares at an average per share price of $67.64, for an aggregate cost of $2,008.6. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 5, 2009, our Board of Directors authorized an increase of $1,500.0 in our stock repurchase program. As of March 31, 2009, $1,841.0 remained authorized for future repurchases. Subsequent to March 31, 2009, we repurchased and retired approximately 1.7 shares for an aggregate cost of approximately $66.2, leaving approximately $1,774.8 for authorized future repurchases at April 15, 2009. Our stock purchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	24.2	$62.36
Granted	6.7	30.15
Exercised	(0.3)	20.41
Forfeited or expired	(0.5)	68.34

Outstanding at March 31, 2009	30.1	55.43	5.8	$90.1

Exercisable at March 31, 2009	18.1	60.25	5.2	$33.8

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2009 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2009	1.3	$71.15
Granted	3.8	30.19
Vested	(0.5)	30.32
Forfeited	–	–

Nonvested at March 31, 2009	4.6	36.69

11.  Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31
	2009	2008
Denominator for basic earnings per share – weighted average shares	496.0	542.7
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	2.2	4.9

Denominator for diluted earnings per share	498.2	547.6

During the three months ended March 31, 2009 and 2008, weighted average shares related to certain stock options of 21.1 and 11.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2009, we issued approximately 3.8 restricted stock units under our stock incentive plans, 0.7 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2009. The 0.7 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

12.  Segment Information

Based on our organizational structure, we are organized around three reportable segments: Commercial, Consumer and Other. Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

On April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4,675.0, consisting of at least $3,275.0 in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the transaction. The transaction is expected to close in the second half of 2009, subject to, customary closing conditions, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required regulatory approvals. Our NextRx subsidiaries, for purposes of this transaction, had total assets of $1.7 billion at both March 31, 2009 and December 31, 2008, and total liabilities of $1.1 billion at both March 31, 2009 and December 31, 2008. Assets primarily include rebates receivable from pharmaceutical manufacturers, intercompany receivables and prescription drug inventories. Liabilities primarily include rebates payable, both to WellPoint affiliated health plans as well as other unaffiliated health plans.

As of December 31, 2008, we had a liability of $36.7 for future payments of employee termination costs related to cost-reduction initiatives implemented during 2008. We released $1.6 of the liability and made payments of $4.3 during the three months ended March 31, 2009 related to these employee termination costs. As of March 31, 2009, a liability of $30.8 remained for future payments of employee termination costs.

Financial data by reportable segment for the three months ended March 31, 2009 and 2008 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2009
Operating revenue from external customers	$9,367.5	$4,035.4	$1,895.8	$15,298.7
Intersegment revenue	–	–	715.2	715.2
Elimination of intersegment revenue	–	–	(715.2)	(715.2)
Operating gain	902.7	218.7	111.6	1,233.0

Three Months Ended March 31, 2008
Operating revenue from external customers	$9,488.2	$4,100.0	$1,778.4	$15,366.6
Intersegment revenue	–	–	613.5	613.5
Elimination of intersegment revenue	–	–	(613.5)	(613.5)
Operating gain (loss)	908.8	(120.2)	94.0	882.6

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31
	2009	2008
Reportable segments operating revenues	$15,298.7	$15,366.6
Net investment income	197.1	232.7
Net realized losses on investments	(352.5)	(45.6)

Total revenues	$15,143.3	$15,553.7

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31
	2009	2008
Reportable segments operating gain	$1,233.0	$882.6
Net investment income	197.1	232.7
Net realized losses on investments	(352.5)	(45.6)
Interest expense	(116.1)	(119.0)
Amortization of other intangible assets	(67.9)	(71.5)

Income before income tax expense	$893.6	$879.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – March 31, 2009 Compared to March 31, 2008

V.	Cost of Care

VI.	Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008 and the MD&A included in our 2008 Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2009 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2009 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2009.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 34.6 million medical members as of March 31, 2009. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2009 was $15.3 billion, a decrease of $0.1 billion, or less than 1%, over the three months ended March 31, 2008. This decrease was primarily due to fully-insured membership declines in our Local Group and UniCare businesses and our exit from the Ohio Medicaid programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the Federal Employees Program, or FEP.

Net income for the three months ended March 31, 2009 was $580.4 million, a 1% decrease over the three months ended March 31, 2008. The decline in net income was primarily driven by net realized losses on investments and increased administrative expense, partially offset by improvements in benefit expense. Our fully-diluted earnings per share, or EPS, was $1.16 for the three months ended March 31, 2009, which included $0.46 per share of net realized investment losses and was an 8% increase over the EPS of $1.07 for the three months ended March 31, 2008. The increase in EPS resulted primarily from the lower number of shares outstanding in 2009 due to share buy back activity under our share repurchase program, partially offset by slightly lower net income.

Operating cash flow for the three months ended March 31, 2009 was $1.2 billion, or 2.0 times net income. Operating cash flow for the three months ended March 31, 2008 was $1.0 billion, or 1.8 times net income. The increase in operating cash flow from 2008 was driven primarily by decreased incentive compensation payments and decreased tax payments, partially offset by a slight increase in claims payments.

II.	Overview

We manage our operations through three reportable segments: Commercial; Consumer; and Other.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service plans, or POS plans; as well as a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs.

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

III.	Significant Transactions

Announcement to Sell PBM Operations

On April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction.

The Express Scripts transaction is expected to close in the second half of 2009, subject to, customary closing conditions, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required regulatory approvals.

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans, managing benefits for approximately 4.0 million members as of March 31, 2009. DeCare provides services directly and through partnerships and administrative agreements with 10 dental insurance brands, primarily as a third party administrator. DeCare also operates DeCare Systems Ireland, which offers custom enterprise software solutions, e-business applications and application performance tuning and is also the first American company to offer dental benefits in Ireland as Vhi DeCare Dental.

The acquisition will be accounted for using the purchase method of accounting. Accordingly, the results of operations of DeCare will be included in our consolidated results for periods following April 9, 2009.

Bond Issue

On February 5, 2009 we issued $400.0 million of 6.000% notes due 2014 and $600.0 million of 7.000% notes due 2019 under our shelf registration statement. The proceeds from this debt issuance are expected to be used for general corporate purposes, including, but not limited to, repayment of the current maturities of long-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

Suspension by The Centers for Medicare and Medicaid Services

Over the past several months, we have been working with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. Where appropriate, our proposed action plans have been reviewed and accepted by CMS. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures. On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new patients in our Medicare Advantage and Medicare Part D prescription drug plans until remediation efforts have been fully implemented and confirmed. This decision does not affect our current members enrolled in our Medicare products. We are in the process of validating our remediation efforts with CMS.

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 million shares at an average share price of $38.55, for an aggregate cost of $681.2 million. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of March 31, 2009, $1.8 billion remained authorized for future repurchases. Subsequent to March 31, 2009, we repurchased and retired approximately 1.7 million shares for an aggregate cost of approximately $66.2 million, leaving approximately $1.8 billion for authorized future repurchases at April 15, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

IV.	Membership – March 31, 2009 Compared to March 31, 2008

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas.

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

•

Beginning January 1, 2008, we revised our definition of National accounts to correspond with our current organizational structure. National Accounts customers now are generally multi-state employer groups primarily headquartered in a WellPoint service area with 2,500 or more eligible employees, of which at least 5% are located outside of the headquarter state. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products.

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

•	State-Sponsored membership represents eligible members with State-Sponsored managed care alternatives in Medicaid and State Children’s Health Insurance Plan programs.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2009 and 2008. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands) Medical Membership	2009	2008	Change	% Change
Customer Type
Local Group	16,071	16,691	(620)	(4)%
Individual	2,235	2,368	(133)	(6)
National:
National Accounts	7,034	6,743	291	4
BlueCard	4,836	4,726	110	2

Total National	11,870	11,469	401	3
Senior	1,256	1,301	(45)	(3)
State-Sponsored	1,742	2,158	(416)	(19)
FEP	1,385	1,386	(1)	0

Total Medical Membership by Customer Type	34,559	35,373	(814)	(2)

Funding Arrangement
Self-Funded	18,646	18,354	292	2
Fully-Insured	15,913	17,019	(1,106)	(6)

Total Medical Membership by Funding Arrangement	34,559	35,373	(814)	(2)

Reportable Segment
Commercial	28,141	28,421	(280)	(1)
Consumer	5,033	5,566	(533)	(10)
Other	1,385	1,386	(1)	0

Total Medical Membership by Reportable Segment	34,559	35,373	(814)	(2)

Other Membership
Behavioral Health	23,525	23,373	152	1
Life and Disability	5,470	5,594	(124)	(2)
Dental	4,374	4,805	(431)	(9)
Vision	2,782	2,542	240	9
Medicare Part D	1,705	1,836	(131)	(7)

PBM Prescription Volume Paid (Quarterly)
Retail Scripts	59,391	61,722	(2,331)	(4)
Mail Order Scripts[1]	6,269	6,601	(332)	(5)
Specialty Pharmacy Scripts	200	146	54	37

Total Scripts	65,860	68,469	(2,609)	(4)

[1]

Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of approximately 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended March 31, 2009, total medical membership decreased approximately 814,000, or 2%, primarily due to decreases in Local Group, State-Sponsored and Individual businesses, partially offset by increases in our National Accounts and BlueCard membership.

Self-funded medical membership increased 292,000, or 2%, primarily due to an increase in self-funded National Account membership resulting from additional sales, BlueCard growth and ongoing conversions to self-funded arrangements, partially offset by the loss of the Connecticut Medicaid program and declines in self-funded Local Group membership.

Fully-insured membership decreased by 1,106,000 members, or 6%, primarily due to declines in fully-insured Local Group membership, our exit from the Ohio Medicaid programs and ongoing conversions to self-funded arrangements.

Local Group membership decreased 620,000, or 4%, primarily due to membership declines in our BCBSA-branded business, particularly in California, and the loss of members in our UniCare business.

Individual membership decreased 133,000, or 6%, due to competitive pricing pressures and overall economic conditions. The decline was evenly distributed between our UniCare and BCBSA-branded businesses.

National Accounts membership increased 291,000, or 4%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses due to the recent economic downturn.

BlueCard membership increased 110,000, or 2%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership decreased 45,000, or 3%, primarily due to the loss of membership at UniCare resulting from product portfolio changes with Medicare Advantage plans.

State-Sponsored membership decreased 416,000, or 19%, primarily due to our exit from the Ohio Medicaid programs and the loss of the Connecticut Medicaid program.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by growth in our medical membership.

Behavioral health membership increased 152,000, or 1%, primarily due to new sales of our employee assistance programs, which include behavioral health products.

Life and disability membership decreased 124,000, or 2%, primarily due to overall membership declines from a very competitive marketplace, reduction of members following employment declines at certain large customers and lapse due to the current economic environment. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 431,000, or 9%, primarily due to the loss of several large customers and sales continuing to lag due to a slowing economy.

Vision membership increased 240,000, or 9%, primarily due to continued market penetration of our Blue View vision product.

Medicare Part D membership decreased 131,000, or 7%, primarily due to decreases in standalone external Medicare Part D products.

PBM Prescription Volume

Prescription volume in our PBM companies decreased by 2,609,000, or 4%, due to a decrease in retail scripts resulting from lower membership and lower utilization of our mail order business resulting primarily from the current economic conditions and the exit from a joint venture in the Northeast.

V. Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2009 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe our 2009 cost of care trend estimate of 8.0%, plus or minus 50 basis points, is appropriate.

Overall, our medical cost trend continued to be driven by unit costs. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. These unit cost increases were driven partially by elevated average case acuity (intensity) as well as rate increases with hospitals. Continued re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. Key efforts in managing unit cost trends include enterprise-wide enhanced 360º Health care management programs as well as more focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease and end-stage renal disease cases. New pilot programs are being introduced for readmission management as well as focused utilization management at high cost facilities. Inpatient admission counts (per thousand members) remained relatively flat compared to the prior year.

Cost trends for outpatient services were in the low double digit range. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. The cost increases were primarily driven by higher per visit costs with a much smaller contribution from utilization increases. Price increases within certain provider contracts as well as more procedures being performed during each visit, particularly emergency room visits, continued to apply upward pressure on per visit costs. Key efforts to mitigate cost per visit trends include encouraging appropriate utilization of outpatient services, more specifically, emergency room management programs and initiatives to help optimize site of service decisions. We continued to see the positive impact of our expanding radiology management services through our American Imaging Management, Inc., or AIM, subsidiary. Incorporating their technology allows us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need. Additionally, we are mitigating trend increases by expanding AIM’s platform to nuclear cardiology management and specialty pharmacy reviews.

Physician services trend was in the mid-single digit range and was approximately 50% cost driven and 50% utilization driven. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid-single digit range and was approximately 70% unit cost (cost per prescription) related and 30% utilization (prescriptions per member per year) driven. The increased use of specialty drugs was a primary driver of the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Our PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increases in cost per prescription were mitigated by increases in our generic usage rates, benefit plan design changes, and continued management of contracting arrangements and fee schedules.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. Expansion continues on 360º Health, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource. 360º Health assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. Additionally, our Resolution Health subsidiary is allowing us to fully integrate their suite of products to extend the range and quality of services for our members, as well as members across the health plan system. As a leading data analytics-driven personal health care guidance company, Resolution Health continues to expand its efforts to improve healthcare quality and reduce healthcare costs. In addition to these efforts, we are broadening our specialty pharmacy programs and continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.	Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Our consolidated results of operations for the three months ended March 31, 2009 and 2008 are discussed in the following section.

	Three Months Ended March 31		$ Change	% Change
(In millions, except per share data)	2009	2008
Premiums	$14,203.2	$14,234.4	$(31.2)	0%
Administrative fees	941.5	969.6	(28.1)	(3)
Other revenue	154.0	162.6	(8.6)	(5)

Total operating revenue	15,298.7	15,366.6	(67.9)	0
Net investment income	197.1	232.7	(35.6)	(15)
Net realized losses on investments	(352.5)	(45.6)	(306.9)	NM	[1]

Total revenues	15,143.3	15,553.7	(410.4)	(3)
Benefit expense	11,588.2	12,116.5	(528.3)	(4)
Selling, general and administrative expense:
Selling expense	432.0	444.3	(12.3)	(3)
General and administrative expense	1,933.1	1,804.3	128.8	7

Total selling, general and administrative expense	2,365.1	2,248.6	116.5	5
Cost of drugs	112.4	118.9	(6.5)	(5)
Interest expense	116.1	119.0	(2.9)	(2)
Amortization of other intangible assets	67.9	71.5	(3.6)	(5)

Total expenses	14,249.7	14,674.5	(424.8)	(3)

Income before income tax expense	893.6	879.2	14.4	2
Income tax expense	313.2	291.1	22.1	8

Net income	$580.4	$588.1	$(7.7)	(1)

Average diluted shares outstanding	498.2	547.6	(49.4)	(9)%
Diluted net income per share	$1.16	$1.07	$0.09	8%
Benefit expense ratio[2]	81.6%	85.1%		(350	)bp3
Selling, general and administrative expense ratio[4]	15.5%	14.6%		90	bp3
Income before income taxes as a percentage of total revenue	5.9%	5.7%		20	bp3
Net income as a percentage of total revenue	3.8%	3.8%		0	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $31.2 million, or less than 1%, to $14.2 billion in 2009, primarily due to membership declines in our Local Group and UniCare businesses and our exit from the Ohio Medicaid programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees decreased $28.1 million, or 3%, to $941.5 million in 2009, primarily due to lower revenues in our BlueCard and NGS Medicare businesses, partially offset by self-funded membership growth in National Accounts.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue decreased $8.6 million, or 5%, to $154.0 million in 2009, primarily due to decreased mail order script volume from third parties, partially offset by increased prescription volume in our specialty pharmacy companies.

Net investment income decreased $35.6 million, or 15%, to $197.1 million in 2009, primarily resulting from reduced investment balances and lower yields on short-term investments.

A summary of our net realized losses on investments for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31
(In millions)	2009	2008	$ Change
Net realized (losses) gains from the sale of fixed maturity securities	$(9.9)	$8.6	$(10.1)
Net realized (losses) gains from the sale of equity securities	(37.3)	22.1	(51.2)
Other-than-temporary impairments – equity securities	(169.7)	(43.7)	(126.0)
Other-than-temporary impairments – interest rate related fixed maturity securities	(8.3)	(4.6)	(3.7)
Other-than-temporary impairments – credit related fixed maturity securities	(127.0)	(28.6)	(98.4)
Other realized (losses) gains on investments	(0.3)	0.6	(17.5)

Net realized losses on investments	$(352.5)	$(45.6)	$(306.9)

Net realized losses in 2009 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, primarily due to deterioration in credit ratings. Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities, partially offset by net realized gains from the sale of equity and fixed maturity securities, as well as other realized gains. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $528.3 million, or 4%, to $11.6 billion in 2009, primarily due to fully-insured membership declines in our Local Group and UniCare businesses, lower benefit expense in our Medicare Advantage and Medicare Part D businesses and our exit from the Ohio Medicaid programs. The lower benefit expense in Medicare Advantage and Medicare Part D in 2009 resulted from less favorable prior year reserve development in the first quarter of 2008 as compared to the first quarter of 2009. These decreases were partially offset by increases in benefit costs in our Local Group and FEP businesses. We receive reimbursement for FEP costs plus a fee.

Our benefit expense ratio decreased 350 basis points to 81.6% in 2009, due to improvements in both our Consumer and Commercial segments. The benefit expense ratio decline in our Consumer segment was primarily driven by benefit expense in our Medicare Advantage business as well as overall lower incurred medical costs in all other lines of business. The benefit expense ratio for Medicare Advantage improved as we implemented benefit design changes and modified pricing for 2009. Improvements in the Commercial segment’s benefit expense ratio were primarily due to our Local Group business. The year-over-year improvement in the Local Group benefit expense ratio was driven by less favorable prior year reserve development that was recognized in the first quarter of 2008.

Selling, general and administrative expense increased $116.5 million, or 5%, to $2.4 billion in 2009 primarily due to higher overall compensation costs, outside services and assessments required under the New York Deficit Reduction Plan and Budget passed into law in February 2009. These higher expenses were partially offset by lower advertising and selling expenses. Our selling, general and administrative expense ratio increased 90 basis points to 15.5% in 2009. The increase in our selling, general and administrative expense ratio was primarily due to the higher costs mentioned above.

Cost of drugs sold decreased $6.5 million, or 5%, to $112.4 million in 2009, primarily due to decreased mail order prescription volume, partially offset by increased prescription volume from third parties in our specialty pharmacy companies.

Interest expense decreased $2.9 million, or 2%, to $116.1 million in 2009, primarily due to a reduced use of commercial paper, mostly offset by the issuance of $1.0 billion of long-term debt in February 2009.

Amortization of other intangible assets decreased $3.6 million, or 5%, to $67.9 million in 2009, primarily due to reductions in amortization of certain intangibles acquired in prior years.

Income tax expense increased $22.1 million, or 8%, to $313.2 million in 2009. The effective tax rates in 2009 and 2008 were 35.0% and 33.1%, respectively. The 190 basis point increase in the effective tax rate in 2009 was primarily due to the settlement of audit issues and associated amounts in 2008. Our anticipated full year effective tax rate is expected to be 35.2%, based on our projections, and includes the anticipated impact of recently adopted New York legislation. During April 2009, the New York state legislature passed provisions, retroactive to January 1, 2009, that will require us to pay additional premium taxes in that state while reducing state income tax payments.

Our net income as a percentage of total revenue remained constant at 3.8% in 2009 as compared to 2008 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12 to our unaudited consolidated financial statements for the three months ended March 31, 2009 included in this Form 10-Q. The discussions of segment results for the three months ended March 31, 2009 and 2008 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2008 have been reclassified to conform to the 2009 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$9,367.5	$9,488.2	$ (120.7)	(1)%
Operating gain	$902.7	$908.8	$ (6.1)	(1)%
Operating margin	9.6%	9.6%		0	bp

Operating revenue decreased $120.7 million, or 1%, to $9.4 billion in 2009, primarily due to membership declines in our Local Group and UniCare businesses as well as revenue declines associated with our ancillary products, including dental and life and disability. These decreases were partially offset by premium rate increases for all medical lines of business and increased revenue for self-funded National business.

Operating gain decreased $6.1 million, or 1%, to $902.7 million in 2009 primarily due to higher administrative costs, including higher overall compensation costs. These higher administrative costs were partially offset by improved results in our Local Group business, including UniCare, primarily due to overall lower incurred medical costs in 2009 that resulted from the first quarter of 2008 having less favorable prior year reserve development than the first quarter of 2009.

The operating margin in 2009 remained constant at 9.6% primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$4,035.4	$4,100.0	$(64.6)	(2)%
Operating gain (loss)	$218.7	$(120.2)	$338.9	NM	[1]
Operating margin	5.4%	(2.9)%		830 bp

[1]	NM = Not meaningful

Operating revenue decreased $64.6 million, or 2%, to $4.0 billion in 2009, primarily due to our exit from the Ohio Medicaid programs and slight declines in our fully-insured Individual membership, partially offset by premium rate increases in all lines of business.

The Consumer segment had an operating gain of $218.7 million in 2009 compared to an operating loss of $120.2 million in 2008, or a change of $338.9 million, primarily due to improved results in our Medicare Advantage business as we implemented benefit design changes and modified pricing for 2009. In addition, overall lower incurred medical costs in all other lines of business added to the improved results. The overall lower incurred medical costs resulted from the first quarter of 2008 having less favorable prior year reserve development than the first quarter of 2009.

Other

Our Other segment’s summarized results of operations for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$1,895.8	$1,778.4	$117.4	7%
Operating gain	$111.6	$94.0	$17.6	19%

Operating revenue increased $117.4 million, or 7%, to $1.9 billion in 2009, primarily due to higher premiums in our FEP business, slightly offset by lower administrative fees in our NGS Medicare business.

Operating gain increased $17.6 million, or 19%, to $111.6 million in the first quarter of 2009. This increase was due to improved results in our PBM business, primarily with respect to our specialty pharmacy operations, and our disease management business.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our 2008 Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgment-based accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2009, this liability was $6.2 billion and represented 22% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $6.0 billion, of our total medical claims liability as of March 31, 2009; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $153.0 million, of the total medical claims liability as of March 31, 2009. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

For the most recent incurred months (generally the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors.”

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of March 31, 2009 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at March 31, 2009, the variability in months three to five was estimated to be between 60 and 140 basis points, while months six through twelve have much lower variability ranging from 10 to 40 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $247.0 million, in the March 31, 2009 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the March 31, 2009 incurred but not paid claim liability was the trend factors. In our analysis for the period ended March 31, 2009, there was a 1.2 percentage point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 15%, or approximately $942.0 million, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at March 31, 2009. As we look at the year-over-year claim trend for the prior period compared to the current period, the trend used in our reserve models has increased.

Note 11 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2009, as we believe insufficient data is available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we expect to provide this information in our second quarter, third quarter and annual filings.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of March 31, 2009, the examinations of our 2007, 2006, 2005 and 2004 tax years are being concluded by the Internal Revenue Service, or IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2009 was $13.5 billion and other intangible assets were $8.8 billion. The sum of goodwill and intangible assets represented 45% of our total consolidated assets and 103% of our consolidated shareholders’ equity at March 31, 2009.

We follow guidance provided by FAS 141R, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141R specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with FAS 142 for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market value approach. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analysis of WellPoint and other comparable companies.

We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2008, 2007 and 2006 and based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives).

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

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired. In addition, estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

For additional information, see Note 8 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our 2008 Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $15.2 billion at March 31, 2009 and represented 31% of our total consolidated assets at March 31, 2009. In accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. We classify our investments in available-for-sale fixed maturity securities as either current or noncurrent assets based on their contractual maturities. Certain investments, which we intend to sell within the next twelve months, are carried as current without regard to their contractual maturities. Additionally, certain of our investments, which are used to satisfy contractual, regulatory or other requirements, continue to be classified as long-term, without regard to contractual maturity. The unrealized gains or losses on both our current and long-term fixed maturity and equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to income. Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $705.3 million, or 1% of total consolidated assets, at March 31, 2009. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We review investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. If any declines are determined to be other-than-temporary, we charge the losses to income when that determination is made. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $305.0 million and $76.9 million, respectively, for the three months ended March 31, 2009 and 2008. There were no individually significant other-than-temporary impairments of investments by issuer during the three months ended March 31, 2009. As of March 31, 2009, we had approximately $933.6 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $773.8 million of which related to fixed maturity securities and $159.8 million of which related to equity securities.

We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary impairments being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional, material other-than-temporary impairments may be recorded in future periods.

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

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $14.3 billion at March 31, 2009. The weighted-average credit rating of these securities was “AA” as of March 31, 2009. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $1.7 billion, $42.0 million and $7.3 million, respectively, that are guaranteed by third parties. With the exception of seven securities with a fair value of $34.2 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of March 31, 2009 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of March 31,2009 for the securities for which such information is available.

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

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FAS 157. Securities designated Level III at March 31, 2009 totaled $323.4 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed and asset-backed securities that have been thinly traded due to concerns in the securities markets and the resulting lack of liquidity. In addition, our Level III securities also include certain inverse floating rate securities that were not actively trading in their market. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 3 and 4 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Form 10-K.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2008). The selected discount rate for all plans is 5.64%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

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

For the year ending December 31, 2009, no material contributions are expected to be necessary to meet the Employee Retirement Income Securities Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to retirement benefit plans were made during the three months ended March 31, 2009.

At March 31, 2009 our consolidated pension liabilities were $226.9 million, including liabilities of $64.5 million for certain supplemental plans. We recognized consolidated pre-tax pension benefit of $6.9 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $539.9 million at March 31, 2009.

We recognized consolidated pre-tax other postretirement expense of $8.4 million and $7.7 million for the three months ended March 31, 2009 and 2008, respectively.

At our December 31, 2008 measurement date, the selected discount rate for all plans was 5.73%. We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our December 31, 2008 measurement dates was 8.00% for 2009 with a gradual decline to 5.00% by the year 2015. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported.

For additional information regarding retirement benefits, see Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our 2008 Form 10-K.

New Accounting Pronouncements

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FAS 161 was effective for us on January 1, 2009. The adoption of FAS 161 did not have an impact on our consolidated financial position or results of operations. For additional information regarding our disclosures about derivative instruments and hedging activities, see Note 6 to our unaudited consolidated financial statements for the three months ended March 31, 2009 included in this Form 10-Q.

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP will be effective for us for the quarter ending June 30, 2009. We are currently evaluating the impact of adopting the FSP.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 will not have an impact on our consolidated financial position and results of operations.

There were no other new accounting pronouncements issued during the first three months of 2009 that had a material impact on our financial position, operating results or disclosures.

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

We have a $2.5 billion commercial paper program. The commercial paper markets have experienced increased volatility and disruption, resulting in higher costs to issue commercial paper. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $2.4 billion of ordinary dividends from our subsidiaries during 2009, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
(In millions)	2009	2008
Cash flows provided by (used in):
Operating activities	$1,192.0	$1,041.2
Investing activities	(790.9)	450.2
Financing activities	(206.9)	(1,707.2)

Increase (decrease) in cash and cash equivalents	$194.2	$(215.8)

Liquidity – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

During the three months ended March 31, 2009, net cash flow provided by operating activities was $1,192.0 million, compared to $1,041.2 million for the three months ended March 31, 2008, an increase of $150.8 million. This increase resulted primarily from decreased incentive compensation payments and decreased tax payments, partially offset by a slight increase in claims payments.

Net cash flow used in investing activities was $790.9 million during the three months ended March 31, 2009, compared to $450.2 million of cash provided by investing activities for the three months ended March 31, 2008. The decrease in cash flow provided by investing activities of $1,241.1 million between the two periods primarily resulted from increases in net purchases of investments and decreases in securities lending collateral, partially offset by decreases in net purchases of property and equipment.

Net cash flow used in financing activities was $206.9 million during the three months ended March 31, 2009, compared to $1,707.2 million for the three months ended March 31, 2008. The decrease in cash flow used in financing activities of $1,500.3 million primarily resulted from decreases in the repurchase of common stock and increases in net proceeds from borrowings, including commercial paper and other long-term borrowings.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $18.3 billion at March 31, 2009. Since December 31, 2008, total cash, cash equivalents and investments, including long-term investments, increased by $0.9 billion primarily due to cash generated from operations and additional long-term borrowings.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At March 31, 2009, we held at the parent company approximately $1.0 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 30.3% as of March 31, 2009 and 29.2% as of December 31, 2008.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction. The Express Scripts transaction is expected to close in the second half of 2009, subject to, customary closing conditions, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and any other required regulatory approvals.

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

We are a member of the Federal Home Loan Bank of Indianapolis, or FHLBI, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBI, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBI, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings cannot exceed twenty times our investment in FHLBI common stock. Our investment in FHLBI common stock at March 31, 2009 totaled $5.0 million, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At March 31, 2009, $100.0 million of cash advances from the FHLBI was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $123.4 million at March 31, 2009 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2009 or during the three months then ended. At March 31, 2009, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $624.5 million of borrowings outstanding under this commercial paper program as of March 31, 2009. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.4 billion of ordinary dividends to be paid to the parent company during 2009. For the three months ended March 31, 2009, no dividends were paid by our subsidiaries.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 million shares at an average per share price of $38.55, for an aggregate cost of $681.2 million. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of March 31, 2009, we had $1.8 billion of authorization remaining under this program. Subsequent to March 31, 2009, we repurchased and retired approximately 1.7 million shares for an aggregate cost of approximately $66.2 million, leaving approximately $1.8 billion for authorized future repurchases at April 15, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending

December 31, 2009, no material required contributions are expected to be necessary to meet the ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2008, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section in our 2008 Form 10-K.

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

IX.  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in public filings with the U.S. Securities and Exchange Commission, or SEC, made by us; increased government participation in or regulation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding the Medicare Part C and Medicare Part D Prescription Drug benefits programs, including those related to CMS sanctions, potential uncollectability of receivables resulting from processing and/or verifying enrollment (including facilitated enrollment), inadequacy of underwriting assumptions, inability to receive and process correct information, uncollectability of premium from members, increased medical or pharmaceutical costs, and the underlying seasonality of the business; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; decreased revenues following the Express Scripts transaction; increased operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, that may be greater than expected following the Express Scripts transaction; our ability to consummate or realize the ultimate expected value of the Express Scripts transaction; the failure to receive regulatory approvals required for the Express Scripts transaction on the terms expected or on the anticipated schedule; our ability to meet expectations regarding the accounting and tax treatments of the Express Scripts transaction and the value of the Express Scripts transaction consideration; funding risks with respect to revenue received from participation in Medicare and Medicaid programs; non-compliance with the complex regulations imposed on Medicare and Medicaid programs; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations, that may negatively affect our investment portfolios and liquidity needs; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative affect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2008.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included in our 2008 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We continue the process of evaluating and implementing enhancements to certain internal controls within our Senior business in part in response to CMS’ requests for corrective action plans in connection with our temporary suspension from the marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription plans. While we are enhancing certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material Developments

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties have agreed to mediate most of these lawsuits and the mediation has resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance conducted investigations of the allegations. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 million fine. This settlement is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York. On February 18, 2009, we announced that we have reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We have agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also have agreed to contribute $10 million towards the funding of a not-for profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. The settlement will not have a material effect on our consolidated financial position or results of operations.

We currently are a defendant in five putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was brought in March 2002 by the American Dental Association and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The suit is currently pending in the United States District Court for the District of New Jersey. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The third lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The suit is currently pending in the United States District Court for the Central District of California. The fourth lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. The fifth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

There have been no other material developments with respect to our material legal proceedings that occurred during the three months ended March 31, 2009.

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

In addition to the lawsuits described above and in Note 9 to our unaudited consolidated financial statements for the three months ended March 31, 2009 included in this Form 10-Q, we are also involved in other pending and threatened litigation of the character incidental to our business transacted, arising out of our operations, our 2001 demutualization and our revision of earnings guidance in 2008, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A. RISK	FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K.

The risks associated with the proposed divestiture of our pharmacy benefit management operations may adversely affect our business and profitability.

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, for $4.675 billion. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the transaction. Risks associated with the proposed divestiture of our NextRx subsidiaries include the following:

•

we may be unable to close the transaction in a timely manner, or at all, because of delays in carving-out the PBM business, failure to obtain regulatory approvals or satisfy other closing requirements, which could result in substantial additional costs or could unfavorably affect the ultimate value of the sale;

•	we may be unable to realize the expected accounting and tax benefits of the transaction, which could unfavorably affect the ultimate value of the sale;

•

the divestiture and provision of transition services may disrupt our ongoing business, distract management, divert resources and create challenges in maintain our current customer service levels, business standards, controls and procedures, including complying with federal and state laws and regulations related to the operation of Internet and mail-service pharmacies;

•	we may experience a reduction in the number of customers and related PBM prescription volume;

•	pharmaceutical manufacturers, retail pharmacies, or other vendors or suppliers may seek to modify or terminate their business relationships with us;

•

a portion of the sale price may be paid in the form of Express Scripts common stock, which will expose us to fluctuations in Express Scripts’s stock price that could unfavorably affect the ultimate value of the sale;

•	Express Scripts’s systems may not interface properly with our systems, which could result in disruptions in operations;

•

as part of the long-term service contract, our members will become highly reliant on Express Scripts’s successful administration of our PBM business; if Express Scripts is unsuccessful, it could materially affect our relationship with our members; and

•	we may be unable to retain the existing employees of our PBM business or attract additional qualified employees to meet current and future needs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
January 1, 2009 to January 31, 2009	3,559,193	$39.40	3,557,800	$882
February 1, 2009 to February 28, 2009	5,971,645	41.83	5,971,300	632
March 1, 2009 to March 31, 2009	8,335,202	35.65	8,138,800	1,841

	17,866,040		17,667,900

[1]

Total number of shares purchased includes 198,140 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2009, we repurchased approximately 17.7 million shares at a cost of $681.2 million under the program. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. Remaining authorization under the program was $1.8 billion as of March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: A list of exhibits required to be filed as part of this Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC. Registrant

Date: April 22, 2009	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 22, 2009	By:	/s/ MARTIN L. MILLER
Martin L. Miller
Senior Vice President, Chief Accounting Officer and
Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 21, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.4*	(a) Amendment to the WellPoint, Inc. Executive Agreement Plan, effective as of April 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements.

E-1