Form 10-Q
period 2009-06-30
WELLPOINT INC
filed 2009-07-29
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 22, 2009
Common Stock, $0.01 par value	475,057,412 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2009

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,724.6	$2,183.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,825.4 and $1,538.6)	14,765.9	1,564.8
Equity securities (cost of $829.6 and $1,293.0)	851.1	1,088.0
Other invested assets, current	17.1	23.6
Accrued investment income	168.8	172.8
Premium and self-funded receivables	3,457.9	3,042.9
Other receivables	515.3	597.5
Income tax receivable	59.1	159.9
Securities lending collateral	325.2	529.0
Deferred tax assets, net	681.6	766.6
Other current assets	1,141.9	1,141.0
Current assets held for sale	1,292.9	1,193.3

Total current assets	25,001.4	12,463.3
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $232.0 and $12,401.3)	238.8	11,808.4
Equity securities (cost of $33.1 and $34.7)	29.9	30.7
Other invested assets, long-term	749.5	703.2
Property and equipment, net	1,038.2	1,016.5
Goodwill	13,308.9	13,296.2
Other intangible assets	8,612.8	8,697.6
Other noncurrent assets	364.8	387.3

Total assets	$49,344.3	$48,403.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,905.5	$6,184.7
Reserves for future policy benefits	61.3	64.5
Other policyholder liabilities	1,549.5	1,626.8

Total policy liabilities	7,516.3	7,876.0
Unearned income	1,066.9	1,080.8
Accounts payable and accrued expenses	2,754.0	2,856.5
Security trades pending payable	54.0	5.8
Securities lending payable	330.9	529.0
Short-term borrowings	100.0	98.0
Current portion of long-term debt	558.1	909.7
Other current liabilities	1,687.8	1,340.3
Current liabilities held for sale	274.3	374.4

Total current liabilities	14,342.3	15,070.5
Long-term debt, less current portion	8,513.7	7,833.9
Reserves for future policy benefits, noncurrent	659.9	664.7
Deferred tax liabilities, net	2,302.2	2,051.3
Other noncurrent liabilities	1,273.3	1,351.1

Total liabilities	27,091.4	26,971.5

Commitments and contingencies – Note 9

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 477,268,311 and 503,230,575	4.8	5.0
Additional paid-in capital	16,031.9	16,843.0
Retained earnings	6,639.5	5,479.4
Accumulated other comprehensive loss	(423.3)	(895.7)

Total shareholders’ equity	22,252.9	21,431.7

Total liabilities and shareholders’ equity	$49,344.3	$48,403.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues
Premiums	$14,123.3	$14,344.9	$28,326.5	$28,579.3
Administrative fees	976.8	966.0	1,918.3	1,935.6
Other revenue	165.7	166.1	319.7	328.7

Total operating revenue	15,265.8	15,477.0	30,564.5	30,843.6
Net investment income	205.7	217.6	402.8	450.3
Net realized gains (losses) on investments	15.7	93.2	(31.8)	124.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(107.8)	(121.0)	(412.8)	(197.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	33.8	–	33.8	–

Other-than-temporary impairment losses recognized in income	(74.0)	(121.0)	(379.0)	(197.9)

Total revenues	15,413.2	15,666.8	30,556.5	31,220.5

Expenses
Benefit expense	11,712.3	11,955.6	23,300.5	24,072.1
Selling, general and administrative expense:
Selling expense	421.2	445.1	853.2	889.4
General and administrative expense	1,922.3	1,773.5	3,855.4	3,577.8

Total selling, general and administrative expense	2,343.5	2,218.6	4,708.6	4,467.2
Cost of drugs	121.3	118.5	233.7	237.4
Interest expense	117.0	116.5	233.1	235.5
Amortization of other intangible assets	66.6	71.6	134.5	143.1

Total expenses	14,360.7	14,480.8	28,610.4	29,155.3

Income before income tax expense	1,052.5	1,186.0	1,946.1	2,065.2
Income tax expense	359.0	435.5	672.2	726.6

Net income	$693.5	$750.5	$1,273.9	$1,338.6

Net income per share
Basic	$1.44	$1.44	$2.60	$2.52

Diluted	$1.43	$1.44	$2.59	$2.50

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Six Months Ended June 30
	2009	2008
Operating activities
Net income	$1,273.9	$1,338.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments	31.8	(124.5)
Other-than-temporary impairment losses recognized in income	379.0	197.9
Loss on disposal of assets	0.9	0.5
Deferred income taxes	18.1	26.0
Amortization, net of accretion	225.0	238.2
Depreciation expense	52.3	51.9
Share-based compensation	76.7	89.5
Excess tax benefits from share-based compensation	(1.7)	(13.6)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(376.5)	(612.9)
Other invested assets	(19.0)	6.5
Other assets	33.3	(94.9)
Policy liabilities	(367.3)	269.0
Unearned income	(14.1)	(59.8)
Accounts payable and accrued expenses	28.3	(196.2)
Other liabilities	135.2	64.2
Income taxes	93.0	(35.1)
Other, net	0.7	14.1

Net cash provided by operating activities	1,569.6	1,159.4

Investing activities
Purchases of fixed maturity securities	(4,174.6)	(4,000.4)
Proceeds from fixed maturity securities:
Sales	2,221.3	3,732.8
Maturities, calls and redemptions	785.3	1,142.9
Purchases of equity securities	(160.3)	(1,049.8)
Proceeds from sales of equity securities	420.1	792.8
Purchases of other invested assets	(24.0)	(88.7)
Proceeds from sales of other invested assets	2.2	20.8
Changes in securities lending collateral	198.1	138.7
Purchases of subsidiaries, net of cash acquired	(66.3)	(106.5)
Proceeds from sales of subsidiaries, net of cash sold	–	5.0
Purchases of property and equipment	(157.9)	(156.0)
Proceeds from sales of property and equipment	0.4	11.3
Other, net	(3.2)	–

Net cash (used in) provided by investing activities	(958.9)	442.9

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(249.4)	196.2
Repayment of long-term borrowings	(393.2)	(5.9)
Proceeds from long-term borrowings	990.3	525.0
Net proceeds from short-term borrowings	2.0	–
Changes in securities lending payable	(198.1)	(138.7)
Changes in bank overdrafts	(149.6)	104.5
Repurchase and retirement of common stock	(1,118.2)	(2,875.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	43.3	84.1
Excess tax benefits from share-based compensation	1.7	13.6

Net cash used in financing activities	(1,071.2)	(2,096.4)

Effect of foreign exchange rates on cash and cash equivalents	1.2	–

Change in cash and cash equivalents	(459.3)	(494.1)
Cash and cash equivalents at beginning of period	2,183.9	2,767.9

Cash and cash equivalents at end of period	$1,724.6	$2,273.8

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Cumulative effect	–	–	–
of adoption of FSP FAS 115-2 and FAS 124-2, net of taxes	–	–	–	88.9	(88.9)	–
Net income	–	–	–	1,273.9	–	1,273.9
Change in net unrealized losses on investments	–	–	–	–	583.1	583.1
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	(21.3)	(21.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(2.1)	(2.1)
Change in net periodic pension and postretirement costs	–	–	–	–	(0.4)	(0.4)
Foreign currency translation adjustments	–	–	–	–	2.0	2.0

Comprehensive income						1,835.2
Repurchase and retirement of common stock	(27.4)	(0.2)	(915.3)	(202.7)	–	(1,118.2)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	–	104.2	–	–	104.2

June 30, 2009	477.3	$4.8	$16,031.9	$6,639.5	$(423.3)	$22,252.9

January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	–	–	–	1,338.6	–	1,338.6
Change in net unrealized gains on investments	–	–	–	–	(380.4)	(380.4)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.3)	(0.3)
Change in net periodic pension and postretirement costs	–	–	–	–	(1.6)	(1.6)

Comprehensive income						956.3
Repurchase and retirement of common stock	(46.5)	(0.5)	(1,546.6)	(1,328.1)	–	(2,875.2)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	–	184.3	–	–	184.3
Adoption of EITF 06-4	–	–	–	(1.3)	–	(1.3)

June 30, 2008	512.1	$5.1	$17,078.8	$4,396.8	$(226.2)	$21,254.5

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2009

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of medical membership in the United States, serving 34.2 medical members as of June 30, 2009. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 have been recorded. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of shareholders’ equity.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments. In addition, the FSP requires additional disclosures related to other-than-temporary impairments. Under this revised guidance, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

The credit component of an other-than temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

Upon adoption of the FSP on April 1, 2009, we recorded a cumulative-effect adjustment, net of taxes, of $88.9 as of the beginning of the period of adoption, April 1, 2009, to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.

In accordance with Statement of Financial Accounting Standards, or FAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the adoption of the FSP, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In connection with the adoption of the FSP on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of June 30, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

The unrealized gains or losses on our current and long-term equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities are written down to fair value and loss is charged to other-than-temporary impairment losses recognized in income.

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $74.0 and $121.0 for the three months ended June 30, 2009 and 2008, respectively. Other-than-temporary impairment losses recognized in income totaled $379.0 and $197.9 for the six months ended June 30, 2009 and 2008, respectively.

There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2009. As of June 30, 2009, we had approximately $541.7 of gross unrealized losses on investments recognized in accumulated other comprehensive income, $478.9 of which related to fixed maturity securities and $62.8 of which related to equity securities. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The following table summarizes changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income for which a portion of the other-than-temporary impairment losses from non-credit related factors was recognized in other comprehensive income:

Three Months Ended June 30, 2009
Balance at April 1, 2009	$25.4
Increase attributable to credit component of other-than-temporary impairments on securities for which an other-than-temporary impairment was not previously recognized	10.4
Credit component of other-than-temporary impairments previously recognized on securities that matured, paid down, prepaid or were sold	(3.8)

Balance at June 30, 2009	$32.0

A summary of current and long-term investments, available-for-sale, at June 30, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
Fixed maturity securities:
United States Government securities	$435.8	$15.3	$(1.8)	$–	$449.3	$(0.4)
Government sponsored securities	503.6	9.2	(0.5)	–	512.3	–
States, municipalities and political subdivisions – tax-exempt	4,053.4	98.6	(22.1)	(69.0)	4,060.9	(22.1)
Corporate securities	6,019.8	188.6	(78.4)	(135.8)	5,994.2	(80.8)
Options embedded in convertible debt securities	57.3	–	–	–	57.3	–
Residential mortgage-backed securities	3,538.0	106.8	(22.1)	(94.8)	3,527.9	(62.2)
Commercial mortgage-backed securities	178.3	2.4	(2.4)	(13.8)	164.5	(7.1)
Other debt obligations	271.2	5.3	(5.8)	(32.4)	238.3	(25.7)

Total fixed maturity securities	15,057.4	426.2	(133.1)	(345.8)	15,004.7	$(198.3)

Equity securities	862.7	81.1	(62.8)	–	881.0

Total investments, available-for-sale	$15,920.1	$507.3	$(195.9)	$(345.8)	$15,885.7

At June 30, 2009, we owned $3,692.4 of mortgage-backed securities and $238.3 of asset-backed securities out of a total available-for-sale investment portfolio of $15,885.7. These securities included sub-prime and Alt-A securities with fair values of $117.6 and $363.8, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $35.0 and $81.9, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “A”, respectively.

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss

Fixed maturity securities:
United States Government securities	11	$40.5	$(1.8)	–	$–	$–
Government sponsored securities	10	64.2	(0.5)	–	–	–
States, municipalities and political subdivisions – tax-exempt	333	946.7	(22.1)	302	625.5	(69.0)
Corporate securities	757	1,159.9	(78.4)	594	1,111.3	(135.8)
Residential mortgage-backed securities	165	627.4	(22.1)	150	340.1	(94.8)
Commercial mortgage-backed securities	11	24.6	(2.4)	45	86.1	(13.8)
Other debt obligations	23	47.8	(5.8)	58	93.4	(32.4)

Total fixed maturity securities	1,310	2,911.1	(133.1)	1,149	2,256.4	(345.8)
Equity securities	1,159	372.9	(62.8)	–	–	–

Total fixed maturity and equity securities	2,469	$3,284.0	$(195.9)	1,149	$2,256.4	$(345.8)

The amortized cost and fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$570.0	$570.4
Due after one year through five years	4,889.4	4,967.4
Due after five years through ten years	3,386.7	3,382.4
Due after ten years	2,495.0	2,392.1
Mortgage-backed securities	3,716.3	3,692.4

Total available-for-sale fixed maturity securities	$15,057.4	$15,004.7

Net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income and change in net unrealized losses on investments for the three and six months ended June 30, 2009, are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net realized gains (losses) on investments:
Fixed maturity securities:
Gross realized gains from sales	$48.2	$73.8
Gross realized losses from sales	(34.0)	(69.5)

Net realized gains from sales of fixed maturity securities	14.2	4.3
Equity securities:
Gross realized gains from sales	24.3	42.5
Gross realized losses from sales	(22.7)	(78.2)

Net realized gains (losses) from sales of equity securities	1.6	(35.7)
Other realized losses on investments	(0.1)	(0.4)

Net realized gains (losses) on investments	15.7	(31.8)
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(60.2)	(195.5)
Equity securities	(13.8)	(183.5)

Other-than-temporary impairment losses recognized in income	(74.0)	(379.0)
Change in net unrealized losses on investments:
Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2	(143.1)	(143.1)
Fixed maturity securities	482.2	651.5
Equity securities	163.0	226.4
Other invested assets, long-term	1.6	0.8

Total change in net unrealized losses on investments	503.7	735.6
Deferred income tax expense	(183.3)	(262.7)

Net change in net unrealized losses on investments	320.4	472.9

Net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized losses on investments	$262.1	$62.1

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

4.  Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS No. 157, Fair Value Measurements, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A summary of fair value measurements by level for assets measured at fair value on a recurring basis is as follows:

	Level I	Level II	Level III	Total
June 30, 2009:
Cash equivalents	$1,398.7	$–	$–	$1,398.7
Investments available-for-sale:
Fixed maturity securities	370.6	14,317.1	317.0	15,004.7
Equity securities	822.8	52.7	5.5	881.0
Other invested assets, current	17.1	–	–	17.1
Securities lending collateral	141.6	183.6	–	325.2
Derivatives ($0.9 reported with other current assets and $86.3 reported with other noncurrent assets)	–	87.2	–	87.2

Total	$2,750.8	$14,640.6	$322.5	$17,713.9

December 31, 2008:
Cash equivalents	$1,544.0	$–	$–	$1,544.0
Investments available-for-sale:
Fixed maturity securities	309.9	12,716.8	346.5	13,373.2
Equity securities	1,029.7	77.8	11.2	1,118.7
Other invested assets, current	23.6	–	–	23.6
Securities lending collateral	235.5	293.5	–	529.0
Derivatives (reported with other noncurrent assets)	–	122.1	–	122.1

Total	$3,142.7	$13,210.2	$357.7	$16,710.6

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2009 and 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Three Months Ended June 30, 2009:
Beginning balance at April 1, 2009	$316.8	$6.6	$323.4
Total gains (losses):
Recognized in net income	(13.1)	(0.1)	(13.2)
Recognized in accumulated other comprehensive income	26.5	(0.8)	25.7
Purchases, sales, issuances and settlements, net	(5.5)	(1.1)	(6.6)
Transfers into Level III	1.3	0.9	2.2
Transfers out of Level III	(9.0)	–	(9.0)

Ending balance at June 30, 2009	$317.0	$5.5	$322.5

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2009	$(13.1)	$–	$(13.1)

Three Months Ended June 30, 2008:
Beginning balance at April 1, 2008	$257.9	$6.1	$264.0
Total losses:
Recognized in net income	(6.9)	–	(6.9)
Recognized in accumulated other comprehensive income	(18.0)	(0.1)	(18.1)
Purchases, sales, issuances and settlements, net	(14.8)	(0.1)	(14.9)
Transfers into Level III	–	–	–

Ending balance at June 30, 2008	$218.2	$5.9	$224.1

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2008	$(6.0)	$–	$(6.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2009 and 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Six Months Ended June 30, 2009:
Beginning balance at January 1, 2009	$346.5	$11.2	$357.7
Total gains (losses):
Recognized in net income	(46.0)	(0.5)	(46.5)
Recognized in accumulated other comprehensive income	30.5	(0.1)	30.4
Purchases, sales, issuances and settlements, net	(24.0)	(6.0)	(30.0)
Transfers into Level III	20.2	0.9	21.1
Transfers out of Level III	(10.2)	–	(10.2)

Ending balance at June 30, 2009	$317.0	$5.5	$322.5

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2009	$(13.1)	$–	$(13.1)

Six Months Ended June 30, 2008:
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total losses:
Recognized in net income	(6.9)	–	(6.9)
Recognized in accumulated other comprehensive income	(18.0)	(0.1)	(18.1)
Purchases, sales, issuances and settlements, net	(14.8)	(0.1)	(14.9)
Transfers into Level III	257.0	–	257.0

Ending balance at June 30, 2008	$218.2	$5.9	$224.1

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2008	$(6.0)	$–	$(6.0)

During the first half of 2009 and 2008, certain securities, primarily certain mortgage-backed, asset-backed and inverse floating rate securities, were thinly traded or not traded at all due to concerns in the securities markets and resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our acquisition of DeCare Dental, LLC, or DeCare, on April 9, 2009. On that date, we acquired net assets with a fair value of $82.8 and recorded goodwill with a fair value of $15.0. The net assets acquired and resulting goodwill were recorded at fair value using Level III inputs. The fair value of the net assets acquired was internally estimated based on a blend of the income approach and market value approach. The income approach estimates fair value based on calculations of discounted future cash flows using internal estimates for inputs, including, but not limited to, revenue projections and discount rates. The market value approach estimates fair value based on the market prices of actual sales of similar assets and on asking prices for similar assets available for sale. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not

Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 was effective for us for on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 was effective for us on June 30, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on our consolidated financial position and results of operations.

We attempt to obtain quoted market prices for these disclosures whenever possible. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies is the cash surrender value as reported by the respective insurer.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities.

Long-term debt – commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

Long-term debt – notes, term loan and capital leases: The fair value of notes and amounts due under our senior term loan is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities. Capital leases are carried at the unamortized present value of the minimum lease payments, which approximates fair value.

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet as of June 30, 2009 are as follows:

	June 30, 2009
	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$749.4	$749.4

Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	648.2	648.2
Notes, term loan and capital leases	8,243.6	8,104.9

5.  Income Taxes

As of June 30, 2009, as further described below, certain of our tax years are being examined by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of June 30, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to pre-acquisition companies that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During the three months ended June 30, 2009 and 2008, we recognized income tax expense of $359.0 and $435.5, respectively, which represents effective tax rates of 34.1% and 36.7%, respectively. During the six months ended June 30, 2009 and 2008, we recognized income tax expense of $672.2 and $726.6, respectively, which represents effective tax rates of 34.5% and 35.2%, respectively. The 260 basis point decrease in the effective tax rate during the three months ended June 30, 2009 was primarily due to a decrease in our overall state taxes and the volatility on tax sensitive investments. The 70 basis point decrease in the effective tax rate during the six months ended 2009 was primarily due to the volatility on certain tax sensitive investments.

6.  Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted FAS 161 on January 1, 2009. The adoption of FAS 161 did not have an impact on our consolidated financial position and results of operations.

In accordance with FAS 133, all investments in derivatives are recorded as assets or liabilities at fair value. A derivative is defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy.

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management, which includes rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts, which are used to lock-in interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

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

From time to time, we may also purchase derivatives to hedge (on an economic basis) our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We currently do not designate these contracts as hedges in accordance with FAS 133 and, accordingly, the changes in fair value of these derivatives are recognized in income immediately.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At June 30, 2009, we believe there were no material concentrations of credit risk with any individual counterparty.

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

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments at June 30, 2009 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
Hedging instruments
Swaps	$1,020.0	Other noncurrent assets	$86.3	$–

Non-hedging instruments
Derivatives embedded in convertible debt securities	367.3	Fixed maturity securities	57.3	–
Credit default swaps	19.9	Fixed maturity securities	2.6	–
Options	–	Equity securities	0.1	–
Futures	–	Equity securities	–	(0.9)
Foreign currency derivatives	12.7	Other current assets	0.9	–

Subtotal non-hedging	399.9		60.9	(0.9)

Total derivatives	$1,419.9		$147.2	$ (0.9)

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

A summary of the effect of fair value hedges on our income statement for the three and six months ended June 30, 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three Months Ended June 30, 2009
Swaps	Interest expense	$9.1	Fixed rate debt	Interest expense	$ (9.1)

Six Months Ended June 30, 2009
Swaps	Interest expense	$17.2	Fixed rate debt	Interest expense	$ (17.2)

Cash Flow Hedges

In June 2009, we entered into a forward starting pay fixed swap with a notional amount of $140.0. The objective of this hedge is to eliminate the variability of the cash flows in the interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swap expires on December 31, 2009.

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

The unrecognized losses for all cash flow hedges included in accumulated other comprehensive income at June 30, 2009 and December 31, 2008 were $10.8 and $8.5, respectively. As of June 30, 2009, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.4.

A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30, 2009 is as follows:

	Effective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Three Months Ended June 30, 2009
Forward starting pay fixed swaps	$–	Interest expense	$0.1	None	$–

Six Months Ended June 30, 2009
Forward starting pay fixed swaps	$ (3.2)	Interest expense	$0.2	None	$–

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the three and six months ended June 30, 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives embedded in convertible debt securities	Net realized (loss) gain on investments	$(4.5)	$4.9
Credit default swaps	Net realized (loss) gain on investments	(1.9)	0.1
Options	Net realized loss on investments	(6.5)	(3.7)
Futures	Net realized gain on investments	4.2	0.8
Foreign currency derivatives	Net realized gain on investments	0.8	0.8

Total		$(7.9)	$2.9

7.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended June 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5.9	$7.6	$1.8	$1.4
Interest cost	23.0	25.0	8.0	8.2
Expected return on assets	(35.9)	(38.7)	(0.7)	(0.9)
Recognized actuarial loss	0.5	–	1.8	1.3
Amortization of prior service credit	(0.2)	(0.2)	(2.5)	(2.4)
Curtailment gain	–	(1.4)	–	–

Net periodic benefit (credit) cost	$(6.7)	$(7.7)	$8.4	$7.6

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the six months ended June 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$11.4	$15.2	$3.6	$2.9
Interest cost	45.7	49.9	15.9	16.4
Expected return on assets	(71.4)	(77.4)	(1.3)	(1.8)
Recognized actuarial loss	1.1	–	3.5	2.6
Amortization of prior service credit	(0.4)	(0.4)	(4.9)	(4.8)
Curtailment gain	–	(1.4)	–	–

Net periodic benefit (credit) cost	$(13.6)	$(14.1)	$16.8	$15.3

For the year ending December 31, 2009, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. A contribution of $0.3 was made to our retirement benefit plans during the three and six months ended June 30, 2009.

8.  Debt

In May 2009 and March 2009, we repurchased $300.0 and $400.0, respectively, of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash totaling $351.1 to repurchase the notes, which had a remaining carrying value of $193.4 at June 30, 2009 and were classified in current portion of long-term debt. In July 2009, we paid cash of $195.9 to repurchase the remaining balance of the notes.

On February 5, 2009, we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under our shelf registration statement. The proceeds from this debt issuance have been used for general corporate purposes, including, but not limited to, repayment of current maturities of long-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2009 or during the three or six months then ended. At June 30, 2009, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2009, we had $648.2 outstanding under this program. Commercial paper borrowings have been classified as long-term debt at June 30, 2009 and December 31, 2008 in accordance with FAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at June 30, 2009 totaled $7.5, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At June 30, 2009, $100.0 of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $125.2 at June 30, 2009, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

9.  Commitments and Contingencies

Litigation

In July 2005, we entered into a settlement agreement with representatives of more than 700,000 physicians nationwide to resolve certain cases brought by physicians. The cases resolved were known as the CMA Litigation, the Shane Litigation, the Thomas Litigation (Kenneth Thomas, M.D., et al. vs. Blue Cross Blue Shield

Association, et al.) and certain other similar cases brought by physicians. Final monetary payments were made in October 2006. Following its acquisition in 2005, WellChoice Inc., or WellChoice, was merged with and into a wholly-owned subsidiary of WellPoint. Since the WellChoice transaction closed on December 28, 2005, after we reached settlement with the plaintiffs, WellChoice continued to be a defendant in the Thomas (now known as Love) Litigation and was not affected by the prior settlement between us and plaintiffs. The Love Litigation alleged that the BCBSA and the Blue Cross and Blue Shield plans violated the Racketeer Influenced and Corrupt Organizations Act, or RICO. On April 27, 2007, we, along with 22 other Blue Cross and Blue Shield plans and the BCSBA, announced a settlement of the Love Litigation. The Court granted final approval of the settlement on April 20, 2008. The appeal of the settlement was dismissed on June 19, 2009. We tendered final payment under the settlement agreement on June 26, 2009. The settlement did not have a material effect on our consolidated financial position or results of operations.

Prior to the acquisition of WellPoint Health Networks Inc., or WHN, the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed a notice of appeal with the Seventh Circuit Court of Appeals. The matter has been fully briefed and is pending before the Seventh Circuit Court of Appeals. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

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

In various California state courts, several hospitals have filed suits against BCC and WHN for payment of claims denied where the member’s insurance policy was rescinded. In addition, a purported class action has been filed against BCC, BCL&H and WHN in a California state court on behalf of hospitals. This suit also seeks to recover for payment of claims denied where the member’s policy was rescinded.

On July 11, 2008, preliminary approval of a class settlement was granted by the court in the purported class actions filed in California state court against BCC, BCL&H and WHN on behalf of California hospitals. The settlement with the hospital plaintiffs received final approval on October 6, 2008. On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC will offer prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 fine, which was paid on August 12, 2008. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 fine, which was paid on May 28, 2009. None of these settlements, individually or collectively, have had or are expected to have a material adverse effect on our consolidated financial condition or results of operations.

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

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs, distributed insufficient value to the ESMs, or misinformed the ESMs regarding the tax treatment of their distribution. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We currently are a defendant in ten putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was brought in March 2002 by the American Dental Association and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The suit is currently pending in the United States District Court for the District of New Jersey. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The third lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The suit is currently pending in the United States District Court for the Central District of California. The fourth lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. The fifth lawsuit (JBW v. UnitedHealth Group, Inc. et al.)

was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The suit is currently pending in the United States District Court for the Central District of California. The sixth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The suit is currently pending in the United States District Court for the District of New Jersey. The seventh lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The suit is currently pending in the United States District Court for the Central District of California. The eighth suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The suit is currently pending in the United States District Court for the Central District of California. The ninth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The suit is currently pending in the United States District Court for the Eastern District of California. The tenth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The suit is currently pending in the United States District Court for the Central District of California. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

Other Contingencies

From time to time, we and certain of our subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers in general, exclude certain health care and other services from coverage under our HMO, PPO and other plans. We are, in the ordinary course of business, subject to the claims of our enrollees arising out of decisions to restrict or deny reimbursement for uncovered services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on us. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business, arising out of our operations and our revision of earnings guidance in 2008, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations and Commitments

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at June 30, 2009 was $424.3 over a seven year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to certain early termination fees.

We have entered into certain agreements with International Business Machines Corporation to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at June 30, 2009 is approximately $856.8 over a four year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

10.  Capital Stock

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 shares at an average per share price of $40.77, for an aggregate cost of $1,118.2. During the six months ended June 30, 2008, we repurchased and retired approximately 46.5 shares at an average per share price of $61.86, for an aggregate cost of $2,875.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 5, 2009, our Board of Directors authorized an increase of $1,500.0 in our stock repurchase program. As of June 30, 2009, $1,404.0 remained authorized for future repurchases. Subsequent to June 30, 2009, we repurchased and retired approximately 2.3 shares for an aggregate cost of approximately $116.8, leaving approximately $1,287.2 for authorized future repurchases at July 22, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	24.2	$62.36
Granted	6.8	30.27
Exercised	(0.6)	25.16
Forfeited or expired	(0.8)	66.04

Outstanding at June 30, 2009	29.6	55.60	5.6	$235.5

Exercisable at June 30, 2009	17.8	60.61	5.0	$91.9

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2009 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2009	1.3	$71.15
Granted	3.9	30.38
Vested	(0.5)	75.06
Forfeited	(0.1)	57.32

Nonvested at June 30, 2009	4.6	36.62

11.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Denominator for basic earnings per share – weighted average shares	482.5	519.7	489.2	531.2
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	3.8	2.9	3.0	3.9

Denominator for diluted earnings per share	486.3	522.6	492.2	535.1

During the three months ended June 30, 2009 and 2008, weighted average shares related to certain stock options of 17.5 and 18.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2009 and 2008, weighted average shares related to certain stock options of 19.3 and 15.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2009, we issued approximately 3.9 restricted stock units under our stock incentive plans, 0.7 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2009. The 0.7 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

12.  Segment Information

Our organizational structure, is comprised of three reportable segments: Commercial, Consumer and Other. Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

On April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries, or PBM business, to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4,675.0, consisting of at least $3,275.0 in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the transaction. The transaction is expected to close in the second half of 2009, subject to customary closing conditions and any required regulatory approvals.

As a result of our decision to sell our PBM business, we determined that the plan of sale criteria in FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, have been met. Therefore, in accordance with FAS 144, the carrying value of the PBM business’ assets and liabilities included as part of the disposal group to be sold to Express Scripts have been classified as “Current assets held for sale” and “Current liabilities held for sale”, respectively, on our consolidated balance sheets. Intercompany accounts and rebates payable to affiliated health plans are not included in the disposal group as they are eliminated in consolidation in the accompanying consolidated balance sheets. The major classes of the PBM business’ remaining assets and liabilities held for sale at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Assets:
Rebates receivable	$780.9	$700.8
Goodwill	165.1	165.1
Other intangible assets	127.6	129.6
Other assets	219.3	197.8

Current assets held for sale	$1,292.9	$1,193.3

Liabilities:
Rebates payable to third parties	$89.8	$81.5
Claims and drugs payable	95.6	113.9
Other liabilities	88.9	179.0

Current liabilities held for sale	$274.3	$374.4

As of December 31, 2008, we had a liability of $36.7 for future payments of employee termination costs related to cost-reduction initiatives implemented during 2008. We released $2.5 of the liability and made payments of $13.9 during the six months ended June 30, 2009 related to these employee termination costs. As of June 30, 2009, a liability of $20.3 remained for future payments of employee termination costs.

Financial data by reportable segment for the three and six months ended June 30, 2009 and 2008 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended June 30, 2009
Operating revenue from external customers	$9,339.8	$4,090.5	$1,835.5	$15,265.8
Intersegment revenue	–	–	770.0	770.0
Elimination of intersegment revenue	–	–	(770.0)	(770.0)
Operating gain	582.8	382.1	123.8	1,088.7

Three Months Ended June 30, 2008
Operating revenue from external customers	$9,517.1	$4,144.0	$1,815.9	$15,477.0
Intersegment revenue	–	–	645.0	645.0
Elimination of intersegment revenue	–	–	(645.0)	(645.0)
Operating gain	846.5	227.8	110.0	1,184.3

Six Months Ended June 30, 2009
Operating revenue from external customers	$18,707.3	$8,125.9	$3,731.3	$30,564.5
Intersegment revenue	–	–	1,485.2	1,485.2
Elimination of intersegment revenue	–	–	(1,485.2)	(1,485.2)
Operating gain	1,485.5	600.8	235.4	2,321.7

Six Months Ended June 30, 2008
Operating revenue from external customers	$19,005.3	$8,244.0	$3,594.3	$30,843.6
Intersegment revenue	–	–	1,258.5	1,258.5
Elimination of intersegment revenue	–	–	(1,258.5)	(1,258.5)
Operating gain	1,755.3	107.6	204.0	2,066.9

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Reportable segments operating revenues	$15,265.8	$15,477.0	$30,564.5	$30,843.6
Net investment income	205.7	217.6	402.8	450.3
Net realized gains (losses) on investments	15.7	93.2	(31.8)	124.5
Other-than-temporary impairment losses recognized in income	(74.0)	(121.0)	(379.0)	(197.9)

Total revenues	$15,413.2	$15,666.8	$30,556.5	$31,220.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Reportable segments operating gain	$1,088.7	$1,184.3	$2,321.7	$2,066.9
Net investment income	205.7	217.6	402.8	450.3
Net realized gains (losses) on investments	15.7	93.2	(31.8)	124.5
Other-than-temporary impairment losses recognized in income	(74.0)	(121.0)	(379.0)	(197.9)
Interest expense	(117.0)	(116.5)	(233.1)	(235.5)
Amortization of other intangible assets	(66.6)	(71.6)	(134.5)	(143.1)

Income before income tax expense	$1,052.5	$1,186.0	$1,946.1	$2,065.2

13.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$693.5	$750.5	$1,273.9	$1,338.6
Change in net unrealized losses on investments	430.5	(219.1)	583.1	(380.4)
Non-credit component of other-than-temporary impairment losses on investments	(21.3)	–	(21.3)	–
Change in net unrealized losses on cash flow hedges	0.1	(0.2)	(2.1)	(0.3)
Change in net periodic pension and postretirement costs	(0.2)	(0.8)	(0.4)	(1.6)
Foreign currency translation adjustments	2.0	–	2.0	–

Comprehensive income	$1,104.6	$530.4	$1,835.2	$956.3

14.  Subsequent Events

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on July 29, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – June 30, 2009 Compared to June 30, 2008

V.	Cost of Care

VI.	Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

VII.	Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008 and the MD&A included in our 2008 Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2009 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six months ended June 30, 2009 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2009.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 34.2 million medical members as of June 30, 2009. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended June 30, 2009 was $15.3 billion, a decrease of $0.2 billion, or 1%, compared to the three months ended June 30, 2008. These decreases were primarily due to fully-insured membership declines in our Local Group, UniCare, National, Senior and Individual businesses, and our withdrawal from certain State-Sponsored programs, which were unprofitable. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the Federal Employees Program, or FEP.

Operating revenue for the six months ended June 30, 2009 was $30.6 billion, a decrease of $0.3 billion, or 1%, compared to the six months ended June 30, 2008. These decreases were primarily due to fully-insured membership declines in our Local Group, UniCare, National, Individual and Senior businesses, and our withdrawal from certain State-Sponsored programs, which were unprofitable. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in FEP.

Net income for the three months ended June 30, 2009 was $693.5 million, a decrease of $57.0 million, or 8%, compared to the three months ended June 30, 2008. The declines in net income were primarily driven by reduced operating revenue, increased administrative expenses and increased net realized gains on investments and other-than-temporary impairment losses recognized in income, partially offset by lower benefit expense.

Net income for the six months ended June 30, 2009 was $1.3 billion, a decrease of $64.7 million, or 5% over the six months ended June 30, 2008. The declines in net income were primarily driven by increased net realized gains on investments and other-than-temporary impairment losses recognized in income, reduced operating revenue and increased administrative expenses, partially offset by lower benefit expense.

Our fully-diluted earnings per share, or EPS, was $1.43 for the three months ended June 30, 2009, which included $0.07 loss per share of net realized gains on investments and other-than-temporary impairment losses recognized in income and was a 1% decrease over the EPS of $1.44 for the three months ended June 30, 2008, which included $0.03 loss per share in net realized gains on investments and other-than-temporary impairment losses recognized in income. The decrease in EPS resulted primarily from lower net income partially offset by the lower number of shares outstanding in 2009 due to share buy back activity under our share repurchase program.

Our fully-diluted EPS was $2.59 for the six months ended June 30, 2009, which included $0.54 loss per share of net realized gains on investments and other-than-temporary impairment losses recognized in income and was a 4% increase over the EPS of $2.50 for the six months ended June 30, 2008, which included $0.09 loss per share in net realized gains on investments and other-than-temporary impairment losses recognized in income and $0.03 income per share in tax benefits from the settlement of audit issues. The increase in EPS resulted primarily from the lower number of shares outstanding in 2009 due to share buy back activity under our share repurchase program, partially offset by lower net income.

Operating cash flow for the six months ended June 30, 2009 was $1.6 billion, or 1.2 times net income. Operating cash flow for the six months ended June 30, 2008 was $1.2 billion, or 0.9 times net income. The increase in operating cash flow from 2008 was driven primarily by the net change in provider advances, decreased tax and incentive compensation payments and increased operating earnings, partially offset by higher spending for technology and customer service initiatives.

II.	Overview

We manage our operations through three reportable segments: Commercial; Consumer; and Other.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service, or POS, plans; as well as a variety of hybrid benefit plans, including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the

Commercial segment offer fully-insured products and provide a broad array of managed care services to self- funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services.

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs.

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Statement of Financial Accounting Standards, or FAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sell via mail order through our PBM and specialty pharmacy companies. This amount excludes the cost of drugs related to affiliated health customers which is recorded in benefit expense. Our cost of drugs can be influenced by the volume of prescriptions at our PBM companies, as well as cost changes, driven by prices charged by pharmaceutical companies and the mix of drugs sold.

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

Announcement to Sell PBM Operations

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction. The Express Scripts transaction is expected to close in the second half of 2009, subject to customary closing conditions and any required regulatory approvals.

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with 10 dental insurance brands, primarily as a third party administrator. DeCare also operates DeCare Systems Ireland, which offers custom enterprise software solutions, e-business applications and application performance tuning and is also the first American company to offer dental benefits in Ireland as Vhi DeCare Dental. DeCare manages benefits for over four million people and is expected to provide our customers with innovative dental products and enhanced customer service.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of DeCare have been included in our consolidated results for periods following April 9, 2009.

Bond Issue

On February 5, 2009, we issued $400.0 million of 6.000% notes due 2014 and $600.0 million of 7.000% notes due 2019 under our shelf registration statement. The proceeds from this debt issuance have been used for general corporate purposes, including, but not limited to, repayment of the current maturities of long-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

Suspension by The Centers for Medicare and Medicaid Services

Over the past several months, we have been working with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. Most of the proposed action plans have been reviewed and accepted by CMS. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures.

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts have been fully implemented and confirmed. The CMS letter identified the following areas for remediation: enrollments and dis-enrollments; benefits administration; grievance and appeals; marketing; claims processing; coordination of benefits; billing and meeting call center and customer service requirements. This decision does not affect, for the most part, our current members enrolled in our Medicare products. We are in the process of validating our remediation efforts with CMS.

We do not currently expect that the CMS suspension will have a material adverse effect on our consolidated financial position or results of operations.

Stock Repurchase Program

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 million shares at an average per share price of $40.77, for an aggregate cost of $1.1 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of June 30, 2009, $1.4 billion remained authorized for future repurchases. Subsequent to June 30, 2009, we repurchased and retired approximately 2.3 million shares for an aggregate cost of approximately $116.8 million, leaving approximately $1.3 billion for authorized future repurchases at July 22, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

IV.	Membership – June 30, 2009 Compared to June 30, 2008

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business refers to members in our service, or geographic, areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas.

•

Local Group (including UniCare) consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 2,500 eligible employees.

•	Individual consists of individual customers under age 65 (including UniCare) and their covered dependents.

•

National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 2,500 eligible employees. Some exceptions are allowed based on broker relationships.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2009 and 2008. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands) Medical Membership	2009	2008	Change	% Change
Customer Type
Local Group	15,916	16,650	(734)	(4)%
Individual	2,191	2,344	(153)	(7)
National:
National Accounts	6,904	6,732	172	3
BlueCard	4,812	4,782	30	1

Total National	11,716	11,514	202	2
Senior	1,234	1,304	(70)	(5)
State-Sponsored	1,777	2,077	(300)	(14)
FEP	1,387	1,385	2	–

Total Medical Membership by Customer Type	34,221	35,274	(1,053)	(3)

Funding Arrangement
Self-Funded	18,479	18,499	(20)	–
Fully-Insured	15,742	16,775	(1,033)	(6)

Total Medical Membership by Funding Arrangement	34,221	35,274	(1,053)	(3)

Reportable Segment
Commercial	27,821	28,414	(593)	(2)
Consumer	5,013	5,475	(462)	(8)
Other	1,387	1,385	2	–

Total Medical Membership by Reportable Segment	34,221	35,274	(1,053)	(3)

Other Membership
Behavioral Health	22,998	23,410	(412)	(2)
Life and Disability	5,437	5,553	(116)	(2)
Dental[1]	4,331	4,665	(334)	(7)
Managed dental[1]	4,041	–	4,041	–
Vision	2,826	2,574	252	10
Medicare Part D	1,667	1,854	(187)	(10)

PBM Prescription Volume Paid (Quarterly)
Retail Scripts	58,938	59,782	(844)	(1)
Mail Order Scripts[2]	6,696	6,550	146	2
Specialty Pharmacy Scripts	200	165	35	21

Total Scripts	65,834	66,497	(663)	(1)

[1]

Dental membership as of June 30, 2009 includes DeCare members not included in managed dental membership, which were acquired on April 9, 2009. Managed dental membership includes members acquired through the DeCare acquisition for which we provide administrative services only.

[2]

Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of approximately 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended June 30, 2009, total medical membership decreased 1,053,000, or 3%, primarily due to decreases in Local Group, State-Sponsored, Individual and Senior businesses, partially offset by increases in our National Accounts and BlueCard membership. The majority of the decline was in our Local Group business and primarily reflects in-group enrollment losses and lapses caused by higher unemployment resulting from the current economic downturn. In-group enrollment losses represent membership declines within a group that still remains our customer.

Self-funded medical membership decreased 20,000, or less than 1%, primarily due to withdrawal from the Connecticut Medicaid program and declines in self-funded Local Group membership resulting from in-group enrollment losses and lapses caused by higher unemployment, partially offset by an increase in self-funded National Account membership resulting from additional sales, BlueCard growth and ongoing conversions to self-funded arrangements.

Fully-insured membership decreased by 1,033,000 members, or 6%, primarily due to declines in fully-insured Local Group membership resulting from in-group enrollment losses and lapses caused by higher unemployment, reduced Individual membership, ongoing conversions to self-funded arrangements and withdrawal from certain California State-Sponsored programs.

Local Group membership decreased 734,000, or 4%, primarily due to membership declines in our BCBSA-branded business, and to a lesser extent, our UniCare business. These declines were primarily related to in-group enrollment losses and lapses associated with the current economic downturn.

Individual membership decreased 153,000, or 7%, due to competitive pricing pressures and overall economic conditions. This decline was weighted slightly more toward our BCBSA-branded business, but was also driven by UniCare.

National Accounts membership increased 172,000, or 3%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses and in-group enrollment losses due to the current economic downturn.

BlueCard membership increased 30,000, or 1%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership decreased 70,000, or 5%, primarily due to the loss of membership in Medicare Supplement and from product portfolio changes implemented in 2009 for certain Medicare Advantage plans, including withdrawal from selected plans.

State-Sponsored membership decreased 300,000, or 14%, primarily due to withdrawal from the Connecticut Medicaid program and certain California State-Sponsored programs.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 412,000, or 2%, primarily due to higher unemployment resulting from the current economic downturn.

Life and disability membership decreased 116,000, or 2%, primarily due to the current economic downturn and increasing unemployment. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 334,000, or 7%, primarily due to the current economic downturn, partially offset by new sales to several groups and members acquired with DeCare on April 9, 2009.

Managed dental membership increased 4,041,000 reflecting our acquisition of DeCare on April 9, 2009.

Vision membership increased 252,000, or 10%, primarily due to continued market penetration of our Blue View vision product, partially offset by net negative in-group changes.

Medicare Part D membership decreased 187,000, or 10%, as the CMS sanctions prevented us from capturing sales from new business to offset declines, including those from normal attrition.

PBM Prescription Volume

Prescription volume in our PBM companies decreased by 663,000, or 1%, due to a decrease in retail scripts resulting from lower membership driven by the current economic conditions and the exit from a joint venture in the Northeast. Mail scripts increased due to additional utilization, partially offset by the loss of membership. Script volume was favorably impacted as NextRx began servicing approximately 1 million members transferred from an outside vendor on January 1, 2009.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2009 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe our 2009 cost of care trend estimate of 8.0%, plus or minus 50 basis points, is appropriate.

Overall, our medical cost trend continued to be driven by unit costs although utilization rates increased slightly in the first half of 2009. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. These unit cost increases were driven partially by elevated average case acuity (intensity) as well as rate increases with hospitals. Continued re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. Key efforts in managing unit cost trends include enterprise-wide enhanced 360º Health care management programs as well as more focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease and end-stage renal disease cases. New pilot programs are being introduced for readmission management as well as focused utilization management at high cost facilities. Both the inpatient admission counts per thousand members and the inpatient day counts per thousand members are slightly higher than prior year. The average length of inpatient stays increased slightly.

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

Physician services trend was in the mid single digit range and was approximately 55% cost driven and 45% utilization driven. Increases in the physician care category were partially driven by contracting changes. Before the outbreak of the H1N1 flu, expectations were that the 2009 flu season would develop favorably compared to the elevated 2008 season. Expectations have been tempered to include the increase in activity to date due to the H1N1 flu, as well as the potential for an elevated flu season during the typical fall/winter cycle. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid single digit range and was approximately 90% unit cost (cost per prescription) related and 10% utilization (prescriptions per member per year) driven. The increased use of specialty drugs contributed to the higher unit cost trend. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Our PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increases in cost per prescription were mitigated by increases in generic usage rates, benefit plan design changes, and continued management of contracting arrangements and fee schedules.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. Expansion continues on 360º Health, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource. 360º Health assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. Additionally, our Resolution Health subsidiary is allowing us to fully integrate their suite of products to extend the range and quality of services for our members, as well as members across the health plan system. As a leading data analytics-driven personal health care guidance company, Resolution Health continues to expand its efforts to improve healthcare quality and reduce healthcare costs. The pending sale of our PBM subsidiaries and the resulting strategic alliance with Express Scripts will bring with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art PBM services. In addition to these efforts, we are broadening our specialty pharmacy programs and are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.	Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Our consolidated results of operations for the three months ended June 30, 2009 and 2008 are discussed in the following section.

	Three Months Ended June 30
(In millions, except per share data)	2009	2008	$ Change	% Change
Premiums	$14,123.3	$14,344.9	$ (221.6)	(2)%
Administrative fees	976.8	966.0	10.8	1
Other revenue	165.7	166.1	(0.4)	–

Total operating revenue	15,265.8	15,477.0	(211.2)	(1)
Net investment income	205.7	217.6	(11.9)	(5)
Net realized gains on investments	15.7	93.2	(77.5)	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(107.8)	(121.0)	13.2	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	33.8	–	33.8	NM	[1]

Other-than-temporary impairment losses recognized in income	(74.0)	(121.0)	47.0	NM	[1]

Total revenues	15,413.2	15,666.8	(253.6)	(2)
Benefit expense	11,712.3	11,955.6	(243.3)	(2)
Selling, general and administrative expense:
Selling expense	421.2	445.1	(23.9)	(5)
General and administrative expense	1,922.3	1,773.5	148.8	8

Total selling, general and administrative expense	2,343.5	2,218.6	124.9	6
Cost of drugs	121.3	118.5	2.8	2
Interest expense	117.0	116.5	0.5	–
Amortization of other intangible assets	66.6	71.6	(5.0)	(7)

Total expenses	14,360.7	14,480.8	(120.1)	(1)

Income before income tax expense	1,052.5	1,186.0	(133.5)	(11)
Income tax expense	359.0	435.5	(76.5)	(18)

Net income	$693.5	$750.5	$(57.0)	(8)

Average diluted shares outstanding	486.3	522.6	(36.3)	(7)%
Diluted net income per share	$1.43	$1.44	$(0.01)	(1)%
Benefit expense ratio[2]	82.9%	83.3%		(40	)bp3
Selling, general and administrative expense ratio[4]	15.4%	14.3%		110	bp3
Income before income taxes as a percentage of total revenue	6.8%	7.6%		(80	)bp3
Net income as a percentage of total revenue	4.5%	4.8%		(30	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $221.6 million, or 2%, to $14.1 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare, National, Senior and Individual businesses and our withdrawal from certain State-Sponsored programs, which were unprofitable. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees increased $10.8 million, or 1%, to $976.8 million in 2009, primarily due to revenues generated by DeCare following the acquisition, self-funded membership growth in National Accounts and increased pricing in Local Group self-funded accounts, partially offset by lower revenues in our NGS Medicare business, our withdrawal from the Connecticut Medicaid program and reduced BlueCard revenues.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue was essentially flat at $165.7 million in 2009, primarily due to decreased mail order script volume from third parties, partially offset by additional co-payments associated with our medical members and other revenues generated by DeCare.

Net investment income decreased $11.9 million, or 5%, to $205.7 million in 2009, primarily resulting from reduced investment balances and lower yields on short-term investments.

A summary of our net realized gains on investments and other-than-temporary impairment losses recognized in income, by type of security, for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30
(In millions)	2009	2008	$ Change
Net realized gains (losses) on investments
Net realized gains from the sale of fixed maturity securities	$14.2	$4.1	$10.1
Net realized gains from the sale of equity securities	1.6	85.5	(83.9)
Other net realized (losses) gains on investments	(0.1)	3.6	(3.7)

Net realized gains on investments	15.7	93.2	(77.5)

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(13.8)	(80.4)	66.6
Other-than-temporary impairment losses – fixed maturity securities	(60.2)	(40.6)	(19.6)

Other-than-temporary impairment losses recognized in income	(74.0)	(121.0)	47.0

Net realized gains on investments and other-than-temporary impairment losses recognized in income	$(58.3)	$(27.8)	$(30.5)

Other-than-temporary impairment losses recognized in income in 2009 primarily related to impairments of fixed maturity securities due to deterioration in credit ratings. In addition, we recognized other-than-temporary impairments of equity securities due to the continuing devaluation in the equity markets. Other-than-temporary impairment losses recognized in income in 2008 were related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $243.3 million, or 2%, to $11.7 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare, National and Senior businesses and our withdrawal from certain State-Sponsored programs, which were unprofitable. In addition, lower benefit expense in our Medicare Advantage business contributed to the overall decrease in benefit expense. The lower benefit expense in Medicare Advantage primarily reflected plan design and pricing changes. In addition, benefit expense in the

Consumer segment decreased due to higher than anticipated favorable prior year reserve development that was not reestablished in 2009. These decreases were partially offset by increases in benefit costs in our Local Group business. The increase in Local Group benefit costs were driven by a change in our mix of business. We are implementing appropriate pricing and product changes to favorably impact our Commercial segment’s future benefit expenses.

Our benefit expense ratio decreased 40 basis points to 82.9% in 2009, due to improvements in our Consumer segment partially offset by increases in our Commercial segment. The benefit expense ratio decline in our Consumer segment was primarily driven by benefit expense in our Medicare Advantage and State-Sponsored businesses. The benefit expense ratio for Medicare Advantage improved as we implemented benefit design changes and modified pricing for 2009. Also, higher than anticipated favorable prior year reserve development that was not reestablished in 2009 impacted the Consumer segment benefit expense ratio. Increases in the Commercial segment’s benefit expense ratio were primarily due to our Local Group business, predominately in California and Ohio, which have been among the states most impacted by the current economic downturn.

Selling, general and administrative expense increased $124.9 million, or 6%, to $2.3 billion in 2009, primarily due to higher compensation costs and outside services, partially offset by lower selling expenses. This caused our selling, general and administrative expense ratio to increase 110 basis points to 15.4% in 2009.

Cost of drugs sold increased $2.8 million, or 2%, to $121.3 million in 2009, primarily due to increased mail order prescription utilization among our health members partially offset by decreased mail order script volume from third parties.

Interest expense increased $0.5 million, or less than 1%, to $117.0 million in 2009, primarily due to slightly higher interest rates on new debt, including the issuance of $1.0 billion of long-term debt in February 2009, mostly offset by a reduced use of commercial paper and the repurchase of a portion of our zero coupon notes.

Amortization of other intangible assets decreased $5.0 million, or 7%, to $66.6 million in 2009, primarily due to reductions in amortization of certain other intangible assets acquired in prior years and ceasing amortization related to PBM intangible assets which are classified as held for sale. Held for sale accounting requires discontinuing amortization of the intangible assets while classified as held for sale.

Income tax expense decreased $76.5 million, or 18%, to $359.0 million in 2009. The effective tax rates in 2009 and 2008 were 34.1% and 36.7%, respectively. The 260 basis point decrease in the effective tax rate in 2009 was primarily due to a decrease in our overall state taxes and the volatility on tax sensitive investments.

Our net income as a percentage of total revenue decreased 30 basis points, from 4.8% in 2008 to 4.5% in 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FAS 131, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 12 to our unaudited consolidated financial statements for the three and six months ended June 30, 2009 included in this Form 10-Q. The discussions of segment results for the three months ended June 30, 2009 and 2008 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2008 have been reclassified to conform to the 2009 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$9,339.8	$9,517.1	$ (177.3)	(2)%
Operating gain	$582.8	$846.5	$ (263.7)	(31)%
Operating margin	6.2%	8.9%		(270)bp

Operating revenue decreased $177.3 million, or 2%, to $9.3 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare and National businesses as well as revenue declines associated with our life and disability ancillary products. These decreases were partially offset by premium rate increases for all medical lines of business, increased revenue from DeCare following the acquisition and increased membership in our self-funded National Accounts business.

Operating gain decreased $263.7 million, or 31%, to $582.8 million in 2009 primarily due to lower operating revenue resulting from fully-insured membership declines associated with the current economic conditions, higher benefit expenses in our Local Group business which has been impacted by the change in our mix of business and higher overall administrative costs.

The operating margin in 2009 was 6.2%, a 270 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$4,090.5	$4,144.0	$(53.5)	(1)%
Operating gain	$382.1	$227.8	$154.3	68%
Operating margin	9.3%	5.5%		380bp

Operating revenue decreased $53.5 million, or 1%, to $4.1 billion in 2009, primarily due to our withdrawal from certain State-Sponsored programs, most notably the Ohio Medicaid programs, and membership declines in our Senior and Individual businesses. Senior membership declines were primarily due to the product portfolio changes implemented in 2009 for certain Medicare Advantage plans, including our withdrawal from selected plans. Individual business operating declines reflect competitive pricing pressures and the current economic environment. These declines were partially offset by premium rate increases across the Consumer segment.

Operating gain increased $154.3 million, or 68%, to $382.1 million in 2009, primarily due to improved results in our Medicare Advantage business and to a lesser degree, our State-Sponsored business. Our Medicare Advantage business results improved as we implemented benefit design changes and modified pricing for 2009. Operating gain also increased as a result of higher than anticipated favorable prior year reserve development that was not reestablished in 2009. The improved results in our State-Sponsored business were due to strategic actions taken, including withdrawal from certain unprofitable state programs.

The operating margin in 2009 was 9.3%, a 380 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$1,835.5	$1,815.9	$19.6	1%
Operating gain	$123.8	$110.0	$13.8	13%

Operating revenue increased $19.6 million, or 1%, to $1.8 billion in 2009, primarily due to higher premiums in our FEP business, partially offset by lower administrative fees in our NGS Medicare business.

Operating gain increased $13.8 million, or 13%, to $123.8 million in the second quarter of 2009. This increase was due to improved results in our PBM business, primarily with respect to our specialty pharmacy operations, and as NextRx began servicing approximately one million members transferred from an outside vendor on January 1, 2009.

VII.	Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our consolidated results of operations for the six months ended June 30, 2009 and 2008 are discussed in the following section.

	Six Months Ended June 30
(In millions, except per share data)	2009	2008	$ Change	% Change
Premiums	$28,326.5	$28,579.3	$ (252.8)	(1)%
Administrative fees	1,918.3	1,935.6	(17.3)	(1)
Other revenue	319.7	328.7	(9.0)	(3)

Total operating revenue	30,564.5	30,843.6	(279.1)	(1)
Net investment income	402.8	450.3	(47.5)	(11)
Net realized (losses) gains on investments	(31.8)	124.5	(156.3)	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(412.8)	(197.9)	(214.9)	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	33.8	–	33.8	NM	[1]

Other-than-temporary impairment losses recognized in income	(379.0)	(197.9)	(181.1)	NM	[1]

Total revenues	30,556.5	31,220.5	(664.0)	(2)
Benefit expense	23,300.5	24,072.1	(771.6)	(3)
Selling, general and administrative expense:
Selling expense	853.2	889.4	(36.2)	(4)
General and administrative expense	3,855.4	3,577.8	277.6	8

Total selling, general and administrative expense	4,708.6	4,467.2	241.4	5
Cost of drugs	233.7	237.4	(3.7)	(2)
Interest expense	233.1	235.5	(2.4)	(1)
Amortization of other intangible assets	134.5	143.1	(8.6)	(6)

Total expenses	28,610.4	29,155.3	(544.9)	(2)

Income before income tax expense	1,946.1	2,065.2	(119.1)	(6)
Income tax expense	672.2	726.6	(54.4)	(7)

Net income	$1,273.9	$1,338.6	$(64.7)	(5)

Average diluted shares outstanding	492.2	535.1	(42.9)	(8)%
Diluted net income per share	$2.59	$2.50	$0.09	4%
Benefit expense ratio[2]	82.3%	84.2%		(190	)bp3
Selling, general and administrative expense ratio[4]	15.4%	14.5%		90	bp3
Income before income taxes as a percentage of total revenue	6.4%	6.6%		(20	)bp3
Net income as a percentage of total revenue	4.2%	4.3%		(10	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $252.8 million, or 1%, to $28.3 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare, National, Individual and Senior businesses and our withdrawal from certain State-Sponsored programs, which were unprofitable. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees decreased $17.3 million, or 1%, to $1.9 billion in 2009, primarily due to lower revenues in our BlueCard and NGS Medicare businesses and our withdrawal from the Connecticut Medicaid program, partially offset by self-funded membership growth in National Accounts, revenue from DeCare following the acquisition and increased pricing in our Local Group self-funded business.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue decreased $9.0 million, or 3%, to $319.7 million in 2009, primarily due to decreased mail order script volume from third parties, partially offset by additional co-payments associated with our medical members, increased prescription volume in our specialty pharmacy companies and other revenues generated by DeCare.

Net investment income decreased $47.5 million, or 11%, to $402.8 million in 2009, primarily resulting from reduced investment balances and lower yields on short-term investments.

A summary of our net realized (losses) gains on investments and other-than-temporary impairment losses recognized in income, by type of security, for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30
(In millions)	2009	2008	$ Change
Net realized (losses) gains on investments
Net realized gains from the sale of fixed maturity securities	$4.3	$12.7	$(8.4)
Net realized (losses) gains from the sale of equity securities	(35.7)	107.6	(143.3)
Other net realized (losses) gains on investments	(0.4)	4.2	(4.6)

Net realized (losses) gains on investments	(31.8)	124.5	(156.3)

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(183.5)	(124.1)	(59.4)
Other-than-temporary impairment losses – fixed maturity securities	(195.5)	(73.8)	(121.7)

Other-than-temporary impairment losses recognized in income	(379.0)	(197.9)	(181.1)

Net realized (losses) gains on investments and other-than-temporary impairment losses recognized in income	$(410.8)	$(73.4)	$(337.4)

Other-than-temporary impairment losses recognized in income in 2009 were equally related to impairment of fixed maturity securities, primarily from declines in credit ratings and declines in equity securities. Other-than-temporary impairment losses recognized in income in 2008 were related to the deterioration in equity markets, and, to a lesser extent, other-than-temporary impairments of fixed maturity securities. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $771.6 million, or 3%, to $23.3 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare, National, Individual and Senior businesses, our withdrawal from certain State-Sponsored programs, which were unprofitable, and lower benefit expense in our Senior business. The lower benefit expense in our Senior business was due to plan design and pricing changes in Medicare Advantage and higher than anticipated favorable prior year reserve development that was not reestablished in 2009. These decreases were partially offset by increases in benefit costs in our Local Group and FEP businesses. The increase in Local Group benefit costs were driven by a change in our mix of business. We are implementing appropriate pricing and product changes to favorably impact our Commercial segment’s future benefit expenses.

Our benefit expense ratio decreased 190 basis points to 82.3% in 2009, due to improvements in our Consumer segment. The benefit expense ratio decline in our Consumer segment was primarily driven by benefit expense in our Medicare Advantage business as well as overall lower incurred medical costs in all other Consumer businesses. The benefit expense ratio for Medicare Advantage improved as we implemented benefit design changes and modified pricing in 2009. Also, higher than anticipated favorable prior year reserve development not reestablished in 2009 impacted the Senior business benefit expense ratio. The benefit expense ratio in our Commercial business was relatively unchanged period over period.

Selling, general and administrative expense increased $241.4 million, or 5%, to $4.7 billion in 2009, primarily due to higher compensation costs and outside services, partially offset by lower selling and advertising expenses. This caused our selling, general and administrative expense ratio to increase 90 basis points to 15.4% in 2009.

Cost of drugs sold decreased $3.7 million, or 2%, to $233.7 million in 2009, primarily due to decreased mail order prescription volume, partially offset by increased mail order prescription utilization among our health members and increased prescription volume from third parties in our specialty pharmacy companies.

Interest expense decreased $2.4 million, or 1%, to $233.1 million in 2009, primarily due to a reduced use of commercial paper and the repurchase of a portion of our zero coupon notes, partially offset by slightly higher interest rates on new debt, including the issuance of $1.0 billion of long-term debt in February 2009.

Amortization of other intangible assets decreased $8.6 million, or 6%, to $134.5 million in 2009, primarily due to reductions in amortization of certain other intangible assets acquired in prior years.

Income tax expense decreased $54.4 million, or 7%, to $672.2 million in 2009. The effective tax rates in 2009 and 2008 were 34.5% and 35.2%, respectively. The 70 basis point decrease in the effective tax rate in 2009 was primarily due to the volatility on tax sensitive investments.

Our net income as a percentage of total revenue decreased 10 basis points, from 4.3% in 2008 to 4.2% in 2009.

Reportable Segments

The discussions of segment results for the six months ended June 30, 2009 and 2008 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2008 have been reclassified to conform to the 2009 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$18,707.3	$19,005.3	$ (298.0)	(2)%
Operating gain	$1,485.5	$1,755.3	$ (269.8)	(15)%
Operating margin	7.9%	9.2%		(130)bp

Operating revenue decreased $298.0 million, or 2%, to $18.7 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare and National businesses as well as revenue in our life and disability and dental ancillary products. These decreases were partially offset by premium rate increases for all medical lines of business, increased membership in our self-funded National business and revenues from DeCare following our acquisition.

Operating gain decreased $269.8 million, or 15%, to $1.5 billion in 2009 primarily due to lower operating revenue resulting from fully-insured membership declines resulting from the current economic conditions, higher overall administrative costs, including higher overall compensation costs and increased benefit costs in our Local Group business due to the change in our mix of business.

The operating margin in 2009 was 7.9%, a 130 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$8,125.9	$8,244.0	$(118.1)	(1)%
Operating gain	$600.8	$107.6	$493.2	NM	[1]
Operating margin	7.4%	1.3%		610bp

[1]	NM = Not meaningful

Operating revenue decreased $118.1 million, or 1%, to $8.1 billion in 2009, primarily due to our withdrawal from certain State-Sponsored programs, most notably the Ohio Medicaid programs, and slight declines in our fully-insured Individual membership, partially offset by premium rate increases in all lines of business.

Operating gain increased $493.2 million to $600.8 million in 2009, primarily due to improved results in our Medicare Advantage business as we implemented benefit design changes and modified pricing for 2009 and higher than anticipated favorable prior year reserve development that was not reestablished in 2009. In addition, overall lower incurred medical costs in all other lines of business added to the improved results, including lower costs associated with State-Sponsored business. The improved results in our State-Sponsored business were due to strategic actions taken, including withdrawal from certain unprofitable state programs.

The operating margin in 2009 was 7.4%, a 610 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$3,731.3	$3,594.3	$137.0	4%
Operating gain	$235.4	$204.0	$31.4	15%

Operating revenue increased $137.0 million, or 4%, to $3.7 billion in 2009, primarily due to higher premiums in our FEP business, partially offset by lower administrative fees in our NGS Medicare business.

Operating gain increased $31.4 million, or 15%, to $235.4 million during the six months ended June 30, 2009. This increase was due to improved results in our PBM business, primarily with respect to our specialty pharmacy operations, and as NextRx began servicing approximately one million customers transferred from an outside vendor on January 1, 2009. In addition, operating gain in our disease management and cost of care businesses increased. These increases were offset by higher unallocated administrative expenses.

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

Medical Claims Payable

The most judgment-based accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2009, this liability was $5.9 billion and represented 22% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 98%, or $5.8 billion, of our total medical claims liability as of June 30, 2009; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2%, or $141.9 million, of the total medical claims liability as of June 30, 2009. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of June 30, 2009 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at June 30, 2009, the variability in months three to five was estimated to be between 60 and 70 basis points, while months six through twelve have much lower variability ranging from 10 to 50 basis points.

Over the period from December 31, 2008 to June 30, 2009, completion factors have increased. With consideration of claim payments through June 30, 2009, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2008 valuation have developed higher than those used at December 31, 2008. This resulted in approximately $305.1 million of redundancy in the December 31, 2008 estimate and is included in the statement of income for the six months ended June 30, 2009. The increase in completion factors has been taken into consideration when determining the completion factors used in establishing the June 30, 2009 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $220.0 million, in the June 30, 2009 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2007 to June 30, 2008, completion factors decreased. With consideration of claim payments through June 30, 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation period developed lower than those used at December 31, 2007. This resulted in approximately $203.4 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the six months ended June 30, 2008.

Over the period from December 31, 2007 to December 31, 2008, completion factors initially decreased, and then increased in the latter months of 2008. With consideration of claim payments through December 31, 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation period developed slightly lower than those used at December 31, 2007. This resulted in approximately $120.3 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the year ended December 31, 2008.

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

The other major assumption used in the establishment of the June 30, 2009 incurred but not paid claim liability was the trend factors. In our analysis for the six month ended June 30, 2009, there was a 470 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 6%, or approximately $368.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at June 30, 2009. As we look at the year-over-year claim trend for the prior period (May and June 2008) compared to the current period (May and June 2009), the trend used in our reserve models has increased. However, claim trends observed as of December 31, 2008 based on subsequent claims runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2008. This difference between the trends assumed in establishing the December 31, 2008 medical claims payable and the trend observed based on subsequent claims runout through the six months ended June 30, 2009 resulted in approximately $414.6 million of redundancy in the December 31, 2008 estimate and is included in the statement of income for the six months ended June 30, 2009.

Claim trends observed as of December 31, 2007 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2007. This difference between the trends assumed in establishing the December 31, 2007 medical claims payable, and the trend observed based upon subsequent claims runout through the six months ended June 30, 2008, resulted in approximately $473.0 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the six months ended June 30, 2008. The difference between the trends assumed in establishing the December 31, 2007 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2008, resulted in approximately $383.5 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the year ended December 31, 2008.

Claim trends observed as of December 31, 2006 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2006. This difference between the trends assumed in establishing the December 31, 2006 medical claims payable, and the trend observed based upon subsequent claims runout through the year ended December 31, 2007, resulted in approximately $350.3 million of redundancy in the December 31, 2006 estimate and is included in the statement of income for the year ended December 31, 2007.

As summarized below, Note 11 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years (redundancies)” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years (redundancies)” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2009 and 2008 and the years ended December 31, 2008, 2007 and 2006 is as follows:

	Six Months Ended June 30		Years Ended December 31
(In millions)	2009	2008	2008	2007	2006
Gross medical claims payable, beginning of period	$6,184.7	$5,788.0	$5,788.0	$5,290.3	$4,853.4
Ceded medical claims payable, beginning of period	(60.3)	(60.7)	(60.7)	(51.0)	(27.7)

Net medical claims payable, beginning of period	6,124.4	5,727.3	5,727.3	5,239.3	4,825.7

Business combinations and purchase adjustments	2.8	–	–	15.2	(6.4)
Net incurred medical claims:
Current year	23,980.0	24,308.4	47,940.9	46,366.2	42,613.2
Prior years (redundancies)	(719.7)	(269.6)	(263.2)	(332.7)	(617.7)

Total net incurred medical claims	23,260.3	24,038.8	47,677.7	46,033.5	41,995.5

Net payments attributable to:
Current year medical claims	18,760.1	18,689.5	42,020.7	40,765.7	37,486.0
Prior years medical claims	4,778.6	4,865.4	5,259.9	4,795.0	4,089.5

Total net payments	23,538.7	23,554.9	47,280.6	45,560.7	41,575.5

Net medical claims payable, end of period	5,848.8	6,211.2	6,124.4	5,727.3	5,239.3
Ceded medical claims payable, end of period	56.7	59.1	60.3	60.7	51.0

Gross medical claims payable, end of period	$5,905.5	$6,270.3	$6,184.7	$5,788.0	$5,290.3

Current year medical claims paid as a percent of current year net incurred medical claims	78.2%	76.9%	87.7%	87.9%	88.0%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	13.3%	4.9%	4.8%	6.8%	14.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.5%	0.6%	0.6%	0.8%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $719.7 million shown above for the six months ended June 30, 2009 represents an estimate based on paid claim activity from January 1, 2009 to June 30, 2009. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $719.7 million redundancy relates to claims incurred in calendar year 2008.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.7% for 2008, 87.9% for 2007, and 88.0% for 2006. Comparison of these ratios indicates fairly consistent payment patterns between 2008, 2007 and 2006. Review of the six-month periods presented above shows that as of June 30, 2009, 78.2% of current year net incurred medical claims had been paid in the period incurred, as compared to 76.9% for the same period in 2008. These ratios reflect incurred and paid claim amounts for the first six months of 2009 and 2008 only and, therefore, are not indicative of the ratios that can be expected for the full year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 13.3% for the six months ended June 30, 2009 and 4.9% for the six months ended June 30, 2008. The 840 basis point increase over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. In addition, the increase in this metric in the six months ended June 30, 2009 was partially impacted by higher than anticipated favorable prior year reserve development of $100.0 million that was not reestablished at June 30, 2009. The percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period was 4.8% for 2008, 6.8% for 2007, and 14.7% for 2006.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the six months ended June 30, 2009, this metric was 1.5%, which was calculated using the redundancy of $719.7 million shown above. For the six months ended June 30, 2008, the comparable metric was 0.6%, which was calculated using the redundancy of $269.6 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2008 to June 30, 2008. This metric was 0.6% for full year 2008, 0.8% for 2007, and 1.9% for 2006. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%.

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

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits, as required by Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of June 30, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are being concluded by the Internal Revenue Service, or IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

For additional information, see Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2009 was $13.3 billion and other intangible assets were $8.6 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 99% of our consolidated shareholders’ equity at June 30, 2009.

We follow guidance provided by FAS 141R, Business Combinations, or FAS 141R, and FAS 142, Goodwill and Other Intangible Assets, or FAS 142. FAS 141R specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under FAS 142, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with FAS 142 for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately.

We completed our annual impairment tests of existing goodwill and other intangible assets (with indefinite lives) for each of the years ended December 31, 2008, 2007 and 2006 and based upon these tests we have not incurred any impairment losses related to any goodwill and other intangible assets (with indefinite lives). Fair value is estimated using an equal weighting of the income and market value approaches for our reporting units and the income approach for our indefinite lived intangible assets. The equal weighting for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. We evaluate the appropriate weighting given to each valuation methodology at each impairment test date. We also periodically evaluate the assumptions used in the valuation methodologies.

The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Assumptions used in the income approach regarding 2008 projected future cash flows were reduced from our 2007 projected future cash flows given our lowered outlook and revised earnings guidance in 2008. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. The discount rates used in 2008 and 2007 did not significantly differ between years, primarily due to changes resulting from increased risk associated with cost of equity being offset by decreases in the cost of debt and higher debt to equity ratios within our industry.

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

Investments

Current and long-term available-for-sale investment securities were $15.9 billion at June 30, 2009 and represented 32% of our total consolidated assets at June 30, 2009. In accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the April 1, 2009 adoption of FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In connection with the adoption of the FSP on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of June 30, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

Investment income is recorded when earned, and realized gains or losses, determined by specific identification of investments sold, are included in income when securities are sold.

We review investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both qualitative and quantitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which a security’s market value has been less than its cost, the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors), financial condition and near term prospects of the issuer, including the credit ratings and changes in the credit ratings of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. In addition, for equity securities, we determine whether we have the intent and ability to hold the security for a period of time to allow for a recovery of its fair value above its carrying amount. If any declines of equity securities are determined to be other-than-temporary, we charge the losses to income when that determination is made.

In addition, in April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP. The FSP applies to fixed maturity securities only and provides new guidance on the recognition and presentation of an other-than-temporary impairments. Furthermore, the FSP requires additional disclosures related to other-than-temporary impairments. Under this revised guidance, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

The credit component of an other-than temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. Furthermore, unrealized losses entirely caused by interest rate and other factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

Upon adoption of the FSP on April 1, 2009, we recorded a cumulative-effect adjustment, net of taxes, of $88.9 million as of the beginning of the period of adoption, April 1, 2009, to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

The unrealized gains or losses on our equity and fixed maturity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $379.0 million and $197.9 million, respectively, for the six months ended June 30, 2009 and 2008. There were no individually significant other-than-temporary impairment losses on investments by issuer during the six months ended June 30, 2009. As of June 30, 2009, we had approximately $541.7 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $478.9 million of which related to fixed maturity securities and $62.8 million of which related to equity securities.

We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in other-than-temporary impairment losses on investments being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional, material other-than-temporary impairment losses on investments may be recorded in future periods.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $749.5 million, or 2% of total consolidated assets, at June 30, 2009. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the cash collateral delivered. Under the guidance provided in FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we recognize the collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $15.0 billion at June 30, 2009. The weighted-average credit rating of these securities was “AA” as of June 30, 2009. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $1.7 billion, $52.4 million and $7.4 million, respectively, that are guaranteed by third parties. With the exception of thirteen securities with a fair value of $45.7 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of June 30, 2009 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of June 30, 2009 for the securities for which such information is available.

At June 30, 2009, we owned $3.7 billion of mortgage-backed securities and $238.3 million of asset-backed securities out of a total available-for-sale investment portfolio of $15.9 billion. These securities included sub-prime and Alt-A securities with fair values of $117.6 million and $363.8 million, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $35.0 million and $81.9 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “A”, respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FAS No. 157, Fair Value Measurements, or FAS 157. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2009 and 2008 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FAS 157. Securities designated Level III at June 30, 2009 totaled $322.5 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed, asset-backed and inverse floating rate securities that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 3 and 4 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for some of our employees. These plans are accounted for in accordance with FAS No. 87, Employers’ Accounting for Pensions, or FAS 87, as amended by FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by FAS 87, we calculate the value of plan assets as described below. Further, the difference between our expected rate of return and the actual performance of plan assets, as well as certain changes in pension liabilities, are amortized over future periods.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. As of our December 31, 2008 measurement date, we had approximately 43% of plan assets invested in equity securities, 50% in fixed maturity securities and 7% in other assets. No plan assets were invested in WellPoint common stock as of the measurement date.

For the year ending December 31, 2009, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. A contribution of $0.3 million was made to retirement benefit plans during the three and six months ended June 30, 2009.

At June 30, 2009 our consolidated pension liabilities were $222.1 million, including liabilities of $64.8 million for certain supplemental plans. We recognized consolidated pre-tax pension benefit credit of $6.7 million and $7.7 million for the three months ended June 30, 2009 and 2008, respectively. We recognized consolidated pre-tax pension benefit credit of $13.6 and $14.1 million for the six months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2008, we incurred a curtailment gain of $1.4 million within one of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $544.8 million at June 30, 2009.

We recognized consolidated pre-tax other postretirement benefit expense of $8.4 million and $7.6 million for the three months ended June 30, 2009 and 2008, respectively. We recognized consolidated pre-tax other postretirement benefit expense of $16.8 and $15.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, or FAS 168. The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), or FAS 167. FAS 167 amends FASB Interpretation No. 46(R) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective for us on January 1, 2010. We do not expect the adoption of FAS 167 to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, or FAS 166. FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for us on January 1, 2010. We do not expect the adoption of FAS 166 to have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, or FAS 165, which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FAS 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted FAS 165 on June 30, 2009. The adoption of FAS 165 did not have a material impact on our consolidated financial statements and required disclosures.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 was effective for us on April 1, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 was effective for us on June 30, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FAS 161. FAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FAS 161 was effective for us on January 1, 2009. The adoption of FAS 161 did not have an impact on our consolidated financial position or results of operations. For additional information regarding our disclosures about derivative instruments and hedging activities, see Note 6 to our unaudited consolidated financial statements for the three and six months ended June 30, 2009 included in this Form 10-Q.

There were no other new accounting pronouncements issued or adopted during the first six months of 2009 that had a material impact on our consolidated financial position, operating results or disclosures.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. Credit markets have experienced a tightening of available liquidity, primarily as a result of uncertainty surrounding mortgage-backed securities. Beginning in October 2008, the Federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

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

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30
(In millions)	2009	2008
Cash flows provided by (used in):
Operating activities	$1,569.6	$1,159.4
Investing activities	(958.9)	442.9
Financing activities	(1,071.2)	(2,096.4)
Effect of foreign exchange rates on cash and cash equivalents	1.2	–

Decrease in cash and cash equivalents	$(459.3)	$(494.1)

Liquidity – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, net cash flow provided by operating activities was $1,569.6 million, compared to $1,159.4 million for the six months ended June 30, 2008, an increase of $410.2 million. This increase was driven primarily by the net change in provider advances, decreased tax and incentive compensation payments and increased operating earnings, partially offset by higher spending for technology and customer service initiatives.

Net cash flow used in investing activities was $958.9 million during the six months ended June 30, 2009, compared to $442.9 million of cash provided by investing activities for the six months ended June 30, 2008. The increase in cash flow used in investing activities of $1,401.8 million between the two periods primarily resulted from increases in net purchases of investments and increases in net purchases of property and equipment, partially offset by increases in securities lending collateral and decreases in purchases of subsidiaries.

Net cash flow used in financing activities was $1,071.2 million during the six months ended June 30, 2009, compared to $2,096.4 million for the six months ended June 30, 2008. The decrease in cash flow used in financing activities of $1,025.2 million primarily resulted from decreases in the repurchase of common stock, partially offset by decreases in net proceeds from borrowings, including commercial paper and other long-term borrowings, decreases in bank overdrafts and decreases in securities lending payable.

Financial Condition

We maintain a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $18.4 billion at June 30, 2009. Since December 31, 2008, total cash, cash equivalents and investments, including long-term investments, increased by $1.0 billion primarily due to cash generated from operations and additional long-term borrowings.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At June 30, 2009, we held at the parent company approximately $1.4 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 29.2% as of June 30, 2009 and December 31, 2008.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments, and the balance in Express Scripts common stock. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction. The Express Scripts transaction is expected to close in the second half of 2009, subject to customary closing conditions and any required regulatory approvals.

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

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at June 30, 2009 totaled $7.5 million, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At June 30, 2009, $100.0 million of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $125.2 million at June 30, 2009 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2009 or during the six months then ended. At June 30, 2009, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $648.2 million of borrowings outstanding under this commercial paper program as of June 30, 2009. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.4 billion of ordinary dividends to be paid to the parent company during 2009. For the six months ended June 30, 2009, $864.0 million of dividends were paid by our subsidiaries.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 million shares at an average per share price of $40.77, for an aggregate cost of $1.1 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of June 30, 2009, we had $1.4 billion of authorization remaining under this program. Subsequent to June 30, 2009, we repurchased and retired approximately 2.3 million shares for an aggregate cost of approximately $116.8 million, leaving approximately $1.3 billion for authorized future repurchases at July 22, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2009, no material required contributions are expected to be necessary to meet the ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. A contribution of $0.3 million was made to retirement benefit plans during the six months ended June 30, 2009.

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

We carried out an evaluation as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We continue the process of evaluating and implementing enhancements to certain internal controls within our Senior business in part in response to CMS’ requests for corrective action plans in connection with our temporary suspension from the marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription plans. While we are enhancing certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under “Litigation” and “Other Contingencies” in Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

•	we may be unable to retain the existing employees of our PBM business or attract additional qualified employees to meet current and future needs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
April 1, 2009 to April 30, 2009	3,076,700	$39.82	3,074,300	$1,719
May 1, 2009 to May 31, 2009	1,546,436	45.96	1,540,100	1,648
June 1, 2009 to June 30, 2009	5,144,294	47.39	5,143,900	1,404

	9,767,430		9,758,300

[1]

Total number of shares purchased includes 9,130 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2009, we repurchased approximately 9.8 million shares at a cost of $437.0 million under the program. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. Remaining authorization under the program was $1.4 billion as of June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on May 20, 2009, the following actions were undertaken:

1.	The following persons were elected to the Board of Directors with terms to expire at the 2012 Annual Meeting of Shareholders:

	Votes For	Votes Against	Abstentions
Lenox D. Baker, Jr., M.D.	362,039,107	2,871,310	263,812
Susan B. Bayh	355,128,694	9,710,522	335,013
Larry C. Glasscock	360,298,044	4,593,065	283,120
Julie A. Hill	361,929,260	2,961,180	283,789
Ramiro G. Peru	362,170,983	2,696,957	306,289

The following directors’ term of office continued after the Annual Meeting of Shareholders:

Angela F. Braly, Sheila P. Burke, William H.T. Bush, Warren Y. Jobe, Victor S. Liss, William G. Mays, Jane G. Pisano, Ph.D., Senator Donald W. Riegle, Jr., William J. Ryan, George A. Schaefer, Jr., Jackie M. Ward and John E. Zuccotti.

2.	Ernst & Young LLP was ratified as our independent auditor for the fiscal year ending December 31, 2009, as follows:

Votes For	Votes Against	Abstentions
359,829,954	5,141,245	203,030

3.	The WellPoint Incentive Compensation Plan was approved, as follows:

Votes For	Votes Against	Abstentions
286,955,759	44,983,903	584,016

4.	The WellPoint Employee Stock Purchase Plan was approved, as follows:

Votes For	Votes Against	Abstentions
327,454,520	4,774,073	295,085

5.	A shareholder proposal concerning an Advisory Resolution on Compensation of Named Executive Officers was not approved, as follows:

Votes For	Votes Against	Abstentions
151,636,078	169,678,272	11,209,328

There were no additional matters voted upon at the May 20, 2009 Annual Meeting of Shareholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: A list of exhibits required to be filed as part of this Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC. Registrant

Date: July 29, 2009	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 29, 2009	By:	/s/ MARTIN L. MILLER
Martin L. Miller Senior Vice President, Chief Accounting Officer and Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended and restated effective May 21, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.7*	WellPoint, Inc. Board of Directors Compensation Program, as amended May 20, 2009.

10.23*	WellPoint, Inc. Incentive Compensation Plan, as amended and restated effective May 20, 2009, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on June 8, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WellPoint, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts or compensatory plans or arrangements.

E-1