Form 10-Q
period 2009-09-30
WELLPOINT INC
filed 2009-10-28
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 23, 2009
Common Stock, $0.01 par value	458,345,599 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2009

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,842.2	$2,183.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,792.4 and $1,538.6)	15,334.5	1,564.8
Equity securities (cost of $829.9 and $1,293.0)	1,025.3	1,088.0
Other invested assets, current	18.7	23.6
Accrued investment income	168.4	172.8
Premium and self-funded receivables	3,276.3	3,042.9
Other receivables	505.0	597.5
Income tax receivable	–	159.9
Securities lending collateral	383.9	529.0
Deferred tax assets, net	361.1	766.6
Other current assets	1,154.0	1,141.0
Current assets held for sale	1,293.1	1,193.3

Total current assets	25,362.5	12,463.3
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $230.8 and $12,401.3)	239.8	11,808.4
Equity securities (cost of $33.0 and $34.7)	31.1	30.7
Other invested assets, long-term	771.4	703.2
Property and equipment, net	1,067.6	1,016.5
Goodwill	13,307.6	13,296.2
Other intangible assets	8,341.4	8,697.6
Other noncurrent assets	376.1	387.3

Total assets	$49,497.5	$48,403.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,763.2	$6,184.7
Reserves for future policy benefits	61.4	64.5
Other policyholder liabilities	1,566.2	1,626.8

Total policy liabilities	7,390.8	7,876.0
Unearned income	1,089.1	1,080.8
Accounts payable and accrued expenses	2,761.8	2,856.5
Income taxes payable	96.5	–
Security trades pending payable	33.6	5.8
Securities lending payable	386.7	529.0
Short-term borrowings	100.0	98.0
Current portion of long-term debt	377.8	909.7
Other current liabilities	1,580.9	1,340.3
Current liabilities held for sale	309.2	374.4

Total current liabilities	14,126.4	15,070.5
Long-term debt, less current portion	8,384.4	7,833.9
Reserves for future policy benefits, noncurrent	660.0	664.7
Deferred tax liabilities, net	2,229.8	2,051.3
Other noncurrent liabilities	1,229.5	1,351.1

Total liabilities	26,630.1	26,971.5

Commitments and contingencies – Note 10

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 465,023,897 and 503,230,575	4.6	5.0
Additional paid-in capital	15,663.5	16,843.0
Retained earnings	7,126.8	5,479.4
Accumulated other comprehensive income (loss)	72.5	(895.7)

Total shareholders’ equity	22,867.4	21,431.7

Total liabilities and shareholders’ equity	$49,497.5	$48,403.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Revenues
Premiums	$14,070.7	$14,230.7	$42,397.2	$42,810.0
Administrative fees	969.1	925.6	2,887.4	2,861.2
Other revenue	167.2	153.1	486.9	481.8

Total operating revenue	15,207.0	15,309.4	45,771.5	46,153.0
Net investment income	196.6	214.2	599.4	664.5
Net realized gains on investments	52.2	1.8	20.4	126.3
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(69.1)	(564.4)	(481.9)	(762.3)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	38.4	–	72.2	–

Other-than-temporary impairment losses recognized in income	(30.7)	(564.4)	(409.7)	(762.3)

Total revenues	15,425.1	14,961.0	45,981.6	46,181.5

Expenses
Benefit expense	11,416.2	11,745.6	34,716.7	35,817.7
Selling, general and administrative expense:
Selling expense	420.6	448.2	1,273.8	1,337.6
General and administrative expense	1,976.3	1,772.0	5,831.7	5,349.8

Total selling, general and administrative expense	2,396.9	2,220.2	7,105.5	6,687.4
Cost of drugs	112.7	114.1	346.4	351.5
Interest expense	110.6	118.4	343.7	353.9
Amortization of other intangible assets	66.0	71.9	200.5	215.0
Impairment of intangible assets	205.5	141.4	205.5	141.4

Total expenses	14,307.9	14,411.6	42,918.3	43,566.9

Income before income tax expense	1,117.2	549.4	3,063.3	2,614.6
Income tax expense (benefit)	387.0	(271.3)	1,059.2	455.3

Net income	$730.2	$820.7	$2,004.1	$2,159.3

Net income per share
Basic	$1.55	$1.61	$4.15	$4.12

Diluted	$1.53	$1.60	$4.12	$4.09

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Nine Months Ended September 30
	2009	2008
Operating activities
Net income	$2,004.1	$2,159.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(20.4)	(126.3)
Other-than-temporary impairment losses recognized in income	409.7	762.3
Loss on disposal of assets	9.0	6.0
Deferred income taxes	(7.7)	(322.2)
Amortization, net of accretion	337.7	358.2
Depreciation expense	78.7	78.7
Impairment of intangible assets	205.5	141.4
Share-based compensation	115.7	129.3
Excess tax benefits from share-based compensation	(5.3)	(14.9)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(127.4)	(739.5)
Other invested assets	(39.0)	29.1
Other assets	9.4	(89.8)
Policy liabilities	(492.7)	270.5
Unearned income	10.3	(63.8)
Accounts payable and accrued expenses	243.6	(137.7)
Other liabilities	18.0	(446.4)
Income taxes	255.7	43.9
Other, net	4.3	19.8

Net cash provided by operating activities	3,009.2	2,057.9

Investing activities
Purchases of fixed maturity securities	(5,331.1)	(5,007.9)
Proceeds from fixed maturity securities:
Sales	2,967.2	4,611.8
Maturities, calls and redemptions	1,178.7	1,429.3
Purchases of equity securities	(195.0)	(1,237.8)
Proceeds from sales of equity securities	453.3	935.0
Purchases of other invested assets	(36.9)	(122.9)
Proceeds from sales of other invested assets	2.4	32.4
Changes in securities lending collateral	142.3	221.1
Purchases of subsidiaries, net of cash acquired	(66.3)	(197.7)
Proceeds from sales of subsidiaries, net of cash sold	–	5.0
Purchases of property and equipment	(272.3)	(235.9)
Proceeds from sales of property and equipment	0.4	11.3
Other, net	(3.2)	–

Net cash (used in) provided by investing activities	(1,160.5)	443.7

Financing activities
Net repayments of commercial paper borrowings	(356.6)	(474.9)
Repayment of long-term borrowings	(602.9)	(9.2)
Proceeds from long-term borrowings	990.3	525.0
Net proceeds from short-term borrowings	2.0	100.0
Changes in securities lending payable	(142.3)	(221.1)
Changes in bank overdrafts	(354.6)	9.5
Repurchase and retirement of common stock	(1,811.4)	(3,047.0)
Proceeds from exercise of employee stock options and employee stock purchase plan	77.6	103.9
Excess tax benefits from share-based compensation	5.3	14.9

Net cash used in financing activities	(2,192.6)	(2,998.9)

Effect of foreign exchange rates on cash and cash equivalents	2.2	–

Change in cash and cash equivalents	(341.7)	(497.3)
Cash and cash equivalents at beginning of period	2,183.9	2,767.9

Cash and cash equivalents at end of period	$1,842.2	$2,270.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Cumulative effect of adoption of FASB OTTI guidance, net of taxes	–	–	–	88.9	(88.9)	–
Net income	–	–	–	2,004.1	–	2,004.1
Change in net unrealized losses on investments	–	–	–	–	1,073.0	1,073.0
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	(18.6)	(18.6)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(2.2)	(2.2)
Change in net periodic pension and postretirement costs	–	–	–	–	1.4	1.4
Foreign currency translation adjustments	–	–	–	–	3.5	3.5

Comprehensive income						3,061.2
Repurchase and retirement of common stock	(40.8)	(0.4)	(1,365.4)	(445.6)	–	(1,811.4)
Issuance of common stock under employee stock plans, net of related tax benefits	2.6	–	185.9	–	–	185.9

September 30, 2009	465.0	$4.6	$15,663.5	$7,126.8	$72.5	$22,867.4

January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	–	–	–	2,159.3	–	2,159.3
Change in net unrealized gains on investments	–	–	–	–	(668.3)	(668.3)
Change in net unrealized losses on cash flow hedges	–	–	–	–	(0.4)	(0.4)
Change in net periodic pension and postretirement costs	–	–	–	–	(2.4)	(2.4)

Comprehensive income						1,488.2
Repurchase and retirement of common stock	(50.1)	(0.5)	(1,668.1)	(1,378.4)	–	(3,047.0)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	–	243.0	–	–	243.0
Adoption of FASB retirement benefits guidance	–	–	–	(1.3)	–	(1.3)

September 30, 2008	509.0	$5.1	$17,016.0	$5,167.2	$(515.0)	$21,673.3

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2009

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of medical membership in the United States, serving 33.9 medical members as of September 30, 2009. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, pharmacy benefit management, or PBM, specialty pharmacy, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 have been recorded. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K.

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

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on September 30, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of the Codification did not have a material impact on our consolidated financial position and results of operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Investments

In April 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairment, or FASB OTTI guidance. FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments. In addition, FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments. Under this revised guidance, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

Upon adoption of the FASB OTTI guidance on April 1, 2009, we recorded a cumulative-effect adjustment, net of taxes, of $88.9 as of the beginning of the period of adoption, April 1, 2009, to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.

We classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the adoption of the FASB OTTI guidance, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In connection with the adoption of the FASB OTTI guidance on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of September 30, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $30.7 and $564.4 for the three months ended September 30, 2009 and 2008, respectively. Other-than-temporary impairment losses recognized in income totaled $409.7 and $762.3 for the nine months ended September 30, 2009 and 2008, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2009. The significant other-than-temporary impairments recognized during the three months ended September 30, 2008 primarily related to our investments in Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Lehman Brothers Holdings Inc. (or their respective subsidiaries, as appropriate). As of September 30, 2009, we had approximately $235.8 of gross unrealized losses on investments recognized in accumulated other comprehensive income, $224.3 of which related to fixed maturity securities and $11.5 of which related to equity securities. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three and nine months ended September 30, 2009.

A summary of current and long-term investments, available-for-sale, at September 30, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
Fixed maturity securities:
United States Government securities	$601.6	$20.6	$(1.1)	$–	$621.1	$–
Government sponsored securities	518.7	10.1	(0.1)	–	528.7	–
States, municipalities and political subdivisions – tax-exempt	3,941.0	229.0	(0.8)	(28.1)	4,141.1	(0.5)
Corporate securities	6,031.8	360.2	(23.1)	(59.4)	6,309.5	(6.2)
Options embedded in convertible debt securities	77.3	–	–	–	77.3	–
Residential mortgage-backed securities	3,465.1	140.7	(14.0)	(62.6)	3,529.2	(18.2)
Commercial mortgage-backed securities	161.5	5.6	(0.2)	(7.8)	159.1	–
Other debt obligations	226.2	9.2	(1.3)	(25.8)	208.3	(4.7)

Total fixed maturity securities	15,023.2	775.4	(40.6)	(183.7)	15,574.3	$(29.6)

Equity securities	862.9	205.0	(11.5)	–	1,056.4

Total investments, available-for-sale	$15,886.1	$980.4	$(52.1)	$(183.7)	$16,630.7

At September 30, 2009, we owned $3,688.3 of mortgage-backed securities and $208.3 of asset-backed securities out of a total available-for-sale investment portfolio of $16,630.7. These securities included sub-prime and Alt-A securities with fair values of $120.4 and $366.1, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $31.5 and $57.8, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “BBB”, respectively.

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at September 30, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
United States Government securities	9	$29.4	$(1.1)	–	$–	$–
Government sponsored securities	4	30.0	(0.1)	–	–	–
States, municipalities and political subdivisions – tax-exempt	38	59.6	(0.8)	208	384.6	(28.1)
Corporate securities	312	392.5	(23.1)	362	741.7	(59.4)
Residential mortgage-backed securities	77	148.7	(14.0)	142	324.3	(62.6)
Commercial mortgage-backed securities	5	13.4	(0.2)	20	52.1	(7.8)
Other debt obligations	16	19.4	(1.3)	54	84.1	(25.8)

Total fixed maturity securities	461	693.0	(40.6)	786	1,586.8	(183.7)
Equity securities	625	102.0	(11.5)	–	–	–

Total fixed maturity and equity securities	1,086	$795.0	$(52.1)	786	$1,586.8	$(183.7)

The amortized cost and fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$587.9	$599.1
Due after one year through five years	4,893.5	5,111.0
Due after five years through ten years	3,415.6	3,601.6
Due after ten years	2,499.6	2,574.3
Mortgage-backed securities	3,626.6	3,688.3

Total available-for-sale fixed maturity securities	$15,023.2	$15,574.3

Net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income and change in net unrealized losses on investments for the three and nine months ended September 30, 2009, are as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net realized gains (losses) on investments:
Fixed maturity securities:
Gross realized gains from sales	$29.5	$103.3
Gross realized losses from sales	(18.1)	(87.6)

Net realized gains from sales of fixed maturity securities	11.4	15.7
Equity securities:
Gross realized gains from sales	40.7	83.2
Gross realized losses from sales	(0.2)	(78.4)

Net realized gains from sales of equity securities	40.5	4.8
Other realized gains (losses) on investments	0.3	(0.1)

Net realized gains on investments	52.2	20.4
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(12.4)	(207.9)
Equity securities	(18.3)	(201.8)

Other-than-temporary impairment losses recognized in income	(30.7)	(409.7)
Change in net unrealized losses on investments:
Cumulative effect of adoption of FASB OTTI guidance	–	(143.1)
Fixed maturity securities	606.6	1,258.1
Equity securities	175.4	402.6

Total change in net unrealized losses on investments	782.0	1,517.6
Deferred income tax expense	(289.4)	(552.1)

Net change in net unrealized losses on investments	492.6	965.5

Net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized losses on investments	$514.1	$576.2

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

4.  Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FASB guidance for fair value measurements and disclosures, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis is as follows:

	Level I	Level II	Level III	Total
September 30, 2009:
Assets:
Cash equivalents	$1,454.7	$–	$–	$1,454.7
Investments available-for-sale:
Fixed maturity securities	621.1	14,640.1	313.1	15,574.3
Equity securities	995.2	56.2	5.0	1,056.4
Other invested assets, current	18.7	–	–	18.7
Securities lending collateral	247.0	136.9	–	383.9
Derivatives ($0.7 reported with other current assets and $92.5 reported with other noncurrent assets)	–	93.2	–	93.2

Total	$3,336.7	$14,926.4	$318.1	$18,581.2

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$–	$(0.3)	$–	$(0.3)

December 31, 2008:
Cash equivalents	$1,544.0	$–	$–	$1,544.0
Investments available-for-sale:
Fixed maturity securities	309.9	12,716.8	346.5	13,373.2
Equity securities	1,029.7	77.8	11.2	1,118.7
Other invested assets, current	23.6	–	–	23.6
Securities lending collateral	235.5	293.5	–	529.0
Derivatives (reported with other noncurrent assets)	–	122.1	–	122.1

Total	$3,142.7	$13,210.2	$357.7	$16,710.6

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2009 and 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Three Months Ended September 30, 2009:
Beginning balance at July 1, 2009	$317.0	$5.5	$322.5
Total gains (losses):
Recognized in net income	(3.3)	0.1	(3.2)
Recognized in accumulated other comprehensive income	20.3	(0.4)	19.9
Purchases, sales, issuances and settlements, net	(5.6)	(0.3)	(5.9)
Transfers into Level III	7.0	0.1	7.1
Transfers out of Level III	(22.3)	–	(22.3)

Ending balance at September 30, 2009	$313.1	$5.0	$318.1

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2009	$(1.8)	$–	$(1.8)

Three Months Ended September 30, 2008:
Beginning balance at July 1, 2008	$218.2	$5.9	$224.1
Total losses:
Recognized in net income	(6.1)	–	(6.1)
Recognized in accumulated other comprehensive income	(2.9)	(0.1)	(3.0)
Purchases, sales, issuances and settlements, net	(5.8)	0.2	(5.6)
Transfers into Level III	267.3	6.0	273.3

Ending balance at September 30, 2008	$470.7	$12.0	$482.7

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2008	$(6.0)	$–	$(6.0)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2009 and 2008 is as follows:

	Level III Fair Value Measurements
	Fixed Maturity Securities	Equity Securities	Total
Nine Months Ended September 30, 2009:
Beginning balance at January 1, 2009	$346.5	$11.2	$357.7
Total gains (losses):
Recognized in net income	(49.3)	(0.4)	(49.7)
Recognized in accumulated other comprehensive income	50.8	(0.5)	50.3
Purchases, sales, issuances and settlements, net	(29.6)	(6.3)	(35.9)
Transfers into Level III	27.2	1.0	28.2
Transfers out of Level III	(32.5)	–	(32.5)

Ending balance at September 30, 2009	$313.1	$5.0	$318.1

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2009	$(14.9)	$–	$(14.9)

Nine Months Ended September 30, 2008:
Beginning balance at January 1, 2008	$0.9	$6.1	$7.0
Total losses:
Recognized in net income	(13.0)	–	(13.0)
Recognized in accumulated other comprehensive income	(20.9)	(0.2)	(21.1)
Purchases, sales, issuances and settlements, net	(20.6)	0.1	(20.5)
Transfers into Level III	524.3	6.0	530.3

Ending balance at September 30, 2008	$470.7	$12.0	$482.7

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2008	$(12.0)	$–	$(12.0)

During 2009 and 2008, certain securities, primarily certain mortgage-backed, asset-backed and inverse floating rate securities, were thinly traded or not traded at all due to concerns in the securities markets and resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our acquisition of DeCare Dental, LLC, or DeCare, on April 9, 2009. On that date, we acquired net assets with a fair value of $82.8 and recorded goodwill with a fair value of $15.0. The net assets acquired and resulting goodwill were recorded at fair value using Level III inputs. The fair value of the net assets acquired was internally estimated based on a blend of the income approach and market value approach. The income approach estimates fair value based on calculations of discounted future cash flows using internal estimates for inputs, including, but not limited to, revenue projections and discount rates. The market value approach estimates fair value based on the market prices of actual sales of similar assets and on asking prices for similar assets available for sale. Refer to Note 6, Goodwill and Other Intangible Assets, for disclosure of additional assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2009.

In April 2009, the FASB issued guidance to determine fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The guidance was effective for us on April 1, 2009. The adoption of the guidance did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance was effective for us on June 30, 2009, and its adoption did not have an impact on our consolidated financial position and results of operations.

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

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet as of September 30, 2009 are as follows:

	September 30, 2009
	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$771.4	$771.4

Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	541.0	541.0
Notes, term loan and capital leases	8,221.2	8,545.0

5.  Income Taxes

As of September 30, 2009, as further described below, certain of our tax years are being examined by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of September 30, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to pre-acquisition companies that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During the third quarter of 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. The industry issues were primarily regarding the deduction of intangible assets provided in the Tax Reform Act of 1986 and the special deduction allowable to Blue Cross Blue Shield plans under certain circumstances. As a result of this settlement, gross unrecognized tax benefits were reduced by $291.7 and the consolidated results of operations were benefited by $272.9 through a reduction in income tax expense. We recorded additional tax benefits of $35.1 for intangible asset deductions and various other items.

During the three months ended September 30, 2009 and 2008, we recognized income tax expense (benefit) of $387.0 and $(271.3), respectively. During the nine months ended September 30, 2009 and 2008, we recognized income tax expense of $1,059.2 and $455.3, respectively, which represents effective tax rates of 34.6% and 17.4%, respectively. The lower effective tax rate during the nine months ended September 30, 2008 was primarily due to the settlements of IRS disputes described above.

6.  Goodwill and Other Intangible Assets

As further discussed in Note 13, Segment Information, on April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries, or PBM business, to Express Scripts, Inc., or Express Scripts. Our PBM business, together with other business units, partially supports our UniCare tradenames that are recognized as indefinite lived intangible assets. These tradenames will not be sold with the PBM business. Accordingly, once we receive no further future cash flows from the PBM business, a portion of these tradenames may be impaired as the cash flows from the remaining business units may not be sufficient to fully support the carrying value of these intangible assets.

In addition, the UniCare tradenames are also partially supported by revenues generated from our UniCare subsidiaries, which among other products and services, sell health insurance products to commercial customers, as well as Medicare products to our Senior membership across the United States. We expect future revenues from these business units to decline in 2010, primarily due to a decline in our low margin auto-assigned membership associated with Medicare Part D.

In addition, as a result of a strategic action as further discussed in Note 15, Subsequent Events, on October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will, upon completion of receipt of regulatory approvals, offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. We expect most of this membership to transition to HCSC by December 31, 2009. We expect that members transitioning to HCSC will experience significant benefits, including gaining access to HCSC’s extensive provider networks and leading discounts.

The anticipated closing of the Express Scripts transaction in the fourth quarter of 2009, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC by December 31, 2009 triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $205.5 during the third quarter of 2009, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership. These intangible assets are included in the Commercial and Consumer segments and were valued using the income approach valuation method, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections and discount rates. The valuation considered the expected future cash flows of all business units that support the affected tradenames.

The following table represents a summary of activity related to other intangible assets for the nine months ended September 30, 2009:

	Other Intangible Assets
	With FiniteLives	With Indefinite Lives	Total
Net carrying amount at January 1, 2009	$2,075.8	$6,621.8	$8,697.6
Additions	49.8	–	49.8
Amortization	(200.5)	–	(200.5)
Impairments	–	(205.5)	(205.5)

Net carrying amount at September 30, 2009	$1,925.1	$6,416.3	$8,341.4

The tradename impairment also triggered an interim impairment review of goodwill as of September 30, 2009 in one of our reporting units associated with that business. Step one of the interim impairment review required comparing an estimate of the fair value of the reporting unit to its carrying value. The reporting unit passed this step, indicating that the carrying value of the reporting unit was recoverable as of September 30, 2009. As a result, no further test of the goodwill of this reporting unit was required and we did not record any goodwill impairment with respect to this reporting unit during the nine months ended September 30, 2009.

7.  Derivative Instruments and Hedging Activities

In March 2008, the FASB issued additional guidance for disclosures about derivative instruments and hedging activities. The guidance requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB derivatives and hedging guidance and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted the guidance on January 1, 2009 and its adoption did not have an impact on our consolidated financial position and results of operations.

In accordance with the guidance, all investments in derivatives are recorded as assets or liabilities at fair value. A derivative is defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

If hedge accounting is discontinued, the derivative will continue to be carried on our consolidated balance sheets at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated unrealized gains and losses included in accumulated other comprehensive income will be recognized immediately in results of operations. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period results of operations. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period results of operations.

From time to time, we may also purchase derivatives to hedge (on an economic basis) our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We currently do not designate these contracts as hedges in accordance with the guidance and, accordingly, the changes in fair value of these derivatives are recognized in income immediately.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At September 30, 2009, we believe there were no material concentrations of credit risk with any individual counterparty.

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

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments at September 30, 2009 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
Hedging instruments
Swaps	$1,165.0	Other noncurrent assets/Other noncurrent liabilities	$92.5	$(0.3)

Non-hedging instruments
Derivatives embedded in convertible debt securities	343.8	Fixed maturity securities	77.3	–
Credit default swaps	19.3	Equity securities	1.2	–
Options	–	Equity securities	0.6	–
Futures	–	Equity securities	0.6	–
Foreign currency derivatives	5.7	Other current assets	0.7	–

Subtotal non-hedging	368.8		80.4	(0.3)

Total derivatives	$1,533.8		$172.9	$ (0.3)

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

A summary of the effect of fair value hedges on our income statement for the three and nine months ended September 30, 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three Months Ended September 30, 2009
Swaps	Interest expense	$9.9	Fixed rate debt	Interest expense	$ (9.9)

Nine Months Ended September 30, 2009
Swaps	Interest expense	$27.1	Fixed rate debt	Interest expense	$ (27.1)

Cash Flow Hedges

During the nine months ended September 30, 2009, we entered into a series of forward starting pay fixed swaps with total notional amounts of $285.0. The objective of these series of hedges is to eliminate the variability of the cash flows in the interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swaps begin to expire on a monthly basis on December 31, 2009; the final swap in the series expires on March 31, 2010.

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

The unrecognized losses for all cash flow hedges included in accumulated other comprehensive income at September 30, 2009 and December 31, 2008 were $10.7 and $8.5, respectively. As of September 30, 2009, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.4.

A summary of the effect of cash flow hedges on our financial statements for the three and nine months ended September 30, 2009 is as follows:

Effective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Three Months Ended September 30, 2009
Forward starting pay fixed swaps	$ (0.3)	Interest expense	$(0.1)	None	$–

Nine Months Ended September 30, 2009
Forward starting pay fixed swaps	$ (3.5)	Interest expense	$ 0.1	None	$–

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the three and nine months ended September 30, 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives embedded in convertible debt securities	Net realized gain on investments	$26.0	$30.9
Credit default swaps	Net realized loss on investments	(0.8)	(0.7)
Options	Net realized loss on investments	(1.3)	(5.0)
Futures	Net realized gain on investments	2.2	3.0
Foreign currency derivatives	Net realized gain on investments	0.1	0.9

Total		$26.2	$29.1

8.  Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended September 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5.8	$7.4	$1.8	$1.5
Interest cost	23.0	25.0	8.0	8.3
Expected return on assets	(35.9)	(38.7)	(0.6)	(0.9)
Recognized actuarial loss	0.6	0.1	1.8	1.3
Amortization of prior service credit	(0.2)	(0.2)	(2.5)	(2.5)

Net periodic benefit (credit) cost	$(6.7)	$(6.4)	$8.5	$7.7

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the nine months ended September 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$17.2	$22.6	$5.4	$4.4
Interest cost	68.7	74.9	23.9	24.7
Expected return on assets	(107.3)	(116.1)	(1.9)	(2.7)
Recognized actuarial loss	1.7	0.1	5.3	3.9
Amortization of prior service credit	(0.6)	(0.6)	(7.4)	(7.3)
Curtailment gain	–	(1.4)	–	–

Net periodic benefit (credit) cost	$(20.3)	$(20.5)	$25.3	$23.0

For the year ending December 31, 2009, no material contributions are required to meet the Employee Retirement Income Security Act, or ERISA, minimum required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $65.3 and $65.6 were made to our retirement benefit plans during the three and nine months ended September 30, 2009, respectively.

9.  Debt

In July 2009, May 2009 and March 2009, we repurchased $390.0, $300.0 and $400.0, respectively, of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash totaling $553.8 to repurchase the notes, which had a remaining carrying value of zero at September 30, 2009.

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

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2009 or during the three or nine months then ended. At September 30, 2009, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2009, we had $541.0 outstanding under this program. Commercial paper borrowings have been classified as long-term debt at September 30, 2009 and December 31, 2008 in accordance with FASB guidance for short-term obligations expected to be refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at September 30, 2009 totaled $7.5, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At September 30, 2009, $100.0 of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $224.5 at September 30, 2009, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

10.  Commitments and Contingencies

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

Prior to the acquisition of WellPoint Health Networks Inc., or WHN, the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed an appeal with the Seventh Circuit Court of Appeals. The Seventh Circuit upheld the order from the district court confirming the arbitration awards. Hancock then filed a petition for rehearing en banc, which was unanimously denied by the Seventh Circuit. We believe that the liability that may result from this matter is unlikely to have a material adverse effect on our consolidated financial condition or results of operations.

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and four purported class actions alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. In addition, the California Department of Managed Health Care and California Department of Insurance conducted investigations of the allegations. In June 2007, the California Department of Insurance issued its final report in which it issued a number of citations alleging violations of fair-claims handling laws.

On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC offered prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 fine, which was paid on August 12, 2008. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 fine, which was paid on May 28, 2009. None of these settlements, individually or collectively, have had or are expected to have a material adverse effect on our consolidated financial condition or results of operations.

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York. On February 18, 2009, we announced that we reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also agreed to contribute $10.0 towards the funding of a not-for profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. This payment was made on October 2, 2009. The settlement did not have a material effect on our consolidated financial position or results of operations.

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We currently are a defendant in twelve putative class actions relating to out-of-network reimbursement. The first lawsuit (American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California) was brought in March 2002 by the American Dental Association, or ADA, and three individual dentists on behalf of a putative class of out-of-network dentists. The suit is currently pending in the United States District Court for the Southern District of Florida. The plaintiffs in that lawsuit allege that the defendants breached the plaintiffs’ patients’ rights under their ERISA health plans by paying out-of-network dental providers less than both the usual and customary allowances for services and the dentists’ billed charges. The second lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The third lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The fourth lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The sixth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The seventh lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The eighth suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The ninth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The tenth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The eleventh lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all non-medical doctor health care providers. The twelfth lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an out-of-network licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. The ADA case remains pending in United States District Court for the Southern District of Florida, but the other eleven cases have been made part of a WellPoint-only multi-district litigation and are pending in the United States District Court for the Central District of California. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

Contractual Obligations and Commitments

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at September 30, 2009 was $408.6 over a seven year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to certain early termination fees.

We have entered into certain agreements with International Business Machines Corporation to provide information technology infrastructure services. These services were previously performed in-house. Our remaining commitment under these contracts at September 30, 2009 was approximately $796.6 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to certain early termination fees.

11.  Capital Stock

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2009, we repurchased and retired approximately 40.8 shares at an average per share price of $44.38, for an aggregate cost of $1,811.4. During the nine months ended September 30, 2008, we repurchased and retired approximately 50.1 shares at an average per share price of $60.80, for an aggregate cost of $3,047.0. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 5, 2009, our Board of Directors authorized an increase of $1,500.0 in our stock repurchase program. As of September 30, 2009, $710.8 remained authorized for future repurchases. Subsequent to September 30, 2009, we repurchased and retired approximately 6.7 shares for an aggregate cost of approximately $313.1, leaving approximately $397.7 for authorized future repurchases at October 23, 2009. On October 23, 2009, our Board of Directors authorized an increase of $500.0 in our stock repurchase program, subject to completion of the Express Scripts transaction and pending current market conditions, including the possible impact of health care reform. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	24.2	$62.36
Granted	6.8	30.30
Exercised	(1.4)	29.68
Forfeited or expired	(1.1)	64.21

Outstanding at September 30, 2009	28.5	56.24	5.4	$176.6

Exercisable at September 30, 2009	19.4	61.09	4.9	$78.8

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2009 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2009	1.3	$71.15
Granted	3.9	30.46
Vested	(0.6)	73.64
Forfeited	(0.1)	46.63

Nonvested at September 30, 2009	4.5	36.45

12.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Denominator for basic earnings per share – weighted average shares	471.5	510.7	483.2	524.3
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	5.3	2.8	3.8	3.6

Denominator for diluted earnings per share	476.8	513.5	487.0	527.9

During the three months ended September 30, 2009 and 2008, weighted average shares related to certain stock options of 16.7 and 18.6, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2009 and 2008, weighted average shares related to certain stock options of 18.4 and 16.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the nine months ended September 30, 2009, we issued approximately 3.9 restricted stock units under our stock incentive plans, 0.7 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2009. The 0.7 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.  Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other. Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our PBM business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FASB segment reporting guidance, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

On April 13, 2009 we announced that we entered into a definitive agreement to sell our PBM business to Express Scripts, one of the largest PBM companies in North America, for $4,675.0, consisting of at least $3,275.0 in cash, subject to customary working capital and indebtedness adjustments. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the transaction. The transaction is expected to close in the fourth quarter of 2009, subject to customary closing conditions and any required regulatory approvals.

As a result of our decision to sell our PBM business, we determined that the plan of sale criteria in FASB guidance for long-lived assets classified as held for sale have been met. Therefore, in accordance with the guidance, the carrying value of the PBM business’ assets and liabilities included as part of the disposal group to be sold to Express Scripts have been classified as “Current assets held for sale” and “Current liabilities held for sale”, respectively, on our consolidated balance sheets. Intercompany accounts and rebates payable to affiliated health plans are not included in the disposal group as they are eliminated in consolidation in the accompanying consolidated balance sheets. The major classes of the PBM business’ remaining assets and liabilities held for sale at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Assets:
Rebates receivable	$776.6	$700.8
Goodwill	165.1	165.1
Other intangible assets	127.6	129.6
Other assets	223.8	197.8

Current assets held for sale	$1,293.1	$1,193.3

Liabilities:
Rebates payable to third parties	$120.1	$81.5
Claims and drugs payable	95.4	113.9
Other liabilities	93.7	179.0

Current liabilities held for sale	$309.2	$374.4

As of December 31, 2008, we had a liability of $36.7 for future payments of employee termination costs related to cost-reduction initiatives implemented during 2008. We released $8.1 of the liability and made payments of $18.5 during the nine months ended September 30, 2009 related to these employee termination costs. As of September 30, 2009, a liability of $10.1 remained for future payments of employee termination costs.

Financial data by reportable segment for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended September 30, 2009
Operating revenue from external customers	$9,311.0	$4,089.8	$1,806.2	$15,207.0
Intersegment revenue	–	–	789.2	789.2
Elimination of intersegment revenue	–	–	(789.2)	(789.2)
Operating gain	628.0	520.0	133.2	1,281.2

Three Months Ended September 30, 2008
Operating revenue from external customers	$9,497.1	$4,092.7	$1,719.6	$15,309.4
Intersegment revenue	–	–	639.5	639.5
Elimination of intersegment revenue	–	–	(639.5)	(639.5)
Operating gain	909.0	241.6	78.9	1,229.5

Nine Months Ended September 30, 2009
Operating revenue from external customers	$28,018.3	$12,215.7	$5,537.5	$45,771.5
Intersegment revenue	–	–	2,274.4	2,274.4
Elimination of intersegment revenue	–	–	(2,274.4)	(2,274.4)
Operating gain	2,113.5	1,120.8	368.6	3,602.9

Nine Months Ended September 30, 2008
Operating revenue from external customers	$28,502.4	$12,336.7	$5,313.9	$46,153.0
Intersegment revenue	–	–	1,898.0	1,898.0
Elimination of intersegment revenue	–	–	(1,898.0)	(1,898.0)
Operating gain	2,664.3	349.2	282.9	3,296.4

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Reportable segments operating revenues	$15,207.0	$15,309.4	$45,771.5	$46,153.0
Net investment income	196.6	214.2	599.4	664.5
Net realized gains on investments	52.2	1.8	20.4	126.3
Other-than-temporary impairment losses recognized in income	(30.7)	(564.4)	(409.7)	(762.3)

Total revenues	$15,425.1	$14,961.0	$45,981.6	$46,181.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Reportable segments operating gain	$1,281.2	$1,229.5	$3,602.9	$3,296.4
Net investment income	196.6	214.2	599.4	664.5
Net realized gains on investments	52.2	1.8	20.4	126.3
Other-than-temporary impairment losses recognized in income	(30.7)	(564.4)	(409.7)	(762.3)
Interest expense	(110.6)	(118.4)	(343.7)	(353.9)
Amortization of other intangible assets	(66.0)	(71.9)	(200.5)	(215.0)
Impairment of intangible assets	(205.5)	(141.4)	(205.5)	(141.4)

Income before income tax expense	$1,117.2	$549.4	$3,063.3	$2,614.6

14.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income	$730.2	$820.7	$2,004.1	$2,159.3
Change in net unrealized losses on investments	489.9	(287.9)	1,073.0	(668.3)
Change in non-credit component of other-than-temporary impairment losses on investments	2.7	–	(18.6)	–
Change in net unrealized losses on cash flow hedges	(0.1)	(0.1)	(2.2)	(0.4)
Change in net periodic pension and postretirement costs	1.8	(0.8)	1.4	(2.4)
Foreign currency translation adjustments	1.5	–	3.5	–

Comprehensive income	$1,226.0	$531.9	$3,061.2	$1,488.2

15.  Subsequent Events

In May 2009, the FASB issued subsequent events guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the SEC on October 28, 2009.

As a result of a strategic action, on October 28, 2009, we announced that we entered into a member transition agreement with HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will, upon completion of receipt of regulatory approvals, offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. We believe this agreement provides our UniCare commercial membership in Illinois and Texas with an opportunity for a smooth transition of benefits and coverage, and we expect most of this membership to transition to HCSC by December 31, 2009. We expect that members transitioning to HCSC will experience significant benefits, including gaining access to HCSC’s extensive provider networks and leading discounts. For those members who elect not to accept HCSC’s offer of replacement coverage, UniCare will continue to provide coverage until the members’ current policies expire or are terminated. UniCare will continue to operate nationwide and offer Senior and State-Sponsored related products and specialty products. While we will recognize certain revenues and expenses associated with this agreement in the fourth quarter of 2009, we do not expect this transaction to have a material impact on our consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Events

IV.	Membership – September 30, 2009 Compared to September 30, 2008

V.	Cost of Care

VI.	Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

VII.	Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008 and the MD&A included in our 2008 Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2009 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine months ended September 30, 2009 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2009.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 33.9 million medical members as of September 30, 2009. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended September 30, 2009 was $15.2 billion, a decrease of $0.1 billion, or 1%, compared to the three months ended September 30, 2008. These decreases were primarily due to fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the Federal Employees Program, or FEP.

Operating revenue for the nine months ended September 30, 2009 was $45.8 billion, a decrease of $0.4 billion, or 1%, compared to the nine months ended September 30, 2008. These decreases were primarily due to fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Net income for the three months ended September 30, 2009 was $730.2 million, a decrease of $90.5 million, or 11%, compared to the three months ended September 30, 2008. The declines in net income were primarily driven by increased income tax expense, partially due to Internal Revenue Service, or IRS, settlements in 2008, increased administrative expenses, reduced operating revenue and increased intangible asset impairments, partially offset by lower other-than-temporary impairment losses recognized in income and lower benefit expense.

Net income for the nine months ended September 30, 2009 was $2.0 billion, a decrease of $155.2 million, or 7%, as compared to the nine months ended September 30, 2008. The declines in net income were primarily driven by increased income tax expense, partially due to IRS settlements in 2008, increased administrative expenses, reduced operating revenue, decreased net realized gains on investments and increased intangible asset impairments, partially offset by lower benefit expense and lower other-than-temporary impairment losses recognized in income.

Our fully-diluted earnings per share, or EPS, was $1.53 for the three months ended September 30, 2009, which included $0.03 income per share of net realized gains on investments and other-than-temporary impairment losses recognized in income and $0.28 loss per share from intangible asset impairments, and was a 4% decrease from the EPS of $1.60 for the three months ended September 30, 2008, which included $0.90 per share income from tax benefits, primarily from settlements with the IRS, $0.71 loss per share in net realized losses on investments and other-than-temporary impairment losses recognized in income, and $0.17 per share loss from intangible asset impairments. The decrease in EPS resulted primarily from lower net income partially offset by the lower number of shares outstanding in 2009 due to share buy back activity under our share repurchase program.

Our fully-diluted EPS was $4.12 for the nine months ended September 30, 2009, which included $0.52 loss per share of net realized gains on investments and other-than-temporary impairment losses recognized in income and $0.28 loss per share from intangible asset impairments, and was a 1% increase over the EPS of $4.09 for the nine months ended September 30, 2008, which included $0.90 per share income from tax benefits, primarily from settlements with the IRS, $0.78 loss per share in net realized losses on investments and other-than-temporary impairment losses recognized in income, and $0.17 per share loss from intangible asset impairments. The increase in EPS resulted primarily from the lower number of shares outstanding in 2009 due to share buy back activity under our stock repurchase program, partially offset by lower net income.

Operating cash flow for the nine months ended September 30, 2009 was $3.0 billion, or 1.5 times net income. Operating cash flow for the nine months ended September 30, 2008 was $2.1 billion, or 1.0 times net income. The increase in operating cash flow from 2008 was driven primarily by the net change in provider advances, decreased tax payments, lower experience-rated refunds to certain large customers and decreased incentive compensation payments.

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

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management, analytics-driven personal health care guidance and our pharmacy benefit management, or PBM, business, which includes NextRx, and our specialty pharmacy, PrecisionRx Specialty Solutions. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FASB segment reporting guidance, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products, including PPO, HMO, POS and CDHP products, our aggregate cost of care can fluctuate based on a change in the overall mix of these products. In recent periods, we have seen an increase in COBRA coverage within these product offerings that can further impact our cost of care. COBRA is named for the Consolidated Omnibus Budget Reconciliation Act of 1986, which provides unemployed group members with coverage for up to 18 months after losing their job. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law. ARRA provides for a temporary subsidy of COBRA premiums for individuals that were involuntarily terminated from employment (for reasons other than gross misconduct) between September 1, 2008 and December 31, 2009. The COBRA subsidy under ARRA may cause more individuals to elect COBRA coverage.

Our selling expense consists of external broker commission expenses and generally varies with premium or membership volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus associate compensation expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

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

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During 2009, the U.S. Congress has proposed several new pieces of legislation aimed at reforming the U.S. health care system. The proposals vary widely and encompass certain new taxes and fees, including an excise tax on high value insurance policies and new fees on companies in our industry which may not be deductible for income tax purposes, as well as the establishment of a public health insurance plan that would compete with private health insurance plans, guaranteed coverage requirements and greater limitations on premiums we could charge based on our underwriting of policy applications. None of these proposals have yet been enacted; however, certain of the provisions could have a material adverse effect on our business model and results of operations. Also see Item 1A. “Risk Factors” in Part I of our 2008 Form 10-K.

In addition to external forces discussed in the preceding paragraph, our results of operations are also impacted by levels and mix of membership. During 2009, we have experienced both fully-insured and self-funded membership declines. Given the current economic conditions in the U.S., it is expected that unemployment levels will remain high throughout 2010, which will impact our ability to increase or even maintain current membership levels. These membership trends could have a material adverse effect on our future results of operations. Also see Item 1A. “Risk Factors” in Part I of our 2008 Form 10-K.

Partially in response to the external forces discussed in the preceding two paragraphs, we are reviewing our business model and are exploring various cost reduction activities to make us more efficient and effective. As a result of this strategic review, we may incur charges in future periods including employee termination costs and other charges, some of which may have a material impact on our results of operations.

III.	Significant Events

Announcement of Member Transition Agreement for UniCare Business

As a result of a strategic action, on October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will, upon completion of receipt of regulatory approvals, offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. We believe this agreement provides our UniCare commercial membership in Illinois and Texas with an opportunity for a smooth transition of benefits and coverage, and we expect most of this membership to transition to HCSC by December 31, 2009. We expect that members transitioning to HCSC will experience significant benefits, including gaining access to HCSC’s extensive provider networks and leading discounts. For those members who elect not to accept HCSC’s offer of replacement coverage, UniCare will continue to provide coverage until the members’ current policies expire or are terminated. UniCare will continue to operate nationwide and offer Senior and State-Sponsored related products and specialty products.

Announcement to Sell PBM Operations

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction. The Express Scripts transaction is expected to close in the fourth quarter of 2009, subject to customary closing conditions and any required regulatory approvals.

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare also operates DeCare Systems Ireland, which offers custom enterprise software solutions, e-business applications and application performance tuning and is also the first American company to offer dental benefits in Ireland as Vhi DeCare Dental. DeCare manages benefits for over four million people and is expected to provide our customers with innovative dental products and enhanced customer service.

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

Suspension by The Centers for Medicare and Medicaid Services

Over the past year, we have been working with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures.

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts have been fully implemented and confirmed. On September 9, 2009 CMS notified us that the sanctions have been lifted. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and may begin enrolling new members on November 15, 2009 for the 2010 contract year. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the CMS Part D LIS programs have been corrected so that we will again be allowed to participate in the CMS Part D LIS auto-assignment process.

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the nine months ended September 30, 2009, we repurchased and retired approximately 40.8 million shares at an average per share price of $44.38, for an aggregate cost of $1.8 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of September 30, 2009, $0.7 billion remained authorized for future repurchases. Subsequent to September 30, 2009, we repurchased and retired approximately 6.7 million shares for an aggregate cost of approximately $0.3 billion, leaving approximately $0.4 billion for authorized future repurchases at October 23, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. On October 23, 2009, our Board of Directors authorized an increase of $0.5 billion in our stock repurchase program, subject to completion of the Express Scripts transaction and pending current market conditions, including the possible impact of health care reform. If approved by our Board of Directors, we may utilize further proceeds from the Express Scripts transaction for share repurchases.

IV.	Membership – September 30, 2009 Compared to September 30, 2008

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2009 and 2008. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands) Medical Membership	2009	2008	Change	% Change
Customer Type
Local Group	15,717	16,683	(966)	(6)%
Individual	2,173	2,323	(150)	(6)
National:
National Accounts	6,857	6,808	49	1
BlueCard	4,779	4,785	(6)	–

Total National	11,636	11,593	43	–
Senior	1,225	1,308	(83)	(6)
State-Sponsored	1,717	2,040	(323)	(16)
FEP	1,387	1,390	(3)	–

Total Medical Membership by Customer Type	33,855	35,337	(1,482)	(4)

Funding Arrangement
Self-Funded	18,316	18,662	(346)	(2)
Fully-Insured	15,539	16,675	(1,136)	(7)

Total Medical Membership by Funding Arrangement	33,855	35,337	(1,482)	(4)

Reportable Segment
Commercial	27,530	28,515	(985)	(3)
Consumer	4,938	5,432	(494)	(9)
Other	1,387	1,390	(3)	–

Total Medical Membership by Reportable Segment	33,855	35,337	(1,482)	(4)

Other Membership
Behavioral Health	22,883	23,588	(705)	(3)
Life and Disability	5,425	5,507	(82)	(1)
Dental[1]	4,322	4,618	(296)	(6)
Managed dental[1]	3,953	–	3,953	–
Vision	3,037	2,632	405	15
Medicare Part D	1,633	1,870	(237)	(13)

PBM Prescription Volume Paid (Quarterly)
Retail Scripts	58,753	58,621	132	–
Mail Order Scripts[2]	6,593	6,345	248	4
Specialty Pharmacy Scripts	200	177	23	13

Total Scripts	65,546	65,143	403	1

[1]

Dental membership as of September 30, 2009 includes DeCare members not included in managed dental membership, which were acquired on April 9, 2009. Managed dental membership includes members acquired through the DeCare acquisition for which we provide administrative services only.

[2]

Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of approximately 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended September 30, 2009, total medical membership decreased 1,482,000, or 4%, primarily due to decreases in Local Group (including UniCare), State-Sponsored, Individual and Senior businesses, partially offset by increases in our National Accounts membership. The majority of the decline was in our Local Group business and primarily reflects lapses and in-group enrollment losses caused by higher unemployment resulting from the current economic downturn. In-group enrollment losses represent membership declines within a group that still remains our customer.

Self-funded medical membership decreased 346,000, or 2%, primarily due to declines in self-funded Local Group membership resulting from lapses and in-group enrollment losses caused by higher unemployment and withdrawal from the Connecticut Medicaid program, partially offset by an increase in self-funded National Account membership resulting from additional sales and on going conversions to self-funded arrangements.

Fully-insured membership decreased by 1,136,000 members, or 7%, primarily due to declines in fully-insured Local Group membership resulting from lapses and in-group enrollment losses caused by higher unemployment, reduced Individual membership, partially caused by the current economic downturn, lower membership in certain California State-Sponsored programs and ongoing conversions to self-funded arrangements.

Local Group membership decreased 966,000, or 6%, primarily due to membership declines in our BCBSA-branded business, and to a lesser extent, our UniCare business. These declines were primarily related to lapses and in-group enrollment losses associated with the current economic downturn.

Individual membership decreased 150,000, or 6%, due to competitive pricing pressures and overall economic conditions. This decline was weighted slightly more toward our BCBSA-branded business, but was also driven by UniCare.

National Accounts membership increased 49,000, or 1%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses and in-group enrollment losses due to the current economic downturn.

BlueCard membership decreased 6,000, or less than 1%, primarily due to decreased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership decreased 83,000, or 6%, primarily due to the loss of membership from product portfolio changes implemented in 2009 for certain Medicare Advantage plans, including withdrawal from selected plans and lower membership in Medicare Supplement.

State-Sponsored membership decreased 323,000, or 16%, primarily due to withdrawal from the Connecticut Medicaid program and lower membership in certain California State-Sponsored programs partially offset by growth in Indiana.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 705,000, or 3%, primarily due to higher unemployment resulting from the current economic downturn.

Life and disability membership decreased 82,000, or 1%, primarily due to in-group enrollment losses and lapses associated with the current economic downturn and increasing unemployment. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 296,000, or 6%, primarily due to lapses and in-group enrollment losses due to the current economic downturn, partially offset by new sales to several groups and members acquired with DeCare on April 9, 2009.

Managed dental membership increased 3,953,000 reflecting our acquisition of DeCare on April 9, 2009.

Vision membership increased 405,000, or 15%, primarily due to continued sales and market penetration of our Blue View vision product, partially offset by lapses and in-group changes.

Medicare Part D membership decreased 237,000, or 13%, as the CMS sanctions prevented us from capturing sales from new business to offset declines, including those from normal attrition.

PBM Prescription Volume

Quarterly prescription volume in our PBM companies increased 403,000, or 1%, compared to the three months ended September 30, 2008, due to increased mail order, retail and specialty scripts resulting from additional utilization. Script volume was also favorably impacted as NextRx began servicing approximately one million members transferred from an outside vendor on January 1, 2009. These increases were partially offset by reductions in retail and mail order scripts due to membership declines in our Commercial and Consumer business.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2009 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we now believe our 2009 cost of care trend estimate to be 9.0%, plus or minus 50 basis points. This change from our prior estimate of 8.0% plus or minus 50 basis points is driven by higher expectations for the H1N1 flu, increasing COBRA membership, and inflation in the price of prescription drugs.

Overall, our medical cost trend continued to be driven by unit costs. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. Developing trend indicates that approximately 85% of the inpatient trend is cost driven, while 15% is utilization driven. The unit cost increases were driven partially by elevated average case acuity (intensity) as well as rate increases with hospitals. Inpatient utilization increased in recent months, driving overall inpatient trend higher. Many categories of inpatient care contributed to the increase, including but not limited to neo-natal admissions, mental health related services, surgery, and maternity. Both the inpatient admission counts per thousand members and the inpatient day counts per thousand members were higher than prior year. The average length of inpatient stays also increased over prior year levels. Continued re-contracting and clinical management efforts are serving to mitigate the inpatient trend increases. Key efforts in managing unit cost trends include enterprise-wide enhanced 360º Health care management programs as well as more focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease and end-stage renal disease cases. New pilot programs are being introduced for readmission management as well as focused utilization management at high cost facilities.

Outpatient trend was in the low-to-mid teens and was 65% cost driven and 35% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Price increases within certain provider contracts as well as more procedures being performed during each visit, particularly emergency room visits, continued to apply upward pressure on per visit costs. Increased utilization in surgery, radiology, ER, and infusion prescription drug categories were also drivers of the developing outpatient trend. Key efforts to mitigate cost per visit trends include encouraging appropriate utilization of outpatient services, more specifically, emergency room management programs and initiatives to help optimize site of service decisions. We continued to see the positive impact of our expanding radiology management services through our American Imaging Management, Inc., or AIM, subsidiary. Incorporating their technology allows us to achieve even greater efficiencies in this high trend area while ensuring that consumers receive the quality tests they need. Additionally, we are mitigating trend increases by expanding AIM’s platform to nuclear cardiology management and specialty pharmacy reviews.

Physician services trend was in the mid-to-high single digit range and was equally driven by cost per visit and utilization. Increases in the physician care category were partially driven by contracting changes. Before the outbreak of the H1N1 flu, expectations were that the 2009 flu season would develop favorably compared to the elevated 2008 season. Expectations have been tempered to include the increase in activity to date due to the H1N1 flu, as well as the potential for an elevated flu season during the remainder of the year. We continually evaluate emerging experience to ensure that we have made adequate provision for the developing flu season. Additionally, we continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid-to-high single digit range and was approximately 85% unit cost (cost per prescription) related and 15% utilization (prescriptions per member per year) driven. Recent inflation in the price of drugs contributed to the higher unit cost trend, as did the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. Our PrecisionRx Specialty Solutions pharmacy in Indianapolis, Indiana manages over 1,000 different drugs for 14 diseases including hemophilia, multiple sclerosis, rheumatoid arthritis, psoriasis, hepatitis C and cancer. We have a technologically advanced specialty pharmacy staffed with certified pharmacy technicians, registered nurses and clinical pharmacists to better manage both the quality and cost of care for our members. The increases in cost per prescription were mitigated by increases in generic usage rates, benefit plan design changes, and continued management of contracting arrangements and fee schedules.

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

VI.	Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Our consolidated results of operations for the three months ended September 30, 2009 and 2008 are discussed in the following section.

	Three Months Ended September 30
(In millions, except per share data)	2009	2008	$ Change	% Change
Premiums	$14,070.7	$14,230.7	$(160.0)	(1)%
Administrative fees	969.1	925.6	43.5	5
Other revenue	167.2	153.1	14.1	9

Total operating revenue	15,207.0	15,309.4	(102.4)	(1)
Net investment income	196.6	214.2	(17.6)	(8)
Net realized gains on investments	52.2	1.8	50.4	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(69.1)	(564.4)	495.3	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	38.4	–	38.4	NM	[1]

Other-than-temporary impairment losses recognized in income	(30.7)	(564.4)	533.7	NM	[1]

Total revenues	15,425.1	14,961.0	464.1	3
Benefit expense	11,416.2	11,745.6	(329.4)	(3)
Selling, general and administrative expense:
Selling expense	420.6	448.2	(27.6)	(6)
General and administrative expense	1,976.3	1,772.0	204.3	12

Total selling, general and administrative expense	2,396.9	2,220.2	176.7	8
Cost of drugs	112.7	114.1	(1.4)	(1)
Interest expense	110.6	118.4	(7.8)	(7)
Amortization of other intangible assets	66.0	71.9	(5.9)	(8)
Impairment of intangible assets	205.5	141.4	64.1	45

Total expenses	14,307.9	14,411.6	(103.7)	(1)

Income before income tax expense	1,117.2	549.4	567.8	103
Income tax expense (benefit)	387.0	(271.3)	658.3	NM	[1]

Net income	$730.2	$820.7	$(90.5)	(11)

Average diluted shares outstanding	476.8	513.5	(36.7)	(7)%
Diluted net income per share	$1.53	$1.60	$(0.07)	(4)%
Benefit expense ratio[2]	81.1%	82.5%		(140	)bp3
Selling, general and administrative expense ratio[4]	15.8%	14.5%		130	bp3
Income before income taxes as a percentage of total revenue	7.2%	3.7%		350	bp3
Net income as a percentage of total revenue	4.7%	5.5%		(80	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $160.0 million, or 1%, to $14.1 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees increased $43.5 million, or 5%, to $969.1 million in 2009, primarily due to increased State-Sponsored fees, revenues generated by DeCare following the acquisition, increased pricing in Local Group self-funded accounts and self-funded membership growth in National Accounts, partially offset by lower revenues in our NGS Medicare business, our withdrawal from the Connecticut Medicaid program and reduced BlueCard revenues.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $14.1 million, or 9%, to $167.2 million in 2009, primarily due to increased rebate revenues, additional co-payments associated with our medical members, higher specialty script volume and other revenues generated by DeCare, partially offset by decreased mail order script volume from third parties.

Net investment income decreased $17.6 million, or 8%, to $196.6 million in 2009, primarily resulting from reduced investment balances and lower yields on short-term investments.

A summary of our net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income, by type of security, for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30
(In millions)	2009	2008	$ Change
Net realized gains on investments
Net realized gains from the sale of fixed maturity securities	$11.4	$4.2	$7.2
Net realized gains (losses) from the sale of equity securities	40.5	(2.6)	43.1
Other net realized gains on investments	0.3	0.2	0.1

Net realized gains on investments	52.2	1.8	50.4

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(18.3)	(347.4)	329.1
Other-than-temporary impairment losses – fixed maturity securities	(12.4)	(217.0)	204.6

Other-than-temporary impairment losses recognized in income	(30.7)	(564.4)	533.7

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income	$21.5	$(562.6)	$584.1

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income for the three months ended September 30, 2009 were driven by realized gains on sales of equity and fixed maturity securities, partially offset by other-than-temporary impairments on equity and fixed maturity securities. There were no individually significant other-than-temporary impairments of investments by issuer during the three months ended September 30, 2009.

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income for the three months ended September 30, 2008 were driven by other-than-temporary impairments. These included $127.8 million, $101.7 million, and $88.5 million, respectively, for Federal Home Loan Mortgage

Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $329.4 million, or 3%, to $11.4 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses including results from our strategic actions taken with State-Sponsored programs that led to the withdrawal from certain programs. In addition, both our Commercial and Consumer segments benefited from higher than anticipated prior year favorable reserve releases in the third quarter of 2009 that were not reestablished at September 30, 2009. Finally, lower benefit expense in our Senior business contributed to the overall decrease in benefit expense. The lower benefit expense in the Senior business included reduced benefit expense for Medicare Advantage, which primarily reflected product portfolio changes and pricing adjustments that were implemented for 2009. These decreases were partially offset by increases in benefit costs in our Local Group business, reflecting the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. We are implementing appropriate pricing and product changes to favorably impact our Commercial segment’s future benefit expenses.

Our benefit expense ratio decreased 140 basis points to 81.1% in 2009, due to improvements in our Consumer segment, partially offset by increases in our Commercial segment. Both our Commercial and Consumer segments benefited from higher than anticipated prior year favorable reserve releases in the third quarter of 2009 that were not reestablished as of September 30, 2009. The decline in the Consumer segment benefit expense ratio was also driven by improvements in our Senior business and improved results in State Sponsored business due to certain strategic actions that have been undertaken. These decreases in the benefit expense ratio were partially offset by a higher ratio for Local Group business, reflecting the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. Our California market saw the largest deterioration for the three months ended September 30, 2009, which has been one of the states most impacted by the current economic downturn.

Selling, general and administrative expense increased $176.7 million, or 8%, to $2.4 billion in 2009, primarily due to higher compensation costs and outside services, partially offset by lower selling expenses. This caused our selling, general and administrative expense ratio to increase 130 basis points to 15.8% in 2009.

Cost of drugs sold decreased $1.4 million, or 1%, to $112.7 million in 2009, primarily due to decreased mail order script volume from third parties, partially offset by increased mail order prescription utilization among our health members and higher specialty script volume.

Interest expense decreased $7.8 million, or 7%, to $110.6 million in 2009, primarily due to a reduced use of commercial paper and the repurchase of all of our zero coupon notes, partially offset by slightly higher interest rates on new debt, including the issuance of $1.0 billion of long-term debt in February 2009.

Amortization of other intangible assets decreased $5.9 million, or 8%, to $66.0 million in 2009, primarily due to reductions in amortization of certain other intangible assets acquired in prior years and ceasing amortization related to PBM intangible assets which are classified as held for sale. Held for sale accounting requires discontinuing amortization of the intangible assets while classified as held for sale.

As further described in Note 6 to the unaudited consolidated financial statements included in this Form 10-Q, the anticipated closing of the Express Scripts transaction in the fourth quarter of 2009, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC by December 31, 2009 triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $205.5 million during the third quarter of 2009, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge relating to certain intangible assets of $141.4 million during the third quarter of 2008.

Income tax expense increased $658.3 million to $387.0 million in 2009. We recorded an income tax benefit of $271.3 million in 2008. The 2008 income tax benefit resulted from settlement of disputes with the IRS relating to certain prior tax years and lower state income tax expense due to changes in the composition of the apportionment factors in our combined state income tax returns. Our effective tax rate in 2009 was 34.6% while the 2008 effective tax rate is not comparable due to the IRS settlement and state tax adjustments.

Our net income as a percentage of total revenue decreased 80 basis points, from 5.5% in 2008 to 4.7% in 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FASB guidance, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13 to our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 included in this Form 10-Q. The discussions of segment results for the three months ended September 30, 2009 and 2008 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2008 have been reclassified to conform to the 2009 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$9,311.0	$9,497.1	$(186.1)	(2)%
Operating gain	$628.0	$909.0	$(281.0)	(31)%
Operating margin	6.7%	9.6%		(290)bp

Operating revenue decreased $186.1 million, or 2%, to $9.3 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare and National businesses. These decreases were partially offset by premium rate increases for all medical lines of business and increased revenue from DeCare following the acquisition.

Operating gain decreased $281.0 million, or 31%, to $628.0 million in 2009 primarily due to higher overall administrative costs, including compensation costs, fully-insured membership declines associated with the current economic conditions and higher benefit expenses in our Local Group business which has been impacted by business mix changes, including higher COBRA membership and increased utilization, which was partially offset by the impact of the higher than anticipated favorable prior year reserve releases that were not reestablished at September 30, 2009.

The operating margin in 2009 was 6.7%, a 290 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$4,089.8	$4,092.7	$(2.9)	–%
Operating gain	$520.0	$241.6	$278.4	115%
Operating margin	12.7%	5.9%		680bp

Operating revenue was essentially flat at $4.1 billion in 2009, primarily due to our withdrawal from certain State-Sponsored programs, including certain programs in California, Ohio, Nevada and Connecticut, and membership declines in our Senior and Individual businesses, partially offset by premium rate increases across the Consumer segment. Senior membership declines were primarily due to the product portfolio changes implemented in 2009 for certain Medicare Advantage plans, including our withdrawal from selected plans. Individual business operating declines reflect competitive pricing pressures and the current economic environment.

Operating gain increased $278.4 million, or 115%, to $520.0 million in 2009, primarily due to improved results in our Senior and State-Sponsored businesses. Our Senior business results improved due to higher risk score revenues, including higher prior year settlements with CMS, and as we implemented benefit design changes and modified pricing for 2009 in Medicare Advantage. In addition, we experienced higher than anticipated prior year favorable reserve releases in the third quarter of 2009 that were not reestablished at September 30, 2009. The improved results in our State-Sponsored business were due to strategic actions taken, including withdrawal from certain unprofitable state programs.

The operating margin in 2009 was 12.7%, a 680 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$1,806.2	$1,719.6	$86.6	5%
Operating gain	$133.2	$78.9	$54.3	69%

Operating revenue increased $86.6 million, or 5%, to $1.8 billion in 2009, primarily due to higher premiums in our FEP business and increased PBM revenues, partially offset by lower administrative fees in our NGS Medicare business.

Operating gain increased $54.3 million, or 69%, to $133.2 million in the third quarter of 2009. This increase was due to improved results in our PBM business, primarily with respect to our retail and specialty pharmacy operations and as NextRx began servicing approximately one million members transferred from an outside vendor on January 1, 2009.

VII.	Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Our consolidated results of operations for the nine months ended September 30, 2009 and 2008 are discussed in the following section.

	Nine Months Ended September 30
(In millions, except per share data)	2009	2008	$ Change	% Change
Premiums	$42,397.2	$42,810.0	$(412.8)	(1)%
Administrative fees	2,887.4	2,861.2	26.2	1
Other revenue	486.9	481.8	5.1	1

Total operating revenue	45,771.5	46,153.0	(381.5)	(1)
Net investment income	599.4	664.5	(65.1)	(10)
Net realized gains on investments	20.4	126.3	(105.9)	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(481.9)	(762.3)	280.4	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	72.2	–	72.2	NM	[1]

Other-than-temporary impairment losses recognized in income	(409.7)	(762.3)	352.6	NM	[1]

Total revenues	45,981.6	46,181.5	(199.9)	–
Benefit expense	34,716.7	35,817.7	(1,101.0)	(3)
Selling, general and administrative expense:
Selling expense	1,273.8	1,337.6	(63.8)	(5)
General and administrative expense	5,831.7	5,349.8	481.9	9

Total selling, general and administrative expense	7,105.5	6,687.4	418.1	6
Cost of drugs	346.4	351.5	(5.1)	(1)
Interest expense	343.7	353.9	(10.2)	(3)
Amortization of other intangible assets	200.5	215.0	(14.5)	(7)
Impairment of intangible assets	205.5	141.4	64.1	45

Total expenses	42,918.3	43,566.9	(648.6)	(1)

Income before income tax expense	3,063.3	2,614.6	448.7	17
Income tax expense	1,059.2	455.3	603.9	NM	[1]

Net income	$2,004.1	$2,159.3	$(155.2)	(7)

Average diluted shares outstanding	487.0	527.9	(40.9)	(8)%
Diluted net income per share	$4.12	$4.09	$0.03	1%
Benefit expense ratio[2]	81.9%	83.7%		(180	)bp3
Selling, general and administrative expense ratio[4]	15.5%	14.5%		100	bp3
Income before income taxes as a percentage of total revenue	6.7%	5.7%		100	bp3
Net income as a percentage of total revenue	4.4%	4.7%		(30	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $412.8 million, or 1%, to $42.4 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees increased $26.2 million, or 1%, to $2.9 billion in 2009, primarily due to self-funded membership growth in National Accounts, increased State-Sponsored fees, revenue from DeCare following the acquisition and increased pricing in our Local Group self-funded business, partially offset by lower revenues in our NGS Medicare business, our withdrawal from the Connecticut Medicaid program and lower fees in our BlueCard business.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue increased $5.1 million, or 1%, to $486.9 million in 2009, primarily due to additional co-payments associated with our medical members, increased prescription volume in our specialty pharmacy companies, increased rebate revenues, and other revenues generated by DeCare, partially offset by decreased mail order script volume from third parties.

Net investment income decreased $65.1 million, or 10%, to $599.4 million in 2009, primarily resulting from reduced investment balances and lower yields on short-term investments.

A summary of our net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income, by type of security, for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30
(In millions)	2009	2008	$ Change
Net realized gains on investments
Net realized gains from the sale of fixed maturity securities	$15.7	$–	$15.7
Net realized gains from the sale of equity securities	4.8	122.0	(117.2)
Other net realized (losses) gains on investments	(0.1)	4.3	(4.4)

Net realized gains on investments	20.4	126.3	(105.9)

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(201.8)	(471.5)	(269.7)
Other-than-temporary impairment losses – fixed maturity securities	(207.9)	(290.8)	(82.9)

Other-than-temporary impairment losses recognized in income	(409.7)	(762.3)	(352.6)

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income	$(389.3)	$(636.0)	$246.7

Net realized gains (losses) on investments declined in 2009 primarily due to lower gains from the sale of equity securities. Other-than-temporary impairment losses recognized in income in 2009 were equally related to impairment of fixed maturity securities, primarily from declines in credit ratings and declines in equity securities. There were no individually significant other-than-temporary impairments of investments by issuer during the nine months ended September 30, 2009.

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income for the nine months ended September 30, 2008 were driven by the impairments recognized during the three months ended September 30, 2008, partially offset by realized gains from the sale of equity securities. The other-than-temporary impairment losses recognized in income included $127.8 million, $101.7 million, and

$88.5 million, respectively, for Freddie Mac, Fannie Mae and Lehman (or their respective subsidiaries, as appropriate) that were recorded in the third quarter of 2008. See Critical Accounting Policies and Estimates within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $1.1 billion, or 3%, to $34.7 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses, including results from our strategic actions taken with State-Sponsored programs that led to the withdrawal from certain programs. In addition, we experienced higher than anticipated prior year favorable reserve releases of an estimated $212.0 million during 2009 that were not reestablished at September 30, 2009. Finally, lower benefit expense in our Senior business contributed to the overall decrease in benefit expense. The lower benefit expense in the Senior business included reduced benefit expense for Medicare Advantage, which primarily reflected product portfolio changes and pricing adjustments that were implemented for 2009. These decreases were partially offset by increases in benefit costs in our Local Group and FEP businesses. The increase in Local Group benefit costs were driven by the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. We are implementing appropriate pricing and product changes to favorably impact our Commercial segment’s future benefit expenses.

Our benefit expense ratio decreased 180 basis points to 81.9% in 2009, due to improvements in our Consumer segment, partially offset by increases in our Commercial segment. Both our Consumer and Commercial segments benefited from higher than anticipated prior year favorable reserve releases of an estimated $212.0 million during 2009 that were not reestablished at September 30, 2009, which favorably impacted the benefit expense ratio by 50 basis points. The decline in the Consumer segment benefit expense ratio was also driven by improvements in our Senior business, primarily due to product portfolio changes and pricing adjustments in Medicare Advantage that were implemented for 2009, and improved results in State-Sponsored business due to certain strategic actions that have been undertaken. These decreases in the benefit expense ratio were partially offset by a higher ratio for Local Group business, reflecting the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. Our California and Ohio Local Group markets saw the largest deterioration for the nine months ended September 30, 2009, which have been two of the states most impacted by the current economic downturn.

Selling, general and administrative expense increased $418.1 million, or 6%, to $7.1 billion in 2009, primarily due to higher compensation costs and outside services, partially offset by lower selling and advertising expenses. These drivers, as well as lower operating revenue resulting from declining membership, caused our selling, general and administrative expense ratio to increase 100 basis points to 15.5% in 2009.

Cost of drugs sold decreased $5.1 million, or 1%, to $346.4 million in 2009, primarily due to decreased mail order prescription volume from third parties, partially offset by increased mail order prescription utilization among our health members and increased prescription volume in our specialty pharmacy companies.

Interest expense decreased $10.2 million, or 3%, to $343.7 million in 2009, primarily due to a reduced use of commercial paper and the repurchase of our zero coupon notes, partially offset by slightly higher interest rates on new debt, including the issuance of $1.0 billion of long-term debt in February 2009.

Amortization of other intangible assets decreased $14.5 million, or 7%, to $200.5 million in 2009, primarily due to reductions in amortization of certain other intangible assets acquired in prior years and ceasing amortization related to PBM intangible assets which are classified as held for sale.

As further described in Note 6 to the unaudited consolidated financial statements included in this Form 10-Q, the anticipated closing of the Express Scripts transaction in the fourth quarter of 2009, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC by December 31, 2009 triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $205.5 million during the third quarter of 2009, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge relating to certain intangible assets of $141.4 million during the third quarter of 2008.

Income tax expense increased $603.9 million to $1.1 billion in 2009. Income tax expense in 2008 was lower due to a combination of settlement of disputes with the IRS relating to certain prior tax years, lower state income taxes due to changes in the composition of the apportionment factors in our combined state income tax returns, settlements of disputes on state audits and lower income before income tax expense. The effective tax rates in 2009 and 2008 were 34.6% and 17.4%, respectively. The lower effective tax rate in 2008 was primarily due to the settlement of the outstanding IRS disputes.

Our net income as a percentage of total revenue decreased 30 basis points, from 4.7% in 2008 to 4.4% in 2009.

Reportable Segments

The discussions of segment results for the nine months ended September 30, 2009 and 2008 presented below are based on operating gain and operating margin, which is calculated as previously discussed. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2008 have been reclassified to conform to the 2009 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$28,018.3	$28,502.4	$ (484.1)	(2)%
Operating gain	$2,113.5	$2,664.3	$ (550.8)	(21)%
Operating margin	7.5%	9.3%		(180	)bp

Operating revenue decreased $484.1 million, or 2%, to $28.0 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare and National businesses as well as lower revenue in certain of our ancillary products and lower BlueCard fees. These decreases were partially offset by premium rate increases for all medical lines of business, increased membership in our self-funded National business, increased fees in our Local Group self-funded business and revenues from DeCare following our acquisition.

Operating gain decreased $550.8 million, or 21%, to $2.1 billion in 2009 primarily due to higher overall administrative costs, including higher overall compensation costs, fully-insured membership declines resulting from the current economic conditions and higher benefit expenses in our Local Group business, which has been impacted by business mix changes, including higher COBRA membership and increased utilization, which was partially offset by the impact of an estimated $64.0 million in higher than anticipated favorable prior year reserve releases that were not reestablished at September 30, 2009.

The operating margin in 2009 was 7.5%, a 180 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$ 12,215.7	$ 12,336.7	$ (121.0)	(1)%
Operating gain	$ 1,120.8	$ 349.2	$ 771.6	NM	[1]
Operating margin	9.2%	2.8%		640bp

[1]	NM = Not meaningful

Operating revenue decreased $121.0 million, or 1%, to $12.2 billion in 2009, primarily due to our withdrawal from certain State-Sponsored programs, most notably the Ohio Medicaid programs, membership declines in Senior business and declines in our fully-insured Individual membership, partially offset by premium rate increases in all lines of business.

Operating gain increased $771.6 million to $1.1 billion in 2009, primarily due to higher than anticipated prior year favorable reserve releases of an estimated $148.0 million in 2009 that were not reestablished at September 30, 2009, as well as improved results in our Senior business as we implemented benefit design changes and modified pricing for 2009. In addition, overall lower medical costs in our State-Sponsored business added to the improved results. The improved results in our State-Sponsored business were also due to strategic actions taken, including withdrawal from certain unprofitable state programs.

The operating margin in 2009 was 9.2%, a 640 basis point increase primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30
(In millions)	2009	2008	$ Change	% Change
Operating revenue	$5,537.5	$5,313.9	$223.6	4%
Operating gain	$368.6	$282.9	$85.7	30%

Operating revenue increased $223.6 million, or 4%, to $5.5 billion in 2009, primarily due to higher premiums in our FEP business, partially offset by lower administrative fees in our NGS Medicare business.

Operating gain increased $85.7 million, or 30%, to $368.6 million during the nine months ended September 30, 2009. This increase was due to improved results in our PBM business, primarily with respect to our retail and specialty pharmacy operations, and as NextRx began servicing approximately one million customers transferred from an outside vendor on January 1, 2009. In addition, operating gain in our disease management and cost of care businesses increased. These increases were partially offset by higher unallocated administrative expenses.

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

Medical Claims Payable

The most judgment-based accounting estimate in our consolidated financial statements is our liability for medical claims payable. At September 30, 2009, this liability was $5.8 billion and represented 22% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $5.6 billion, of our total medical claims liability as of September 30, 2009; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $169.2 million, of the total medical claims liability as of September 30, 2009. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of evaluating premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable. In 2009, higher than anticipated favorable prior year reserve releases of approximately $212.0 million were recognized and not reestablished at September 30, 2009.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of September 30, 2009 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at September 30, 2009, the variability in months three to five was estimated to be between 20 and 110 basis points, while months six through twelve have much lower variability ranging from 10 to 70 basis points.

Over the period from December 31, 2008 to September 30, 2009, completion factors have increased. With consideration of claim payments through September 30, 2009, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2008 valuation have developed higher than those used at December 31, 2008. This resulted in approximately $312.2 million of redundancy in the December 31, 2008 estimate and is included in the statement of income for the nine months ended September 30, 2009. The increase in completion factors has been taken into consideration when determining the completion factors used in establishing the September 30, 2009 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 4%, or approximately $257.0 million, in the September 30, 2009 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

Over the period from December 31, 2007 to September 30, 2008, completion factors decreased. With consideration of claim payments through September 30, 2008, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2007 valuation period developed lower than those used at December 31, 2007. This resulted in approximately $218.1 million of deficiency in the December 31, 2007 estimate and is included in the statement of income for the nine months ended September 30, 2008.

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

The other major assumption used in the establishment of the September 30, 2009 incurred but not paid claim liability was the trend factors. In our analysis for the nine month ended September 30, 2009, there was a 490 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 7%, or approximately $379.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at September 30, 2009. As we look at the year-over-year claim trend for the prior period (August and September 2008) compared to the current period (August and September 2009), the trend used in our reserve models has increased. However, claim trends observed as of December 31, 2008 based on subsequent claims runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2008. This difference between the trends assumed in establishing the December 31, 2008 medical claims payable and the trend observed based on subsequent claims runout through the nine months ended September 30, 2009 resulted in approximately $439.7 million of redundancy in the December 31, 2008 estimate and is included in the statement of income for the nine months ended September 30, 2009.

Claim trends observed as of December 31, 2007 based upon subsequent claim runout were lower than anticipated in the assumptions used to estimate medical claims payable at December 31, 2007. This difference between the trends assumed in establishing the December 31, 2007 medical claims payable, and the trend observed based upon subsequent claims runout through the nine months ended September 30, 2008, resulted in approximately $481.9 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the nine months ended September 30, 2008. The difference between the trends assumed in establishing the December 31, 2007 medical claims payable, and the trend observed based upon subsequent claims runout through the twelve months ended December 31, 2008, resulted in approximately $383.5 million of redundancy in the December 31, 2007 estimate and is included in the statement of income for the year ended December 31, 2008.

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

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2009 and 2008 and the years ended December 31, 2008, 2007 and 2006 is as follows:

	Nine Months Ended September 30		Years Ended December 31
(In millions)	2009	2008	2008	2007	2006
Gross medical claims payable, beginning of period	$6,184.7	$5,788.0	$5,788.0	$5,290.3	$4,853.4
Ceded medical claims payable, beginning of period	(60.3)	(60.7)	(60.7)	(51.0)	(27.7)

Net medical claims payable, beginning of period	6,124.4	5,727.3	5,727.3	5,239.3	4,825.7

Business combinations and purchase adjustments	2.8	–	–	15.2	(6.4)
Net incurred medical claims:
Current year	35,422.9	36,034.1	47,940.9	46,366.2	42,613.2
Prior years (redundancies)	(751.9)	(263.8)	(263.2)	(332.7)	(617.7)

Total net incurred medical claims	34,671.0	35,770.3	47,677.7	46,033.5	41,995.5

Net payments attributable to:
Current year medical claims	30,093.0	30,124.5	42,020.7	40,765.7	37,486.0
Prior years medical claims	5,007.3	5,150.3	5,259.9	4,795.0	4,089.5

Total net payments	35,100.3	35,274.8	47,280.6	45,560.7	41,575.5

Net medical claims payable, end of period	5,697.9	6,222.8	6,124.4	5,727.3	5,239.3
Ceded medical claims payable, end of period	65.3	49.7	60.3	60.7	51.0

Gross medical claims payable, end of period	$5,763.2	$6,272.5	$6,184.7	$5,788.0	$5,290.3

Current year medical claims paid as a percent of current year net incurred medical claims	85.0%	83.6%	87.7%	87.9%	88.0%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	14.0%	4.8%	4.8%	6.8%	14.7%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.6%	0.6%	0.6%	0.8%	1.9%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $751.9 million shown above for the nine months ended September 30, 2009 represents an estimate based on paid claim activity from January 1, 2009 to September 30, 2009. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $751.9 million redundancy relates to claims incurred in calendar year 2008.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 87.7% for 2008, 87.9% for 2007, and 88.0% for 2006. Comparison of these ratios indicates fairly consistent payment patterns between 2008, 2007 and 2006. Review of the nine-month periods presented above shows that as of September 30, 2009, 85.0% of current year net incurred medical claims had been paid in the period incurred, as compared to 83.6% for the same period in 2008. These ratios reflect incurred and paid claim amounts for the first nine months of 2009 and 2008 only and, therefore, are not indicative of the ratios that can be expected for the full year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 14.0% for the nine months ended September 30, 2009 and 4.8% for the nine months ended September 30, 2008. The 920 basis point increase over the two periods resulted from actual completion factors and claims trends differing from the assumptions used. The percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period was 4.8% for 2008, 6.8% for 2007, and 14.7% for 2006.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimation of incurred medical claims and the consistency of our methodology. For the nine months ended September 30, 2009, this metric was 1.6%, which was calculated using the redundancy of $751.9 million shown above. For the nine months ended September 30, 2008, the comparable metric was 0.6%, which was calculated using the redundancy of $263.8 million shown above, which represents an estimate based on paid medical claims activity from January 1, 2008 to September 30, 2008. This metric was 0.6% for full year 2008, 0.8% for 2007, and 1.9% for 2006. The 2006 ratio was impacted by having no net incurred medical claims for the former WellChoice, Inc. in 2005. If the former WellChoice, Inc. had been included for the full year 2005, this ratio would have been approximately 1.6%.

Income Taxes

We account for income taxes in accordance with FASB guidance, which requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at tax rates enacted at the time the deferred tax asset or liability is recorded. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion may be unrealized. Our judgment is required in determining an appropriate valuation allowance.

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

We, like other companies, frequently face challenges from tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. In evaluating any additional tax liability associated with various positions taken in our tax return filings, we record additional liabilities for potential adverse tax outcomes. Based on our evaluation of our tax positions, we believe we have appropriately accrued for uncertain tax benefits, as required by the guidance. To the extent we prevail in matters we have accrued for, our future effective tax rate would be reduced and net income would increase. If we are required to pay more than accrued, our future effective tax rate would increase and net income would decrease. Our effective tax rate and net income in any given future period could be materially impacted.

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of September 30, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are being concluded by the IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

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

During the third quarter of 2008, we decreased our state deferred tax liabilities by $49.7 million, resulting in a tax benefit, net of federal taxes of $32.3 million. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

For additional information, see Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at September 30, 2009 was $13.3 billion and other intangible assets were $8.3 billion. The sum of goodwill and intangible assets represented 44% of our total consolidated assets and 95% of our consolidated shareholders’ equity at September 30, 2009.

We follow FASB guidance for business combinations and goodwill and other intangible assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under the guidance, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units in accordance with the guidance for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately.

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

On April 13, 2009 we announced that we entered into a definitive agreement to sell our NextRx subsidiaries, or PBM business, to Express Scripts, one of the largest PBM companies in North America. Our PBM business, together with other business units, partially supports our UniCare tradenames that are recognized as indefinite lived intangible assets. These tradenames will not be sold with the PBM business. Accordingly, once we receive no further future cash flows from the PBM business, a portion of these tradenames may be impaired as the cash flows from the remaining business units may not be sufficient to fully support the carrying value of these intangible assets.

In addition, these UniCare tradenames are also partially supported by revenues generated from our UniCare subsidiaries, which among other products and services, sell health insurance products to commercial customers, as well as Medicare products to our Senior membership across the United States. We expect future revenues from these business units to decline in 2010, primarily due to a decline in our low margin auto-assigned membership associated with Medicare Part D.

In addition, as a result of a strategic action, on October 28, 2009, we announced that we entered into a member transition agreement with HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will, upon completion of receipt of regulatory approvals, offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. We expect most of this membership to transition to HCSC by December 31, 2009. We expect that members transitioning to HCSC will experience significant benefits, including gaining access to HCSC’s extensive provider networks and leading discounts.

The anticipated closing of the Express Scripts transaction in the fourth quarter of 2009, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC by December 31, 2009 triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $205.5 million during the third quarter of 2009, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership. These intangible assets are included in the Commercial and Consumer segments and were valued using the income approach valuation method. The valuation considered the expected future cash flows of all business units that support the affected tradenames.

During the third quarter of 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge relating to certain intangible assets of $141.4 million during the third quarter of 2008.

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

Investments

Current and long-term available-for-sale investment securities were $16.6 billion at September 30, 2009 and represented 34% of our total consolidated assets at September 30, 2009. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the April 1, 2009 adoption of FASB guidance for recognition and presentation of other-than-temporary impairment, or FASB OTTI guidance, as discussed below, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In connection with the adoption of FASB OTTI guidance on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of September 30, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

In April 2009, the FASB issued its OTTI guidance, which applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments. Furthermore, the FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments. Under this revised guidance, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income.

The credit component of an other-than temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. Furthermore, unrealized losses entirely caused by interest rate and other non-credit factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

Upon adoption of FASB OTTI guidance on April 1, 2009, we recorded a cumulative-effect adjustment, net of taxes, of $88.9 million as of the beginning of the period of adoption, April 1, 2009, to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.

The unrealized gains or losses on our equity and fixed maturity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $409.7 million and $762.3 million, respectively, for the nine months ended September 30, 2009 and 2008. There were no individually significant other-than-temporary impairment losses on investments by issuer during the nine months ended September 30, 2009. As of September 30, 2009, we had approximately $235.8 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $224.3 million of which related to fixed maturity securities and $11.5 million of which related to equity securities.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $771.4 million, or 2% of total consolidated assets, at September 30, 2009. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the cash collateral delivered. Under FASB guidance for transfers and servicing, we recognize the collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $15.6 billion at September 30, 2009. The weighted-average credit rating of these securities was “AA” as of September 30, 2009. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2.2 billion, $57.4 million and $7.0 million, respectively, that are guaranteed by third parties. With the exception of nine securities with a fair value of $31.1 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of September 30, 2009 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of September 30, 2009 for the securities for which such information is available.

At September 30, 2009, we owned $3.7 billion of mortgage-backed securities and $208.3 million of asset-backed securities out of a total available-for-sale investment portfolio of $16.6 billion. These securities included sub-prime and Alt-A securities with fair values of $120.4 million and $366.1 million, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $31.5 million and $57.8 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “BBB”, respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and nine months ended September 30, 2009 and 2008 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at September 30, 2009 totaled $318.1 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed, asset-backed and inverse floating rate securities that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 3 and 4 to our audited consolidated financial statements for the year ended December 31, 2008 included in our 2008 Form 10-K.

Retirement Benefits

Pension Benefits

We sponsor defined benefit pension plans for some of our employees. These plans are accounted for in accordance with FASB guidance for retirement benefits, which requires that amounts recognized in financial statements be determined on an actuarial basis. As permitted by the guidance, we calculate the value of plan assets as described below. Further, the difference between our expected rate of return and the actual performance of plan assets, as well as certain changes in pension liabilities, are amortized over future periods.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2008). The selected discount rate for all plans is 5.64%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with the guidance.

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

For the year ending December 31, 2009, no material contributions are required to meet the Employee Retirement Income Security Act, or ERISA, minimum required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $65.3 million and $65.6 million were made to retirement benefit plans during the three and nine months ended September 30, 2009, respectively.

At September 30, 2009 our consolidated pension liabilities were $145.7 million, including liabilities of $65.2 million for certain supplemental plans. We recognized consolidated pre-tax pension benefit credit of $6.7 million and $6.4 million for the three months ended September 30, 2009 and 2008, respectively. We recognized consolidated pre-tax pension benefit credit of $20.3 million and $20.5 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2008, we incurred a curtailment gain of $1.4 million within one of our supplemental pension plans.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $545.7 million at September 30, 2009.

We recognized consolidated pre-tax other postretirement benefit expense of $8.5 million and $7.7 million for the three months ended September 30, 2009 and 2008, respectively. We recognized consolidated pre-tax other postretirement benefit expense of $25.3 million and $23.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification, or Codification, as the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This guidance was included in the Codification under Accounting Standards Codification, or ASC, Topic 105. Rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on September 30, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP, and, therefore, did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), or FAS 167. FAS 167 amends FASB ASC Section 810-10-25, Consolidation – Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective for us on January 1, 2010. We do not expect the adoption of FAS 167 to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, or FAS 166. FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for us on January 1, 2010. We do not expect the adoption of FAS 166 to have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, or FASB ASC Topic 855, which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FASB ASC Topic 855 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009. The adoption of FASB ASC 855 did not have a material impact on our consolidated financial statements and required disclosures.

In April 2009, the FASB issued FASB ASC paragraph 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FASB ASC paragraph 820-10-65-4. FASB ASC paragraph 820-10-65-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FASB ASC paragraph 820-10-65-4 was effective for us on April 1, 2009. The adoption of FASB ASC paragraph 820-10-65-4 did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB ASC paragraph 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 128-1, Interim Disclosures about Fair Value of Financial Instruments, or FASB ASC paragraph 825-10-65-1. FASB ASC paragraph 825-10-65-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC paragraph 825-10-65-1 was effective for us on June 30, 2009. The adoption of FASB ASC paragraph 825-10-65-1 did not have an impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued FASB ASC paragraph 815-10-65-1, Transition and Effective Date Related to FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FASB ASC paragraph 815-10-65-1. FASB ASC paragraph 815-10-65-1 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815, Derivatives and Hedging, or FASB ASC Topic 815, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FASB ASC Topic 815 was effective for us on January 1, 2009. The adoption of FASB ASC Topic 815 did not have an impact on our consolidated financial position or results of operations. For additional information regarding our disclosures about derivative instruments and hedging activities, see Note 7 to our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 included in this Form 10-Q.

There were no other new accounting pronouncements issued or adopted during the first nine months of 2009 that had a material impact on our consolidated financial position, operating results or disclosures.

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

We have a $2.5 billion commercial paper program. We continue to monitor the commercial paper markets due to recent volatility and disruption in the markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $2.4 billion of ordinary dividends from our subsidiaries during 2009, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30
(In millions)	2009	2008
Cash flows provided by (used in):
Operating activities	$3,009.2	$2,057.9
Investing activities	(1,160.5)	443.7
Financing activities	(2,192.6)	(2,998.9)
Effect of foreign exchange rates on cash and cash equivalents	2.2	–

Decrease in cash and cash equivalents	$(341.7)	$(497.3)

Liquidity – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, net cash flow provided by operating activities was $3.0 billion, compared to $2.1 billion for the nine months ended September 30, 2008, an increase of $951.3 million. This increase was driven primarily by the net change in provider advances, decreased tax payments, lower experience-rated refunds to certain large customers and decreased incentive compensation payments.

Net cash flow used in investing activities was $1.2 billion during the nine months ended September 30, 2009, compared to $443.7 million of cash provided by investing activities for the nine months ended September 30, 2008. The increase in cash flow used in investing activities of $1.6 billion between the two periods primarily resulted from increases in net purchases of investments, increases in net purchases of property and equipment and decreases in securities lending collateral, partially offset by decreases in purchases of subsidiaries.

Net cash flow used in financing activities was $2.2 billion during the nine months ended September 30, 2009, compared to $3.0 billion for the nine months ended September 30, 2008. The decrease in cash flow used in financing activities of $806.3 million primarily resulted from decreases in the repurchase of common stock, partially offset by decreases in net proceeds from borrowings, including commercial paper and other long-term borrowings, decreases in bank overdrafts and decreases in securities lending payable.

Financial Condition

We maintain a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $19.3 billion at September 30, 2009. Since December 31, 2008, total cash, cash equivalents and investments, including long-term investments, increased by $1.9 billion primarily due to cash generated from operations and additional long-term borrowings.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in our California and Georgia subsidiaries.

At September 30, 2009, we held at the parent company approximately $1.1 billion of cash and cash equivalents and investments, which are available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 27.9% as of September 30, 2009 and 29.2% as of December 31, 2008.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, one of the largest PBM companies in North America, for $4.675 billion, consisting of at least $3.275 billion in cash, subject to customary working capital and indebtedness adjustments. We expect to use the net after-tax proceeds from the sale for a variety of purposes, including share repurchases, repayment of current maturities of long-term debt and other general corporate purposes. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to us following the close of the Express Scripts transaction. The Express Scripts transaction is expected to close in the fourth quarter of 2009, subject to customary closing conditions and any required regulatory approvals.

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

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at September 30, 2009 totaled $7.5 million, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. At September 30, 2009, $100.0 million of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $224.5 million at September 30, 2009 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of September 30, 2009 or during the nine months then ended. At September 30, 2009, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $541.0 million of borrowings outstanding under this commercial paper program as of September 30, 2009. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.4 billion of ordinary dividends to be paid to the parent company during 2009. For the nine months ended September 30, 2009, $1.1 billion of dividends were paid by our subsidiaries.

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the nine months ended September 30, 2009, we repurchased and retired approximately 40.8 million shares at an average per share price of $44.38, for an aggregate cost of $1.8 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. As of September 30, 2009, we had $0.7 billion of authorization remaining under this program. Subsequent to September 30, 2009, we repurchased and retired approximately 6.7 million shares for an aggregate cost of approximately $0.3 billion, leaving approximately $0.4 billion for authorized future repurchases at October 23, 2009. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital. On October 23, 2009, our Board of Directors authorized an increase of $0.5 billion in our stock repurchase program, subject to completion of the Express Scripts transaction and pending current market conditions, including the possible impact of health care reform. If approved by our Board of Directors, we may utilize further proceeds from the Express Scripts transaction for share repurchases.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2009, no material required contributions are required to meet the ERISA minimum required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $65.3 million and $65.6 million were made to retirement benefit plans during the three and nine months ended September 30, 2009, respectively.

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

WellPoint and its representatives may from time to time make written and oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or PSLRA, including statements in this report, in presentations, press releases, filings with the Securities and Exchange Commission, or SEC, and reports to shareholders and in meetings with analysts and investors. The projections referenced in this report are forward-looking and they are intended to be covered by the safe harbor for “forward-looking statements” provided by PSLRA. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the SEC; increased government participation in, or regulation or taxation of health benefits, managed care and PBM operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rate increases; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon, funding risks with respect to revenue received from participation therein and CMS sanctions; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; the financial risks of the Express Scripts transaction, including (i) our ability to consummate or realize the ultimate expected value of the transaction, (ii) decreased revenues, increased operating costs and potential customer and supplier losses and business disruptions that may be greater than expected following the close of the transaction, (iii) the potential failure to receive expected accounting and tax treatment for the transaction, and (iv) the value of the transaction consideration; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

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

We carried out an evaluation as of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We have implemented certain enhancements to internal controls within our Senior business partly in response to CMS’ requests for corrective action plans in connection with the marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription drug plans. On September 9, 2009, CMS notified us that the sanctions have been lifted. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the CMS Part D LIS programs have been corrected so that we will again be allowed to participate in the CMS Part D LIS auto-assignment process. While we have enhanced certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under “Litigation” and “Other Contingencies” in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K.

The risks associated with the proposed divestiture of our pharmacy benefit management operations may adversely affect our business and profitability.

On April 13, 2009, we announced that we entered into a definitive agreement to sell our NextRx subsidiaries to Express Scripts, Inc., or Express Scripts, for $4.675 billion. In connection with the agreement, at closing, we will enter into a 10-year contract for Express Scripts to provide PBM services to our members following the close of the transaction. Risks associated with the proposed divestiture of our NextRx subsidiaries include the following:

•

we may be unable to close the transaction in a timely manner, or at all, because of delays in carving-out the PBM business, failure to obtain regulatory approvals or satisfying other closing requirements, which could result in substantial additional costs or could unfavorably affect the ultimate value of the sale;

•	we may be unable to realize the expected accounting and tax benefits of the transaction, which could unfavorably affect the ultimate value of the sale;

•

the divestiture and provision of transition services may disrupt our ongoing business, distract management, divert resources and create challenges in maintaining our current customer service levels, business standards, controls and procedures, including complying with federal and state laws and regulations related to the operation of Internet and mail-service pharmacies;

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

•	Express Scripts’ systems may not interface properly with our systems, which could result in disruptions in operations;

•

as part of the long-term service contract, our members will become highly reliant on Express Scripts’ successful administration of our PBM business; if Express Scripts is unsuccessful, it could materially affect our relationship with our members; and

•	we may be unable to retain the existing employees of our PBM business or attract additional qualified employees to meet current and future needs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
July 1, 2009 to July 31, 2009	2,797,158	$50.41	2,790,100	$1,263
August 1, 2009 to August 31, 2009	5,034,192	51.75	5,029,900	1,003
September 1, 2009 to September 30, 2009	5,573,677	52.49	5,568,800	711

	13,405,027		13,388,800

[1]

Total number of shares purchased includes 16,227 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended September 30, 2009, we repurchased approximately 13.4 million shares at a cost of $693.2 million under the program. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. Remaining authorization under the program was $711 million as of September 30, 2009.

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

WELLPOINT, INC. Registrant

Date: October 28, 2009	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 28, 2009	By:	/s/ MARTIN L. MILLER
Martin L. Miller Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended effective October 23, 2009, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 28, 2009.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.6*	WellPoint Directed Executive Compensation Plan, as amended effective as of January 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WellPoint, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts or compensatory plans or arrangements.

E-1