Form 10-K
period 2009-12-31
WELLPOINT, INC
filed 2010-02-18
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2009 was approximately $24,224,913,268.

As of February 10, 2010, 443,930,532 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2010.

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2009

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “feel,” “predict,” “project,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I Item 1A hereof and our reports filed with the Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “WellPoint” or the “Company” refer to WellPoint, Inc., an Indiana corporation, and its direct and indirect subsidiaries, as the context requires.

PART I

ITEM 1. BUSINESS.

General

We are the largest health benefits company in terms of medical membership in the United States, serving 33.7 million medical members as of December 31, 2009. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve our members throughout much of the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Our mission is to improve the lives of the people we serve and the health of our communities. Our strategy is to simplify the connection between health, care and value. We strive to achieve our mission and strategy by creating the best health care value in our industry, excelling at day-to-day execution, and capitalizing on new opportunities to drive growth.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services including life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts.

For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. Approximately 93% of our 2009 operating revenue was derived from premium income, while approximately 7% was derived from administrative fees and other revenues.

Through December 31, 2009, our medical membership customer base primarily included Local Group (including UniCare) (those with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 2,500 eligible employees, accounting for 47% of our medical members at December 31, 2009) and Individuals under age 65 (including UniCare) and their covered dependents (6% of our medical members as of December 31, 2009). Other major customer types included National Accounts (generally multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 2,500 eligible employees, accounting for 20% of our medical members at December 31, 2009), BlueCard Host (enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets, accounting for 14% of our medical members at December 31, 2009), Senior (Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage, accounting for 4% of our medical members at December 31, 2009), State- Sponsored Programs (primarily state-sponsored managed care alternatives in Medicaid and State Children’s

Health Insurance programs, accounting for 5% of our medical members at December 31, 2009) and the Federal Employee Program, or FEP (United States government employees and covered family members, accounting for 4% of our medical members at December 31, 2009).

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

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During 2009, the U.S. Congress proposed several new pieces of legislation aimed at reforming the U.S. health care system. None of these proposals have yet been enacted; however, certain of the provisions could have a material adverse effect on our business model and results of operations. For additional discussion, see Part I, Item 1A. Risk Factors in this Form 10-K.

In addition to external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership. During 2009, we experienced membership declines due to current economic conditions. We expect unemployment levels will remain high throughout 2010, which may impact our ability to increase or maintain current membership levels. These membership trends could have a material adverse effect on our future results of operations. For additional discussion, see Part I, Item 1A. Risk Factors in of this Form 10-K.

We believe health care is local and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence and national expertise have created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals.

In January 2007, we unveiled a comprehensive plan to help address the growing ranks of the uninsured. Our plan is a blend of public and private initiatives aimed at ensuring universal coverage for children and providing new and more attractive options for the uninsured. This plan is part of our mission to improve the lives of the people we serve and the health of our communities. In furtherance of our plan, we have launched an interactive website for the uninsured and opened community resource centers to assist the uninsured to obtain health insurance coverage.

We believe that an essential ingredient for practical and sustainable health care reform is improving quality, which can help manage costs. We have identified solutions that we believe will deliver better health care while reducing costs. These include promoting evidence-based medicine and determining real-world outcomes;

advancing health care quality by disseminating information throughout the system; focusing on prevention and managing chronic illness; improving effective use of drug therapies to prevent and manage illness; promoting strategies to reduce medical errors and adverse drug events; reducing costs through eliminating fraud; reducing costs related to litigation; and improving administration.

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

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the SEC. Our Internet website is www.wellpoint.com. We make available, free of charge or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint, Inc. is an Indiana corporation incorporated on July 17, 2001.

Significant Events

Listed below are the more significant events that have occurred over the last five years:

•

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act, as amended. During the year ended December 31, 2009, we repurchased and retired approximately 57.3 million shares at an average per share price of $46.02, for an aggregate cost of $2.6 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. On October 23, 2009, our Board of Directors authorized an additional increase of $0.5 billion in our stock repurchase program, subject to completion of the Express Scripts transaction, and pending current market and industry conditions. As of December 31, 2009, $0.4 billion remained authorized for future repurchases. On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. Subsequent to December 31, 2009, we repurchased and retired approximately 6.5 million shares for an aggregate cost of approximately $0.4 billion, leaving approximately $3.5 billion for authorized future repurchases at February 10, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

•

On December 1, 2009, we sold our prescription benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts, and received $4.7 billion in cash. The pre-tax and after-tax gains on the sale were $3.8 billion and $2.4 billion, respectively. During the first quarter of 2010, we will make tax payments of approximately $1.2 billion relating to the PBM sale. We also entered into a 10-year contract for Express Scripts to provide PBM services to our members. We expect this alliance to provide our members with more cost effective solutions as well as access to state-of-the-art PBM services. The results of operations of our PBM business have been included in our consolidated results through November 30, 2009.

•

On October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. Starting on January 1, 2010, certain of our membership began transitioning to HCSC as a result of this agreement. The member transition agreement did not have a material effect on our consolidated cash flows, financial condition or results of operations.

•

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

•

During 2008 and 2009, we worked with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures.

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the Medicare Part D LIS programs have been corrected so that we will again be allowed to participate in the Medicare Part D LIS auto-assignment process.

•

During the year ended December 31, 2008, we settled disputes with the Internal Revenue Service, or IRS, relating to certain tax years and industry issues which we had been discussing with the IRS for several years. As a result of the settlements, we recorded additional tax benefits that had previously been denied by the IRS. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. The case has been appealed to the Federal Circuit Court of Appeals and oral arguments are scheduled for February 2010.

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

•

On July 11, 2005, we announced that an agreement was reached with representatives of more than 700,000 physicians nationwide involved in two multi-district class-action lawsuits against us and other health benefits companies. As part of the agreement, we agreed to pay $135.0 million to physicians and to contribute $5.0 million to a not-for-profit foundation whose mission is to promote higher quality health care and to enhance the delivery of care to the disadvantaged and underserved. In addition, we paid $61.3 million in legal fees, including interest, on October 6, 2007. As a result of the agreement, we incurred a pre-tax expense of $103.0 million during the year ended December 31, 2005, which represented the final settlement amount of the agreement that was not previously accrued. Appeals of the settlement initially filed by certain physicians have been resolved. Final cash payments under the agreement totaling $209.5 million, including accrued interest, were made on October 5 and 6, 2006.

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

Each of the BCBS companies, of which there were 39 independent primary licensees as of December 31, 2009, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of BCBS plans not affiliated with us.

Competition

The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products and increased quality awareness and price sensitivity among customers.

Health benefits industry participants compete for customers mainly on the following factors:

•	quality of service;

•	access to provider networks;

•	access to care management and wellness programs, including health information;

•	innovation, breadth and flexibility of products and benefits;

•	reputation (including National Committee on Quality Assurance, or NCQA, accreditation status);

•	brand recognition;

•	price; and

•	financial stability.

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

Reportable Segments

We manage our operations through three reportable segments: Commercial, Consumer, and Other. Segment disclosures for 2007 have been reclassified to conform to the 2009 and 2008 presentation.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our PBM business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal health care guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program, or FEP, and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accounting Standards Board, or FASB, segment reporting guidance, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

For additional information regarding the operating results of our segments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

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

Senior Plans.    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. In September 2005, we were awarded contracts to offer Medicare Part D to eligible Medicare beneficiaries in all 50 states. We began offering these plans to customers through our health benefit subsidiaries throughout the country. We served as the exclusive point of sale facilitated enrollment provider as defined by CMS for 2009, 2008 and 2007. On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the Medicare Part D LIS programs have been corrected so that we will again be allowed to participate in the Medicare Part D LIS auto-assignment process.

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

Pharmacy Products.    Until December 1, 2009, we offered pharmacy and PBM services directly to our members through our PBM subsidiaries. Subsequent to the December 1, 2009 sale of our PBM subsidiaries, these services are now managed for us by Express Scripts under our ten-year contract. Pharmacy services incorporate features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. PBM services include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. Two of our PBM subsidiaries were licensed pharmacies and made prescription dispensing services available through mail order for PBM clients. Our PBM companies also included Precision Rx Specialty Solutions, a full service specialty pharmacy designed to help improve quality and cost of care by coordinating a relatively new class of prescription medications commonly referred to as biopharmaceuticals, also known as specialty medications.

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

Dental.    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both an insured and self-funded basis. Additionally, we offer managed dental services to other health care plans to assist those other health care plans in providing dental benefits to their customers.

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

Medicare Administrative Operations.    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies. CMS is currently conducting competitive procurements to replace the current fiscal intermediary and carrier contracts with contracts that conform to the Federal Acquisition Regulations. These new contracts, referred to as Medicare Administrative Contracts, or MACs, will combine most of the administrative activities currently performed by the existing intermediaries and carriers. At year end 2008, NGS held two MACs as a prime contractor and supported one MACs as a subcontractor. Additionally, NGS was awarded one prime contract and two subcontracts under other MAC awards, but those awards were protested and sustained by the government. To date, the protested awards have not been awarded by CMS. Compensation under the MACs is on a cost plus award fee basis while compensation under the fiscal intermediary and carrier contracts is on a cost reimbursement basis.

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

Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories balanced with competitive objectives. Our customer definitions were revised in the first quarter of 2008 in accordance with our new organizational structure. Prior periods have been reclassified to conform to the 2009 and 2008 presentation. As of December 31, 2009, our medical membership customer types included the following categories:

•

Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 2,500 eligible employees. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 47% of our medical members at December 31, 2009.

•

Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Groups. Individual business accounted for 6% of our medical members at December 31, 2009.

•

National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 2,500 eligible employees. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 20% of our medical members at December 31, 2009.

•

BlueCard host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per month. BlueCard host membership accounted for 14% of our medical members at December 31, 2009.

•

Senior customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4% of our medical members at December 31, 2009.

•

State-Sponsored membership represents eligible members with State-Sponsored managed care alternatives in Medicaid and State Children’s Health Insurance Plan programs. Total State-Sponsored program business accounted for 5% of our medical members at December 31, 2009.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4% of our medical members at December 31, 2009.

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

The following tables set forth our medical membership by customer type and funding arrangement:

	December 31
	2009	2008
(In thousands)
Customer Type:
Local Group	15,643	16,632
Individual	2,131	2,272
National:
National Accounts	6,813	6,720
BlueCard	4,744	4,736

Total National	11,557	11,456
Senior	1,215	1,304
State-Sponsored	1,733	1,992
FEP	1,391	1,393

Total medical membership by customer type	33,670	35,049

Funding Arrangement:
Self-Funded	18,236	18,520
Fully-Insured	15,434	16,529

Total medical membership by funding arrangement	33,670	35,049

For additional information regarding the change in medical membership between years, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business. Examples of these other products or services include life, disease management and wellness, personal health care guidance, radiology benefit management, vision, and dental. We also provide some of these other products to unaffiliated BCBS or other health plans which contract with us for certain services.

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

Formulary management.    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies. This function remained with us after the sale of our PBM business.

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

Anthem Care Compare.    We educate members about high-quality, cost-effective procedures that are covered by their benefit plans. Members are able to access via the internet a comparison of the cost of care, quality ratings and benefit levels for common services at specified facilities, including the facility and professional and ancillary service costs. This allows members to make an educated decision about quality and cost before choosing a provider for these common procedures.

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

We have committed to measuring our progress in improving the quality of care that our members and our communities receive through our proprietary Member Health Index, or MHI, and State Health Index, or SHI. The MHI is comprised of 20 clinically relevant measures for our health plan members and combines prevention, care management, clinical outcome and patient safety metrics. The SHI measures the health of all the residents in our BCBSA licensed states, not just our members, using public data from the Centers for Disease Control and Prevention.

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

In most circumstances, our pricing and underwriting decisions follow a prospective rating process in which a fixed premium is determined at the beginning of the contract period. For fully-insured business, any deviation, favorable or unfavorable, from the medical costs assumed in determining the premium is our responsibility. Some of our larger groups employ retrospective rating reviews, where positive experience is partially refunded to the group, and negative experience is charged against a rate stabilization fund established from the group’s favorable experience, or charged against future favorable experience.

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

•

a requirement that at least 66 2/ 3% of a licensee’s annual combined national revenue attributable to health benefit plans must be sold, marketed, administered or underwritten under the BCBS names and marks;

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. Further, pending health care reform legislation may result in increased federal regulation that could have a significant impact on our business. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	licensure;

•	premium rates;

•	underwriting and pricing;

•	benefits;

•	eligibility requirements;

•	guaranteed renewability;

•	service areas;

•	market conduct;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing and rating restrictions for small group products;

•	utilization review activities;

•	prompt payment of claims;

•	requirements that pharmacy benefit managers pass manufacturers’ rebates to customers;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and/or underinsured;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

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

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Recently, additional federal privacy and security requirements, including breach notification, improved enforcement and additional limitations on use and disclosure of protected health information were passed through the HITECH provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. Additional implementing regulations relating to HITECH are expected in 2010.

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. A number of states have adopted data security laws and/or regulations, regulating data security and/or requiring security breach notification, which may apply to us in certain circumstances. Federal laws and regulations concerning health care and health insurance may be subject to significant change. See Part I, Item 1A. Risk Factors of this Form 10-K.

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

The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The level of regulatory oversight ranges from requiring the company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring a company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2009, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

Employees

At December 31, 2009, we had approximately 40,500 employees. As of December 31, 2009, a small portion of employees were covered by collective bargaining agreements: 170 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; 53 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; 13 employees in the New York city metropolitan area with the Office and Professional Employees International Union, Local 153; and 29 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

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

Health care reform legislation being considered by Congress may adversely affect our business, cash flows, financial condition and results of operations.

The 2008 elections resulted in a renewed focus on health care issues and many key legislators and newly appointed and elected officials, including President Obama, have proposed significant reform to the health care system. The U.S. House of Representatives and the U.S. Senate passed separate health care reform bills late in 2009. Both chambers are seeking to reconcile their bills and it is possible that the reconciled bill may contain the following elements:

•	A special assessment on health insurance providers to fund the legislation.

•	An excise tax on high cost employer-provided health coverage to fund the legislation.

•	A health care exchange to facilitate uninsured individuals’ access to health care coverage from private companies.

•	Elimination of certain caps on health care coverage.

•	The requirement that all citizens must carry health insurance or be subject to a penalty.

•

New regulations around health plan operations that would greatly limit the ability of health plans to accurately price the risk, require health plans to pay a certain percentage of every premium dollar as a medical claim and reduce the variety of product offerings.

•	Guaranteed coverage for individuals with pre-existing medical conditions.

We do not currently know the ultimate outcome of the reconciliation process or the legislation. Depending on the provisions contained in the final law, this legislation could have a material adverse impact on our business, cash flows, financial condition or results of operations.

Changes in state and federal regulations, or the application thereof, may adversely affect our business, cash flows, financial condition and results of operations.

Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure you that future regulatory action by state insurance or HMO authorities or federal regulatory authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements and additional governmental participation could also adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

Congress and state legislatures continue to focus on health care delivery and financing issues. Some of the reforms call for universal health care regulation including, but not limited to, the availability of a government sponsored health plan. A number of states, including California, Colorado, Connecticut, Maine, New York, and Pennsylvania, are contemplating significant reform of their health insurance markets. These proposals include provisions affecting both public programs and privately-financed health insurance arrangements. Broadly stated, these proposals attempt to increase the number of insured by raising or expanding the eligibility levels for public programs and compelling individuals and employers to purchase health coverage. At the same time, they seek to reform the underwriting and marketing practices of health plans. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases or establish minimum benefit expense ratio thresholds. Finally, Congress and several state legislatures are contemplating the imposition of various taxes and fees on health plans and on insurance coverage and arrangements. If enacted, these federal or state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations.

From time to time, Congress has considered various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages litigants could be awarded. Other proposed bills and regulations, including those related to consumer-driven health plans and health savings accounts and insurance market reform, at the state and federal levels may impact certain aspects of our business, including premium receipts, provider contracting, claims payments and processing and confidentiality of protected health or other personal information. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

Our inability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits, maintain our current provider agreements or avoid a downgrade in our ratings may adversely affect our business and profitability.

Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations. Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be adversely affected.

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customer contracts may be subject to renegotiation as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

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

Claims-paying ability and financial strength ratings by recognized rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. Each of the rating agencies reviews its ratings periodically and there can be no assurance that our current ratings will be maintained in the future. We believe our strong ratings are an important factor in marketing our products to customers, since ratings information is broadly disseminated and generally used throughout the industry. If our ratings are downgraded or placed under review, with possible negative implications, such actions could adversely affect our business, financial condition and results of operations. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock.

A reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.

A reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures; employers no longer offering certain health care coverage as an employee benefit or electing to offer this coverage on a voluntary, employee-funded basis; state and federal regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.

There are various risks associated with participating in Medicare and Medicaid programs, and contracting with CMS to provide Medicare Part C and Medicare Part D Prescription Drug benefits.

We offer Medicare approved prescription drug plans (Medicare Part D) and Medicare Advantage plans (Medicare Part C) to Medicare eligible individuals nationwide. In addition, we provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicare eligible employees and retirees through our affiliated companies. We also participate in Medicare fiscal intermediary and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs.

Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. Funding for these programs is dependent upon many factors outside of our control including general economic conditions and budgetary constraints at the federal or applicable state level and general political issues and priorities. An unexpected reduction or inadequate government funding for these programs may adversely affect our revenues and financial results.

Risks associated with the Medicare Advantage and Medicare prescription drug plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, increased medical or pharmaceutical costs, and the underlying seasonality of this business. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Part C and D, including those related to collectability of receivables and establishment of liabilities, the actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations governing participation in Medicare and Medicaid programs are complex, subject to interpretation and can expose us to penalties for non-compliance. If we fail to comply with the applicable laws and regulations we could be subject to criminal fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, financial condition and results of operations. In addition, legislative or regulatory changes to these programs could have a material adverse effect on our business, cash flows, financial condition and results of operations.

During 2008, we worked with CMS to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures.

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the Medicare Part D LIS programs have been corrected so that we will again be allowed to participate in the Medicare Part D LIS auto-assignment process.

Adverse securities and credit market conditions may significantly affect our ability to meet liquidity needs.

The securities and credit markets have been experiencing higher than normal volatility. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, proceeds from the exercise of stock options and our employee stock purchase plan.

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

One of our sources of liquidity is our $2.5 billion commercial paper program. The commercial paper markets have recently experienced higher than normal volatility, which has influenced our use of commercial paper. As a result, we have reduced the amount of commercial paper outstanding, with $0.5 billion outstanding at December 31, 2009 as compared to $0.9 billion and $1.8 billion outstanding as of December 31, 2008 and 2007, respectively. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

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

Current and long-term available-for-sale investment securities were $17.0 billion at December 31, 2009 and represented 33% of our total consolidated assets at December 31, 2009. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis analyzing both quantitative and qualitative factors. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual equity securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Regional concentrations of our business may subject us to economic downturns in those regions.

The national economy has experienced a recent downturn, with the potential for continued higher unemployment. Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of an economic downturn in these states. If economic conditions continue to deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

In addition, as long as we use the Blue Cross and Blue Shield names and marks in marketing our health benefits products and services, any negative publicity concerning the BCBSA or other BCBSA licensees may adversely affect us and the sale of our health benefits products and services. Any such negative publicity could adversely affect our business, cash flows, financial condition and results of operations.

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

We are dependent on the non-exclusive services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group members. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.

We face intense competition to attract and retain employees. Further, managing Chief Executive Officer and key executive succession and retention is critical to our success.

We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs and achieving productivity gains from our investments in technology. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer, and senior management and retention of key executives. While we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us.

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

As a holding company, we are dependent on dividends from our subsidiaries. These dividends are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.

We are a holding company whose assets include all of the outstanding shares of common stock of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. Our subsidiaries are separate legal entities. As a holding company, we depend on dividends from our subsidiaries. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.

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

As of December 31, 2009, we had indebtedness outstanding of approximately $8.4 billion and had available borrowing capacity of approximately $2.4 billion under our revolving credit facility, which expires on September 30, 2011. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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

We face risks related to litigation.

We are, or may in the future, be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include claims relating to the denial of health care benefits; the rescission of health insurance policies; development or application of medical policy; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; termination of provider contracts; self-funded business; disputes over co-payment calculations; the PBM business, which was sold on December 1, 2009; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; and customer audits and contract performance, including government contracts.

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

In addition, we are also involved in pending and threatened litigation of the character incidental to the business transacted, arising out of our operations and our 2001 demutualization, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our cash flows, results of operations or financial position.

For additional information concerning legal actions affecting us, see Part I, Item 3, Legal Proceedings, of this Form 10-K.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield presence in the vacated service area. Through December 31, 2009 the fee was set at $91.23 per licensed enrollee. As of December 31, 2009 we reported 28.3 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.6 billion by the BCBSA.

Large-scale medical emergencies may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters such as hurricanes and the potential for a wide-spread pandemic of influenza coupled with the lack of availability of appropriate preventative medicines can have a significant impact on the health of the population of wide-spread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas or a large-scale pandemic or epidemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, cash flows, financial condition and results of operations or, in the event of extreme circumstances, our viability could be threatened.

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

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $21.5 billion as of December 31,

2009, representing approximately 41% of our total assets and 87% of our consolidated shareholders’ equity at December 31, 2009. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangibles (with indefinite lives). In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

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

At each financial reporting date, we evaluate our deferred tax assets to determine the likely realization of the benefit of the temporary differences. Our evaluation includes a review of the types of temporary differences that created the deferred tax asset; the amount of taxes paid on both capital gains and ordinary income in prior periods and available for a carry-back claim; the forecasted future taxable income, and therefore, the likely future deduction of the deferred tax item; and any other significant issues that might impact the realization of the deferred tax asset. While we have certain tax planning strategies that we believe will enable us to fully utilize all remaining deferred tax assets, if it is “more likely than not” that all or a portion of the deferred tax asset may not be realized, we will establish a valuation allowance. Significant judgment is required in determining an appropriate valuation allowance.

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

Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, cash flow, financial condition and results of operations.

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

We have an agreement with International Business Machines Corporation, or IBM, pursuant to which we outsourced a significant portion of our data center operations and certain core applications development. We are dependent upon IBM for these support functions. The IBM agreement includes service level agreements, or SLAs, related to issues such as performance and job disruption, with significant financial penalties if these SLAs are not met, as well as termination assistance provisions obligating IBM to provide services during periods following transitions or terminations. If our relationship with IBM is significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed. We also outsource a component of our data center to another vendor, which could assume much of the IBM work and mitigate business disruption should a termination with IBM occur. We may not be adequately indemnified against all possible losses through the terms and conditions of the IBM agreement. In addition, some of our termination rights are contingent upon payment of a fee, which may be significant.

We have also entered into a ten year contract for Express Scripts to provide PBM services to our members in connection with the sale of our PBM business to Express Scripts in December 2009. If this relationship was terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations.

We have also entered into agreements with large vendors pursuant to which we have outsourced certain functions such as data entry related to claims and billing processes and call center operations for member and provider queries as well as certain Medicare Part D sales. If these vendor relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, cash flow, financial condition and results of operations may be harmed.

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

Further, the Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved in advance. In addition, pursuant to a recent amendment to the Indiana corporation law, we are required to divide our Board of Directors into three classes serving staggered three-year terms. Our license agreement with the BCBSA requires, and our articles of incorporation and by-laws provide, the same.

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

Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider in their best interests. In particular, our articles of incorporation and by-laws: permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; impose restrictions on shareholders’ ability to amend our articles of incorporation; and prohibit shareholders from amending our bylaws.

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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have set forth below a summary of our principal office space (locations greater than 100,000 square feet).

Location	Amount (Square Feet) of Building Owned or Leased and Occupied by WellPoint	Principal Usage
220 Virginia Ave., Indianapolis, IN1	557,000	Operations
2015 Staples Mill Rd. (DCS & DCN), Richmond, VA	544,000	Operations
21555 Oxnard St., Woodland Hills, CA1	448,000	Operations
700 Broadway, Denver, CO	411,000	Operations
370 Basset Rd., North Haven, CT1	378,000	Operations
1831 Chestnut St., St. Louis, MO	349,000	Operations
11 Corporate Woods, Albany, NY1	271,000	Operations
3350 Peachtree Rd., Atlanta, GA1	252,000	Operations
13550 Triton Office Park Blvd., Louisville, KY1	234,000	Operations
4241 Irwin Simpson Rd., Mason, OH1	224,000	Operations
2000 & 2100 Corporate Center Drive, Newbury Park, CA1	218,000	Operations
4361 Irwin Simpson Rd., Mason, OH	213,000	Operations
4553 La Tienda Drive & 1WellPoint Way, Thousand Oaks, CA1	208,000	Operations
2 Gannett Dr., South Portland, ME	208,000	Operations
400 S. Salina St., Syracuse, NY1	203,000	Operations
120 Monument Circle, Indianapolis, IN1	202,000	Principal executive offices
2221 Edward Holland Drive, Richmond, VA1	193,000	Operations
3000 Goff Falls Rd., Manchester, NH1	192,000	Operations
15 MetroTech Center, Brooklyn, NY1	182,000	Operations
6740 N. High St., Worthington, OH	178,000	Operations
85 Crystal Run, Middletown, NY1	173,000	Operations
1351 Wm. Howard Taft, Cincinnati, OH	167,000	Operations
8115-8125 Knue Road, Indianapolis, IN1	149,000	Operations
5151-5155 Camino Ruiz, Camarillo, CA1	149,000	Operations
2357 Warm Springs Rd., Columbus, GA	147,000	Operations
233 S. Wacker Drive, Chicago, IL1	143,000	Operations
602 S. Jefferson St., Roanoke, VA	131,000	Operations

[1]	Leased property

Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Prior to the acquisition of WellPoint Health Networks Inc., or WHN, the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April

2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed an appeal with the Seventh Circuit Court of Appeals. The Seventh Circuit upheld the order from the district court confirming the arbitration awards. John Hancock then filed a petition for rehearing en banc, which was unanimously denied by the Seventh Circuit. We reached a commutation and settlement agreement with John Hancock that resolves all past and potential future liability. The settlement did not have a material effect on our cash flows, financial condition or results of operations.

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

On July 17, 2008 a settlement was reached with the California Department of Managed Health Care regarding the Department’s investigation of rescission practices. Pursuant to the settlement, BCC offered prospective coverage, without medical underwriting, to approximately 1,770 rescinded members. BCC also agreed to a procedure whereby these individuals could, under certain circumstances, be reimbursed for past medical expenses. BCC also agreed to pay a $10.0 million fine, which was paid on August 12, 2008. On February 10, 2009, a settlement was reached with the California Department of Insurance regarding its audit of rescission practices. Pursuant to the settlement, BCL&H will offer prospective coverage, without medical underwriting, to approximately 2,330 former insureds. BCL&H also agreed to reimburse eligible out of pocket medical expenses of the former insureds. BCL&H also agreed to pay a $1.0 million fine, which was paid on May 28, 2009. None of these settlements, individually or collectively, have had or are expected to have a material adverse effect on our consolidated financial condition or results of operations.

On February 12, 2008, Empire Blue Cross Blue Shield, along with 15 other health benefit companies, was served with a subpoena by the New York Attorney General. The subpoena was part of an industry-wide investigation of how insurance companies use databases maintained by Ingenix, Inc., or Ingenix, a wholly-owned subsidiary of UnitedHealth Group, in determining out-of network reimbursement. Since the beginning of the investigation, we have been cooperating fully with the Attorney General’s office and have complied with the Attorney General’s requests for information regarding out-of-network reimbursement in New York. On February 18, 2009, we announced that we reached an agreement with the New York Attorney General regarding the manner in which out-of-network reimbursement to providers will be determined. We agreed to discontinue the use of the Ingenix database, which some of our subsidiaries use in determining out-of-network reimbursement for certain products and in certain states. We also agreed to contribute $10.0 million towards the funding of a not-for profit entity that will develop a database of provider charges that can be accessed both by health care plans and their members. This payment was made on October 2, 2009. The settlement did not have a material effect on our consolidated financial position or results of operations.

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc.

(n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State has appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008 and the parties are awaiting a ruling. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified in the Ormond suit. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. We are seeking an appeal of this class certification order to the Sixth Circuit Court of Appeals. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to Out-of-Network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the ADA and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., Blue Cross of California and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. We filed a motion for summary judgment, which is pending. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to out-of-network reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint,

Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint,Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an out-of-network licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint has been filed for the eleven cases. We filed a motion to dismiss, which is pending, and a motion to enjoin the claims brought by the M.D.s and D.O.s based on prior litigation releases. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business, arising out of our operations and our revision of earnings guidance in 2008, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits, reviews and administrative proceedings include routine and special inquiries by state insurance departments, state attorneys general, the U.S. Attorney General and subcommittees of the U.S. Congress. Such investigations, audits, reviews and administrative proceedings could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP”. On February 10, 2010, the closing price on the NYSE was $60.01. As of February 10, 2010, there were 108,208 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2009
First Quarter	$46.49	$29.32
Second Quarter	52.00	36.41
Third Quarter	55.73	46.96
Fourth Quarter	60.89	44.04

2008
First Quarter	$90.00	$43.02
Second Quarter	57.06	44.30
Third Quarter	57.86	43.18
Fourth Quarter	48.13	27.50

Dividends

No cash dividends have been paid on our common stock. The declaration and payment of future dividends will be at the discretion of our Board of Directors and must comply with applicable law. Future dividend payments will depend upon our financial condition, results of operations, future liquidity needs, potential acquisitions, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. In addition, we are a holding company whose primary assets are 100% of the capital stock or other equity instrument of Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC, Arcus Financial Holding Corp. and SellCore, Inc. Our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our insurance subsidiaries. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2009 to October 31, 2009	9,241,103	$46.36	9,237,230	$783
November 1, 2009 to November 30, 2009	2,478,196	50.09	2,465,500	659
December 1, 2009 to December 31, 2009	4,816,955	57.18	4,813,800	384

	16,536,254		16,516,530

[1]

Total number of shares purchased includes 19,724 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2009, we repurchased approximately 57.3 million shares at a cost of $2.6 billion under the program. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. On October 23, 2009, our Board of Directors authorized an additional increase of $500 million in our stock repurchase program, subject to completion of the Express Scripts transaction, and pending current market and industry conditions. Remaining authorization under the program was approximately $384 million as of December 31, 2009.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2004 through December 31, 2009, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2004 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance.

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

	December 31,
	2004	2005	2006	2007	2008	2009
WelPoint, Inc.	$100	$139	$137	$153	$73	$101
S&P 500 Index	100	105	121	128	81	102
S&P Managed Health Care Index	100	143	133	154	69	88

*	Based upon an initial investment of $100 on December 31, 2004 with dividends reinvested

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2009. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	As of and for the Years Ended December 31
	2009[1]	2008	2007[1]	2006	2005[1]
(In millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2]	$60,828.6	$61,579.2	$60,155.6	$56,179.8	$43,994.3
Total revenues	65,028.1	61,251.1	61,167.9	57,058.2	44,617.2
Net income	4,745.9	2,490.7	3,345.4	3,094.9	2,463.8

Per Share Data
Basic net income per share	$9.96	$4.79	$5.64	$4.93	$4.03
Diluted net income per share	9.88	4.76	5.56	4.82	3.94

Other Data (unaudited)
Benefit expense ratio[3]	82.6%	83.6%	82.4%	81.2%	80.1%
Selling, general and administrative expense ratio[4]	15.9%	14.6%	14.5%	15.7%	16.5%
Income before income taxes as a percentage of total revenues	11.4%	5.1%	8.6%	8.6%	8.7%
Net income as a percentage of total revenues	7.3%	4.1%	5.5%	5.4%	5.5%
Medical membership (In thousands)	33,670	35,049	34,809	34,101	33,856

Balance Sheet Data
Cash and investments	$22,588.4	$17,402.6	$21,249.8	$20,812.2	$20,336.0
Total assets	52,125.4	48,403.2	52,060.0	51,574.9	51,123.9
Long-term debt, less current portion	8,338.3	7,833.9	9,023.5	6,493.2	6,324.7
Total liabilities	27,262.1	26,971.5	29,069.6	26,999.1	26,130.8
Total shareholders’ equity	24,863.3	21,431.7	22,990.4	24,575.8	24,993.1

[1]

The net assets for WellChoice, Inc. and the net assets of and results of operations for DeCare Dental, LLC; Imaging Management Holdings, LLC; and Lumenos, Inc. are included from their respective acquisition dates of December 28, 2005 (effective December 31, 2005 for accounting purposes), April 9, 2009, August 1, 2007, and June 9, 2005. The results of operations for our PBM business are included until its sale on December 1, 2009. The results of operations for the year ended December 31, 2009 includes pre-tax and after-tax gains related to the sale of our PBM business of $3,792.3 million and $2,361.2 million, respectively.

[2]	Operating revenue is obtained by adding premiums, administrative fees and other revenue.
[3]	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.
[4]	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the terms “we”, “our”, or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Events

IV.	Membership—December 31, 2009 Compared to December 31, 2008

V.	Cost of Care

VI.	Results of Operations—Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

VII.	Membership—December 31, 2008 Compared to December 31, 2007

VIII.	Results of Operations—Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in this Form 10-K.

I.    Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 33.7 million medical members as of December 31, 2009. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout much of the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the year ended December 31, 2009 was $60.8 billion, a decrease of $0.8 billion, or 1%, over the year ended December 31, 2008. The decrease was primarily driven by fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the Federal Employees Program, or FEP.

Net income for the year ended December 31, 2009 was $4.7 billion, an increase of $2.3 billion, or 91% over the year ended December 31, 2008. Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2009 was $9.88, an increase of $5.12, or 108% over the year ended December 31, 2008. Our fully-diluted shares were 480.5 million for the year ended December 31, 2009, a decrease of 42.5 million, or 8% compared to the year ended December 31, 2008.

The results included the following after-tax items:

For the year ended December 31, 2009—net income of $4.7 billion or EPS of $9.88

•	Gain on sale of our prescription benefits management, or PBM business, of $2.4 billion or EPS of $4.91

•	Other-than-temporary impairment losses, net of realized gains on investments of $(255.2) million or EPS of $(0.53)

•	Restructuring charges net of other items of $(102.3) million or EPS of $(0.21)

•	Impairment of goodwill and other intangible assets of $(184.6) million or EPS of $(0.38)

For the year ended December 31, 2008—net income of $2.5 billion or EPS of $4.76

•	Other-than-temporary impairment losses, net of realized gains on investments of $(759.6) million or EPS of $(1.45)

•	Impairment of goodwill and other intangible assets of $(90.8) million or EPS of $(0.17)

•	Income tax benefits from favorable resolution of certain federal and state tax matters of $473.0 million or EPS of $0.90

See “Results of Operations—Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008” included in this MD&A for further discussion of our operating results for these two years.

Operating cash flow for the year ended December 31, 2009 was $3.0 billion or 0.6 times net income, which was driven by the gain on sale of our PBM business and is included in investing cash flow. Excluding the after-tax impact of the gain on sale of our PBM business from net income, operating cash flow was 1.3 times net income. Operating cash flow for the year ended December 31, 2008 was $2.5 billion or 1.0 times net income. The increase in operating cash flow from 2008 was driven primarily by the favorable net change in provider advances, decreased tax payments, lower experience-rated refunds to certain large customers and decreased incentive payments. These favorable operating cash flow drivers were partially offset by unfavorable operating cash flows related to the transitioning of the PBM business to Express Scripts, higher discretionary benefit plan contributions and the delay in receipt of certain State-Sponsored business premiums until early 2010.

We intend to continue expanding through a combination of organic growth, strategic acquisitions and capital transactions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

II.    Overview

We manage our operations through three reportable segments: Commercial, Consumer, and Other. Segment disclosures for 2007 have been reclassified to conform to the 2009 and 2008 presentation.

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

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our PBM business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal healthcare guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accouting Standards Board, or FASB, guidance for disclosures about segments of an enterprise and related information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue is principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our PBM business prior to its sale on December 1, 2009.

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products, including PPO, HMO, POS and CDHP products, our aggregate cost of care can fluctuate based on a change in the overall mix of these products. In recent periods, we have seen an increase in COBRA coverage within these product offerings that can further impact our cost of care. COBRA is named for the Consolidated Omnibus Budget Reconciliation Act of 1986, which provides unemployed group members with coverage for up to 18 months after losing their job. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law. ARRA provides for a temporary subsidy of COBRA premiums for individuals that were involuntarily terminated from employment (for reasons other than gross misconduct) between September 1, 2008 and February 28, 2010. There have also been discussions among lawmakers regarding extension of ARRA through December 31, 2010. The COBRA subsidy under ARRA has caused more individuals to elect COBRA coverage.

Our selling expense consists of external broker commission expenses, and generally varies with premium or membership volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus associate compensation expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.

Our cost of drugs consists of the amounts we pay to pharmaceutical companies for the drugs we sold via mail order through our PBM and specialty pharmacy companies until their sale to Express Scripts on December 1, 2009. This amount excludes the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs was influenced by the volume of prescriptions at our PBM companies until the sale to Express Scripts, as well as cost changes, driven by prices set by pharmaceutical companies and mix of drugs sold.

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

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During 2009, the U.S. Congress proposed several new pieces of legislation aimed at reforming the U.S. health care system. The proposals vary widely and encompass certain new taxes and fees, including an excise tax on high value insurance policies and new fees on companies in our industry which may not be deductible for income tax purposes, as well as the establishment of a public health insurance plan that would compete with private health insurance plans, guaranteed coverage requirements, establishment of minimum loss ratio requirements and greater limitations on premiums we could charge. In addition, there are numerous other provisions and proposals being considered in Congress and at the state level that could impact our operations and financial results. None of these proposals have yet been enacted; however, certain of the provisions could have a material adverse effect on our business model and results of operations. Also see Part I, Item 1A. Risk Factors in this Form 10-K.

In addition to external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership. During 2009, we experienced both fully-insured and self-funded membership declines. Given the current economic conditions in the U.S., it is expected that unemployment levels will remain high throughout 2010, which may impact our ability to increase or even maintain current membership levels. These membership trends could have a material adverse effect on our future results of operations. Also see Part I, Item 1A. Risk Factors in this Form 10-K.

Partially in response to these factors, we continue to review our business model and explore various cost reduction activities to make us more efficient and effective. As a result of strategic actions we are taking to achieve this objective, we recorded a pre-tax charge of $171.6 million for restructuring costs during the fourth quarter of 2009. The outcomes of these initiatives are anticipated to benefit us in the future.

III.    Significant Events

Sale of PBM Business

On December 1, 2009, we sold our PBM business to Express Scripts and received $4.7 billion in cash. The pre-tax and after-tax gains on the sale were $3.8 billion and $2.4 billion, respectively. During the first quarter of 2010, we will make tax payments of approximately $1.2 billion relating to the PBM sale. We also entered into a 10-year contract for Express Scripts to provide PBM services to our members. We expect this alliance to provide our members with more cost effective solutions as well as access to state-of-the-art PBM services. The results of operations of our PBM business have been included in our consolidated results through November 30, 2009.

Announcement of Member Transition Agreement for UniCare Business

On October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC will offer guaranteed replacement coverage to our UniCare commercial group and individual members in those states. Starting on January 1, 2010, certain of our membership began transitioning to HCSC as a result of this agreement and we expect them to experience significant benefits, including gaining access to HCSC’s extensive provider networks and leading discounts. The member transition agreement did not have a material effect on our consolidated cash flows, financial condition or results of operations.

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare manages benefits for approximately four million people and is expected to provide our customers with innovative dental products and enhanced customer service.

The acquisition was accounted for using the acquisition method of accounting. Accordingly, the results of operations of DeCare have been included in our consolidated results for periods following April 9, 2009.

Suspension by The Centers for Medicare and Medicaid Services

During 2008, we worked with The Centers for Medicare and Medicaid Services, or CMS, to resolve issues identified as a result of our internal compliance audits and findings from a 2008 CMS audit. Our work included detailed action plans to remediate such findings. In addition, we engaged an independent third party to provide CMS with on-going assessments regarding our compliance, including verification of systems, processes and procedures.

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the Medicare Part D LIS programs have been corrected so that we will again be allowed to participate in the Medicare Part D LIS auto-assignment process.

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or Exchange Act. During the year ended December 31, 2009, we repurchased and retired approximately 57.3 million shares at an average per share price of $46.02, for an aggregate cost of $2.6 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. On October 23, 2009, our Board of Directors authorized an additional increase of $0.5 billion in our stock repurchase program, subject to completion of the Express Scripts transaction, and pending current market and industry conditions. As of December 31, 2009, $0.4 billion remained authorized for future repurchases. On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. Subsequent to December 31, 2009, we repurchased and retired approximately 6.5 million shares for an aggregate cost of approximately $0.4 billion, leaving approximately $3.5 billion for authorized future repurchases at February 10, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Tax Resolutions

During the year ended December 31, 2008, we settled disputes with the Internal Revenue Service, or IRS, relating to certain tax years and industry issues that we had been discussing with the IRS for several years. Also relating to the industry issues that were settled, we recorded additional tax benefits that had previously been denied by the IRS. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. The case has been appealed to the Federal Circuit Court of Appeals and oral arguments are scheduled for February 2010.

IV.    Membership—December 31, 2009 Compared to December 31, 2008

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2009 and 2008. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies, which were sold to Express Scripts on December 1, 2009, and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31		Change	% Change
	2009	2008
(In thousands)
Medical Membership
Customer Type
Local Group	15,643	16,632	(989)	(6)%
Individual	2,131	2,272	(141)	(6)
National:
National Accounts	6,813	6,720	93	1
BlueCard	4,744	4,736	8	—

Total National	11,557	11,456	101	1

Senior	1,215	1,304	(89)	(7)
State-Sponsored	1,733	1,992	(259)	(13)
FEP	1,391	1,393	(2)	—

Total medical membership by customer type	33,670	35,049	(1,379)	(4)

Funding Arrangement
Self-Funded	18,236	18,520	(284)	(2)
Fully-Insured	15,434	16,529	(1,095)	(7)

Total medical membership by funding arrangement	33,670	35,049	(1,379)	(4)

Reportable Segment
Commercial	27,356	28,304	(948)	(3)
Consumer	4,923	5,352	(429)	(8)
Other	1,391	1,393	(2)	—

Total medical membership by reportable segment	33,670	35,049	(1,379)	(4)

Other Membership
Behavioral health	22,965	23,568	(603)	(3)
Life and disability	5,393	5,477	(84)	(2)
Dental[1]	4,284	4,560	(276)	(6)
Managed dental[1]	3,949	—	3,949	NM [2]
Vision	3,088	2,614	474	18
Medicare Part D	1,509	1,870	(361)	(19)

PBM Prescription Volume Paid (Year-to-Date)[3]
Retail Scripts	217,382	240,983	(23,601)	(10)
Mail Order Scripts[4]	23,849	25,981	(2,132)	(8)
Specialty Pharmacy Scripts	738	687	51	7

Total Paid Scripts	241,969	267,651	(25,682)	(10)

[1]

Dental membership as of December 31, 2009 includes DeCare members not included in managed dental membership, which were acquired on April 9, 2009. Managed dental membership includes members acquired through the DeCare acquisition for which we provide administrative services only.

[2]	NM = Not meaningful.
[3]	PBM business was sold to Express Scripts on December 1, 2009 resulting in eleven months of PBM volume reported for 2009.
[4]	Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

Medical Membership

During the twelve months ended December 31, 2009, total medical membership decreased 1,379,000, or 4%, primarily due to decreases in Local Group (including UniCare), State-Sponsored, Individual and Senior businesses, partially offset by increases in our National Accounts membership. The majority of the decline was in our Local Group business and primarily reflects lapses and net unfavorable in-group change caused by higher unemployment resulting from the current economic downturn partially offset by new sales. In-group enrollment change represents membership changes within a group that still remains our customer.

Self-funded medical membership decreased 284,000, or 2%, primarily due to declines in self-funded Local Group membership resulting from lapses and net unfavorable in-group change caused by higher unemployment and withdrawal from the Connecticut Medicaid program, partially offset by an increase in self-funded National Account membership resulting from additional sales and ongoing conversions to self-funded arrangements.

Fully-insured membership decreased by 1,095,000 members, or 7%, primarily due to declines in fully-insured Local Group membership resulting from lapses and net unfavorable in-group enrollment change caused by higher unemployment partially offset by new sales, reduced Individual membership, partially caused by the current economic downturn, lower membership in certain California State-Sponsored programs and ongoing conversions to self-funded arrangements.

Local Group membership decreased 989,000, or 6%, primarily due to membership declines in our BCBSA-branded business, and to a lesser extent, our UniCare business. These declines were primarily related to lapses and net unfavorable in-group enrollment changes associated with the current economic downturn partially offset by new sales. Certain of our UniCare members began transitioning to HCSC on January 1, 2010.

Individual membership decreased 141,000, or 6%, due to competitive pricing pressures and overall economic conditions. This decline was weighted slightly more toward our BCBSA-branded business, but was also driven by UniCare. Certain of our UniCare members began transitioning to HCSC on January 1, 2010.

National Accounts membership increased 93,000, or 1%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses and net unfavorable in-group enrollment changes due to the current economic downturn.

BlueCard membership increased 8,000, or less than 1%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership decreased 89,000, or 7%, primarily due to the loss of membership from product portfolio changes implemented in 2009 for certain Medicare Advantage plans, including withdrawal from selected plans and lower membership in Medicare Supplement.

State-Sponsored membership decreased 259,000, or 13%, primarily due to our strategic withdrawal from the Connecticut and Nevada Medicaid programs and certain California State-Sponsored programs partially offset by growth in Indiana as a competitor exited the state.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 603,000, or 3%, primarily due to higher unemployment resulting from the current economic downturn, partially offset by growth in certain products.

Life and disability membership decreased 84,000, or 2%, primarily due to lapses and net unfavorable in-group enrollment changes associated with the current economic downturn and increasing unemployment. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 276,000, or 6%, primarily due to net unfavorable in-group enrollment changes and lapses due to the current economic downturn, partially offset by new sales to several groups and members acquired with DeCare on April 9, 2009.

Managed dental membership increased 3,949,000 reflecting our acquisition of DeCare on April 9, 2009.

Vision membership increased 474,000, or 18%, primarily due to continued sales and market penetration of our Blue View vision product, partially offset by lapses and net unfavorable in-group changes.

Medicare Part D membership decreased 361,000, or 19%, as the CMS sanctions prevented us from capturing sales from new business to offset declines, including those from normal attrition.

PBM Prescription Volume

PBM prescription volume was completely transferred to Express Scripts as a result of the sale of our PBM business to Express Scripts on December 1, 2009. For the eleven months ended November 30, 2009 as compared to November 30, 2008, prescription volume decreased 2,009,000, or 1%, primarily due to a decrease in retail scripts resulting from lower membership driven by the current economic conditions and the exit from a joint venture in the Northeast. The declines were partially offset by increases in script volume as our PBM business began servicing approximately one million members transferred from an outside vendor on January 1, 2009.

V.    Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended December 31, 2009 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends our aggregate cost of care trend was 8.9%.

Overall, our medical cost trend continued to be driven by unit costs. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. Developing trend indicates that approximately 90% of the inpatient trend is cost driven, while 10% is utilization driven. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as higher negotiated rate increases with hospitals. As we are successful in moving lower intensity procedures to lower cost outpatient services, the remaining inpatient procedures are of higher average intensity. A portion of the recent inpatient trend acceleration is attributable to utilization. Both the inpatient admission counts per thousand members and the inpatient day counts per thousand members were higher than the prior year. The average length of inpatient stays also increased over prior year levels. Continued clinical management and re-contracting efforts are in place to help mitigate the inpatient trend increases. Programs such as the enterprise-wide enhanced 360º Health care management programs, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource, continue to aid our members in accessing the most comprehensive and appropriate care available. Efforts also include focused review of neo-natal intensive care unit cases, spinal surgery cases and enhanced clinical management of chronic kidney disease/end-stage renal disease cases. New pilot programs are being introduced for readmission management as well as focused utilization management at high cost facilities.

Outpatient trend was in the low double digit range and was 65% cost driven and 35% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced by price increases within certain provider contracts. Utilization increases are spanning multiple categories of outpatient care and are driving some of the increased trend in recent months. ER management programs and initiatives to help optimize site of service decisions are serving to encourage appropriate utilization of outpatient services. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Expanding AIM’s platform to nuclear cardiology management and specialty pharmacy reviews is aiding our efforts to mitigate trend increases.

Physician services trend was in the mid single digit range and was 55% cost driven and 45% utilization driven. Increases in the physician care category were partially driven by contracting changes. Recent increases in utilization trends are driven at least in part by recent H1N1 activity. We are continually monitoring H1N1 and seasonal flu experience (both internal and national experience) to ensure that trend estimates reflect the best information available. Additionally, we continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid-to-high single digit range and was primarily unit cost (cost per prescription) related. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures were mitigated by increases in our generic usage rates, benefit plan design changes and continued management of contracting arrangements and fee schedules.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. Expansion continues on 360º Health, which assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. Additionally, our Resolution Health, Inc. subsidiary is allowing us to fully integrate their suite of products to extend the range and quality of services for our members. As a leading data analytics-driven personal health care guidance company, Resolution Health, Inc. continues to expand its efforts to improve healthcare quality and reduce healthcare costs. The sale of our PBM business and the resulting strategic alliance with Express Scripts will bring with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art PBM services. In addition to these efforts, we continuously evaluate our drug formulary to ensure the most effective pharmaceutical therapies are available for our members.

VI.    Results of Operations—Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our consolidated results of operations for the years ended December 31, 2009 and 2008 are discussed in the following section.

	Year Ended December 31		$ Change	% Change
	2009	2008
(In millions, except per share data)
Premiums	$56,382.0	$57,101.0	$(719.0)	(1)%
Administrative fees	3,840.3	3,836.6	3.7	—
Other revenue	606.3	641.6	(35.3)	(6)

Total operating revenue	60,828.6	61,579.2	(750.6)	(1)
Net investment income	801.0	851.1	(50.1)	(6)
Gain on sale of business	3,792.3	—	3,792.3	NM	[1]
Net realized gains on investments	56.4	28.7	27.7	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(538.4)	(1,207.9)	669.5	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	88.2	—	88.2	NM	[1]

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	757.7	NM	[1]

Total revenues	65,028.1	61,251.1	3,777.0	6
Benefit expense	46,571.1	47,742.4	(1,171.3)	(2)
Selling, general and administrative expense:
Selling expense	1,685.5	1,778.4	(92.9)	(5)
General and administrative expense	7,973.6	7,242.1	731.5	10

Total selling, general and administrative expense	9,659.1	9,020.5	638.6	7
Cost of drugs	419.0	468.5	(49.5)	(11)
Interest expense	447.4	469.8	(22.4)	(5)
Amortization of other intangible assets	266.0	286.1	(20.1)	(7)
Impairment of goodwill and other intangible assets	262.5	141.4	121.1	86

Total expenses	57,625.1	58,128.7	(503.6)	(1)

Income before income tax expense	7,403.0	3,122.4	4,280.6	137
Income tax expense	2,657.1	631.7	2,025.4	NM	[1]

Net income	$4,745.9	$2,490.7	$2,255.2	91

Average diluted shares outstanding	480.5	523.0	(42.5)	(8)
Diluted net income per share	$9.88	$4.76	$5.12	108
Benefit expense ratio[2]	82.6%	83.6%		(100	)bp3
Selling, general and administrative expense ratio[4]	15.9%	14.6%		130	bp3
Income before income taxes as a percentage of total revenue	11.4%	5.1%		630	bp3
Net income as a percentage of total revenue	7.3%	4.1%		320	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $719.0 million, or 1%, to $56.4 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses resulting from the current economic conditions, as well as our strategic withdrawal from certain State-Sponsored programs. These decreases were partially offset by premium rate increases for all medical lines of business and increased reimbursement in the FEP program.

Administrative fees remained level at $3.8 billion in 2009, primarily due to increased pricing in our Local Group self-funded business, self-funded membership growth in National Accounts, revenue from DeCare following the acquisition and increased State-Sponsored fees, partially offset by lower revenues in our NGS Medicare business and our withdrawal from the Connecticut Medicaid program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provide services to members of our Commercial and Consumer segments and third party clients. Other revenue decreased $35.3 million, or 6%, to $606.3 million in 2009, primarily due to one less month of PBM revenue as compared to 2008, resulting from the sale of our PBM business to Express Scripts on December 1, 2009 and decreased mail order script volume from third parties prior to the sale, partially offset by proceeds from the UniCare member transition agreement with HCSC and DeCare revenues following the acquisition of DeCare on April 9, 2009.

Net investment income decreased $50.1 million, or 6%, to $801.0 million in 2009, primarily resulting from reduced investment balances, prior to the receipt of the PBM sale proceeds, and lower yields on short-term investments.

Gain on sale of business of $3.8 billion represents the pre-tax gain on the sale of our PBM business to Express Scripts. We received $4.7 billion in cash.

A summary of our net realized gains (losses) on investments for the years ended December 31, 2009 and 2008 is as follows:

	Years Ended December 31		$ Change
	2009	2008
(In millions)
Net realized gains on investments
Net realized gains (losses) from the sale of fixed maturity securities	$22.8	$(46.9)	$69.7
Net realized gains from the sale of equity securities	35.0	28.3	6.7
Other net realized (losses) gains on investments	(1.4)	47.3	(48.7)

Net realized gains on investments	56.4	28.7	27.7

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses—equity securities	(232.6)	(728.1)	495.5
Other-than-temporary impairment losses—fixed maturity securities	(217.6)	(479.8)	262.2

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	757.7

Net realized gains on investments and other-than-temporary impairment losses recognized in income	$(393.8)	$(1,179.2)	$785.4

Net realized gains on investments increased in 2009 primarily due to increased gains from the sale of fixed maturity securities, partially offset by declines in realized gains on other investments.

Other-than-temporary impairment losses recognized in income in 2009 were equally related to impairment of fixed maturity securities, primarily from declines in credit ratings and declines in equity securities. There was no individually significant other-than-temporary impairment of investments by issuer during the year ended December 31, 2009. Net realized gains/losses on investments and other-than-temporary impairment losses recognized in income for the year ended December 31, 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets, and to a lesser extent, other-than-temporary impairments of fixed maturity securities. The other-than-temporary impairment losses recognized in income included $135.0 million, $106.6 million, and $90.2 million, respectively, for Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate) that were recorded in 2008. See “Critical Accounting Policies and Estimates” within this MD&A for a discussion of our investment impairment review process.

Benefit expense decreased $1.2 billion, or 2%, to $46.6 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses, including results from our strategic actions taken with State-Sponsored programs that led to the withdrawal from certain programs. In addition, we experienced higher than anticipated prior year favorable reserve releases of an estimated $262.0 million during 2009 that were not reestablished at December 31, 2009. Finally, lower benefit expense in our Senior business contributed to the overall decrease in benefit expense. The lower benefit expense in the Senior business included reduced benefit expense for Medicare Advantage, which primarily reflected product portfolio changes and pricing adjustments that were implemented in 2009. These decreases were partially offset by increases in benefit costs in our Local Group and FEP businesses. The increase in Local Group benefit costs were driven by higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. We are refining our product offerings, expanding membership retention programs, driving cost of care initiatives and implementing pricing actions to favorably impact our Local Group business.

Our benefit expense ratio decreased 100 basis points to 82.6% in 2009, due to improvements in our Consumer segment, partially offset by increases in our Commercial segment. Both our Consumer and Commercial segments benefited from higher than anticipated prior year favorable reserve releases of an estimated $262.0 million during 2009 that were not reestablished at December 31, 2009, which favorably impacted the benefit expense ratio by 46 basis points. The decline in the Consumer segment benefit expense ratio was also driven by improvements in our Senior business, primarily due to product portfolio changes and pricing adjustments in Medicare Advantage that were implemented for 2009, and improved results in State-Sponsored business due to certain strategic actions that have been undertaken. These decreases in the benefit expense ratio were partially offset by a higher ratio for Local Group business, reflecting higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership and increased utilization.

Selling, general and administrative expense increased $638.6 million, or 7%, to $9.7 billion in 2009. Our selling, general and administrative expense increased due to higher incentive compensation costs and outside services. In addition, as further described in Note 19 to the audited financial statements included in this Form 10-K, we recorded $171.6 million of restructuring costs during the fourth quarter of 2009. These expenses were partially offset by lower selling expenses. These drivers, as well as lower operating revenue resulting from declining membership, caused our selling, general and administrative expense ratio to increase 130 basis points to 15.9% in 2009.

Cost of drugs sold decreased $49.5 million, or 11%, to $419.0 million in 2009, primarily due to one less month of PBM activity as compared to 2008, resulting from the sale of our PBM business to Express Scripts on December 1, 2009 and decreased mail order prescription volume from third parties prior to the sale.

Interest expense decreased $22.4 million, or 5%, to $447.4 million in 2009, primarily due to a reduced use of commercial paper and the repurchase of our zero coupon notes, partially offset by slightly higher interest rates on new debt, including the issuance of $1.0 billion of long-term debt in February 2009.

Amortization of other intangible assets decreased $20.1 million, or 7%, to $266.0 million in 2009, primarily due to reductions in amortization of certain other intangible assets acquired in prior years and ceasing amortization related to PBM intangible assets due to the sale of our PBM business to Express Scripts on December 1, 2009.

Impairment of goodwill and other intangible assets increased $121.1 million, or 86%, to $262.5 million in 2009. As further discussed in Note 9 to the audited consolidated financial statements included in this Form 10-K, the anticipated closing of the PBM sale, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC, triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames during the third quarter of 2009, the majority of which was driven by the loss of the 2010 low margin Medicare Part D auto-assigned membership. Subsequently, primarily in connection with the December 2009 closing of the PBM sale and the execution of the HCSC agreement, we initiated an impairment review of goodwill associated with our UniCare subsidiaries during the fourth quarter and also updated a previous impairment review of our UniCare tradename. These reviews resulted in an impairment charge of $57.0 million in the fourth quarter of 2009 to adjust the carrying values of the goodwill and intangible assets to their estimated fair values. As a result, total impairments of goodwill and other intangible assets were $262.5 million for the year ended December 31, 2009.

During 2008, due to ongoing changes in the economic and regulatory environment in our State-Sponsored business, including California budgetary cuts, we revised our outlook for this business in certain states. This revision triggered an interim impairment review of our indefinite lived intangible assets related to State-Sponsored licenses in certain states, and we identified and recorded a pre-tax impairment charge relating to certain intangible assets of $141.4 million during 2008.

Income tax expense increased $2.0 billion to $2.7 billion in 2009. During 2009 income tax expense was higher as we recorded income tax expense of $1.4 billion related to the sale of our PBM business and as a result of increased income before income tax expense. During 2008, income tax expense was lower due to a combination of settlement of disputes with the IRS relating to certain prior tax years, lower state income taxes due to changes in the composition of the apportionment factors in our combined state income tax returns, settlements of disputes on state audits and lower income before income tax expense. The effective tax rates in 2009 and 2008 were 35.9% and 20.2%, respectively. The lower effective tax rate in 2008 was primarily due to the settlement of the outstanding IRS disputes.

Our net income as a percentage of total revenue increased 320 basis points, from 4.1% in 2008 to 7.3% in 2009, primarily due to the gain on the sale of our PBM business. Excluding the gain on sale, our net income as a percentage of total revenue was 3.9% in 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of goodwill and other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 19 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in this Form 10-K. The discussions of segment results for the years ended December 31, 2009 and 2008 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31		$ Change	% Change
	2009	2008
(In millions)
Operating revenue	$37,363.4	$38,009.3	$(645.9)	(2)%
Operating gain	$2,430.3	$3,392.7	$(962.4)	(28)%
Operating margin	6.5%	8.9%		(240	)bp

Operating revenue decreased $645.9 million, or 2%, to $37.4 billion in 2009, primarily due to fully-insured membership declines in our Local Group, UniCare and National businesses due to economic factors. These decreases were partially offset by premium rate increases for all medical lines of business, increased membership in our self-funded National business, increased fees in our Local Group self-funded business and revenues from DeCare following our acquisition of DeCare in April, 2009.

Operating gain decreased $962.4 million, or 28%, to $2.4 billion in 2009 primarily due to higher benefit expenses in our Local Group business, overall increased administrative costs and fully-insured membership declines resulting from the current economic conditions. The higher benefit expenses in our Local Group business were driven by higher unit costs and business mix changes, including higher COBRA membership and increased utilization. Administrative costs primarily increased due to a fourth quarter restructuring charge of $127.0 million and higher overall compensation costs. These operating gain declines were partially offset by premium rate increases and the impact of an estimated $81.0 million in higher than anticipated favorable prior year reserve releases that were not reestablished at December 31, 2009.

The operating margin in 2009 was 6.5%, a 240 basis point decrease from 2008 primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31		$ Change	% Change
	2009	2008
(In millions)
Operating revenue	$16,141.8	$16,437.3	$(295.5)	(2)%
Operating gain	$1,279.7	$585.1	$694.6	119%
Operating margin	7.9%	3.6%		430	bp

Operating revenue decreased $295.5 million, or 2%, to $16.1 billion in 2009, primarily due to our withdrawal from certain State-Sponsored programs, most notably the Ohio Medicaid programs, membership declines in Senior business and declines in our fully-insured Individual membership, partially offset by premium rate increases in all lines of business.

Operating gain increased $694.6 million, or 119%, to $1.3 billion in 2009, primarily due to higher than anticipated prior year favorable reserve releases of an estimated $181.0 million in 2009 that were not reestablished at December 31, 2009, as well as improved results in our Senior business as we implemented benefit design changes and modified pricing for 2009. We also had improved results in our State-Sponsored business due to strategic actions taken, including withdrawal from certain unprofitable contracts as well as working with individual states on certain benefit design changes.

The operating margin in 2009 was 7.9%, a 430 basis point increase over 2008 primarily due to the factors discussed in the preceding two paragraphs.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31		$ Change	% Change
	2009	2008
(In millions)
Operating revenue	$7,323.4	$7,132.6	$190.8	3%
Operating gain	$469.4	$370.0	$99.4	27%

Operating revenue increased $190.8 million, or 3%, to $7.3 billion in 2009, primarily due to higher premiums in our FEP business, partially offset by lower administrative fees in our NGS business and one less month of PBM revenue in 2009 as compared to 2008, resulting from the sale of our PBM business to Express Scripts.

Operating gain increased $99.4 million, or 27%, to $469.4 million during the year ended December 31, 2009. This increase was due to improved results for the first eleven months of 2009 in our PBM business, primarily with respect to our retail and specialty pharmacy operations, and as NextRx began servicing approximately one million customers transferred from an outside vendor on January 1, 2009. Our PBM business was sold to Express Scripts on December 1, 2009; results of the PBM business are included in our results until the sale date. In addition, operating gain in our disease management and cost of care businesses increased. These increases were partially offset by higher unallocated incentive compensation expense.

As a consequence of the PBM sale, the future operating results of the Other segment will no longer benefit from the operating revenue and operating gain associated with the PBM business.

VII.    Membership—December 31, 2008 Compared to December 31, 2007

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

	December 31		Change	% Change
	2008	2007[1]
(In thousands)
Medical Membership
Customer Type
Local Group	16,632	16,663	(31)	0%
Individual	2,272	2,390	(118)	(5)
National Accounts	6,720	6,389	331	5
BlueCard	4,736	4,563	173	4

Total National	11,456	10,952	504	5
Senior	1,304	1,250	54	4
State-Sponsored	1,992	2,174	(182)	(8)
FEP	1,393	1,380	13	1

Total medical membership by customer type	35,049	34,809	240	1

Funding Arrangement
Self-Funded	18,520	17,737	783	4
Fully-Insured	16,529	17,072	(543)	(3)

Total medical membership by funding arrangement	35,049	34,809	240	1

Reportable Segment
Commercial	28,304	27,886	418	1
Consumer	5,352	5,543	(191)	(3)
Other	1,393	1,380	13	1

Total medical membership by reportable segment	35,049	34,809	240	1

Other Membership
Behavioral health	23,568	20,230	3,338	17
Life and disability	5,477	5,598	(121)	(2)
Dental	4,560	5,014	(454)	(9)
Vision	2,614	2,401	213	9
Medicare Part D	1,870	1,614	256	16

PBM Prescription Volume Paid (Year-to-Date)
Retail Scripts	240,983	223,147	17,836	8
Mail Order Scripts[2]	25,981	27,673	(1,692)	(6)
Specialty Pharmacy Scripts	687	405	282	70

Total Paid Scripts	267,651	251,225	16,426	7

[1]	Medical membership data for 2007 has been reclassified to conform to the 2008 presentation, except for the change in National Accounts membership definition, which was applied on a prospective basis.
[2]	Mail order scripts generally cover a 60 or 90 day supply with a weighted average supply of 86 days. The mail order script volume shown in the above table has been adjusted to reflect a 30 day supply.

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

Individual membership decreased 118,000, or 5%, with our UniCare business declining slightly more than BCBSA-branded business. The decline was due to competitive pricing pressures, competitive broker compensation in certain regions and overall economic conditions.

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

State-Sponsored membership decreased 182,000, or 8%, primarily due to our exit from the Ohio Medicaid programs.

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

PBM Prescription Volume

Prescription volume for paid scripts in our PBM companies increased by 16,426,000, or 7%. Paid script increases were primarily due to an increase in retail scripts resulting from higher membership, partially offset by lower utilization of our mail order business. The lower utilization of our mail order business resulted primarily from the introduction of four dollar generic drug programs offered by certain large retailers and the introduction of Zyrtec® as an over-the-counter drug. Our PBM business was sold to Express Scripts on December 1, 2009.

VIII.    Results of Operations—Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our consolidated results of operations for the years ended December 31, 2008 and 2007 are discussed in the following section.

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions, except per share data)
Premiums	$57,101.0	$55,865.0	$1,236.0	2%
Administrative fees	3,836.6	3,673.6	163.0	4
Other revenue	641.6	617.0	24.6	4

Total operating revenue	61,579.2	60,155.6	1,423.6	2
Net investment income	851.1	1,001.1	(150.0)	(15)
Net realized gains on investments	28.7	270.9	(242.2)	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(1,207.9)	(259.7)	(948.2)	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	—	NM	[1]

Other-than-temporary impairment losses recognized in income	(1,207.9)	(259.7)	(948.2)	NM	[1]

Total revenues	61,251.1	61,167.9	83.2	—
Benefit expense	47,742.4	46,037.2	1,705.2	4
Selling, general and administrative expense:
Selling expense	1,778.4	1,716.8	61.6	4
General and administrative expense	7,242.1	6,984.7	257.4	4

Total selling, general and administrative expense	9,020.5	8,701.5	319.0	4
Cost of drugs	468.5	432.7	35.8	8
Interest expense	469.8	447.9	21.9	5
Amortization of other intangible assets	286.1	290.7	(4.6)	(2)
Impairment of intangible assets	141.4	—	141.4	NM	[1]

Total expenses	58,128.7	55,910.0	2,218.7	4

Income before income tax expense	3,122.4	5,257.9	(2,135.5)	(41)
Income tax expense	631.7	1,912.5	(1,280.8)	(67)

Net income	$2,490.7	$3,345.4	$(854.7)	(26)

Average diluted shares outstanding	523.0	602.0	(79.0)	(13)
Diluted net income per share	$4.76	$5.56	$(0.80)	(14)
Benefit expense ratio[2]	83.6%	82.4%		120	bp3
Selling, general and administrative expense ratio[4]	14.6%	14.5%		10	bp3
Income before income taxes as a percentage of total revenue	5.1%	8.6%		(350	)bp3
Net income as a percentage of total revenue	4.1%	5.5%		(140	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

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

A summary of our net realized (losses) gains on investments for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31		$ Change
	2008	2007
(In millions)
Net realized gains on investments
Net realized (losses) gains from the sale of fixed maturity securities	$(46.9)	$11.5	$(58.4)
Net realized gains from the sale of equity securities	28.3	254.2	(225.9)
Other net realized gains on investments	47.3	5.2	42.1

Net realized gains on investments	28.7	270.9	(242.2)

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses—equity securities	(728.1)	(105.6)	(622.5)
Other-than-temporary impairment losses—fixed maturity securities	(479.8)	(154.1)	(325.7)

Other-than-temporary impairment losses recognized in income	(1,207.9)	(259.7)	(948.2)

Net realized (losses) gains on investments and other-than-temporary impairment losses recognized in income	$(1,179.2)	$11.2	$(1,190.4)

Net realized losses in 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets and, to a lesser extent, other-than-temporary impairments of fixed maturity securities. Significant other-than-temporary impairments recognized for the year ended December 31, 2008 included $135.0 million, $106.6 million, and $90.2 million, respectively, for Freddie Mac, Fannie Mae, and Lehman (or their respective subsidiaries, as appropriate). Recent market concerns related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae and resulted in Lehman filing for bankruptcy protection. In addition, other-than-temporary impairments recognized for the year ended December 31, 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, primarily led by the banking and financial services sectors. Net realized gains in 2007 were primarily driven by sales of equity securities at a gain, partially offset by interest rate related impairments of fixed maturity securities and other-than-temporary impairments of equity securities. See “Critical Accounting Policies and Estimates” within this MD&A for a discussion of our investment impairment review process.

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

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 19 to our audited consolidated financial statements included in this Form 10-K. The discussions of segment results for the years ended December 31, 2008 and 2007 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. Our reportable segments’ results of operations for 2007 have been reclassified to conform to the 2009 and 2008 presentation.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$38,009.3	$38,133.7	$(124.4)	0%
Operating gain	$3,392.7	$3,855.9	$(463.2)	(12)%
Operating margin	8.9%	10.1%		(120)bp

Operating revenue decreased $124.4 million, or less than 1%, to $38.0 billion in 2008, primarily due to the loss of the New York State prescription drug contract and fully-insured membership declines in Local Group, including UniCare, and National Accounts businesses, almost fully offset by premium rate increases in all medical lines of business.

Operating gain decreased $463.2 million, or 12%, to $3.4 billion in 2008 due to higher benefit expense resulting from higher medical costs and less favorable prior period development, as well as membership changes in Local Group, including lower fully-insured membership. In addition, the decrease in operating gain reflects increased selling, general and administrative expense for compensation, selling and severance costs.

The operating margin in 2008 was 8.9%, a 120 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$16,437.3	$15,285.7	$1,151.6	8%
Operating gain	$585.1	$789.1	$(204.0)	(26)%
Operating margin	3.6%	5.2%		(160)bp

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

Operating gain decreased $204.0 million, or 26%, to $585.1 million in 2008, primarily due to higher benefit expense within Medicare Advantage and lower margins in Medicare Part D business, primarily attributable to a higher percentage of dual eligible membership in 2008 than 2007. Higher benefit expense in Medicare Advantage was primarily due to higher utilization resulting from the benefit design of certain of these products which resulted in adverse selection. We have addressed this matter for 2009 through pricing and benefit design changes.

The operating margin in 2008 was 3.6%, a 160 basis point decrease primarily due to the factors discussed in the preceding two paragraphs.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31		$ Change	% Change
	2008	2007
(In millions)
Operating revenue	$7,132.6	$6,736.2	$396.4	6%
Operating gain	$370.0	$339.2	$30.8	9%

Operating revenue increased $396.4 million, or 6%, to $7.1 billion in 2008, primarily due to higher premiums in FEP business, as well as revenues generated by AIM, which was acquired in the third quarter of 2007.

Operating gain increased $30.8 million, or 9%, to $370.0 million in 2008. This increase was due to improved results in our PBM and behavioral health businesses. PBM results improved due to higher retail sales and rebate retention which aligned with market rates. Results for our behavioral health business improved due to higher membership and improved administration rates.

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2009, this liability was $5.5 billion and represented 20% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 99.7%, or $5.5 billion, of our total medical claims liability as of December 31, 2009; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 0.3%, or $16.9 million, of the total medical claims payable as of December 31, 2009. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 0% to 3% of our total medical claims liability, due to timing of when claim payments are made.

Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather they are projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.

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

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. No premium deficiencies were established at year end 2009.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable. In 2009, higher than anticipated favorable reserve releases of approximately $262.0 million were recognized and not reestablished at December 31, 2009. The majority of that release is due to recognition of considerable improvements in our processing environment and continued better transparency into claims payments.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of December 31, 2009 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2009, the variability in months three to five was estimated to be between 80 and 120 basis points, while months six through twelve have much lower variability ranging from 20 to 60 basis points.

Over the period from December 31, 2008 to December 31, 2009, completion factors have increased as the impacts of faster processing have been fully reflected in the historical patterns. With consideration of claim payments during 2009, the completion factors used to determine the incurred but not paid claim liability estimate for the December 31, 2008 valuation period have developed slightly higher than those used at December 31, 2008. The increase in completion factors has been taken into consideration when determining the completion factors used in establishing the December 31, 2009 incurred but not paid claim liability by choosing factors that reflect the more recent experience. The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 5%, or approximately $279.0 million, in the December 31, 2009 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the December 31, 2009 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2009, there was a 610 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $478.0 million, in the incurred but not paid claims liability, depending upon the trend factor used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at December 31, 2009.

As summarized below, Note 11 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in this Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31
	2009	2008	2007
(In millions)
Gross medical claims payable, beginning of period	$6,184.7	$5,788.0	$5,290.3
Ceded medical claims payable, beginning of period	(60.3)	(60.7)	(51.0)

Net medical claims payable, beginning of period	6,124.4	5,727.3	5,239.3

Business combinations and purchase adjustments	2.8	—	15.2
Net incurred medical claims:
Current year	47,315.1	47,940.9	46,366.2
Prior years redundancies	(807.2)	(263.2)	(332.7)

Total net incurred medical claims	46,507.9	47,677.7	46,033.5

Net payments attributable to:
Current year medical claims	42,056.9	42,020.7	40,765.7
Prior years medical claims	5,157.6	5,259.9	4,795.0

Total net payments	47,214.5	47,280.6	45,560.7

Net medical claims payable, end of period	5,420.6	6,124.4	5,727.3
Ceded medical claims payable, end of period	29.9	60.3	60.7

Gross medical claims payable, end of period	$5,450.5	$6,184.7	$5,788.0

Current year medical claims paid as a percent of current year net incurred medical claims	88.9%	87.7%	87.9%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	15.2%	4.8%	6.8%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.7%	0.6%	0.8%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $807.2 million shown above for the year ended December 31, 2009 represents an estimate based on paid claim activity from January 1, 2009 to December 31, 2009. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $807.2 million redundancy relates to claims incurred in calendar year 2008.

The following table provides a summary of the completion and trend factor assumptions, which had the most significant impact on the actual development of our incurred but not paid claims liability estimates for the years ended December 31, 2009, 2008 and 2007. As discussed above, these two key assumptions can be influenced by other operational variables, including system changes, provider submission patterns and business combinations.

	Favorable (Unfavorable) Developments by Changes in Key Assumptions
	2009	2008	2007
(in millions)
Assumed trend factors	$466.1	$383.5	$350.3
Assumed completion factors	341.1	(120.3)	(17.6)

Total	$807.2	$263.2	$332.7

The favorable development in 2009 resulted from completion factors developing more favorably than those used at December 31, 2008 due to recognition of faster claims processing, and trend factors for the most recent two months developing lower than initially anticipated. The key factors driving the favorable developments in these key assumptions are below:

•

The receipt cycle time (date of service to date of receipt) declined by 5% and the payment cycle time (date of receipt to date of payment) declined by 11%, for an overall decline in claims payment cycle times of 7% in 2009; and

•	More favorable claims recovery activity than anticipated.

The prior year redundancy in 2008 and 2007 was primarily driven by the favorable development of the trend factor assumption used for establishing the December 31, 2007 and 2006 medical claims payable, respectively, partially offset by a deficiency in the development of the completion factor assumption.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.9% for 2009, 87.7% for 2008, and 87.9% for 2007. Comparison of these ratios reflects the acceleration in processing that has occurred.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 15.2% for 2009, 4.8% for 2008, and 6.8% for 2007. The 1,040 basis point increase in 2009 from 2008 resulted from actual completion factors and claims trends differing from the assumptions used, with the increase in 2009 resulting from the factors noted above.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2008 and 2007 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years redundancies” for the immediately following year):

	Years Ended December 31
	2008	2007
(In millions)
Total net incurred medical claims, as reported	$47,677.7	$46,033.5
Retrospective basis, as described above	47,133.7	46,103.0

Variance	$544.0	$(69.5)

Variance to total net incurred medical claims, as reported	1.1%	(0.2)%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2009 estimate of medical claims payable will be known during 2010.

The 2008 variance to total net incurred medical claims, as reported of 1.1% is higher than 2007 due to unfavorable developments impacting the 2007 reported incurred medical claims and the acceleration of claims processing that occurred during 2008 and 2009.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of December 31, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are being concluded by the IRS. In addition, we have several tax years for which there are ongoing disputes related to pre-acquisition companies that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

During the year ended December 31, 2009, we completed the sale of our PBM business and recorded tax expense of $1.4 billion related to this sale.

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. For certain years, tax positions have been resolved but the overall tax year may require additional approval from the Joint Committee on Taxation before it can be finalized in total. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. The case has been appealed to the Federal Circuit Court of Appeals and oral arguments are scheduled for February 2010.

While it is difficult to determine when a tax settlement will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 million to $(50.0) million.

For additional information, see Note 7 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2009 was $13.3 billion and other intangible assets were $8.3 billion. The sum of goodwill and other intangible assets represented 41% of our total consolidated assets and 87% of our consolidated shareholders’ equity at December 31, 2009.

We follow FASB guidance for business combinations and goodwill and other intangible assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Under the guidance, goodwill and other intangible assets (with indefinite lives) are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, which include goodwill and other intangible assets. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately.

We completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2009, 2008 and 2007. These tests involved the use of estimates related to the fair value of the goodwill reporting unit and other intangible assets with indefinite lives, and required a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests were performed in 2009 and 2008 due to changes in our business.

As a result of our annual and interim impairment tests during 2009, 2008 and 2007, we recorded impairment of goodwill and other intangible assets of $262.5 million, $141.4 million and $0.0 million, respectively.

Fair value is estimated using the income and market approaches for our goodwill reporting units and the income approach for our indefinite lived intangible assets. The income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.

The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital. The discount rate used in the 2009 valuation had increased from the discount rate used in 2008, which reflects an increase in stock volatility and higher risk and uncertainty related to health care reform.

Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and book value as well as market capitalization analysis of WellPoint and other comparable companies.

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

For additional information, see Note 9 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $17.0 billion at December 31, 2009 and represented 33% of our total consolidated assets at December 31, 2009. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the April 1, 2009 adoption of FASB guidance for recognition and presentation of other-than-temporary impairment, or FASB OTTI guidance, as discussed below, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In connection with the adoption of FASB OTTI guidance on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of December 31, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

The unrealized gains or losses on our equity and fixed maturity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $450.2 million, $1.2 billion and $259.7 million, respectively, for the years ended December 31, 2009, 2008 and 2007. There were no individually significant other-than-temporary impairment losses on investments by issuer during the years ended December 31, 2009 or 2007. The significant other-than-temporary impairments recognized during 2008 primarily related to our investments in Freddie Mac, Fannie Mae, and Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Our equity securities at December 31, 2008 included investments in stock, largely preferred stock, of the U.S. government-sponsored enterprises Freddie Mac and Fannie Mae. Market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae. Any potential recovery of the fair value of these securities was dependent on a number of factors and was not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired. Accordingly, during 2008, we recorded $135.0 million and $106.6 million of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively.

Our fixed maturity securities included investments in Lehman at December 31, 2008. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, was deemed remote and we recognized an other-than-temporary impairment of $90.2 million during 2008.

In addition, other-than-temporary impairments recognized in 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the then current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, led by the banking and financial services sectors.

As of December 31, 2009, we had approximately $184.6 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $173.4 million of which related to fixed maturity securities and $11.2 million of which related to equity securities.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $775.3 million, or 1% of total consolidated assets, at December 31, 2009. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. Under FASB guidance for transfers and servicing, we recognize the collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $15.9 billion at December 31, 2009. The weighted-average credit rating of these securities was “AA” as of December 31, 2009. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2.4 billion, $57.1 million and $4.3 million, respectively, that are guaranteed by third parties. With the exception of 15 securities with a fair value of $54.9 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2009 with a guarantee by a third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2009 for the securities for which such information is available.

At December 31, 2009, we owned $3.5 billion of mortgage-backed securities and $304.0 million of asset-backed securities out of a total available-for-sale investment portfolio of $17.0 billion. These securities included sub-prime and Alt-A securities with fair values of $107.5 million and $285.9 million, respectively. These sub-prime and Alt-A securities had net unrealized losses of $14.8 million and $38.1 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “BBB”, respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value to facilitate fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2009 and 2008 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2009 totaled $351.3 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed, asset-backed and corporate inverse floating rate securities that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

For additional information, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K, and Notes 4 and 6 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2009 measurement date, we selected a long-term rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2009). The selected discount rate for all plans is 5.36%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with the guidance.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in our expense and cash flow. The target allocation for pension benefit plan assets is 54% equity securities, 35% fixed maturity securities, and 11% to all other types of investments. No plan assets were invested in WellPoint common stock as of the measurement date.

For the year ended December 31, 2009, no material contributions were required to meet the Employee Retirement Income Security Act, or ERISA, minimum required funding levels; however, we made tax deductible discretionary contributions totaling $103.6 million to the defined benefit pension plans during the year ended December 31, 2009.

At December 31, 2009 our consolidated net pension liabilities were $48.0 million, including liabilities of $65.2 million for certain supplemental plans. For the years ended December 31, 2009, 2008, and 2007, we recognized consolidated pretax pension credit of $27.8 million, $27.0 million, and $12.9 million, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $487.4 million at December 31, 2009.

We recognized consolidated pre-tax other postretirement expense of $33.8 million, $30.7 million, and $36.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At our December 31, 2009 measurement date, the selected discount rate for all plans was 5.79% (compared to a discount rate of 5.73% for 2009 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our December 31, 2009 measurement dates was 8.50% for 2010 with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2009 by $45.8 million and would increase service and interest costs by $2.6 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $39.0 million as of December 31, 2009 and would decrease service and interest costs by $2.2 million.

We made tax deductible discretionary contributions totaling $85.0 million to the other postretirement benefit plans during the year ended December 31, 2009.

For additional information regarding retirement benefits, see Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

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

In June 2009, the FASB issued FASB ASC paragraphs 810-10-30-7 and 810-10-30-8 through -8D, Consolidation—Initial Measurement-Variable Interest Entities, or FASB ASC paragraphs 810-10-30-7 through -8D. FASB ASC paragraphs 810-10-30-7 through -8D amends FASB ASC Section 810-10-25, Consolidation—Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. FASB ASC paragraphs 810-10-30-7 through -8D were effective for us beginning on January 1, 2010. The adoption of FASB ASC paragraphs 810-10-30-7 through -8D effective January 1, 2010 did not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FASB ASC paragraphs 860-10-40-5 and 860-10-40-6A, Transfers and Servicing-Derecognition—Criteria for Sale of Financial Assets, or FASB ASC paragraphs 860-10-40-5 and -6A. FASB ASC paragraphs 860-10-40-5 and -6A is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC paragraphs 860-10-40-5 and -6A were effective for us beginning on January 1, 2010. The adoption of FASB ASC paragraphs 860-10-40-5 and -6A effective January 1, 2010 did not have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events, or FASB ASC Topic 855, which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FASB ASC Topic 855 was effective for us on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009. The adoption of FASB ASC 855 did not have a material impact on our consolidated financial statements and required disclosures.

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

In March 2008, the FASB issued FASB ASC paragraph 815-10-65-1, Transition and Effective Date Related to FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, or FASB ASC paragraph 815-10-65-1. FASB ASC paragraph 815-10-65-1 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815, Derivatives and Hedging, or FASB ASC Topic 815, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. FASB ASC Topic 815 was effective for us on January 1, 2009. The adoption of FASB ASC Topic 815 did not have an impact on our consolidated financial position or results of operations. For additional information regarding our disclosures about derivative instruments and hedging activities, see Note 5 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

There were no other new accounting pronouncements issued during the year ended December 31, 2009 that had a material impact on our financial position, operating results or disclosures.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. Credit markets have experienced a tightening of available liquidity, primarily as a result of uncertainty surrounding the economic crisis and the resulting volatility experienced in the debt and equity markets. Beginning in October 2008, the Federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

We have a $2.5 billion commercial paper program. We continue to monitor the commercial paper markets due to recent volatility and disruption in the markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $2.3 billion of ordinary dividends from our subsidiaries during 2010, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31
	2009	2008	2007
(In millions)
Cash flows provided by (used in):
Operating activities	$3,038.9	$2,535.4	$4,344.6
Investing activities	3,002.8	616.2	(768.9)
Financing activities	(3,402.8)	(3,735.6)	(3,409.9)
Effect of foreign exchange rates on cash and cash equivalents	(6.7)	—	—

Increase (decrease) in cash and cash equivalents	$2,632.2	$(584.0)	$165.8

Liquidity—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

During 2009, net cash flow provided by operating activities was $3.0 billion, compared to $2.5 billion in 2008, an increase of $0.5 billion. This increase in operating cash flow compared to 2008 was driven primarily by the favorable net change in provider advances, decreased tax payments, lower experience-rated refunds to certain large customers and decreased incentive compensation payments. These favorable operating cash flow drivers were partially offset by unfavorable operating cash flows related to the transition of the PBM business to Express Scripts, higher discretionary benefit plan contributions and the delay in receipt of certain State-Sponsored business premiums until early 2010.

Net cash flow provided by investing activities was $3.0 billion in 2009, compared to $616.2 million in 2008. The increase in cash flow provided by investing activities of $2.4 billion from 2008 primarily resulted from the cash proceeds from the sale of our PBM business to Express Scripts and decreases in purchases of subsidiaries, partially offset by increases in net purchases of investments, decreases in securities lending collateral and increases in net purchases of property and equipment.

Net cash flow used in financing activities was $3.4 billion in 2009 compared to $3.7 billion in 2008. The decrease in cash flow used in financing activities of $332.8 million primarily resulted from decreases in the repurchase of common stock and decreases in securities lending payable, partially offset by increases in the net repayments of borrowings and an increase in bank overdrafts.

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

Net cash flow used in financing activities was $3.7 billion in 2008 compared to $3.4 billion in 2007. The increase in cash flow used in financing activities of $325.7 million primarily resulted from increases in net repayments of borrowings, including commercial paper, a decrease in securities lending payable, a decrease in proceeds from the exercise of employee stock options and stock purchase plan and a decrease in excess tax benefits from share-based compensation, partially offset by decreases in the repurchase of common stock and an increase in bank overdrafts.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22.6 billion at December 31, 2009. Since December 31, 2008, total cash, cash equivalents and investments, including long-term investments, increased by $5.2 billion primarily due to cash proceeds from the sale of our PBM business to Express Scripts, net change in provider advances, decreased tax payments, lower experience-rated refunds to certain large customers and decreased incentive compensation payments.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At December 31, 2009, we held at the parent company approximately $4.5 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 25.3% as of December 31, 2009 and 29.2% as of December 31, 2008.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 1, 2009, we sold our PBM business to Express Scripts and received $4.7 billion in cash. We expect to pay cash tax payments of approximately $1.2 billion during the first quarter of 2010 related to the PBM sale, which will be included in our net cash flows provided by operations for the quarter ending March 31, 2010.

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

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at December 31, 2009 totaled $9.4 million, which is reported in “Investments available-for-sale—Equity securities” on the consolidated balance sheets. At December 31, 2009 and 2008, $0.0 million and $98.0 million, respectively, of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $230.5 million at December 31, 2009 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of December 31, 2009 or during the year then ended. At December 31, 2009, we had $2.4 billion available under this facility.

We have our Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $0.5 billion of borrowings outstanding under this commercial paper program as of December 31, 2009. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.3 billion of ordinary dividends to be paid to the parent company during 2010. During 2009, we received $5.7 billion of dividends from our subsidiaries.

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2009, we repurchased and retired approximately 57.3 million shares at an average per share price of $46.02, for an aggregate cost of $2.6 billion. On March 5, 2009, our Board of Directors authorized an increase of $1.5 billion in our stock repurchase program. On October 23, 2009, our Board of Directors authorized an additional increase of $0.5 billion in our stock repurchase program, subject to completion of the Express Scripts transaction and pending current market conditions and industry issues. As of December 31, 2009, $0.4 billion remained authorized for future repurchases. On January 26, 2010 our Board of Directors increased the share repurchase authorization by $3.5 billion. Subsequent to December 31, 2009, we repurchased and retired approximately 6.5 million shares for an aggregate cost of approximately $0.4 billion, leaving approximately $3.5 billion for authorized future repurchases at February 10, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current retirement benefits funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2009, no contributions were required to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $188.6 million to our retirement benefit plans during the year ended December 31, 2009.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2009 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In millions)
Long-term debt, including capital leases[1]	$13,570.2	$1,042.6	$3,094.8	$1,568.8	$7,864.0
Operating lease commitments	695.8	126.8	207.3	165.4	196.3
Projected other postretirement benefits	710.4	41.0	142.6	147.2	379.6
Purchase obligations:
IBM outsourcing agreements[2]	671.8	248.4	391.5	31.9	—
Other purchase obligations[3]	1,477.1	514.9	588.3	293.5	80.4
Other long-term liabilities[4]	924.4	—	361.3	355.7	207.4
Venture capital commitments	179.2	69.8	81.3	28.1	—

Total contractual obligations and commitments	$18,228.9	$2,043.5	$4,867.1	$2,590.6	$8,727.7

[1]	Includes estimated interest expense.
[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 13 to the audited consolidated financial statements as of and for the year ended December 31, 2009 included in this Form 10-K for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.
[4]

Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2009, as a result of the value of the assets in the plans.

The above table does not contain $144.5 million of gross liabilities for uncertain tax positions for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 7 to the audited consolidated financial statements as of and for the year ended December 31, 2009 included in this Form 10-K for further information.

In addition to the contractual obligations and commitments discussed above, we have a variety of other contractual agreements related to acquiring materials and services used in our operations. However, we do not believe these other agreements contain material noncancelable commitments.

We believe that funds from future operating cash flows, cash and investments and funds available under our senior credit facility or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information on our debt and lease commitments, see Notes 12 and 17, respectively, to our audited consolidated financial statements as of and for the year ended December 31, 2009, included in this Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that will require funding in future periods.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners’, or NAIC’s, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2009, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

XI.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon, funding risks with respect to revenue received from participation therein and CMS sanctions; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; decreased revenues, increased operating costs and potential customer and supplier losses and business disruptions that may be greater than expected following the close of the Express Scripts transaction; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2009. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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

Our portfolio includes corporate securities (approximately 41% of the total fixed maturity portfolio at December 31, 2009), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately “A-”.

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

As of December 31, 2009, approximately 94% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $691.4 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $707.4 million increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2009, was approximately 6% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $104.3 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $104.3 million.

Long-Term Debt

Our total long-term debt at December 31, 2009 was $8.4 billion, and included $500.6 million of commercial paper and $433.1 million outstanding on a senior term loan. The carrying values of the commercial paper and senior term loan approximate fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

At December 31, 2009, we had $7.4 billion of senior unsecured notes with fixed interest rates. These notes, at par value, included $700.0 million at 5.000% due 2011, $350.0 million at 6.375% due 2012, $800.0 million at 6.80% due 2012, $500.0 million at 5.00% due 2014, $400.0 million at 6.00% due 2014, $1,100.0 million at 5.250% due 2016, $700.0 million at 5.875% due 2017, $600.0 million at 7.000% due 2019, $500.0 million at 5.950% due 2034, $900.0 million at 5.850% due 2036, and $800.0 million at 6.375% due 2037. These notes had combined carrying and estimated fair value of $7.4 billion and $7.6 billion, respectively, at December 31, 2009.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2009 included $42.0 million of 9.125% surplus notes due 2010 and $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The carrying value and estimated fair value of the surplus notes were $66.8 million and $73.4 million at December 31, 2009.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.

Derivatives

We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure to interest rate risk on our borrowings. These derivatives are also subject to credit quality risk from the counterparty. Our derivative use is generally limited to hedging purposes and we generally do not use derivative instruments for speculative purposes.

During the year ended December 31, 2009, we entered into a fair value hedge with a total notional value of $600.0 million. The hedge is an interest rate swap agreement to receive a fixed 5.000% rate and pay a LIBOR-based floating rate and expires on January 15, 2011.

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

Changes in interest rates will affect the estimated fair value of these swap agreements. As of December 31, 2009, we recorded an asset of $84.8 million, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $39.7 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $39.7 million increase in fair value.

During the year ended December 31, 2009, we entered into a series of forward starting pay fixed swaps with total outstanding notional amounts of $295.0 million. The objective of these series of hedges is to eliminate the variability of the cash flows in the interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swaps began to expire on a monthly basis on December 31, 2009; the final swap in the series expires on June 30, 2010.

In January 2009, we entered into forward starting pay fixed swaps with an aggregate notional amount of $800.0 million. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities issued in February 2009. These swaps were terminated in February 2009, and we paid a net $3.2 million, the net fair value at the time of termination. In addition, we recorded a loss of $2.1 million, net of tax, in other comprehensive income. Following the February 5, 2009 issuance of debt securities, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense. In addition, we have amounts recorded in accumulated other comprehensive income for certain forward starting pay fixed swaps that were terminated in prior years. The hedged debt securities have maturity dates ranging from 2014 to 2036.

The unrecognized loss for all cash flow hedges included in accumulated other comprehensive income at December 31, 2009 was $10.8 million. As of December 31, 2009, the total amount of amortization over the next twelve months for all cash flow hedges will decrease interest expense by approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009, 2008 and 2007

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2009, the Company changed its method of accounting for the recognition of other-than-temporary impairments related to its fixed maturity securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 18, 2010

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,816.1	$2,183.9
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,203.1 and $1,538.6)	15,696.9	1,564.8
Equity securities (cost of $799.1 and $1,293.0)	1,010.7	1,088.0
Other invested assets, current	26.5	23.6
Accrued investment income	172.8	172.8
Premium and self-funded receivables	3,281.0	3,042.9
Other receivables	879.5	1,373.9
Income tax receivable	—	159.9
Securities lending collateral	394.8	529.0
Deferred tax assets, net	523.8	779.0
Other current assets	1,268.6	1,212.2

Total current assets	28,070.7	12,130.0
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $223.0 and $12,401.3)	230.4	11,808.4
Equity securities (cost of $33.4 and $34.7)	32.5	30.7
Other invested assets, long-term	775.3	703.2
Property and equipment, net	1,099.6	1,054.5
Goodwill	13,264.6	13,461.3
Other intangible assets	8,259.3	8,827.2
Other noncurrent assets	393.0	387.9

Total assets	$52,125.4	$48,403.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,450.5	$6,184.7
Reserves for future policy benefits	62.6	64.5
Other policyholder liabilities	1,617.6	1,626.8

Total policy liabilities	7,130.7	7,876.0
Unearned income	1,050.0	1,087.7
Accounts payable and accrued expenses	2,994.1	2,856.5
Income tax payable	1,228.7	—
Security trades pending payable	37.6	5.8
Securities lending payable	396.6	529.0
Short-term borrowings	—	98.0
Current portion of long-term debt	60.8	909.7
Other current liabilities	1,775.2	1,657.6

Total current liabilities	14,673.7	15,020.3
Long-term debt, less current portion	8,338.3	7,833.9
Reserves for future policy benefits, noncurrent	664.6	664.7
Deferred tax liabilities, net	2,470.4	2,098.9
Other noncurrent liabilities	1,115.1	1,353.7

Total liabilities	27,262.1	26,971.5

Commitments and contingencies—Note 13

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 449,789,672 and 503,230,575	4.5	5.0
Additional paid-in capital	15,192.2	16,843.0
Retained earnings	9,598.5	5,479.4
Accumulated other comprehensive income (loss)	68.1	(895.7)

Total shareholders’ equity	24,863.3	21,431.7

Total liabilities and shareholders’ equity	$52,125.4	$48,403.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(In millions, except per share data)	Years ended December 31
	2009	2008	2007
Revenues
Premiums	$56,382.0	$57,101.0	$55,865.0
Administrative fees	3,840.3	3,836.6	3,673.6
Other revenue	606.3	641.6	617.0

Total operating revenue	60,828.6	61,579.2	60,155.6
Net investment income	801.0	851.1	1,001.1
Gain on sale of business	3,792.3	—	—
Net realized gains on investments	56.4	28.7	270.9
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(538.4)	(1,207.9)	(259.7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	88.2	—	—

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	(259.7)

Total revenues	65,028.1	61,251.1	61,167.9

Expenses
Benefit expense	46,571.1	47,742.4	46,037.2
Selling, general and administrative expense:
Selling expense	1,685.5	1,778.4	1,716.8
General and administrative expense	7,973.6	7,242.1	6,984.7

Total selling, general and administrative expense	9,659.1	9,020.5	8,701.5
Cost of drugs	419.0	468.5	432.7
Interest expense	447.4	469.8	447.9
Amortization of other intangible assets	266.0	286.1	290.7
Impairment of goodwill and other intangible assets	262.5	141.4	—

Total expenses	57,625.1	58,128.7	55,910.0

Income before income tax expense	7,403.0	3,122.4	5,257.9
Income tax expense	2,657.1	631.7	1,912.5

Net income	$4,745.9	$2,490.7	$3,345.4

Net income per share
Basic	$9.96	$4.79	$5.64

Diluted	$9.88	$4.76	$5.56

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31
	2009	2008	2007
Operating activities
Net income	$4,745.9	$2,490.7	$3,345.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(56.4)	(28.7)	(270.9)
Other-than-temporary impairment losses recognized in income	450.2	1,207.9	259.7
Loss on disposal of assets	16.4	7.2	11.3
Gain on sale of business	(3,792.3)	—	—
Deferred income taxes	61.3	(481.4)	(105.5)
Amortization, net of accretion	446.4	466.3	466.0
Depreciation expense	107.1	105.4	120.2
Impairment of goodwill and other intangible assets	262.5	141.4	—
Share-based compensation	153.6	156.0	177.1
Excess tax benefits from share-based compensation	(9.6)	(16.0)	(153.3)
Changes in operating assets and liabilities, net of effect of business combinations and divestitures:
Receivables, net	(484.2)	(558.7)	(448.6)
Other invested assets, current	(62.5)	103.3	(3.0)
Other assets	(119.3)	(340.2)	174.4
Policy liabilities	(748.2)	194.9	257.7
Unearned income	(27.3)	(26.7)	125.5
Accounts payable and accrued expenses	952.8	(106.3)	(235.2)
Other liabilities	(248.8)	(797.0)	176.5
Income taxes	1,391.4	(47.3)	447.3
Other, net	(0.1)	64.6	—

Net cash provided by operating activities	3,038.9	2,535.4	4,344.6

Investing activities
Purchases of fixed maturity securities	(7,186.8)	(5,691.2)	(8,512.0)
Proceeds from fixed maturity securities:
Sales	4,096.6	5,194.9	6,709.0
Maturities, calls and redemptions	1,551.7	1,669.6	1,618.4
Purchases of equity securities	(318.9)	(1,327.5)	(1,389.2)
Proceeds from sales of equity securities	577.3	1,083.1	1,411.7
Purchases of other invested assets	(49.0)	(145.0)	(102.4)
Proceeds from sales of other invested assets	3.5	32.8	10.4
Changes in securities lending collateral	132.4	325.1	50.6
Purchases of subsidiaries, net of cash acquired	(66.3)	(197.7)	(298.5)
Proceeds from sales of subsidiaries, net of cash sold	4,672.3	5.0	—
Purchases of property and equipment	(378.4)	(345.6)	(322.0)
Proceeds from sale of property and equipment	0.4	12.7	57.3
Other, net	(32.0)	—	(2.2)

Net cash provided by (used in) investing activities	3,002.8	616.2	(768.9)

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(397.0)	(900.6)	502.8
Proceeds from long-term borrowings	990.3	525.0	1,978.3
Net (repayments of) proceeds from short-term borrowings	(98.0)	98.0	—
Repayment of long-term borrowings	(919.3)	(38.7)	(509.7)
Changes in securities lending payable	(132.4)	(325.1)	(50.6)
Changes in bank overdrafts	(344.1)	44.8	(117.1)
Repurchase and retirement of common stock	(2,638.4)	(3,276.2)	(6,151.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	126.5	121.2	784.5
Excess tax benefits from share-based compensation	9.6	16.0	153.3

Net cash used in financing activities	(3,402.8)	(3,735.6)	(3,409.9)
Effect of foreign exchange rates on cash and cash equivalents	(6.7)	—	—

Change in cash and cash equivalents	2,632.2	(584.0)	165.8
Cash and cash equivalents at beginning of year	2,183.9	2,767.9	2,602.1

Cash and cash equivalents at end of year	$4,816.1	$2,183.9	$2,767.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2007	615.5	$6.1	$19,863.5	$4,656.1	$50.1	$24,575.8
Net income	—	—	—	3,345.4	—	3,345.4
Change in net unrealized gains/losses on investments	—	—	—	—	2.2	2.2
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(2.4)	(2.4)
Change in net periodic pension and postretirement costs	—	—	—	—	106.2	106.2

Comprehensive income						3,451.4
Repurchase and retirement of common stock	(76.9)	(0.8)	(2,538.3)	(3,612.3)	—	(6,151.4)
Issuance of common stock under employee stock plans, net of related tax benefit	17.6	0.3	1,115.9	—	—	1,116.2
Adoption of FASB guidance on uncertain tax positions	—	—	—	(1.6)	—	(1.6)

December 31, 2007	556.2	5.6	18,441.1	4,387.6	156.1	22,990.4
Net income	—	—	—	2,490.7	—	2,490.7
Change in net unrealized gains/losses on investments	—	—	—	—	(662.4)	(662.4)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(0.5)	(0.5)
Change in net periodic pension and postretirement costs	—	—	—	—	(388.1)	(388.1)
Adoption of FASB measurement date provisions	—	—	—	—	(0.8)	(0.8)

Comprehensive income						1,438.9
Repurchase and retirement of common stock	(56.4)	(0.6)	(1,879.1)	(1,396.5)	—	(3,276.2)
Issuance of common stock under employee stock plans, net of related tax benefit	3.4	—	281.0	—	—	281.0
Adoption of FASB retirement benefits guidance	—	—	—	(1.3)	—	(1.3)
Adoption of FASB measurement date provisions	—	—	—	(1.1)	—	(1.1)

December 31, 2008	503.2	5.0	16,843.0	5,479.4	(895.7)	21,431.7
Cumulative effect of adoption of FASB OTTI guidance, net of taxes	—	—	—	88.9	(88.9)	—
Net income	—	—	—	4,745.9	—	4,745.9
Change in net unrealized gains/losses on investments	—	—	—	—	1,055.2	1,055.2
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	—	—	—	—	(20.7)	(20.7)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(2.3)	(2.3)
Change in net periodic pension and postretirement costs	—	—	—	—	19.3	19.3
Foreign currency translation adjustments	—	—	—	—	1.2	1.2

Comprehensive income						5,798.6
Repurchase and retirement of common stock	(57.3)	(0.5)	(1,922.2)	(715.7)	—	(2,638.4)
Issuance of common stock under employee stock plans, net of related tax benefit	3.9	—	271.4	—	—	271.4

December 31, 2009	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

(In Millions, Except Per Share Data)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 33.7 medical members as of December 31, 2009. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout much of the country as UniCare.

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

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on September 30, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of the Codification did not have any impact on our consolidated financial position and results of operations.

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

Investments: In April 2009, the FASB issued guidance for recognition and presentation of other-than-temporary impairment, or FASB OTTI guidance. FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments. In addition, FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments. Under this revised guidance, if a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

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

We classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Prior to the adoption of the FASB OTTI guidance, we classified our fixed maturity securities as current or noncurrent based on their contractual maturities. In

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

connection with the adoption of the FASB OTTI guidance on April 1, 2009, we have determined that certain of these fixed maturity securities are available to support current operations and, accordingly, have classified such investments as current assets as of December 31, 2009 without regard to their contractual maturities. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

The unrealized gains or losses on our current and long-term equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities are written down to fair value and the loss is charged to other-than-temporary impairment losses recognized in income.

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. Rabbi trust assets are classified as trading, which are reported in other invested assets, current in the consolidated balance sheets. The change in the fair value of the trading portfolio rabbi trust assets during 2009, 2008 and 2007, which together with net investment income/loss from trading portfolio rabbi trust assets, totaled $1.5, $(6.5) and $2.4, respectively, is classified in general and administrative expense in the consolidated statement of income, consistent with the related deferred compensation expense.

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

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. The fair value of the collateral received amounted to $396.6 and $529.0 at December 31, 2009 and 2008, respectively. The value of the cash collateral delivered represented 103% of the market value of the securities on loans at both December 31, 2009 and 2008. Under the FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $174.9 and $160.7 at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include pharmacy sales, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $174.9 and $176.0 at December 31, 2009 and 2008, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

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

We account for income tax contingencies in accordance with FASB guidance that contains a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which all income tax positions must achieve before being recognized in the financial statements.

Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings and improvements, three to seven years for furniture and equipment, and three to five years for computer software. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized.

Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisitions method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.

FASB guidance requires that if the initial accounting for an acquisition is incomplete by the end of the reporting period in which the acquisition occurs, provisional amounts will be reported in the financial statements for the items for which the accounting is incomplete. During the measurement period, the provisional amounts recognized at the acquisition date will be retrospectively adjusted to reflect the new information obtained about

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the measurement period, we also will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date.

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market valuation approach. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analysis of WellPoint and other comparable companies. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangibles with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

Derivative Financial Instruments: In March 2008, the FASB issued additional guidance for disclosures about derivative instruments and hedging activities. The additional guidance requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under existing FASB derivatives and hedging guidance, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted the additional disclosure guidance on January 1, 2009 and its adoption did not have an impact on our consolidated financial position and results of operations.

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

From time to time, we may also purchase derivatives to hedge (on an economic basis) our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We generally do not designate these contracts as hedges in accordance with the guidance and, accordingly, the changes in fair value of these derivatives are recognized in income immediately.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2009, we believe there were no material concentrations of credit risk with any individual counterparty.

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

Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets. Furthermore, for fiscal years ending after December 15, 2008, FASB guidance requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates. We adopted the measurement date provisions on December 31, 2008, using the alternative transition method. In lieu of re-measuring plan assets at the beginning of 2008, the alternative transition method allows for the use of the September 30, 2007 measurement date with net periodic benefit costs for the period from October 1, 2007 to December 31, 2008 allocated proportionately between an adjustment of retained earnings and accumulated other comprehensive income (for the period from October 1, 2007 to December 31, 2007) and net periodic benefit cost for 2008 (for the period from January 1, 2008 to December 31, 2008). Accordingly, at December 31, 2008 we recorded reductions of $1.1 and $0.8 to retained earnings and accumulated other comprehensive income, respectively, to adopt the measurement date provisions of the FASB guidance. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with current and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next 12 months included in the benefit obligation exceeds the fair value of plan assets.

In September 2006, the FASB issued guidance related to accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements, which requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. We adopted the FASB guidance on January 1, 2008 and recorded a cumulative effect adjustment of $1.3 as a reduction of retained earnings effective January 1, 2008.

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

Share-Based Compensation: Our compensation philosophy provides for share-based compensation, including stock options and restricted stock awards, as well as an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. Through December 31, 2007, the employee stock purchase plan allowed for a purchase price per share which is 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the employee stock purchase plan allows for a purchase price per share which is 85% of the fair value of a share of common stock on the last trading day of the plan quarter. All share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. Our share-based employee compensation plans and assumptions are described in Note 14.

Advertising costs: We use print, broadcast and other advertising to promote our products. The cost of advertising is expensed as incurred and totaled $309.8, $216.3 and $219.5 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

3. Business Combinations and Divestitures

In December 2007, the FASB issued guidance for business combinations and noncontrolling interests in consolidated financial statements. We adopted the FASB guidance simultaneously on January 1, 2009. Adoption of the FASB guidance did not have an impact on our consolidated financial statements; however, these new standards significantly change the accounting for and reporting of business combinations and noncontrolling

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations and Divestitures (continued)

(minority) interest transactions completed after January 1, 2009. In addition, some of the provisions of the FASB guidance also impact the prospective accounting for business combinations and noncontrolling interest transactions completed prior to January 1, 2009. Significant changes from prior practice include the requirement that the fair value of the acquirer’s equity securities transferred as consideration be determined on the acquisition date; the requirement to expense acquisition related transaction and restructuring costs; the requirement that changes in acquired deferred tax valuation allowances and income tax uncertainties after the measurement period be expensed; and the need to recognize contingent consideration at its fair value on the acquisition date. The FASB guidance also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare manages benefits for approximately four million people and is expected to provide our customers with innovative dental products and enhanced customer service.

The acquisition was accounted for using the acquisition method of accounting. Accordingly, the results of operations of DeCare have been included in our consolidated results for periods following April 9, 2009.

Sale of PBM Business

On December 1, 2009, we sold our pharmacy benefits management subsidiaries, or PBM business, to Express Scripts, Inc., or Express Scripts, and received $4,675.0 in cash, subject to customary working capital adjustments. The pre-tax gain on the sale was $3,792.3. We also entered into a 10-year contract for Express Scripts to provide PBM services to our members. The results of operations of our PBM business have been included in our consolidated results through November 30, 2009.

Components of the gain on sale are as follows:

Proceeds	$4,675.0
Book value of PBM business	(696.6)
Other transaction costs	(186.1)

Pre-tax gain on sale	3,792.3
Tax expense	(1,431.1)

Net gain on sale	$2,361.2

Other transaction costs include charges for systems conversions, investment banking, legal and accounting services and employee related costs.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			12 Months or Less	Greater than 12 Months
December 31, 2009:
Fixed maturity securities:
United States Government securities	$715.4	$14.8	$(2.4)	$(0.2)	$727.6	$—
Government sponsored securities	632.8	8.3	(0.4)	—	640.7	—
States, municipalities and political subdivisions—tax-exempt	4,019.4	167.0	(5.7)	(34.4)	4,146.3	(0.5)
Corporate securities	6,219.3	352.2	(12.9)	(34.5)	6,524.1	(3.3)
Options embedded in convertible debt securities	88.3	—	—	—	88.3	—
Residential mortgage-backed securities	3,295.0	120.0	(7.9)	(47.0)	3,360.1	(9.0)
Commercial mortgage-backed securities	137.6	3.6	(0.1)	(4.9)	136.2	—
Other debt obligations	318.3	8.7	(1.1)	(21.9)	304.0	(5.7)

Total fixed maturity securities	15,426.1	674.6	(30.5)	(142.9)	15,927.3	$(18.5)

Equity securities	832.5	221.9	(11.2)	—	1,043.2

Total investments, available-for-sale	$16,258.6	$896.5	$(41.7)	$(142.9)	$16,970.5

December 31, 2008:
Fixed maturity securities:
United States Government securities	$544.5	$46.2	$(1.3)	$—	$589.4
Government sponsored securities	205.2	10.4	—	—	215.6
States, municipalities and political subdivisions—tax-exempt	3,880.9	78.9	(86.1)	(58.6)	3,815.1
Corporate securities	5,193.0	58.3	(355.7)	(121.9)	4,773.7
Options embedded in convertible debt securities	39.9	—	—	—	39.9
Residential mortgage-backed securities	3,527.3	114.1	(114.4)	(43.2)	3,483.8
Commercial mortgage-backed securities	169.5	—	(9.2)	(7.5)	152.8
Other debt obligations	379.6	0.2	(23.7)	(53.2)	302.9

Total fixed maturity securities	13,939.9	308.1	(590.4)	(284.4)	13,373.2
Equity securities	1,327.7	25.8	(234.8)	—	1,118.7

Total investments, available-for-sale	$15,267.6	$333.9	$(825.2)	$(284.4)	$14,491.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

At December 31, 2009, we owned $3,496.3 of mortgage-backed securities and $304.0 of asset-backed securities out of a total available-for-sale investment portfolio of $16,970.5. These securities included sub-prime and Alt-A securities with fair values of $107.5 and $285.9, respectively. These sub-prime and Alt-A securities had net unrealized losses of $14.8 and $38.1, respectively. The average credit rating of the sub-prime and Alt-A securities was “A” and “BBB”, respectively.

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2009:
Fixed maturity securities:
United States Government securities	18	$286.8	$(2.4)	3	$3.1	$(0.2)
Government sponsored securities	17	149.3	(0.4)	—	—	—
States, municipalities and political subdivisions—tax-exempt	162	417.6	(5.7)	185	314.8	(34.4)
Corporate securities	462	914.5	(12.9)	233	404.3	(34.5)
Residential mortgage-backed securities	219	439.0	(7.9)	128	256.1	(47.0)
Commercial mortgage-backed securities	7	9.8	(0.1)	14	39.9	(4.9)
Other debt obligations	24	112.5	(1.1)	49	61.0	(21.9)

Total fixed maturity securities	909	2,329.5	(30.5)	612	1,079.2	(142.9)
Equity securities	788	99.0	(11.2)	—	—	—

Total fixed maturity and equity securities	1,697	$2,428.5	$(41.7)	612	$1,079.2	$(142.9)

December 31, 2008:
Fixed maturity securities:
United States Government securities	8	$50.3	$(1.3)	—	$—	$—
Government sponsored securities	3	8.1	—	1	—	—
States, municipalities and political subdivisions—tax-exempt	447	1,212.5	(86.1)	132	200.6	(58.6)
Corporate securities	1,686	2,899.4	(355.7)	325	450.4	(121.9)
Residential mortgage-backed securities	247	514.8	(114.4)	246	103.8	(43.2)
Commercial mortgage-backed securities	53	104.3	(9.2)	26	48.5	(7.5)
Other debt obligations	57	155.4	(23.7)	53	137.1	(53.2)

Total fixed maturity securities	2,501	4,944.8	(590.4)	783	940.4	(284.4)
Equity securities	2,098	633.1	(234.8)	—	—	—

Total fixed maturity and equity securities	4,599	$5,577.9	$(825.2)	783	$940.4	$(284.4)

The weighted average credit rating of our fixed maturity securities was “AA” as of December 31, 2009. We continue to review our investment portfolios under our impairment review policy. Given the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,161.4	$1,168.3
Due after one year through five years	4,866.0	5,099.0
Due after five years through ten years	3,515.8	3,676.6
Due after ten years	2,450.3	2,487.1
Mortgage-backed securities	3,432.6	3,496.3

Total available-for-sale fixed maturity securities	$15,426.1	$15,927.3

The major categories of net investment income for the years ended December 31 are as follows:

	2009	2008	2007
Fixed maturity securities	$796.0	$805.2	$852.8
Equity securities	25.9	60.8	59.0
Cash and cash equivalents	15.0	69.4	128.8
Other	(2.7)	(55.0)	(2.6)

Investment income	834.2	880.4	1,038.0
Investment expense	(33.2)	(29.3)	(36.9)

Net investment income	$801.0	$851.1	$1,001.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31, are as follows:

	2009	2008	2007
Net realized gains/losses on investments:
Fixed maturity securities:
Gross realized gains from sales	$158.3	$37.7	$71.5
Gross realized losses from sales	(135.5)	(84.6)	(60.0)

Net realized gains/losses from sales of fixed maturity securities	22.8	(46.9)	11.5

Equity securities:
Gross realized gains from sales	116.5	143.1	277.6
Gross realized losses from sales	(81.5)	(114.8)	(23.4)

Net realized gains from sales of equity securities	35.0	28.3	254.2

Other realized gains/losses on investments	(1.4)	47.3	5.2

Net realized gains on investments	56.4	28.7	270.9
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(217.6)	(479.8)	(154.1)
Equity securities	(232.6)	(728.1)	(105.6)

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	(259.7)
Change in net unrealized gains/losses on investments:
Cumulative effect of adoption of FASB OTTI guidance	(143.1)	—	—
Fixed maturity securities	1,209.1	(669.5)	151.1
Equity securities	419.7	(371.7)	(155.6)

Total change in net unrealized gains/losses on investments	1,485.7	(1,041.2)	(4.5)
Deferred income tax (expense) benefit	(540.1)	378.8	6.7

Net change in net unrealized gains/losses on investments	945.6	(662.4)	2.2

Net realized gains/losses on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains/losses on investments	$551.8	$(1,841.6)	$13.4

During the year ended December 31, 2009, we sold $4,673.9 of fixed maturity and equity securities which resulted in gross realized losses of $217.0. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

period of time sufficient to allow for any anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments, (v) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vi) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

Other-than-temporary impairments recorded in 2009 and 2007 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair value remaining below cost for an extended period of time. There were no individually significant other-than-temporary impairment losses on investments by issuer during 2009 or 2007.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the year ended December 31, 2009.

The significant other-than-temporary impairments recognized during 2008 primarily related to our investments in Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Our equity securities at December 31, 2008 included investments in stock, largely preferred stock, of the U.S. government-sponsored enterprises Freddie Mac and Fannie Mae. Market concerns during the third quarter of 2008 related to those entities’ financial condition and liquidity prompted the U.S. government to seize control of Freddie Mac and Fannie Mae. Any potential recovery of the fair value of these securities was dependent on a number of factors and was not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired. Accordingly, during 2008, we recorded $135.0 and $106.6 of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively.

Our investments in fixed maturity securities included investments in Lehman at December 31, 2008. On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, was deemed remote and we recognized an other-than-temporary impairment of $90.2 during 2008.

In addition, other-than-temporary impairments recognized in 2008 included charges for fixed maturity securities and equity securities for which, due to credit downgrades and/or the extent and duration of their decline in fair value in light of the then current market conditions, we determined that the impairment was deemed other-than-temporary. These securities covered a number of industries, led by the banking and financial services sectors.

A primary objective in the management of the fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

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

At December 31, 2009 and 2008, no investments, other than investments in U.S. government agency securities, exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2009 and 2008 was $22.4 and $0.0 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 we had committed approximately $197.8 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2009 and 2008, securities with carrying values of approximately $230.4 and $241.7, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

During 2009, 2008 and 2007, we entered into securities lending programs. Securities on loan are included in the investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security upon completion of the transaction. The fair value of the collateral at December 31, 2009 and 2008 was $394.8 and $529.0, respectively. Income earned on security lending transactions for the years ended December 31, 2009, 2008 and 2007 was $1.8, $4.9 and $2.2, respectively.

5. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments is as follows:

	December 31, 2009
	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
Hedging instruments
Swaps	$1,775.0	Other noncurrent assets/Other noncurrent liabilities	$85.1	$(0.3)
Non-hedging instruments
Derivatives embedded in convertible debt securities	359.5	Fixed maturity securities	88.3	—
Credit default swaps	19.3	Equity securities	—	(0.2)
Options	—	Equity securities	—	—
Futures	—	Equity securities	—	—
Foreign currency derivatives	—	Other current assets	—	—

Subtotal non-hedging	378.8		88.3	(0.2)

Total derivatives	$2,153.8		$173.4	$(0.5)

For the years ended December 31, 2009, 2008 and 2007, we recognized net realized gains (losses) related to derivative financial instruments of $41.9, $(3.2) and $10.4, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Derivative Financial Instruments (continued)

Fair Value Hedges

During the year ended December 31, 2009, we entered into a fair value hedge with a total notional value of $600.0. The hedge is an interest rate swap agreement to receive a fixed 5.000% rate and pay a LIBOR-based floating rate and expires on January 15, 2011.

During the year ended December 31, 2008, we terminated two interest rate swaps of our fixed rate debt for which the counterparty was Lehman. As described in Note 4, Lehman filed for bankruptcy protection on September 15, 2008. We recognized a $2.1 impairment of these fair value hedges as net realized losses on investments during the year ended December 31, 2008, which is included in the total net realized losses related to derivative financial instruments of $3.2.

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

A summary of the effect of fair value hedges on our income statement for the year ended December 31, 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Swaps	Interest expense	$38.0	Fixed rate debt	Interest expense	$(38.0)

Cash Flow Hedges

During the year ended December 31, 2009, we entered into a series of forward starting pay fixed swaps with total outstanding notional amounts of $295.0. The objective of these series of hedges is to eliminate the variability of the cash flows in the interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swaps began to expire on a monthly basis on December 31, 2009; the final swap in the series expires on June 30, 2010.

In January 2009, we entered into forward starting pay fixed swaps with an aggregate notional amount of $800.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities issued in February 2009. These swaps were terminated in February 2009, and we paid a net $3.2, the net fair value at the time of termination. In addition, we recorded a loss of $2.1, net of tax, in other comprehensive income. Following the February 5, 2009 issuance of debt securities, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Derivative Financial Instruments (continued)

earnings, as an increase to interest expense. In addition, we have amounts recorded in accumulated other comprehensive income for certain forward starting pay fixed swaps that were terminated in prior years. The hedged debt securities have maturity dates ranging from 2014 to 2036.

The unrecognized loss for cash flow hedges included in accumulated other comprehensive income at December 31, 2009 was $10.8. As of December 31, 2009, the total amount of amortization over the next twelve months for all cash flow hedges will decrease interest expense by approximately $0.9.

A summary of the effect of cash flow hedges on our financial statements for the year ended December 31, 2009 is as follows:

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Forward starting pay fixed swaps	$(3.5)	Interest expense	$—	None	$—

Other fixed pay swaps	$—	Interest expense	$0.2	None	$—

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the year ended December 31, 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	2009
Derivatives embedded in convertible debt securities	Net realized gain on investments	$44.0
Credit default swaps	Net realized loss on investments	(1.0)
Options	Net realized loss on investments	(5.6)
Futures	Net realized gain on investments	3.3
Foreign currency derivatives	Net realized gain on investments	1.2

Total		$41.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value

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

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and residential mortgage-backed securities. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt and other fixed maturity securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or assumptions for benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2009 and 2008 that were material to the consolidated financial statements.

Equity securities, available-for-sale: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value (continued)

Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. Fair values are based on quoted market prices.

Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value to facilitate fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.

Derivatives—interest rate swaps: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

In addition, the following methods and assumptions were used to determine the fair value of each class of pension benefit plan assets and other benefit plan assets not defined above:

Mutual funds: Fair values are based on quoted market prices, which represent the net asset value, or NAV, of shares held.

Common and collective trusts: Fair values of common/collective trusts that replicate traded money market funds are based on cost, which approximates fair value. Fair values of common/collective trusts that invest in securities are valued at the NAV of the shares held, where the trust applies fair value measurements to the underlying investments to determine the NAV.

Partnership interests: Fair values are estimated based on the plan’s proportionate share of the undistributed partners’ capital as reported in audited financial statements of the partnership.

Contract with insurance company: Fair value of the contract in the insurance company general investment account is determined by the insurance company based on the fair value of the underlying investments of the account.

Investment in DOL 103-12 trust: Fair value is based on the plan’s proportionate share of the fair value of investments held by the trust, qualified as a Department of Labor Regulation 2520.103-12 entity, or DOL 103-12 trust, as reported in audited financial statements of the trust, where the trustee applies fair value measurements to the underlying investments of the trust.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis is as follows:

	Level I	Level II	Level III	Total
December 31, 2009:
Assets:
Cash equivalents	$4,461.0	$—	$—	$4,461.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	727.6	—	—	727.6
Government sponsored securities	—	640.7	—	640.7
States, municipalities and political subdivisions— tax-exempt	—	4,146.3	—	4,146.3
Corporate securities	—	6,292.4	231.7	6,524.1
Options embedded in convertible debt securities	—	88.3	—	88.3
Residential mortgage-backed securities	—	3,358.1	2.0	3,360.1
Commercial mortgage-backed securities	—	129.1	7.1	136.2
Other debt obligations	—	198.0	106.0	304.0

Total fixed maturity securities	727.6	14,852.9	346.8	15,927.3
Equity securities	980.4	58.3	4.5	1,043.2
Other invested assets, current	26.5	—	—	26.5
Securities lending collateral	305.3	89.5	—	394.8
Derivatives excluding embedded options (reported with other noncurrent assets)	—	85.1	—	85.1

Total	$6,500.8	$15,085.8	$351.3	$21,937.9

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$—	$(0.3)	$—	$(0.3)

December 31, 2008:
Cash equivalents	$1,544.0	$—	$—	$1,544.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	309.9	279.5	—	589.4
Government sponsored securities	—	215.6	—	215.6
States, municipalities and political subdivisions— tax-exempt	—	3,815.1	—	3,815.1
Corporate securities	—	4,582.6	191.1	4,773.7
Options embedded in convertible debt securities	—	39.9	—	39.9
Residential mortgage-backed securities	—	3,476.8	7.0	3,483.8
Commercial mortgage-backed securities	—	143.1	9.7	152.8
Other debt obligations	—	164.2	138.7	302.9

Total fixed maturity securities	309.9	12,716.8	346.5	13,373.2
Equity securities	1,029.7	77.8	11.2	1,118.7
Other invested assets, current	23.6	—	—	23.6
Securities lending collateral	235.5	293.5	—	529.0
Derivatives excluding embedded options (reported with other noncurrent assets)	—	122.1	—	122.1

Total	$3,142.7	$13,210.2	$357.7	$16,710.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2009 and 2008 is as follows:

	Corporate Securities	Residential Mortgage-backed Securities	Commercial Mortgage-backed Securities	Other Debt Obligations	States, Municipalities and Political Subdivisions-tax- exempt	Equity Securities	Total
Year Ended December 31, 2009:
Beginning balance at January 1, 2009	$191.1	$7.0	$9.7	$138.7	$—	$11.2	$357.7
Total gains (losses):
Recognized in net income	(4.6)	(1.7)	0.2	(50.7)	—	(1.2)	(58.0)
Recognized in accumulated other comprehensive income	30.1	1.2	(1.5)	46.5	—	(0.3)	76.0
Purchases, sales, issuances and settlements, net	(11.4)	(4.5)	(1.3)	(29.6)	—	(5.2)	(52.0)
Transfers into Level III	48.7	—	—	4.9	—	—	53.6
Transfers out of Level III	(22.2)	—	—	(3.8)	—	—	(26.0)

Ending balance at December 31, 2009	$231.7	$2.0	$7.1	$106.0	$—	$4.5	$351.3

Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2009	$(3.4)	$—	$—	$(39.9)	$—	$—	$(43.3)

Year Ended December 31, 2008:
Beginning balance at January 1, 2008	$0.9	$—	$—	$—	$—	$6.1	$7.0
Total gains (losses):
Recognized in net income	(20.0)	—	—	(25.3)	—	(0.3)	(45.6)
Recognized in accumulated other comprehensive income	(0.9)	(3.3)	0.3	(33.0)	—	(0.7)	(37.6)
Purchases, sales, issuances and settlements, net	(6.8)	—	(3.1)	(22.3)	(10.9)	0.1	(43.0)
Transfers into Level III	270.5	13.6	12.5	221.1	109.0	6.0	632.7
Transfers out of Level III	(52.6)	(3.3)	—	(1.8)	(98.1)	—	(155.8)

Ending balance at December 31, 2008	$191.1	$7.0	$9.7	$138.7	$—	$11.2	$357.7

Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2008	$(20.1)	$—	$—	$(24.3)	$—	$—	$(44.4)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value (continued)

During 2009 and 2008, certain securities, primarily certain mortgage-backed, asset-backed and corporate inverse floating rate securities, were thinly traded or not traded at all due to concerns in the securities markets and resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our acquisition of DeCare on April 9, 2009. On that date, we acquired net assets with a fair value of $82.8 and recorded goodwill with a fair value of $15.0, which was subsequently reduced to $14.4 resulting from purchase accounting adjustments. The net assets acquired and resulting goodwill were recorded at fair value using Level III inputs. The fair value of the net assets acquired was internally estimated based on a blend of the income approach and market value approach. The income approach estimates fair value based on calculations of discounted future cash flows using internal estimates for inputs, including, but not limited to, revenue and expense projections and discount rates. The market value approach estimates fair value based on the market prices of actual sales of similar assets and on asking prices for similar assets available for sale. Refer to Note 9, Goodwill and Other Intangible Assets, for disclosure of additional assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

In April 2009, the FASB issued guidance to determine fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The guidance was effective for us on April 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

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

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, income taxes payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Fair Value (continued)

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

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheets at December 31 are as follows:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$775.3	$775.3	$703.2	$703.2
Liabilities:
Debt:
Short-term borrowings	—	—	98.0	98.0
Commercial paper	500.6	500.6	897.6	897.6
Notes, term loan and capital leases	7,898.5	8,128.8	7,846.0	7,133.0

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2009	2008
Deferred tax assets relating to:
Retirement benefits	$425.9	$470.2
Accrued expenses	551.5	485.5
Alternative minimum tax and other credits	5.6	5.6
Insurance reserves	227.3	284.2
Net operating loss carryforwards	42.9	52.8
Bad debt reserves	110.0	96.5
Depreciation and amortization	4.4	14.4
State income tax	51.8	56.4
Deferred compensation	78.6	88.6
Investment basis difference	179.2	376.3
Unrealized losses on securities	—	277.7
Other	58.5	31.7

Total deferred tax assets	1,735.7	2,239.9
Valuation allowance	(11.2)	(12.8)

Total deferred tax assets, net of valuation allowance	1,724.5	2,227.1

Deferred tax liabilities relating to:
Unrealized gains on securities	263.1	—
Acquisition related:
Goodwill and other acquisition related liabilities	30.3	33.0
Trademarks and other non-amortizable intangibles	2,236.6	2,336.0
Subscriber base, provider and hospital networks	623.3	731.0
Internally developed software and other amortization differences	150.4	120.0
Investment basis difference	1.8	6.8
Retirement benefits	197.8	153.3
State deferred tax	43.0	46.1
Other	124.8	120.8

Total deferred tax liabilities	3,671.1	3,547.0

Net deferred tax liability	$(1,946.6)	$(1,319.9)

Deferred tax asset—current	$523.8	$779.0
Deferred tax liability—noncurrent	(2,470.4)	(2,098.9)

Net deferred tax liability	$(1,946.6)	$(1,319.9)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

The valuation allowance is primarily attributable to the uncertainty of alternative minimum tax credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced.

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2009	2008	2007
Current tax expense:
Federal	$2,516.2	$1,506.7	$1,963.1
State and local	87.1	125.9	116.9

Total current tax expense	2,603.3	1,632.6	2,080.0
Deferred tax expense (benefit)	53.8	(1,000.9)	(167.5)

Total income tax expense	$2,657.1	$631.7	$1,912.5

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$2,591.0	35.0%	$1,092.8	35.0%	$1,840.3	35.0%
State and local income taxes net of federal tax benefit	82.4	1.1	36.2	1.2	86.2	1.6
Tax exempt interest and dividends received deduction	(51.7)	(0.7)	(54.6)	(1.8)	(49.7)	(0.9)
Audit settlements	(12.9)	(0.2)	(480.6)	(15.4)	(10.0)	(0.2)
Sale of PBM	73.4	1.0	—	—	—	—
Other, net	(25.1)	(0.3)	37.9	1.2	45.7	0.9

Total income tax expense	$2,657.1	35.9%	$631.7	20.2%	$1,912.5	36.4%

During the year ended December 31, 2009, we completed the sale of our PBM business and recorded tax expense of $1,431.1 related to this sale. The components of the tax on the sale were $1,327.3 computed at the statutory federal rate, $30.4 for state and local taxes and $73.4 for other tax adjustments.

During the year ended December 31, 2008, we settled disputes with the Internal Revenue Service, or IRS, relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. The industry issues primarily related to the deduction of intangible assets provided in the Tax Reform Act of 1986 and the special deduction allowable to Blue Cross Blue Shield plans under certain circumstances. As a result of these settlements, gross unrecognized tax benefits were reduced by $391.1 and the consolidated results of operations were benefited by $289.5 through a reduction in income tax expense.

During the year ended December 31, 2008, our state deferred tax liabilities decreased by $49.7, resulting in a tax benefit, net of federal taxes of $32.3. This resulted from a lower effective tax rate due to changes in the composition of the apportionment factors in our combined state income tax returns.

The 2007 effective tax rate was favorably impacted by various audit settlements.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

We account for income tax contingencies in accordance with FASB guidance related to uncertainty in tax positions, which clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements.

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2009	2008
Balance at January 1	$159.1	$647.0
Additions for tax positions related to:
Current year	6.3	10.2
Prior years	2.9	13.1
Reductions related to:
Tax positions of prior year	(20.3)	(120.1)
Settlements with taxing authorities	(31.6)	(391.1)

Balance at December 31	$116.4	$159.1

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

As of December 31, 2009, $102.6 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included is $3.4 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2009 balance includes $2.8 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $(0.9), $(139.3) and $(27.8) in interest, respectively. The interest in 2009 is comprised of interest recorded in the income statement of $8.4 and interest reclassified to a liability account of $(9.3). We had accrued approximately $28.1 and $29.0 for the payment of interest at December 31, 2009 and 2008, respectively.

As of December 31, 2009, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on a number of factors, such as completion of negotiations with taxing authorities, the outcome of litigation and settlement of industry issues. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $0.0 to $(50.0).

We joined the IRS Compliance Assurance Program, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

As of December 31, 2009, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to pre-acquisition companies that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During 2007, pre-acquisition tax litigation for the year 1987 was settled favorably to us. As a result of the settlement, we were also able to settle with the IRS for the years 1991-2003. We also settled with the IRS in another pre-acquisition examination for the years 1995-1999. In all cases, the resultant tax and pre-acquisition interest were recorded as an adjustment to goodwill. In 2008, the U.S. Tax Court ruled against us. The case is currently pending in the Federal Court of Appeals and oral arguments are scheduled for February 2010.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2009, we had unused federal tax net operating loss carryforwards of approximately $122.7 to offset future taxable income. The loss carryforwards expire in the years 2015 through 2027. During 2009, 2008 and 2007 federal income taxes paid totaled $1,194.2, $1,700.2 and $1,587.4, respectively.

8. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2009	2008
Land and improvements	$51.9	$52.7
Building and components	384.4	388.5
Data processing equipment, furniture and other equipment	706.9	734.7
Computer software, purchased and internally developed	1,055.3	936.9
Leasehold improvements	161.6	169.7

	2,360.1	2,282.5
Accumulated depreciation and amortization	(1,260.5)	(1,228.0)

Property and equipment, net	$1,099.6	$1,054.5

Property and equipment includes assets purchased under noncancelable capital leases of $50.1 and $60.5 at December 31, 2009 and 2008, respectively. Total accumulated amortization on leased assets at December 31, 2009 and 2008 was $44.0 and $48.1, respectively. Depreciation expense for 2009, 2008 and 2007 was $107.1, $105.4 and $120.2, respectively. Amortization expense on leased assets, computer software and leasehold improvements for 2009, 2008 and 2007 was $184.3, $172.0 and $146.7, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2009, 2008 and 2007 of $158.8, $146.1 and $130.2, respectively. Capitalized costs related to the internal development of software of $820.2 and $656.0 at December 31, 2009 and 2008, respectively, are reported with computer software.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 19) for 2009 and 2008 is as follows:

	Commercial	Consumer	Other	Total
Balance as of December 31, 2007	$9,946.6	$3,321.0	$167.8	$13,435.4
Goodwill acquired	126.5	35.0	—	161.5
Purchase price allocation adjustments	(98.4)	(34.5)	(2.7)	(135.6)

Balance as of December 31, 2008	9,974.7	3,321.5	165.1	13,461.3
UniCare goodwill impairment	(41.0)	—	—	(41.0)
Sale of PBM business	—	—	(165.1)	(165.1)
Goodwill acquired	14.4	—	—	14.4
Purchase price allocation adjustments	(4.0)	(1.0)	—	(5.0)

Balance as of December 31, 2009	$9,944.1	$3,320.5	$—	$13,264.6

As required by FASB guidance, we completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2009, 2008 and 2007. The guidance also requires interim impairment testing to be performed when there is the existence of potential impairment indicators. These tests involve the use of estimates related to the fair value of the goodwill and intangible assets with indefinite lives. These tests required a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. The annual impairment tests are performed in the fourth quarter and, thus, are performed after the recognition of the impairments discussed in the following paragraphs.

As a result of a strategic action, on October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas. Under this agreement, HCSC offered guaranteed replacement coverage to our UniCare commercial group and individual members in those states. In the fourth quarter of 2009, commensurate with the expected transition of our Illinois and Texas UniCare commercial group and individual members to HCSC, we identified and recorded a pre-tax goodwill impairment charge of $41.0.

The goodwill in our Other segment related entirely to our PBM business that was sold to Express Scripts on December 1, 2009. Goodwill acquired in 2009 included $14.4 related to the DeCare acquisition. Goodwill adjustments in 2009 included a reduction of $3.6 related to the tax benefit on the exercise of stock options issued as part of various acquisitions and a decrease of $1.4 related to other purchase accounting adjustments.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets (continued)

The components of other intangible assets as of December 31 are as follows:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$3,128.6	$(1,394.8)	$1,733.8	$3,208.4	$(1,195.0)	$2,013.4
Provider and hospital networks	137.2	(35.1)	102.1	158.1	(48.5)	109.6
Other	54.0	(17.4)	36.6	32.0	(12.6)	19.4

Total	3,319.8	(1,447.3)	1,872.5	3,398.5	(1,256.1)	2,142.4
Intangible assets with indefinite life:
Blue Cross and Blue Shield and other trademarks	5,998.7	—	5,998.7	6,296.7	—	6,296.7
Provider relationships	271.5	—	271.5	271.5	—	271.5
Licenses	116.6	—	116.6	116.6	—	116.6

Total	6,386.8	—	6,386.8	6,684.8	—	6,684.8

Other intangible assets	$9,706.6	$(1,447.3)	$8,259.3	$10,083.3	$(1,256.1)	$8,827.2

Our PBM business, together with other business units, partially supported our UniCare tradenames that are recognized as indefinite lived intangible assets. These tradenames were not sold with the PBM business. Accordingly, after the sale of the PBM business, a portion of these tradenames was impaired as the cash flows from the remaining business units were not sufficient to fully support the carrying value of these intangible assets.

In addition, the UniCare tradenames are also partially supported by revenues generated from our UniCare subsidiaries, which among other products and services, sell health insurance products to commercial customers, as well as Medicare products to our Senior membership across the United States. We expect future revenues from these business units to decline in 2010, primarily due to a decline in our low margin auto-assigned membership associated with Medicare Part D as well as the transition of our Illinois and Texas UniCare commercial group and individual members to HCSC beginning on January 1, 2010.

During 2009, the PBM business sale, the expected decline in 2010 Medicare Part D auto-assigned membership and the member transition agreement with HCSC, triggered an impairment review of our UniCare tradenames, which are included in the Commercial and Consumer segments. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $219.6, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership. The valuation considered the expected future cash flows of all business units that support the affected tradenames.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets (continued)

In addition, during the first quarter of 2008, we revised our earnings guidance for 2008 primarily related to higher than anticipated medical costs, lower than expected fully-insured enrollment and the changing economic environment. As a result of this revised outlook, we performed an impairment test of our goodwill balances. No impairments were noted and no impairment charges were recorded.

As of December 31, 2009, estimated amortization expense for each of the five years ending December 31, is as follows: 2010, $242.5; 2011, $224.7; 2012, $204.9; 2013, $186.0; and 2014, $167.8.

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

The UGS Pension Plan is a defined benefit pension plan with a cash balance component. The UGS Pension Plan covers eligible employees of the affiliated companies that participate in the UGS Pension Plan. Effective January 1, 2004, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits previously accrued. Certain employees subject to collective bargaining and certain other employees who met grandfathering rules continue to accrue benefits.

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

We use a December 31 measurement date for determining benefit obligations and fair value of plan assets.

The following tables disclose consolidated “pension benefits”, which include the defined benefit pension plans described above, and consolidated “other benefits”, which include postretirement health and welfare benefits including life, medical, vision and dental benefits offered to certain employees. Calculations were computed using assumptions at the December 31 measurement dates.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Benefit obligation at beginning of year	$1,688.8	$1,761.0	$575.3	$560.7
Net effect of adoption of the year-end measurement date provisions	—	32.4	—	9.7
Service cost	22.2	30.1	7.2	5.8
Interest cost	91.4	99.9	31.9	33.0
Actuarial loss (gain)	67.8	(40.0)	31.6	12.6
Benefits paid	(140.5)	(194.6)	(28.0)	(46.5)
Business combinations	21.8	—	1.8	—

Benefit obligation at end of year	$1,751.5	$1,688.8	$619.8	$575.3

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$1,456.0	$2,081.2	$35.2	$46.5
Actual return on plan assets	268.1	(465.2)	12.4	(13.0)
Employer contributions	103.6	32.9	114.5	50.2
Benefits paid	(140.5)	(192.9)	(29.7)	(48.5)
Business combinations	16.3	—	—	—

Fair value of plan assets at end of year	$1,703.5	$1,456.0	$132.4	$35.2

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Noncurrent assets	$20.8	$—	$—	$—
Current liabilities	(4.9)	(2.9)	—	(3.2)
Noncurrent liabilities	(63.9)	(229.9)	(487.4)	(536.9)

Net amount at December 31	$(48.0)	$(232.8)	$(487.4)	$(540.1)

The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net period benefit costs are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Net actuarial loss	$555.1	$614.8	$162.9	$148.1
Prior service credit	(6.3)	(7.2)	(91.0)	(100.7)

Net amount at December 31	$548.8	$607.6	$71.9	$47.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $21.3 and $0.8, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $7.8 and $9.5, respectively.

The accumulated benefit obligation for the defined benefit pension plans was $1,742.8 and $1,686.4 at December 31, 2009 and 2008, respectively.

As of December 31, 2009, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $90.0, $87.8 and $23.2, respectively.

The assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.36%	5.64%	5.79%	5.73%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	7.00%	7.25%

The components of net periodic benefit (credit) cost included in the consolidated statements of income are as follows:

	2009	2008	2007
Pension Benefits
Service cost	$22.2	$30.1	$36.9
Interest cost	91.4	99.9	102.5
Expected return on assets	(142.8)	(154.8)	(153.2)
Recognized actuarial loss	2.2	0.1	0.5
Amortization of prior service cost	(0.8)	(0.9)	0.2
Curtailment (gain) loss	—	(1.4)	0.2

Net periodic benefit credit	$(27.8)	$(27.0)	$(12.9)

Other Benefits
Service cost	$7.2	$5.8	$7.2
Interest cost	31.9	33.0	33.9
Expected return on assets	(2.5)	(3.5)	(3.3)
Recognized actuarial loss	7.0	5.2	3.9
Amortization of prior service cost	(9.8)	(9.8)	(5.4)

Net periodic benefit cost	$33.8	$30.7	$36.3

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2009	2008	2007
Pension Benefits
Discount rate	5.64%	6.00%	5.90%
Rate of compensation increase	4.00%	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

Other Benefits
Discount rate	5.73%	6.10%	5.90%
Rate of compensation increase	4.00%	4.50%	4.50%
Expected rate of return on plan assets	7.25%	7.25%	7.11%

The assumed health care cost trend rate to be used for next year to measure the expected cost of other benefits is 8.50% with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2009 by $45.8 and would increase service and interest costs by $2.6. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $39.0 as of December 31, 2009 and would decrease service and interest costs by $2.2.

An important factor in determining our pension expense is the assumption for expected long-term rate of return on plan assets. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption.

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. We attempt to mitigate risk to the pension plan assets through our investment policy, which places limits on the overall mix, quality of investments, and concentrations in individual investments. Treasury futures in the portfolio are sometimes used as a substitute for physical securities. In addition to producing a reasonable return, the investment strategy seeks to minimize the volatility in employer expense and cash flow.

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The target allocation for pension benefit plan assets is 54% equity securities, 35% fixed maturity securities, and 11% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests and investments in trusts designed specifically for employee benefit plans. As of December 31, 2009, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in WellPoint common stock as of the measurement date.

Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2009 by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 6 for additional information regarding the definition of level inputs) are as follows:

	Level I	Level II	Level III	Total
Pension Benefit Assets:
Cash and cash equivalents	$—	$—	$—	$—
Equity securities:
U.S. securities	140.1	—	425.4	565.5
Foreign securities	146.8	—	—	146.8
Fixed maturity securities:
Government securities	61.2	18.3	—	79.5
Corporate bonds	—	166.5	0.5	167.0
Asset-backed securities	—	142.7	6.0	148.7
Other types of investments:
Mutual funds	22.1	—	—	22.1
Common and collective trusts	—	89.5	115.7	205.2
Partnership interests	—	—	161.7	161.7
Contract with insurance company	—	—	204.3	204.3
Other plan assets	—	—	2.7	2.7

Total pension benefit assets	$370.2	$417.0	$916.3	$1,703.5

Other Benefit Assets:
Cash and cash equivalents	$70.0	$—	$—	$70.0
Equity securities:
U.S. securities	12.7	—	10.9	23.6
Foreign securities	3.8	—	—	3.8
Fixed maturity securities:
Government securities	1.6	0.4	—	2.0
Corporate securities	—	4.3	—	4.3
Asset-backed securities	—	3.7	0.1	3.8
Other types of securities:
Common and collective trusts	—	2.3	3.0	5.3
Partnership interests	—	—	4.2	4.2
Investment in DOL 103-12 trust	—	15.4	—	15.4

Total other benefit assets	$88.1	$26.1	$18.2	$132.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Retirement Benefits (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the year ended December 31, 2009 is as follows:

	US Equity Securities	Corporate Fixed Maturity Securities	Asset Backed Securities	Common/ Collective Trusts	Partnership Interests	Insurance Company Contracts	Other Plan Assets	Total
Beginning balance at January 1, 2009	$313.9	$0.1	$6.5	$96.0	$93.9	$241.3	$—	$751.7
Actual return on plan assets:
Relating to assets still held at the reporting date	122.4	—	0.7	22.7	23.4	(17.5)	(1.6)	150.1
Purchases, sales, issuances and settlements, net	—	0.4	(1.3)	—	48.6	(19.5)	4.3	32.5
Transfers into Level III	—	—	0.2	—	—	—	—	0.2

Ending balance at December 31, 2009	$436.3	$0.5	$6.1	$118.7	$165.9	$204.3	$2.7	$934.5

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2009, no material contributions were necessary to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $188.6 to the retirement benefit plans. Employer contributions related to other benefits represent discretionary contributions and payments to retirees for current benefits.

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2010	$172.9	$41.0
2011	181.8	42.5
2012	185.1	44.3
2013	179.4	45.4
2014	159.6	46.0
2015 – 2019	768.5	248.0

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $111.0, $104.3 and $95.2 during 2009, 2008 and 2007, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2009	2008	2007
Gross medical claims payable, beginning of period	$6,184.7	$5,788.0	$5,290.3
Ceded medical claims payable, beginning of period	(60.3)	(60.7)	(51.0)

Net medical claims payable, beginning of period	6,124.4	5,727.3	5,239.3

Business combinations and purchase adjustments	2.8	—	15.2
Net incurred medical claims:
Current year	47,315.1	47,940.9	46,366.2
Prior years redundancies	(807.2)	(263.2)	(332.7)

Total net incurred medical claims	46,507.9	47,677.7	46,033.5

Net payments attributable to:
Current year medical claims	42,056.9	42,020.7	40,765.7
Prior years medical claims	5,157.6	5,259.9	4,795.0

Total net payments	47,214.5	47,280.6	45,560.7

Net medical claims payable, end of period	5,420.6	6,124.4	5,727.3
Ceded medical claims payable, end of period	29.9	60.3	60.7

Gross medical claims payable, end of period	$5,450.5	$6,184.7	$5,788.0

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

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2009, 2008 and 2007, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable (Unfavorable) Developments by Changes in Key Assumptions
	2009	2008	2007
Trend Factors	$466.1	$383.5	$350.3
Completion Factors	341.1	(120.3)	(17.6)

Total	$807.2	$263.2	$332.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Medical Claims Payable (continued)

The favorable development in 2009 resulted from completion factors developing more favorably than those used at December 31, 2008 due to recognition of faster claims processing, and trend factors for the most recent two months developing lower than initially anticipated. The key factors driving the favorable developments in these key assumptions are below:

•

The receipt cycle time (date of service to date of receipt) declined by 5% and the payment cycle time (date of receipt to date of payment) declined by 11%, for an overall decline in claims payment cycle times of 7% in 2009; and

•	More favorable claims recovery activity than anticipated.

The prior year redundancy in 2008 and 2007 was primarily driven by the favorable development of the trend factor assumption used for establishing the December 31, 2007 and 2006 medical claims payable, respectively, partially offset by a deficiency in the development of the completion factor assumption.

12. Debt

Short-term Borrowings

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at December 31, 2009 totaled $9.4, which is reported in “Investments available-for-sale—Equity securities” on the consolidated balance sheets. At December 31, 2009 and 2008, $0.0 and $98.0, respectively, of cash advances from the FHLBs was outstanding and is reported in “Short-term borrowings” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $230.5 at December 31, 2009, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Debt (continued)

Long-term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2009	2008
Senior unsecured notes:
4.250%, face amount of $300.0, due 2009	$—	$299.5
5.000%, face amount of $700.0, due 2011	698.7	697.3
6.375%, face amount of $350.0, due 2012	358.5	362.2
6.800%, face amount of $800.0, due 2012	846.2	856.5
5.000%, face amount of $500.0, due 2014	396.8	557.6
6.000%, face amount of $400.0, due 2014	532.9	—
5.250%, face amount of $1,100.0, due 2016	1,092.1	1,090.9
5.875%, face amount of $700.0, due 2017	692.1	691.1
7.000%, face amount of $600.0, due 2019	594.7	—
5.264%, face amount of $1,090.0, due 2022	—	526.7
5.950%, face amount of $500.0, due 2034	494.7	494.5
5.850%, face amount of $900.0, due 2036	889.3	889.0
6.375%, face amount of $800.0, due 2037	789.4	789.2
Surplus notes:
9.125%, face amount of $42.0, due 2010	42.0	41.9
9.000%, face amount of $25.1, due 2027	24.8	24.8
Variable rate debt:
Commercial paper program	500.6	897.6
Senior term loan	433.1	498.8
Capital leases, stated or imputed rates from 4.860% to 26.030% due through 2012	13.2	26.0

Total long-term debt	8,399.1	8,743.6
Current portion of long-term debt	(60.8)	(909.7)

Long-term debt, less current portion	$8,338.3	$7,833.9

In July 2009, May 2009 and March 2009, we repurchased $390.0, $300.0 and $400.0, respectively, of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash totaling $553.8 to repurchase the notes, which had a remaining carrying value of zero at December 31, 2009.

On February 5, 2009, we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under an updated shelf registration statement filed with the U.S Securities and Exchange Commission, or SEC, on December 12, 2008. The proceeds from this debt issuance were used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

On December 12, 2008, we filed an updated shelf registration statement with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Debt (continued)

regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries, repurchases of our common stock or the financing of possible acquisitions or business expansion.

On April 29, 2008, we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which were used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement, which was 3.250% at December 31, 2009.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0 and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.5, $1.6 and $1.8 in 2009, 2008 and 2007, respectively, and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2009 or 2008, or during the years then ended. At December 31, 2009, we had $2,392.0 available under this facility.

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

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2009 and 2008 was 0.34% and 5.33%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2009 and 2008 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2009, 2008 and 2007 was $409.2, $443.4 and $417.1, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of debt, including capital leases, are as follows: 2010, $603.4; 2011, $1,079.3; 2012, $1,204.7; 2013, $0.0; 2014, $929.7 and thereafter, $4,582.0.

13. Commitments and Contingencies

Litigation

Prior to the acquisition of WellPoint Health Networks Inc., or WHN, the group benefit operations, or GBO, of John Hancock Mutual Life Insurance Company, or John Hancock, entered into a number of reinsurance arrangements, including with respect to personal accident insurance and the occupational accident component of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. Similar reinsurance arrangements were entered into by John Hancock following WHN’s acquisition of the GBO of John Hancock. These various arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. We were in arbitration with John Hancock regarding these arrangements. The arbitration panel’s Phase I ruling addressed liability. In April 2007, the arbitration panel issued a Phase II ruling stating the amount we owe to John Hancock for losses and expenses John Hancock paid through June 30, 2006. The panel further outlined a process for determining our liability for losses and expenses paid after June 30, 2006, which liability has not yet been determined. We filed a Petition to Confirm, which was granted by the Court. John Hancock filed an appeal with the Seventh Circuit Court of Appeals. The Seventh Circuit upheld the order from the district court confirming the arbitration awards. John Hancock then filed a petition for rehearing en banc, which was unanimously denied by the Seventh Circuit. We reached a commutation and settlement agreement with John Hancock that resolves all past and potential future liability. The settlement did not have a material effect on our consolidated cash flows, financial condition or results of operations.

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

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State has appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008 and the parties are awaiting a ruling. In the Ormond suit, the company’s Motion to Dismiss was granted in part and denied in part on March 31, 2008. The court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified in the Ormond suit. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. We are seeking an appeal of this class certification order to the Sixth Circuit Court of Appeals. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to Out-of-Network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the ADA and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., Blue Cross of California and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. We filed a motion for summary judgment, which is pending. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

We currently are a defendant in eleven putative class actions relating to out-of-network reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint,Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an out-of-network licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint has been filed for the eleven cases. We filed a motion to dismiss, which is pending, and a motion to enjoin the claims brought by the M.D.s and D,O.s based on prior litigation releases. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies (continued)

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business, arising out of our operations and our revision of earnings guidance in 2008, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits, reviews and administrative proceedings include routine and special inquiries by state insurance departments, state attorneys general, the U.S. Attorney General and subcommittees of the U.S. Congress. Such investigations, audits, reviews and administrative proceedings could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.

Contractual Obligations and Commitments

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at December 31, 2009 was $392.9 over a six year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

We have entered into agreements with International Business Machines Corporation to provide information technology infrastructure services. Our remaining commitment under these contracts at December 31, 2009 was approximately $671.8 over a five year period. We have the ability to terminate these agreements upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2009, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

14. Capital Stock

Stock Incentive Plans

On March 15, 2006, our Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan, or the Plan, which was approved by our shareholders on May 16, 2006. On March 4, 2009, our Board of Directors approved an amendment and restatement of the Plan to increase the number of shares available by 33.0 shares, to rename the plan as the WellPoint Incentive Compensation Plan, or Incentive Plan, and to extend the term of the plan such that no awards may be granted on or after May 20, 2019, which was approved by our shareholders on May 20, 2009.

The Incentive Plan gives authority to the Compensation Committee of the Board of Directors to make incentive awards to our non-employee directors, employees and consultants, consisting of stock options, stock, restricted stock, restricted stock units, cash-based awards, stock appreciation rights, performance shares and performance units. The Incentive Plan, as amended and restated, increases the number of available shares for issuance to 60.1 shares, subject to adjustment as set forth in the Incentive Plan.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options granted in 2009 and 2008 vest over three years in equal semi-annual installments and generally have a term of seven years from the grant date. The stock options granted in 2007 generally vest over three years in equal semi-annual installments and have a term of ten years from the grant date.

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

For the years ended December 31, 2009, 2008 and 2007, we recognized share-based compensation cost of $153.6, $156.0 and $177.1, respectively, as well as related tax benefits of $52.8, $53.6 and $65.1, respectively.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	24.2	$62.36
Granted	6.8	30.33
Exercised	(2.5)	32.33
Forfeited or expired	(2.0)	61.77

Outstanding at December 31, 2009	26.5	56.98	5.0	$273.6

Exercisable at December 31, 2009	18.1	62.32	4.6	$121.3

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 amounted to $40.4, $54.4 and $609.6, respectively. We recognized tax benefits of $18.8, $22.0 and $240.3 in 2009, 2008 and 2007, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $21.5, $44.8 and $72.3, respectively. During the years ended December 31, 2009, 2008 and 2007 we received cash of $79.8, $70.5 and $723.7, respectively, from exercises of stock options.

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2009 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2009	1.3	$71.15
Granted	3.9	30.52
Vested	(0.6)	31.28
Forfeited	(0.4)	40.34

Nonvested at December 31, 2009	4.2	36.02

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

Fair Value

During the year ended December 31, 2009, we granted approximately 0.7 restricted stock units under the Incentive Plan that were contingent upon us achieving specified operating gain targets for 2009. We did not fully meet the specified operating targets and, accordingly, only 0.6 restricted stock units were issued under this performance plan.

As of December 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $38.1 and $60.8, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 and 13 months, respectively.

As of December 31, 2009, there were 38.5 shares of common stock available for future grants under the Incentive Plan.

We use a binomial lattice valuation model to estimate the fair value of all future stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on our stock and historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on our estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. We utilize the “multiple-grant” approach for recognizing compensation expense associated with each separately vesting portion of the share-based award.

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2009	2008	2007
Risk-free interest rate	1.79%	3.36%	4.56%
Volatility factor	37.00%	26.00%	22.00%
Dividend yield	—	—	—
Weighted-average expected life	4.0 years	4.0 years	4.4 years

The following weighted-average fair values were determined for the years ending December 31:

	2009	2008	2007
Options granted during the year	$9.44	$18.63	$21.88
Restricted stock and stock awards granted during the year	30.52	66.57	80.64
Employee stock purchases during the year	7.08	6.76	14.72

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Capital Stock (continued)

Employee Stock Purchase Plan

We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. No employee will be permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. Through December 31, 2007, the Stock Purchase Plan allowed for a purchase price per share of 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the plan quarter, or (ii) the last trading day of the plan quarter. Beginning January 1, 2008, the Stock Purchase Plan allowed for a purchase price per share of 85% of the fair value of a share of common stock on the last trading day of the plan quarter. During 2009, 2008, and 2007, 1.2, 1.3 and 0.9 shares of common stock, respectively, were purchased under the Stock Purchase Plan, resulting in $8.2, $9.0 and $13.3 of related compensation cost, respectively. As of December 31, 2009, there were approximately 7.1 shares of common stock available for issuance under the Stock Purchase Plan.

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open markets through negotiated transactions and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2009, we repurchased and retired approximately 57.3 shares at an average per share price of $46.02, for an aggregate cost of $2,638.4. During the year ended December 31, 2008, we repurchased and retired approximately 56.4 shares at an average per share price of $58.07, for an aggregate cost of $3,276.2. During the year ended December 31, 2007, we repurchased and retired approximately 76.9 shares at an average per share price of $79.99, for an aggregate cost of $6,151.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On March 5, 2009, our Board of Directors authorized an increase of $1,500.0 in our stock repurchase program. On October 23, 2009, our Board of Directors authorized an additional increase of $500.0 in our stock repurchase program, subject to completion of the Express Scripts transaction, and pending current market and industry conditions. As of December 31, 2009, $383.8 remained authorized for future repurchases. On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3,500.0. Subsequent to December 31, 2009, we repurchased and retired approximately 6.5 shares for an aggregate cost of approximately $415.8, leaving approximately $3,468.0 for authorized future repurchases at February 10, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at December 31 is as follows:

	2009	2008
Investments:
Gross unrealized gains	$896.5	$333.9
Gross unrealized losses	(153.7)	(1,109.6)

Net pretax unrealized gains (losses)	742.8	(775.7)
Deferred tax (liability) asset	(274.9)	277.3

Net unrealized gains (losses) on investments	467.9	(498.4)
Non-credit component of OTTI on investments:
Unrealized losses	(32.8)	—
Deferred tax asset	12.1	—

Net unrealized non-credit component of OTTI on investments	(20.7)	—

Cash flow hedges:
Gross unrealized losses	(16.5)	(13.2)
Deferred tax asset	5.7	4.7

Net unrealized losses on cash flow hedges	(10.8)	(8.5)

Defined benefit pension plans:
Deferred net actuarial loss	(555.1)	(614.6)
Deferred prior service credits	6.3	7.2
Adoption of FASB measurement date provisions	—	(0.2)
Deferred tax asset	222.1	247.1

Net unrecognized periodic benefit costs for defined benefit pension plans	(326.7)	(360.5)

Postretirement benefit plans:
Deferred net actuarial loss	(162.9)	(147.0)
Deferred prior service credits	91.0	100.7
Adoption of FASB measurement date provisions	—	(1.1)
Deferred tax asset	29.1	19.1

Net unrecognized periodic benefit costs for postretirement benefit plans	(42.8)	(28.3)

Foreign currency translation adjustment:
Gross unrealized gains	1.6	—
Deferred tax liability	(0.4)	—

Net unrealized gains on foreign currency translation adjustment	1.2	—

Accumulated other comprehensive income (loss)	$68.1	$(895.7)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income (Loss) (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2009	2008	2007
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax expense (benefit) of $690.8, $40.8 and $(10.6), respectively	$1,310.4	$97.2	$(5.1)
Reclassification adjustment for net realized (loss) gain on investment securities, net of tax (benefit) expense of $(138.6), $(419.6) and $3.9, respectively	(255.2)	(759.6)	7.3

Total reclassification adjustment on investments	1,055.2	(662.4)	2.2
Non-credit component of OTTI on investments:
Cumulative effect of adoption of FASB OTTI guidance, net of tax benefit of $54.2	(88.9)	—	—
Non-credit component of OTTI on investments, net of tax benefit of $12.1	(20.7)	—	—
Cash flow hedges:
Holding loss, net of tax benefit of $1.0, $0.2 and $1.6, respectively	(2.3)	(0.5)	(2.4)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense (benefit) of $15.0, $(266.1) and $67.4, respectively	19.3	(388.9)	106.2
Foreign currency translation adjustment, net of tax expense of $0.4	1.2	—	—

Net gain (loss) recognized in other comprehensive income, net of tax expense (benefit) of $500.3, $(645.1) and $59.1, respectively	$963.8	$(1,051.8)	$106.0

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

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$56,518.4	$56,416.6	$57,235.1	$57,177.8	$56,021.8	$55,957.5
Assumed	84.9	76.3	51.7	50.7	47.2	47.5
Ceded	(110.0)	(110.9)	(128.4)	(127.5)	(135.6)	(140.0)

Net premiums	$56,493.3	$56,382.0	$57,158.4	$57,101.0	$55,933.4	$55,865.0

Percentage of amount assumed to net premiums	0.2%	0.1%	0.1%	0.1%	0.1%	0.1%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Reinsurance (continued)

A summary of net premiums written and earned by segment (see Note 19) for the years ended December 31 is as follows:

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial	$34,147.6	$34,123.6	$34,957.6	$34,917.8	$35,093.9	$35,105.1
Consumer	16,213.8	16,126.8	16,325.0	16,372.8	15,348.1	15,249.5
Other	6,131.9	6,131.6	5,875.8	5,810.4	5,491.4	5,510.4

Net premiums	$56,493.3	$56,382.0	$57,158.4	$57,101.0	$55,933.4	$55,865.0

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2009	2008	2007
Direct	$46,652.1	$47,866.1	$46,145.7
Assumed	40.0	27.1	29.8
Ceded	(121.0)	(150.8)	(138.3)

Benefit expense	$46,571.1	$47,742.4	$46,037.2

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2009	2008
Policy liabilities, assumed	$41.1	$97.5
Unearned income, assumed	0.5	0.1
Premiums payable, ceded	23.3	41.7
Premiums receivable, assumed	6.8	13.1

17. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2009, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2010	$126.8
2011	111.7
2012	95.6
2013	86.6
2014	78.8
Thereafter	196.3

Total minimum payments required	$695.8

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2009, 2008 and 2007 was $220.7, $199.2 and $194.8, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2009	2008	2007
Denominator for basic earnings per share—weighted-average shares	476.3	519.8	593.4
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	4.2	3.2	8.6

Denominator for diluted earnings per share	480.5	523.0	602.0

During the years ended December 31, 2009, 2008 and 2007, weighted average shares related to certain stock options of 17.9, 17.5 and 4.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

19. Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other. Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products. We revised our reportable segments during the first quarter of 2008 in accordance with a new organizational structure implemented on January 1, 2008, which reflects how the chief operating decision maker evaluates the performance of our business. Segment disclosures for 2007 have been reclassified to conform to the 2009 and 2008 presentations.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our PBM business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal health care guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FASB segment reporting guidance, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

We define operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

health benefit products. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs.

Through our participation in various federal government programs, we generated approximately 19%, 20% and 17% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2009, 2008, and 2007, respectively. These revenues are contained in the Consumer and Other segments.

As a result of cost-reduction initiatives implemented during 2009, we recorded general and administrative expenses of $127.0, $23.6 and $21.0 for restructuring costs in the Commercial, Consumer and Other segments, respectively, for a total liability of $171.6, comprised of $123.7 and $47.9 for future payments of employee termination costs and lease and other contract exit costs, respectively. We made payments of $8.3 during the year ended December 31, 2009 related to the cost-reduction initiatives implemented during 2009.

As a result of cost-reduction initiatives implemented during 2008, we recorded general and administrative expenses of $4.1, $3.2 and $29.4 for employee termination costs in the Commercial, Consumer and Other segments, respectively, for a total liability of $36.7 for future payments of employee termination costs. We released $11.5 of the liability and made payments of $21.7 during the year ended December 31, 2009 related to the cost-reduction initiatives implemented during 2008.

As of December 31, 2009, a liability of $166.8 remained for future payments of employee termination costs, lease exit costs and other contract exit costs.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Year ended December 31, 2009
Operating revenue from external customers	$37,363.4	$16,141.8	$7,323.4	$60,828.6
Intersegment revenue	—	—	2,836.6	2,836.6
Elimination of intersegment revenue	—	—	(2,836.6)	(2,836.6)
Operating gain	2,430.3	1,279.7	469.4	4,179.4
Depreciation and lease amortization expense	—	—	291.4	291.4

Year ended December 31, 2008
Operating revenue from external customers	$38,009.3	$16,437.3	$7,132.6	$61,579.2
Intersegment revenue	—	—	2,572.8	2,572.8
Elimination of intersegment revenue	—	—	(2,572.8)	(2,572.8)
Operating gain	3,392.7	585.1	370.0	4,347.8
Depreciation and lease amortization expense	—	—	277.4	277.4

Year ended December 31, 2007
Operating revenue from external customers	$38,133.7	$15,285.7	$6,736.2	$60,155.6
Intersegment revenue	—	—	2,115.8	2,115.8
Elimination of intersegment revenue	—	—	(2,115.8)	(2,115.8)
Operating gain	3,855.9	789.1	339.2	4,984.2
Depreciation and lease amortization expense	—	—	266.9	266.9

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2009	2008	2007
Commercial
Managed care products	$32,955.1	$33,676.4	$33,853.0
Managed care services	3,167.9	3,078.3	3,011.2
Dental/Vision products and services	831.5	827.6	840.7
Other	408.9	427.0	428.8

Total Commercial	37,363.4	38,009.3	38,133.7

Consumer
Managed care products	16,126.8	16,372.8	15,249.5
Managed care services	15.0	64.5	36.2

Total Consumer	16,141.8	16,437.3	15,285.7

Other
Government services	6,465.9	6,222.5	5,945.8
Pharmacy products and services	681.3	716.2	674.5
Other	176.2	193.9	115.9

Total Other	7,323.4	7,132.6	6,736.2

Total revenues from external customers	$60,828.6	$61,579.2	$60,155.6

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

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2009	2008	2007
Reportable segments operating revenues	$60,828.6	$61,579.2	$60,155.6
Net investment income	801.0	851.1	1,001.1
Gain on sale of business	3,792.3	—	—
Net realized gains on investments	56.4	28.7	270.9
Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	(259.7)

Total revenues	$65,028.1	$61,251.1	$61,167.9

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2009	2008	2007
Reportable segments operating gain	$4,179.4	$4,347.8	$4,984.2
Net investment income	801.0	851.1	1,001.1
Gain on sale of business	3,792.3	—	—
Net realized gains on investments	56.4	28.7	270.9
Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	(259.7)
Interest expense	(447.4)	(469.8)	(447.9)
Amortization of other intangible assets	(266.0)	(286.1)	(290.7)
Impairment of goodwill and other intangible assets	(262.5)	(141.4)	—

Income before income taxes	$7,403.0	$3,122.4	$5,257.9

20. Related Party Transactions

WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. We received $0.6 from the Foundation for administrative services provided by our associates in 2009. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. A contribution of $10.0 was made to the Foundation in 2009; no contributions were made to the Foundation in 2008 or 2007. We have no current legal obligations for future commitments to the Foundation.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

21. Statutory Information (Unaudited)

Our insurance and HMO subsidiaries, excluding Blue Cross of California, report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, or statutory, which vary in certain respects from GAAP. Blue Cross of California is regulated by the California Department of Managed Health Care and reports its accounts in conformity with GAAP. Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

Our insurance and HMO subsidiaries that are subject to statutory reporting are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions’ insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC as well as state laws, regulations and general administrative rules.

Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the California Department of Managed Health Care.

Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, Blue Cross of California is subject to capital and solvency requirements as prescribed by the California Department of Managed Health Care. As of December 31, 2009 and 2008, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator.

Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding Blue Cross of California, was $7,659.8 and $7,121.3 at December 31, 2009 and 2008, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding Blue Cross of California, was $4,643.6, $2,719.8 and $3,091.4 for 2009, 2008 and 2007, respectively. GAAP equity of Blue Cross of California was $1,377.3 and $1,217.8 at December 31, 2009 and 2008, respectively. GAAP net income of Blue Cross of California was $450.5, $285.9 and $716.9 for the years ended December 31, 2009, 2008 and 2007, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2009
Total revenues	$15,143.3	$15,413.2	$15,425.1	$19,046.5
Income before income taxes	893.6	1,052.5	1,117.2	4,339.7
Net income	580.4	693.5	730.2	2,741.8

Basic net income per share	1.17	1.44	1.55	6.02
Diluted net income per share	1.16	1.43	1.53	5.95

2008
Total revenues	$15,553.7	$15,666.8	$14,961.0	$15,069.6
Income before income taxes	879.2	1,186.0	549.4	507.8
Net income	588.1	750.5	820.7	331.4

Basic net income per share	1.08	1.44	1.61	0.65
Diluted net income per share	1.07	1.44	1.60	0.65

23. Subsequent Events

In May 2009, the FASB issued subsequent events guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the SEC on February 18, 2010 and no events, other than those described in these notes, have occurred that require disclosure pursuant to such guidance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of WellPoint, Inc., or the Company, is responsible for establishing and maintaining effective internal control over financial reporting, or Internal Control, as such term is defined in the Securities Exchange Act of 1934, as amended. The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2009. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2009, and has also issued an audit report dated February 18, 2010, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included in this Annual Report on Form 10-K.

/s/ ANGELA F. BRALY	/s/ WAYNE S. DEVEYDT
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

We have implemented certain enhancements to our internal controls over financial reporting within our Senior business partly in response to CMS’ requests for corrective action plans in connection with the marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription drug plans. On September 9, 2009, CMS notified us that the sanctions have been lifted. However, we are not currently eligible to receive auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries. We continue to work with CMS to demonstrate that our operations related to the Medicare Part D LIS programs have been corrected so that we will again be allowed to participate in the Medicare Part D LIS auto-assignment process. While we have enhanced certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited WellPoint, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of WellPoint, Inc. and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 18, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,318.3	$362.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,163.0 and $28.0)	1,169.4	17.3
Equity securities (cost of $23.4 and $49.7)	27.7	45.2
Other invested assets, current	9.3	7.1
Other receivables	179.0	11.0
Income taxes receivable	93.5	177.2
Net due from subsidiaries	420.0	1,123.4
Securities lending collateral	32.9	18.2
Deferred tax assets, net	105.0	28.0
Other current assets	98.1	85.1

Total current assets	5,453.2	1,875.2
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $0.0 and $282.3)	—	258.1
Equity securities (cost of $7.1 and $7.3)	7.1	7.3
Other invested assets, long-term	394.2	340.7
Property and equipment, net	3.3	4.9
Deferred tax assets, net, non-current	277.5	385.5
Investment in subsidiaries	27,492.6	27,318.8
Other noncurrent assets	95.3	131.7

Total assets	$33,723.2	$30,322.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$358.1	$222.5
Securities trades pending payable	36.1	—
Securities lending payable	32.9	18.2
Current portion of long-term debt	52.5	892.4
Other current liabilities	232.8	116.6

Total current liabilities	712.4	1,249.7
Long-term debt	7,908.1	7,396.3
Other noncurrent liabilities	239.4	244.5

Total liabilities	8,859.9	8,890.5

Commitments and contingencies—Note 5

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 449,789,672 and 503,230,575	4.5	5.0
Additional paid-in capital	15,192.2	16,843.0
Retained earnings	9,598.5	5,479.4
Accumulated other comprehensive income (loss)	68.1	(895.7)

Total shareholders’ equity	24,863.3	21,431.7

Total liabilities and shareholders’ equity	$33,723.2	$30,322.2

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2009	2008	2007
Revenues
Net investment income	$35.8	$83.2	$110.2
Net realized (losses) gains on investments	(1.6)	(6.9)	13.4

Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(47.8)	(306.2)	(32.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	6.6	—	—

Other-than-temporary impairment losses recognized in income	(41.2)	(306.2)	(32.2)
Other revenue	0.4	0.4	0.4

Total revenues	(6.6)	(229.5)	91.8
Expenses
General and administrative expense	116.4	106.9	183.3
Interest expense	419.2	440.8	415.9

Total expenses	535.6	547.7	599.2

Loss before income tax credits and equity in net income of subsidiaries	(542.2)	(777.2)	(507.4)
Income tax credits	(227.8)	(359.3)	(179.3)
Equity in net income of subsidiaries	5,060.3	2,908.6	3,673.5

Net income	$4,745.9	$2,490.7	$3,345.4

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Consolidated Statements of Cash Flows

(In millions)	Year ended December 31
	2009	2008	2007
Operating activities
Net income	$4,745.9	$2,490.7	$3,345.4
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed earnings of subsidiaries	602.4	973.5	772.9
Net realized gains (losses) on investments	1.6	6.9	(13.4)
Other-than-temporary impairment losses recognized in income	41.2	306.2	32.2
Loss on disposal of assets	1.3	—	—
Deferred income taxes	11.2	(3.8)	(136.8)
Amortization, net of accretion	(1.6)	11.3	16.6
Depreciation	0.3	0.4	0.3
Share-based compensation	153.6	156.0	177.1
Excess tax benefits from share-based compensation	(9.6)	(16.0)	(153.3)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(62.2)	5.2	12.5
Other invested assets, current	(2.2)	1.9	21.3
Other assets	(13.5)	(68.4)	(32.5)
Amounts due to (from) subsidiaries	949.4	(859.1)	(155.5)
Accounts payable and accrued expenses	144.8	55.9	(33.6)
Other liabilities	124.4	(506.3)	(55.4)
Income taxes	84.0	(94.5)	58.8

Net cash provided by operating activities	6,771.0	2,459.9	3,856.6

Investing activities
Purchases of investments	(1,052.8)	(1,155.8)	(1,704.1)
Proceeds from sales, maturities and redemptions of investments	144.5	2,363.3	1,275.9
Capitalization of subsidiaries	(6.4)	(88.7)	(12.7)
Payment for settlement of cash flow hedge	(3.2)	—	—
Change in securities lending collateral	(14.7)	190.3	69.9
Other, net	(65.2)	84.5	(40.2)

Net cash (used in) provided by investing activities	(997.8)	1,393.6	(411.2)

Financing activities
Net (payment) proceeds from commercial paper borrowings	(397.0)	(900.6)	502.8
Proceeds from long-term borrowings	990.3	525.0	1,978.3
Repayment of long-term borrowings	(906.2)	(26.3)	(500.0)
Changes in securities lending payable	14.7	(190.3)	(69.9)
Change in bank overdrafts	(17.1)	(35.2)	(70.5)
Repurchase and retirement of common stock	(2,638.4)	(3,276.2)	(6,151.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	126.5	121.2	784.5
Excess tax benefits from share-based compensation	9.6	16.0	153.3

Net cash used in financing activities	(2,817.6)	(3,766.4)	(3,372.9)

Change in cash and cash equivalents	2,955.6	87.1	72.5
Cash and cash equivalents at beginning of year	362.7	275.6	203.1

Cash and cash equivalents at end of year	$3,318.3	$362.7	$275.6

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2009

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

2. Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $5,662.7, $3,882.1, and $4,446.4 during 2009, 2008, and 2007, respectively.

Investment in Subsidiaries

Capital contributions to subsidiaries were $6.4, $88.7, and $12.7 during 2009, 2008, and 2007, respectively.

Amounts Due to and From Subsidiaries

At December 31, 2009 and 2008 WellPoint reported $420.0 and $1,123.4 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets.

Sale of PBM Business

On December 1, 2009, certain subsidiaries of WellPoint sold their pharmacy benefits management subsidiaries, or PBM business, to Express Scripts, Inc., or Express Scripts, and received $4,675.0 in cash, subject to customary working capital adjustments. The pre-tax and after-tax gains on the sale were $3,792.3 and $2,361.2, respectively. The after-tax gain of $2,361.2 is included as equity in net income of subsidiaries in WellPoint’s parent company only income statement.

3. Derivative Financial Instruments

The information regarding derivative financial instruments contained in Note 5 of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

4. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	December 31
	2009	2008
Senior unsecured notes:
4.250%, face amount of $300.0, due 2009	$—	$299.5
5.000%, face amount of $700.0, due 2011	698.7	697.3
6.800%, face amount of $800.0, due 2012	846.2	856.5
5.000%, face amount of $500.0, due 2014	532.9	557.6
6.000%, face amount of $400.0, due 2014	396.8	—
5.250%, face amount of $1,100.0, due 2016	1,092.1	1,090.9
5.875%, face amount of $700.0, due 2017	692.1	691.1
7.000%, face amount of $600.0, due 2019	594.7	—
5.264%, face amount of $1,090.0, due 2022	—	526.7
5.950%, face amount of $500.0, due 2034	494.7	494.5
5.850%, face amount of $900.0, due 2036	889.3	889.0
6.375%, face amount of $800.0, due 2037	789.4	789.2
Variable rate debt:
Commercial paper program	500.6	897.6
Senior term loan	433.1	498.8

Total debt	7,960.6	8,288.7
Current portion of debt	(52.5)	(892.4)

Long-term debt, less current portion	$7,908.1	$7,396.3

In July 2009, May 2009 and March 2009, we repurchased $390.0, $300.0 and $400.0, respectively, of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash totaling $553.8 to repurchase the notes, which had a remaining carrying value of zero at December 31, 2009.

On February 5, 2009 we issued $400.0 of 6.000% notes due 2014 and $600.0 of 7.000% notes due 2019 under an updated shelf registration statement filed with the U.S Securities and Exchange Commission, or SEC, on December 12, 2008. The proceeds from this debt issuance were used for general corporate purposes, including, but not limited to, repayment of short-term debt and repurchasing shares of our common stock. The notes have a call feature that allows us to repurchase the notes at anytime at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

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

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

4. Long-Term Debt (continued)

On April 29, 2008, we borrowed $525.0 under a three-year senior term loan agreement, the proceeds of which were used for general corporate purposes. The interest rate on this term loan is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating, or (ii) the base rate as defined in the term loan agreement, which was 3.250% at December 31, 2009.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0 and matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment fees for the facility were $1.5, $1.6 and $1.8 in 2009, 2008 and 2007, respectively, and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of December 31, 2009 or 2008, or during the years then ended. At December 31, 2009, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2009 and 2008 was 0.34% and 5.33%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2009 and 2008 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2009, 2008, and 2007 was $368.9, $408.5, and $388.7, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of long-term debt are as follows: 2010, $553.1; 2011, $1,079.3; 2012, $846.2; 2013, $0.0; 2014, $929.7; and thereafter, $4,552.3.

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

Dated: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANGELA F. BRALY Angela F. Braly	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2010

/s/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2010

/s/ MARTIN L. MILLER Martin L. Miller	Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)	February 18, 2010

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Chairman of the Board	February 18, 2010

/s/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 18, 2010

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 18, 2010

/s/ SHEILA P. BURKE Sheila P. Burke	Director	February 18, 2010

/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	February 18, 2010

/s/ JULIE A. HILL Julie A. Hill	Director	February 18, 2010

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	February 18, 2010

/s/ VICTOR S. LISS Victor S. Liss	Director	February 18, 2010

Signature	Title	Date

/s/ WILLIAM G. MAYS William G. Mays	Director	February 18, 2010

/s/ RAMIRO G. PERU Ramiro G. Peru	Director	February 18, 2010

/s/ JANE G. PISANO, PH.D. Jane G. Pisano, Ph.D.	Director	February 18, 2010

/s/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	February 18, 2010

/s/ WILLIAM J. RYAN William J. Ryan	Director	February 18, 2010

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 18, 2010

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 18, 2010

/s/ JOHN E. ZUCCOTTI John E. Zuccotti	Director	February 18, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Stock and Interest Purchase Agreement dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-laws of the Company, amended effective October 23, 2009, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 28, 2009.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-laws of the Company, amended and restated effective October 23, 2009 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 28, 2005 (Registration No. 333-130743).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

(a) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.6).

(b) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.6).

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

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(f) Form of 6.000% Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(g) Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

4.8		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

10.2	*	WellPoint Incentive Compensation Plan as amended and restated effective May 20, 2009, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed June 8, 2009.

(a)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit Number	Exhibit

(b)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for Larry C. Glasscock under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58 (b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(c)    Form of Incentive Compensation Plan Restricted Stock Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58 (c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(d)    Form of Incentive Compensation Plan Restricted Stock Award Agreement for Annual Bonus over two times target under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58 (d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(e)    Form of Incentive Compensation Plan Restricted Stock Award Agreement with Larry C. Glasscock under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(f)     Form of Non-Qualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(f) to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(g)    Form of Restricted Stock Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(g) to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(h)    Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(i)     Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(j)     Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(k)    Form of Restricted Stock Unit Grant Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008.

(l)     Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(m)   Form of Restricted Stock Unit Grant Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(n)    Form of Performance Share Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number		Exhibit

10.3	*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a)    Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of April 1, 2009, incorporated by reference to Exhibit 10.4(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.5	*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.6	*	WellPoint Directed Executive Compensation Plan amended effective January 1, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7	*	WellPoint, Inc. Board of Directors Compensation Program, as amended March 1, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 3, 2010.

10.8	*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9	*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Exhibit Number		Exhibit

10.10	*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.11	*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007.

(a)    Amendment to Employment Agreement between WellPoint, Inc. and Angela F. Braly effective as of January 1, 2009, incorporated by reference to Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.12	*	Employment Agreement by and between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (with respect to Section 5(c) only), incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

10.13	*

(a)    Form of Employment Agreement between the Company and each of the following: Randal Brown; Ken R. Goulet; and, Samuel R. Nussbaum, M.D., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b)    Form of Employment Agreement between the Company and each of the following: Lori Beer; Wayne S. DeVeydt; and, Brian Sassi, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(c)    Form of Employment Agreement between the Company and each of the following: John Cannon; Bradley M. Fluegel; Dijuana Lewis; Cynthia S. Miller; and, Martin L. Miller, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.14		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.15		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 17, 2005 meeting, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.16		Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004.

10.17		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004.

Exhibit Number		Exhibit

10.18		Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997.

10.19	*	2009 Annual Salary Information for Chief Executive Officer and Named Executive Officers.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from WellPoint, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedule II, tagged as blocks of text .

*	Indicates management contracts or compensatory plans or arrangements.