Form 10-Q
period 2010-03-31
WELLPOINT, INC
filed 2010-04-28
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2010
Common Stock, $0.01 par value	427,187,403 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,526.2	$4,816.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,031.7 and $15,203.1)	15,601.1	15,696.9
Equity securities (cost of $793.9 and $799.1)	1,056.6	1,010.7
Other invested assets, current	19.3	26.5
Accrued investment income	170.7	172.8
Premium and self-funded receivables	3,298.6	3,281.0
Other receivables	1,038.1	879.5
Securities lending collateral	600.5	394.8
Deferred tax assets, net	481.6	523.8
Other current assets	1,323.8	1,268.6

Total current assets	27,116.5	28,070.7
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $222.4 and $223.0)	229.6	230.4
Equity securities (cost of $32.4 and $33.4)	31.9	32.5
Other invested assets, long-term	802.4	775.3
Property and equipment, net	1,144.5	1,099.6
Goodwill	13,265.7	13,264.6
Other intangible assets	8,177.8	8,259.3
Other noncurrent assets	412.5	393.0

Total assets	$51,180.9	$52,125.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,487.3	$5,450.5
Reserves for future policy benefits	59.4	62.6
Other policyholder liabilities	1,652.9	1,617.6

Total policy liabilities	7,199.6	7,130.7
Unearned income	1,117.7	1,050.0
Accounts payable and accrued expenses	2,686.7	2,994.1
Income taxes payable	380.8	1,228.7
Security trades pending payable	263.6	37.6
Securities lending payable	602.0	396.6
Current portion of long-term debt	759.9	60.8
Other current liabilities	1,800.2	1,775.2

Total current liabilities	14,810.5	14,673.7
Long-term debt, less current portion	7,630.4	8,338.3
Reserves for future policy benefits, noncurrent	663.8	664.6
Deferred tax liabilities, net	2,501.0	2,470.4
Other noncurrent liabilities	1,056.0	1,115.1

Total liabilities	26,661.7	27,262.1

Commitments and contingencies – Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 431,360,762 and 449,789,672	4.3	4.5
Additional paid-in capital	14,552.5	15,192.2
Retained earnings	9,795.6	9,598.5
Accumulated other comprehensive income	166.8	68.1

Total shareholders’ equity	24,519.2	24,863.3

Total liabilities and shareholders’ equity	$51,180.9	$52,125.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31
	2010	2009
(In millions, except per share data)
Revenues
Premiums	$13,909.9	$14,203.2
Administrative fees	952.9	941.5
Other revenue	5.9	154.0

Total operating revenue	14,868.7	15,298.7
Net investment income	201.1	197.1
Net realized gains (losses) on investments	48.4	(47.5)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(27.9)	(305.0)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	8.2	—

Other-than-temporary impairment losses recognized in income	(19.7)	(305.0)

Total revenues	15,098.5	15,143.3

Expenses
Benefit expense	11,381.4	11,724.4
Selling, general and administrative expense:
Selling expense	402.4	432.0
General and administrative expense	1,798.2	1,796.9

Total selling, general and administrative expense	2,200.6	2,228.9
Cost of drugs	—	112.4
Interest expense	99.4	116.1
Amortization of other intangible assets	60.7	67.9
Impairment of other intangible assets	21.1	—

Total expenses	13,763.2	14,249.7

Income before income tax expense	1,335.3	893.6
Income tax expense	458.5	313.2

Net income	$876.8	$580.4

Net income per share
Basic	$1.99	$1.17

Diluted	$1.96	$1.16

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2010	2009
(In millions)
Operating activities
Net income	$876.8	$580.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(48.4)	47.5
Other-than-temporary impairment losses recognized in income	19.7	305.0
(Gain) loss on disposal of assets	(0.5)	0.3
Deferred income taxes	40.2	(10.5)
Amortization, net of accretion	111.9	109.6
Impairment of other intangible assets	21.1	—
Depreciation expense	27.6	26.1
Share-based compensation	14.1	24.8
Excess tax benefits from share-based compensation	(21.6)	(0.7)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(279.8)	(486.1)
Other invested assets, current	7.0	13.8
Other assets	(74.5)	(7.5)
Policy liabilities	68.1	31.2
Unearned income	67.7	65.4
Accounts payable and accrued expenses	(288.8)	120.3
Other liabilities	(21.2)	16.8
Income taxes	(830.3)	347.1
Other, net	(12.0)	8.5

Net cash (used in) provided by operating activities	(322.9)	1,192.0

Investing activities
Purchases of fixed maturity securities	(1,642.1)	(2,051.0)
Proceeds from fixed maturity securities:
Sales	960.6	869.5
Maturities, calls and redemptions	1,213.7	289.5
Purchases of equity securities	(37.4)	(31.3)
Proceeds from sales of equity securities	45.6	168.4
Purchases of other invested assets	(28.8)	(18.8)
Proceeds from sales of other invested assets	7.4	0.9
Changes in securities lending collateral	(205.4)	54.9
Purchases of subsidiaries, net of cash acquired	(0.3)	(1.1)
Purchases of property and equipment	(120.2)	(68.9)
Proceeds from sales of property and equipment	3.1	0.2
Other, net	(4.3)	(3.2)

Net cash provided by (used in) investing activities	191.9	(790.9)

Financing activities
Net proceeds from (repayments of) commercial paper borrowings	0.1	(273.1)
Repayment of long-term borrowings	(15.1)	(228.1)
Proceeds from long-term borrowings	—	990.3
Net proceeds from short-term borrowings	—	2.0
Changes in securities lending payable	205.4	(54.9)
Changes in bank overdrafts	(50.8)	19.5
Repurchase and retirement of common stock	(1,388.4)	(681.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	69.5	17.9
Excess tax benefits from share-based compensation	21.6	0.7

Net cash used in financing activities	(1,157.7)	(206.9)
Effect of foreign exchange rates on cash and cash equivalents	(1.2)	—

Change in cash and cash equivalents	(1,289.9)	194.2
Cash and cash equivalents at beginning of period	4,816.1	2,183.9

Cash and cash equivalents at end of period	$3,526.2	$2,378.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
January 1, 2010	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	—	—	—	876.8	—	876.8
Change in net unrealized gains/losses on investments	—	—	—	—	99.2	99.2
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	—	—	—	—	(3.1)	(3.1)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	0.2	0.2
Change in net periodic pension and postretirement costs	—	—	—	—	3.4	3.4
Foreign currency translation adjustments	—	—	—	—	(1.0)	(1.0)

Comprehensive income						975.5
Repurchase and retirement of common stock	(20.9)	(0.2)	(708.5)	(679.7)	—	(1,388.4)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	—	68.8	—	—	68.8

March 31, 2010	431.4	$4.3	$14,552.5	$9,795.6	$166.8	$24,519.2

January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Net income	—	—	—	580.4	—	580.4
Change in net unrealized gains/losses on investments	—	—	—	—	152.6	152.6
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(2.2)	(2.2)
Change in net periodic pension and postretirement costs	—	—	—	—	(0.2)	(0.2)

Comprehensive income						730.6
Repurchase and retirement of common stock	(17.7)	(0.2)	(591.8)	(89.2)	—	(681.2)
Issuance of common stock under employee stock plans, net of related tax benefits	0.8	—	26.9	—	—	26.9

March 31, 2009	486.3	$4.8	$16,278.1	$5,970.6	$(745.5)	$21,508.0

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2010

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 33.8 medical members as of March 31, 2010. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventative services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

Some provisions of the health care reform legislation become effective this year including those that bar health insurance companies from placing lifetime limits on insurance coverage and those related to the increased restrictions on rescinding coverage. However, some of the more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in 2011.

Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department. Accordingly, while it is too early to fully understand the impacts of the legislation on our business, certain of the provisions are likely to have significant impacts on our future operations, which, in turn, could impact the value of our business model and results of operations. The Company will continue to evaluate the impact of this legislation as additional guidance is provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department.

In addition, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates could adversely affect our business, cash flows, financial condition and results of operations.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 have been recorded. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

Our benefit expense includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. Beginning January 1, 2010, we began classifying certain claims-related costs, which were historically classified as administrative expense, as benefit expense to better reflect costs incurred for our members’ traditional medical care as well as those expenses which improve our members’ health and medical outcomes. These reclassified costs are comprised of expenses incurred for: (i) medical management, including case and utilization management; (ii) health and wellness, including disease management services for such things as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy. These types of claims-related costs ultimately lower our members’ cost of care. Prior year amounts have been reclassified to conform to the new presentation.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $19.7 and $305.0 for the three months ended March 31, 2010 and 2009, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended

March 31, 2010 and 2009. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three months ended March 31, 2010.

A summary of current and long-term investments, available-for-sale, at March 31, 2010 and December 31, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
March 31, 2010:
Fixed maturity securities:
United States Government securities	$610.5	$14.0	$(0.7)	$(0.3)	$623.5	$—
Government sponsored securities	434.1	7.9	(0.1)	—	441.9	—
States, municipalities and political subdivisions - tax-exempt	4,157.7	160.6	(7.0)	(32.5)	4,278.8	—
Corporate securities	6,257.6	383.3	(10.9)	(14.5)	6,615.5	(0.9)
Options embedded in convertible debt securities	92.3	—	—	—	92.3	—
Residential mortgage-backed securities	3,219.0	127.4	(5.1)	(40.2)	3,301.1	(6.0)
Commercial mortgage-backed securities	148.2	5.2	—	(3.5)	149.9	—
Other debt obligations	334.7	10.5	(2.2)	(15.3)	327.7	(1.3)

Total fixed maturity securities	15,254.1	708.9	(26.0)	(106.3)	15,830.7	$(8.2)

Equity securities	826.3	270.9	(8.7)	—	1,088.5

Total investments, available-for-sale	$16,080.4	$979.8	$(34.7)	$(106.3)	$16,919.2

December 31, 2009:
Fixed maturity securities:
United States Government securities	$715.4	$14.8	$(2.4)	$(0.2)	$727.6	$—
Government sponsored securities	632.8	8.3	(0.4)	—	640.7	—
States, municipalities and political subdivisions - tax-exempt	4,019.4	167.0	(5.7)	(34.4)	4,146.3	(0.5)
Corporate securities	6,219.3	352.2	(12.9)	(34.5)	6,524.1	(3.3)
Options embedded in convertible debt securities	88.3	—	—	—	88.3	—
Residential mortgage-backed securities	3,295.0	120.0	(7.9)	(47.0)	3,360.1	(9.0)
Commercial mortgage-backed securities	137.6	3.6	(0.1)	(4.9)	136.2	—
Other debt obligations	318.3	8.7	(1.1)	(21.9)	304.0	(5.7)

Total fixed maturity securities	15,426.1	674.6	(30.5)	(142.9)	15,927.3	$(18.5)

Equity securities	832.5	221.9	(11.2)	—	1,043.2

Total investments, available-for-sale	$16,258.6	$896.5	$(41.7)	$(142.9)	$16,970.5

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

At March 31, 2010, we owned $3,451.0 of mortgage-backed securities and $327.7 of asset-backed securities out of a total available-for-sale investment portfolio of $16,919.2. These securities included sub-prime and Alt-A securities with fair values of $105.1 and $276.7, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $10.8 and $32.2, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “BB”, respectively.

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
March 31, 2010:
Fixed maturity securities:
United States Government securities	18	$130.6	$(0.7)	4	$5.0	$(0.3)
Government sponsored securities	14	82.9	(0.1)	—	—	—
States, municipalities and political subdivisions - tax-exempt	210	583.9	(7.0)	172	267.4	(32.5)
Corporate securities	436	893.7	(10.9)	130	258.0	(14.5)
Residential mortgage-backed securities	177	355.1	(5.1)	123	239.1	(40.2)
Commercial mortgage-backed securities	2	1.2	—	4	8.2	(3.5)
Other debt obligations	16	71.2	(2.2)	48	62.4	(15.3)

Total fixed maturity securities	873	2,118.6	(26.0)	481	840.1	(106.3)
Equity securities	628	71.2	(8.7)	—	—	—

Total fixed maturity and equity securities	1,501	$2,189.8	$(34.7)	481	$840.1	$(106.3)

December 31, 2009:
Fixed maturity securities:
United States Government securities	18	$286.8	$(2.4)	3	$3.1	$(0.2)
Government sponsored securities	17	149.3	(0.4)	—	—	—
States, municipalities and political subdivisions - tax-exempt	162	417.6	(5.7)	185	314.8	(34.4)
Corporate securities	462	914.5	(12.9)	233	404.3	(34.5)
Residential mortgage-backed securities	219	439.0	(7.9)	128	256.1	(47.0)
Commercial mortgage-backed securities	7	9.8	(0.1)	14	39.9	(4.9)
Other debt obligations	24	112.5	(1.1)	49	61.0	(21.9)

Total fixed maturity securities	909	2,329.5	(30.5)	612	1,079.2	(142.9)
Equity securities	788	99.0	(11.2)	—	—	—

Total fixed maturity and equity securities	1,697	$2,428.5	$(41.7)	612	$1,079.2	$(142.9)

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$992.4	$1,001.0
Due after one year through five years	4,895.6	5,161.1
Due after five years through ten years	3,561.1	3,731.5
Due after ten years	2,437.8	2,486.1
Mortgage-backed securities	3,367.2	3,451.0

Total available-for-sale fixed maturity securities	$15,254.1	$15,830.7

During the three months ended March 31, 2010, we sold $1,006.2 of fixed maturity and equity securities which resulted in gross realized gains of $56.1 and gross realized losses of $14.6. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

4. Derivative Instruments and Hedging Activities

In accordance with Financial Accounting Standards Board, or FASB, guidance, all investments in derivatives are recorded as assets or liabilities at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

designation thereon. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. We test for hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change.

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

From time to time, we may also purchase derivatives to hedge, on an economic basis, our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We generally do not designate these contracts as hedges in accordance with the guidance and, accordingly, the changes in fair value of these derivatives are recognized in income immediately.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At March 31, 2010, we believe there were no material concentrations of credit risk with any individual counterparty.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments at March 31, 2010 and December 31, 2009 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
March 31, 2010:
Hedging instruments
Swaps	$1,680.0	Other noncurrent assets/Other noncurrent liabilities	$90.4	$(0.2)
Non-hedging instruments
Derivatives embedded in convertible debt securities	384.0	Fixed maturity securities	92.3	—
Credit default swaps	22.1	Equity securities	—	(0.3)

Subtotal non-hedging instruments	406.1		92.3	(0.3)

Total derivatives	$2,086.1		$182.7	$(0.5)

December 31, 2009:
Hedging instruments
Swaps	$1,775.0	Other noncurrent assets/Other noncurrent liabilities	$85.1	$(0.3)
Non-hedging instruments
Derivatives embedded in convertible debt securities	359.5	Fixed maturity securities	88.3	—
Credit default swaps	19.3	Equity securities	—	(0.2)

Subtotal non-hedging instruments	378.8		88.3	(0.2)

Total derivatives	$2,153.8		$173.4	$(0.5)

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the effect of fair value hedges on our income statement for the three months ended March 31, 2010 and 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three Months Ended March 31, 2010:
Swaps	Interest expense	$11.6	Fixed rate debt	Interest expense	$(11.6)

Three Months Ended March 31, 2009:
Swaps	Interest expense	$8.1	Fixed rate debt	Interest expense	$(8.1)

Cash Flow Hedges

During the year ended December 31, 2009 and into the first quarter of 2010, we entered into a series of forward starting pay fixed swaps with total outstanding notional amounts of $200.0. The objective of this series of hedges is to eliminate the variability of the cash flows in the interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swaps start to expire on a monthly basis beginning on April 30, 2010; the final swap in the series expires on September 30, 2010.

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

The unrecognized losses for all cash flow hedges included in accumulated other comprehensive income at March 31, 2010 and December 31, 2009 were $10.6 and $10.8, respectively. As of March 31, 2010, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.4.

A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2010 and 2009 is as follows:

	Effective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Three Months Ended March 31, 2010:
Forward starting pay fixed swaps	$—	Interest expense	$0.2	None	$—

Other fixed pay swaps	$—	Interest expense	$0.2	None	$—

Three Months Ended March 31, 2009:
Forward starting pay fixed swaps	$(3.2)	Interest expense	$0.1	None	$—

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement and included in net realized gains on investments for the three months ended March 31, 2010 and 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Three Months Ended March 31, 2010:
Derivatives embedded in convertible debt securities	Net realized gain on investments	$7.0

Three Months Ended March 31, 2009:
Derivatives embedded in convertible debt securities	Net realized gain (loss) on investments	$9.4
Credit default swaps	Net realized gain (loss) on investments	2.0
Options	Net realized gain (loss) on investments	2.8
Futures	Net realized gain (loss) on investments	(3.4)

Total		$10.8

5. Fair Value

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

Transfers between Levels, if any, are recorded as of the beginning of the reporting period.

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, we designate all cash equivalents as Level I.

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

and residential mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt and other fixed maturity securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or assumptions for benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.

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

Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, for the determination of fair value to facilitate fair value measurements and disclosures.

Derivatives—interest rate swaps: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2010 and 2009 that were material to the consolidated financial statements.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 is as follows:

	Level I	Level II	Level III	Total
March 31, 2010:
Assets:
Cash equivalents	$3,098.0	$—	$—	$3,098.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	623.5	—	—	623.5
Government sponsored securities	—	441.9	—	441.9
States, municipalities and political subdivisions - tax-exempt	—	4,278.8	—	4,278.8
Corporate securities	—	6,379.8	235.7	6,615.5
Options embedded in convertible debt securities	—	92.3	—	92.3
Residential mortgage-backed securities	—	3,301.1	—	3,301.1
Commercial mortgage-backed securities	—	142.5	7.4	149.9
Other debt obligations	—	221.9	105.8	327.7

Total fixed maturity securities	623.5	14,858.3	348.9	15,830.7
Equity securities	1,024.7	59.3	4.5	1,088.5
Other invested assets, current	19.3	—	—	19.3
Securities lending collateral	538.8	61.7	—	600.5
Derivatives excluding embedded options (reported with other noncurrent assets)	—	90.4	—	90.4

Total	$5,304.3	$15,069.7	$353.4	$20,727.4

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$—	$(0.2)	$—	$(0.2)

December 31, 2009:
Assets:
Cash equivalents	$4,461.0	$—	$—	$4,461.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	727.6	—	—	727.6
Government sponsored securities	—	640.7	—	640.7
States, municipalities and political subdivisions - tax-exempt	—	4,146.3	—	4,146.3
Corporate securities	—	6,292.4	231.7	6,524.1
Options embedded in convertible debt securities	—	88.3	—	88.3
Residential mortgage-backed securities	—	3,358.1	2.0	3,360.1
Commercial mortgage-backed securities	—	129.1	7.1	136.2
Other debt obligations	—	198.0	106.0	304.0

Total fixed maturity securities	727.6	14,852.9	346.8	15,927.3
Equity securities	980.4	58.3	4.5	1,043.2
Other invested assets, current	26.5	—	—	26.5
Securities lending collateral	305.3	89.5	—	394.8
Derivatives excluding embedded options (reported with other noncurrent assets)	—	85.1	—	85.1

Total	$6,500.8	$15,085.8	$351.3	$21,937.9

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$—	$(0.3)	$—	$(0.3)

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2010 and 2009 is as follows:

	Corporate Securities	Residential Mortgage-backed Securities	Commercial Mortgage-backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended March 31, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	—	—	—	(1.6)	(0.8)	(2.4)
Recognized in accumulated other comprehensive income	4.9	—	0.5	4.1	0.8	10.3
Purchases, sales, issuances and settlements, net	(0.9)	(2.0)	(0.2)	(2.7)	—	(5.8)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—

Ending balance at March 31, 2010	$235.7	$—	$7.4	$105.8	$4.5	$353.4

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2010	$—	$—	$—	$(0.1)	$(0.8)	$(0.9)

Three Months Ended March 31, 2009:
Beginning balance at January 1, 2009	$191.1	$7.0	$9.7	$138.7	$11.2	$357.7
Total gains (losses):
Recognized in net income	(0.2)	—	—	(32.7)	(0.4)	(33.3)
Recognized in accumulated other comprehensive income	(10.6)	1.4	(1.0)	14.2	0.7	4.7
Purchases, sales, issuances and settlements, net	(11.2)	(0.4)	(0.3)	(6.6)	(4.9)	(23.4)
Transfers into Level III	18.9	—	—	—	—	18.9
Transfers out of Level III	(1.2)	—	—	—	—	(1.2)

Ending balance at March 31, 2009	$186.8	$8.0	$8.4	$113.6	$6.6	$323.4

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2009	$—	$—	$—	$—	$—	$—

There were no transfers between Levels I, II or III during the first quarter of 2010.

During the first quarter of 2009, certain mortgage-backed, asset-backed and corporate inverse floating rate securities were thinly traded due to concerns in the securities markets and resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$802.4	$802.4	$775.3	$775.3
Liabilities:
Debt:
Commercial paper	500.7	500.7	500.6	500.6
Notes, term loan and capital leases	7,889.6	8,230.5	7,898.5	8,128.8

The following methods and assumptions were used to estimate the fair value of each class of the following financial instruments:

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

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, income taxes payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table above.

6. Income Taxes

As of March 31, 2010, as further described below, certain of our tax years are being examined by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2010, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to our companies’ pre-acquisition years that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized.

During the three months ended March 31, 2010 and 2009, we recognized income tax expense of $458.5 and $313.2, respectively, which represents effective tax rates of 34.3% and 35.0%, respectively.

During the three months ended March 31, 2010, we made tax payments of $1,208.0 to the IRS, principally related to the gain we realized on the sale of our prescription benefits management, or PBM, business which occurred in the fourth quarter of 2009.

In March 2010, the Court of Appeals in the Seventh Circuit issued a decision ruling that various payments made to several states in prior years should be a deferred tax asset and not a current tax deduction for the year being litigated. The ruling did not have a material impact on our results of operations, financial position or cash flow.

7. Goodwill and Other Intangible Assets

In the first quarter of 2010, we recognized an impairment charge of $21.1 for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

8. Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$4.3	$5.5	$1.9	$1.8
Interest cost	22.2	22.7	8.7	7.9
Expected return on assets	(34.9)	(35.5)	(2.6)	(0.6)
Recognized actuarial loss	6.4	0.6	1.9	1.7
Amortization of prior service credit	(0.2)	(0.2)	(2.4)	(2.4)

Net periodic benefit (credit) cost	$(2.2)	$(6.9)	$7.5	$8.4

For the year ending December 31, 2010, no material contributions are expected to be necessary to meet the Employee Retirement Income Securities Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $15.0 were made to our retirement benefit plans during the three months ended March 31, 2010.

9. Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2010 or during the three months then ended. At March 31, 2010, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2010, we had $500.7 outstanding under this program. Commercial paper borrowings have been classified as long-term debt at March 31, 2010 and December 31, 2009 in accordance with FASB guidance for short-term obligations expected to be refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at March 31, 2010 totaled $9.4, which is reported in “Investments available-for- sale – Equity securities” on the consolidated balance sheets. There were no advances outstanding from the FHLBs under this facility as of March 31, 2010 or at any time during the three months then ended. Subsequent to March 31, 2010, we borrowed $100.0 under this facility for a two year term at a fixed rate of 1.43%. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $234.3 at March 31, 2010, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

Subsequent to March 31, 2010, we repaid our 9.125% surplus notes with a remaining outstanding face amount of $42.0.

10. Commitments and Contingencies

Litigation

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State has appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008 and the parties are awaiting a ruling. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified in the Ormond suit. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On November 4, 2009 a class was certified in the Mell suit. That class consisted of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed a notice of appeal. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

We are currently a defendant in eleven putative class actions relating to out-of-network reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint,Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an out-of-network licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint has been filed for the eleven cases. We filed a motion to dismiss, which is pending, and a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy based on prior litigation releases. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has recently placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

Contractual Obligations and Commitments

During 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at March 31, 2010 was $377.1 over a six year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our commitment under this agreement at March 31, 2010 was $1,222.7 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

11. Capital Stock

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, in private transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the three months ended March 31, 2010, we repurchased and retired approximately 20.9 shares at an average per share price of $62.22 (calculated including the final settlement shares of the accelerated share repurchase program discussed below), for an aggregate cost of $1,388.4. Under the share repurchase program, on February 24, 2010, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of shares, equal to $500.0, as determined by the dollar volume weighted average share price during a one to two month period. At March 31, 2010 we had repurchased 6.7 shares under the agreement and the counterparty is purchasing shares of our stock in the open market at prevailing market prices over the remaining term of the ASR. At the end of the term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted average price during the same period. The agreement allowed us to settle any negative final adjustment at our option in either cash or shares of our stock. Accordingly, we reported the effects of this agreement within shareholders’ equity. The shares repurchased under the ASR are included in the amount disclosed above as shares repurchased during the three months ended March 31, 2010. Subsequent to March 31, 2010, we repurchased an additional 1.3 shares, for a total of 8.0 shares repurchased pursuant to the ASR, and settled the agreement with our counterparty. The shares repurchased under the ASR subsequent to March 31, 2010 are included in the amount disclosed below as shares repurchased through April 15, 2010. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 shares at an average per share price of $38.55, for an aggregate cost of $681.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3,500.0. As of March 31, 2010, $2,495.4 remained authorized for future repurchases. Subsequent to March 31, 2010, we repurchased and retired approximately 4.2 shares for an aggregate cost of approximately $180.2, leaving approximately $2,315.2 for authorized future repurchases at April 15, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	26.5	$56.98
Granted	2.9	62.05
Exercised	(1.4)	37.12
Forfeited or expired	(0.8)	66.33

Outstanding at March 31, 2010	27.2	58.27	5.2	$304.7

Exercisable at March 31, 2010	18.6	63.08	4.8	$152.8

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2010 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2010	4.2	$36.02
Granted	1.6	62.05
Vested	(1.4)	39.25
Forfeited	(0.1)	37.12

Nonvested at March 31, 2010	4.3	44.56

12. Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31
	2010	2009
Denominator for basic earnings per share – weighted average shares	441.1	496.0
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	5.5	2.2

Denominator for diluted earnings per share	446.6	498.2

During the three months ended March 31, 2010 and 2009, weighted average shares related to certain stock options of 16.2 and 21.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2010, we issued approximately 1.6 restricted stock units under our stock incentive plans, 0.3 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2010. The 0.3 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Part D, Medicare Advantage, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs.

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our prescription benefits management, or PBM, business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal health care guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

As a result of cost-reduction initiatives implemented in 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. Activity related to these liabilities for the three months ended March 31, 2010 is as follows:

	Commercial	Consumer	Other	Total
Employee termination costs:
Beginning balance at January 1, 2010	$89.7	$19.6	$9.9	$119.2
Payments	(16.9)	(3.6)	(1.9)	(22.4)

Employee termination costs ending balance at March 31, 2010	72.8	16.0	8.0	96.8

Lease and other contract exit costs:
Beginning balance at January 1, 2010	31.8	3.2	9.1	44.1
Payments	(3.3)	—	(0.1)	(3.4)

Lease and other contract termination costs ending balance at March 31, 2010	28.5	3.2	9.0	40.7

Total 2009 cost-reduction initiatives ending balance at March 31, 2010	$101.3	$19.2	$17.0	$137.5

Financial data by reportable segment for the three months ended March 31, 2010 and 2009 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2010
Operating revenue from external customers	$9,103.8	$4,013.1	$1,751.8	$14,868.7
Operating gain (loss)	978.4	326.0	(17.7)	1,286.7
Three Months Ended March 31, 2009
Operating revenue from external customers	$9,367.5	$4,035.4	$1,895.8	$15,298.7
Intersegment revenue	—	—	715.2	715.2
Elimination of intersegment revenue	—	—	(715.2)	(715.2)
Operating gain	902.7	218.7	111.6	1,233.0

WellPoint, Inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31
	2010	2009
Reportable segments operating revenues	$14,868.7	$15,298.7
Net investment income	201.1	197.1
Net realized gains (losses) on investments	48.4	(47.5)
Other-than-temporary impairment losses recognized in income	(19.7)	(305.0)

Total revenues	$15,098.5	$15,143.3

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31
	2010	2009
Reportable segments operating gain	$1,286.7	$1,233.0
Net investment income	201.1	197.1
Net realized gains (losses) on investments	48.4	(47.5)
Other-than-temporary impairment losses recognized in income	(19.7)	(305.0)
Interest expense	(99.4)	(116.1)
Amortization of other intangible assets	(60.7)	(67.9)
Impairment of other intangible assets	(21.1)	—

Income before income tax expense	$1,335.3	$893.6

14. Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31
	2010	2009
Net income	$876.8	$580.4
Change in net unrealized gains/losses on investments	99.2	152.6
Change in non-credit component of other-than-temporary impairment losses on investments	(3.1)	—
Change in net unrealized gains/losses on cash flow hedges	0.2	(2.2)
Change in net periodic pension and postretirement costs	3.4	(0.2)
Foreign currency translation adjustments	(1.0)	—

Comprehensive income	$975.5	$730.6

15. Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements filed on Form 10-Q with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—March 31, 2010 Compared to March 31, 2009

V.	Cost of Care

VI.	Results of Operations—Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009 and the MD&A included in our 2009 Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2010 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2010 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2010. Also see Item 1A. Risk Factors in Part I of our 2009 Form 10-K and Part II of this Form 10-Q.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 33.8 million medical members as of March 31, 2010. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout much of the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2010 was $14.9 billion, a decrease of $430.0 million, or 3%, from the three months ended March 31, 2009. This decrease was primarily due to fully-insured membership declines, primarily in our Local Group business, resulting from the current economic conditions as well as certain UniCare members transitioning to Health Care Services Corporation, or HCSC, beginning January 1, 2010. In addition, the sale of our prescription benefit management business, or PBM business, and the loss in 2010 of the Medicare Part D auto-assigned Low-Income Subsidy, or Part D LIS, membership within our Senior business contributed to the operating revenue decline. These decreases were partially offset by higher premium revenue necessary to cover cost trends, which include health care costs and selling, general and administrative expenses. In addition, our operating revenue in 2010 also benefited from increased reimbursement in the Federal Employees Program, or FEP.

Net income for the three months ended March 31, 2010 was $876.8 million, a 51% increase from the three months ended March 31, 2009. The increase in net income was primarily driven by lower benefit expense, lower other-than-temporary impairment losses on investments recognized in income and increased realized gains on investments, partially offset by lower premiums. Our fully-diluted earnings per share, or EPS, was $1.96 for the three months ended March 31, 2010, which was a 69% increase over the EPS of $1.16 for the three months ended March 31, 2009. The increase in EPS resulted primarily from increased net income as well as the lower number of shares outstanding in 2010 due to share buy back activity under our share repurchase program.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them period-over-period. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider to be part of our core operating results. The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended March 31, 2010 and 2009.

	March 31		Change	% Change
	2010	2009
(in millions)
Net income	$876.8	$580.4	$296.4	51%
Less (net of tax):
Net realized gains (losses) on investments, net of tax expense (benefit) of $17.0 million and $(16.7) million, respectively	31.4	(30.8)	62.2
Other-than-temporary impairment losses on investments, net of tax benefit of $6.9 million and $107.4 million, respectively	(12.8)	(197.6)	184.8
Impairment of other intangible assets, net of tax benefit of $7.4 million and $0.0 million, respectively	(13.7)	—	(13.7)

Adjusted net income	$871.9	$808.8	$63.1	8%

EPS	$1.96	$1.16	$0.80	69%
Less (net of tax):
Net realized gains (losses) on investments	0.07	(0.06)	0.13
Other-than-temporary impairment losses on investments	(0.03)	(0.40)	0.37
Impairment of intangibles	(0.03)	—	(0.03)

Adjusted EPS	$1.95	$1.62	$0.33	20%

Operating cash flow for the three months ended March 31, 2010 was $(322.9) million, which included a $1.2 billion tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on our PBM sale on December 1, 2009. Operating cash flow for the three months ended March 31, 2009 was $1.2 billion, or 2.0 times net income. The decrease in operating cash flow from 2009 of $1.5 billion was driven primarily by the $1.2 billion tax payment, increased incentive compensation payments in 2010, reduction in Part D LIS membership and claims payment run-out associated with our UniCare transition in Texas and Illinois.

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

The Other segment includes our Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our PBM business until its sale to Express Scripts, Inc., or Express Scripts, on December 1, 2009, and also encompasses provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal healthcare guidance. Our Other segment also contains results from our Federal Government Solutions, or FGS, business. FGS business is comprised of the FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. Finally, the Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accounting Standards Board, or FASB, guidance for disclosures about segments of an enterprise and related information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses, including disease management programs. Other revenue was principally generated from member co-payments and deductibles associated with the mail-order sale of drugs by our PBM business prior to its sale on December 1, 2009.

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products, including PPO, HMO, POS and CDHP products, our aggregate cost of care can fluctuate based on a change in the overall mix of these products. In recent periods, we have seen an increase in COBRA coverage within these product offerings that can further impact our cost of care. COBRA is named for the Consolidated Omnibus Budget Reconciliation Act of 1986, which provides unemployed group members with coverage for up to 18 months after losing their job. On February 17, 2009, the American Recovery and

Reinvestment Act of 2009, or ARRA, was signed into law. ARRA originally provided for a temporary subsidy of COBRA premiums for individuals that were involuntarily terminated from employment (for reasons other than gross misconduct) between September 1, 2008 and February 28, 2010. The eligibility period has been extended twice and now runs through May 31, 2010. The COBRA subsidy under ARRA has caused more individuals to elect COBRA coverage.

Beginning January 1, 2010, we began classifying certain claims-related costs, which were historically classified as administrative expenses, as benefit expense to better reflect costs incurred for our members’ traditional medical care as well as those expenses which improve our members’ health and medical outcomes. These reclassified costs are comprised of expenses incurred for: (i) medical management, including case and utilization management; (ii) health and wellness, including disease management services for such things as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy. These types of claims-related costs ultimately lower our members’ cost of care. Prior year amounts have been reclassified to conform to the new presentation.

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

Our cost of drugs historically consisted of the amounts we paid to pharmaceutical companies for the drugs we sold to third parties via mail order through our PBM and specialty pharmacy companies until the sale of our PBM operations on December 1, 2009. This amount excluded the cost of drugs related to our members which is recorded in benefit expense. Our cost of drugs were influenced by the volume of prescriptions in our PBM business, as well as cost changes, driven by prices set by pharmaceutical companies and the mix of drugs sold. Following the sale of our PBM business, we no longer record any cost of drugs on our income statement as these third party mail order sales were part of the PBM business sold to Express Scripts.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management and health and wellness programs. Several economic factors related to health care costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. While we price our business so that expected premium yield exceeds total cost trends, where total cost trend includes health care costs and selling, general and administrative expenses, the potential effect of escalating health care costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in health care costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, as well as advances in medical technology may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventative services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

Some provisions of the health care reform legislation become effective this year including those that bar health insurance companies from placing lifetime limits on insurance coverage and those related to the increased restrictions on rescinding coverage. However, some of the more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in 2011.

Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department. Accordingly, while it is too early to fully understand the impacts of the legislation on our business, certain of the provisions are likely to have significant impacts on our future operations, which, in turn, could impact the value of our business model and results of operations. The Company will continue to evaluate the impact of this legislation as additional guidance is provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department.

In addition, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates could adversely affect our business, cash flows, financial condition and results of operations.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. During 2009, we experienced both fully-insured and self-funded membership declines. Given the current economic conditions in the U.S., it is expected that unemployment levels will remain high throughout 2010, which may impact our ability to increase or even maintain current membership levels. These membership trends could have a material adverse effect on our future results of operations.

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has recently placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

III.	Significant Transactions

Stock Repurchase Program

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, in private transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2010, we repurchased and retired approximately 20.9 million shares at an average per share price of $62.22 (calculated including the final settlement shares of the accelerated share repurchase program discussed below), for an aggregate cost of $1.4 billion. Under the share repurchase program, on February 24, 2010, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of our shares, equal to $500.0 million, as determined by the dollar volume weighted average share price during a one to two month period. At March 31, 2010 we had repurchased 6.7 million shares under the agreement and the counterparty is purchasing shares of our stock in the open market at prevailing market prices over the remaining term of the ASR. At the end of the term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted average price during the same period. The agreement allowed us to settle any negative final adjustment at our option in either cash or shares of our stock. Accordingly, we reported the effects of this agreement within shareholders’ equity. The shares repurchased under the ASR are included in the amount disclosed above as shares repurchased during the three months ended March 31, 2010. Subsequent to March 31, 2010, we repurchased an additional 1.3 million shares, for a total of 8.0 million shares repurchased pursuant to the ASR, and settled the agreement with our counterparty. The shares repurchased under the ASR subsequent to March 31, 2010 are included in the amount disclosed below as shares repurchased through April 15, 2010. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 million shares at an average per share price of $38.55, for an aggregate cost of $681.2 million. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. As of March 31, 2010, $2.5 billion remained authorized for future repurchases. Subsequent to March 31, 2010, we repurchased and retired approximately 4.2 million shares for an aggregate cost of approximately $180.2 million, leaving approximately $2.3 billion for authorized future repurchases at April 15, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

IV.	Membership—March 31, 2010 Compared to March 31, 2009

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas.

•

Local Group (including UniCare) consists of those employer customers with less than 5% of eligible employees located outside of the employer’s headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 2,500 eligible employees.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2010 and 2009. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31		Change	% Change
	2010	2009
(In thousands)
Medical Membership
Customer Type
Local Group	15,311	16,071	(760)	(5)%
Individual	1,987	2,235	(248)	(11)
National:
National Accounts	7,208	7,034	174	2
BlueCard	4,885	4,836	49	1

Total National	12,093	11,870	223	2
Senior	1,252	1,256	(4)	—
State-Sponsored	1,745	1,742	3	—
FEP	1,447	1,385	62	4

Total Medical Membership by Customer Type	33,835	34,559	(724)	(2)

Funding Arrangement
Self-Funded	18,801	18,646	155	1
Fully-Insured	15,034	15,913	(879)	(6)

Total Medical Membership by Funding Arrangement	33,835	34,559	(724)	(2)

Reportable Segment
Commercial	27,439	28,141	(702)	(2)
Consumer	4,949	5,033	(84)	(2)
Other	1,447	1,385	62	4

Total Medical Membership by Reportable Segment	33,835	34,559	(724)	(2)

Other Membership
Behavioral Health	23,444	23,525	(81)	—
Life and Disability	5,235	5,470	(235)	(4)
Dental[1]	4,131	4,374	(243)	(6)
Managed dental[1]	4,311	—	4,311	NM [2]
Vision	3,368	2,782	586	21
Medicare Part D	1,227	1,705	(478)	(28)

[1]

Dental membership as of March 31, 2010 includes DeCare Dental, LLC, or DeCare, members not included in managed dental membership, which were acquired on April 9, 2009. Managed dental membership includes members acquired through the DeCare acquisition for which we provide administrative services only.

[2]	NM = Not meaningful.

Medical Membership

During the twelve months ended March 31, 2010, total medical membership decreased 724,000, or 2%, primarily due to decreases in Local Group (including UniCare) and Individual businesses, partially offset by increases in our National Accounts, FEP and BlueCard membership. The majority of the decline was in our Local Group business and primarily reflects the loss of non-BCBSA-branded membership resulting from the transition of UniCare members to HCSC beginning January 1, 2010 as well as lapses and net unfavorable in-group change caused by higher unemployment resulting from the current economic conditions, partially offset by new sales. In-group enrollment change represents membership changes within a group that still remains our customer.

Self-funded medical membership increased 155,000, or 1%, primarily due to an increase in self-funded National Account membership resulting from additional sales and ongoing conversions to self-funded arrangements, partially offset by declines in self-funded Local Group membership resulting primarily from non-BCBSA-branded membership declines, including the transition of UniCare members to HCSC.

Fully-insured membership decreased 879,000 members, or 6%, primarily due to declines in fully-insured Local Group and National Accounts membership resulting from lapses and net unfavorable in-group enrollment change caused by higher unemployment, the transition of UniCare members to HCSC and reduced Individual membership due to the economic conditions, partially off-set by FEP membership increases.

Local Group membership decreased 760,000, or 5%, primarily due to membership declines in our non-BCBSA branded membership and, to a lesser extent, a decline in BCBSA-branded business. The majority of the non-BCBSA branded decline is due to the UniCare transition to HCSC. The BCBSA-branded business declines were primarily related to lapses and net unfavorable in-group enrollment changes associated with the current economic conditions partially offset by new sales.

Individual membership decreased 248,000, or 11%, due to the transition of UniCare members to HCSC, and, to a lesser extent, a decline in BCBSA-branded business, resulting from competitive pricing pressures and overall economic conditions.

National Accounts membership increased 174,000, or 2%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. These increases were partially offset by lapses and net unfavorable in-group enrollment changes due to the current economic conditions.

BlueCard membership increased 49,000, or 1%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership decreased 4,000, or less than 1%, primarily due to lower membership in Medicare Supplement plans, partially offset by increases in our Medicare Advantage plans.

State-Sponsored membership increased 3,000, or less than 1%, primarily due to growth in Indiana and Virginia, partially offset by lower membership in California resulting from state budgetary and administrative issues.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 81,000, or less than 1%, primarily due to higher unemployment resulting from the current economic downturn, partially offset by growth in certain products.

Life and disability membership decreased 235,000, or 4%, primarily due to the UniCare membership transition to HCSC beginning January 1, 2010. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 243,000, or 6%, primarily due to the UniCare membership transition to HCSC net unfavorable in-group enrollment changes and lapses due to the current economic conditions, partially offset by new sales to several groups and members acquired with DeCare on April 9, 2009.

Managed dental membership increased 4,311,000 reflecting our acquisition of DeCare on April 9, 2009.

Vision membership increased 586,000, or 21%, primarily due to continued sales and market penetration of our Blue View vision product, partially offset by lapses and net unfavorable in-group changes.

Medicare Part D membership decreased 478,000, or 28%, primarily reflecting the loss of the Part D LIS membership in 2010.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2010 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe our 2010 cost of care trend estimate of 8.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend continued to be driven by unit costs. Utilization is still a significant contributor to trend due to influences like H1N1 and increased COBRA membership that are still impacting our experience period. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. Developing trend indicates that approximately 85% of the inpatient trend is cost driven, while 15% is utilization driven. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as negotiated rate increases with hospitals. As we are successful in moving lower intensity procedures to lower cost outpatient services, the remaining inpatient procedures are of higher average intensity. Both the inpatient admission counts per thousand members and the inpatient day counts per thousand members were higher than the prior year. The average length of inpatient stays also increased over prior year levels. Respiratory admissions as well as knee/hip replacements represent a few of the categories contributing to the increased utilization. Continued clinical management and re-contracting efforts are in place to help mitigate the inpatient trend increases. Programs such as the enterprise-wide enhanced 360º Health care management programs, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource, continue to aid our members in accessing the most comprehensive and appropriate care available. Focused review efforts are in place for inpatient behavioral health stays, neo-natal intensive care unit cases, and spinal surgery cases, among others. Additionally, we have introduced new programs related to readmission management, focused utilization management at high costs facilities and post-discharge follow-up care.

Outpatient trend was in the low double digit range and was 60% cost driven and 40% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is higher than prior year. The increase is spanning multiple categories of outpatient care. ER management programs, behavioral health reviews and initiatives to help optimize site of service decisions are serving to encourage appropriate utilization of outpatient services. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management, specialty pharmacy reviews and myocardial perfusion imaging is aiding our efforts to mitigate trend increases.

Physician services trend was in the mid single digit range and was 40% cost driven and 60% utilization driven. Increases in the physician care category were partially driven by contracting changes as well as increased utilization in late 2009 related to H1N1. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the low double digit range and was 80% unit cost (cost per prescription) related and 20% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures were mitigated by increases in our generic usage rates, benefit plan design changes and continued management of contracting arrangements and fee schedules. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. Expansion continues on 360º Health, which assists patients in navigating the health care system, using their health benefits and accessing the most comprehensive and appropriate care available. Additionally, our Resolution Health, Inc. subsidiary is allowing us to fully integrate their suite of products aimed to improve healthcare quality and reduce healthcare costs. As an example, My Health Advantage is a Resolution Health product that uses market-leading technology to analyze medical claims, pharmacy claims, lab results, benefits plan information and personal health information to identify opportunities to help close gaps between recommended care and the care that members actually receive. Furthermore, the sale of our PBM business and the resulting strategic alliance with Express Scripts is bringing with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art PBM services.

VI.	Results of Operations—Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Our consolidated results of operations for the three months ended March 31, 2010 and 2009 are discussed in the following section.

	Three Months Ended March 31
	2010	2009	$ Change	% Change
(In millions, except per share data)
Premiums	$13,909.9	$14,203.2	$(293.3)	(2)%
Administrative fees	952.9	941.5	11.4	1
Other revenue	5.9	154.0	(148.1)	(96)

Total operating revenue	14,868.7	15,298.7	(430.0)	(3)
Net investment income	201.1	197.1	4.0	2
Net realized gains (losses) on investments	48.4	(47.5)	95.9	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(27.9)	(305.0)	277.1	(91)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	8.2	—	8.2	NM	[1]

Other-than-temporary impairment losses recognized in income	(19.7)	(305.0)	285.3	(94)

Total revenues	15,098.5	15,143.3	(44.8)	—
Benefit expense	11,381.4	11,724.4	(343.0)	(3)
Selling, general and administrative expense:
Selling expense	402.4	432.0	(29.6)	(7)
General and administrative expense	1,798.2	1,796.9	1.3	—

Total selling, general and administrative expense	2,200.6	2,228.9	(28.3)	(1)
Cost of drugs	—	112.4	(112.4)	(100)
Interest expense	99.4	116.1	(16.7)	(14)
Amortization of other intangible assets	60.7	67.9	(7.2)	(11)
Impairment of other intangible assets	21.1	—	21.1	NM	[1]

Total expenses	13,763.2	14,249.7	(486.5)	(3)

Income before income tax expense	1,335.3	893.6	441.7	49
Income tax expense	458.5	313.2	145.3	46

Net income	$876.8	$580.4	$296.4	51

Average diluted shares outstanding	446.6	498.2	(51.6)	(10)%
Diluted net income per share	$1.96	$1.16	$0.80	69%
Benefit expense ratio[2]	81.8%	82.5%		(70	)bp3
Selling, general and administrative
expense ratio[4]	14.8%	14.6%		20bp	[3]
Income before income taxes as a percentage of total revenue	8.8%	5.9%		290bp	[3]
Net income as a percentage of total revenue	5.8%	3.8%		200bp	[3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $293.3 million, or 2%, to $13.9 billion in 2010, primarily due to fully-insured membership declines in our Local Group business, resulting from the current economic conditions as well as certain UniCare members transitioning to HCSC beginning January 1, 2010. In addition, the loss in 2010 of the Part D LIS membership within our Senior business contributed to the decline in premiums. These decreases were partially offset by higher premium revenues necessary to cover cost trends, as discussed above, increased reimbursement in the FEP program and increased membership in our Senior Medicare Advantage business and certain State-Sponsored programs.

Administrative fees increased $11.4 million, or 1%, to $952.9 million in 2010, primarily due to increased membership and revenue in our self-funded National Accounts, and revenue from DeCare which was acquired on April 9, 2009. These increases were partially offset by reductions of certain PBM related revenues earned in 2009 and lower revenues in our NGS Medicare business.

The majority of other revenue was historically comprised of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies to third party clients. We sold our PBM business to Express Scripts on December 1, 2009, including third party mail order sales, and will not record other revenue for this business in 2010. Other revenue of $5.9 million recorded in 2010 is primarily associated with miscellaneous activities.

Net investment income increased $4.0 million, or 2%, to $201.1 million in 2010, primarily resulting from increased investment balances.

A summary of our net realized gains (losses) on investments for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31
	2010	2009	$ Change
(In millions)
Net realized gains (losses) on investments
Net realized gains (losses) from the sale of fixed maturity securities	$43.1	$(9.9)	$53.0
Net realized gains (losses) from the sale of equity securities	5.4	(37.3)	42.7
Other net realized losses on investments	(0.1)	(0.3)	0.2

Net realized gains (losses) on investments	48.4	(47.5)	95.9

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(9.1)	(169.7)	160.6
Other-than-temporary impairment losses – fixed maturity securities	(10.6)	(135.3)	124.7

Other-than-temporary impairment losses recognized in income	(19.7)	(305.0)	285.3

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income	$28.7	$(352.5)	$381.2

Net realized gains on investments increased in 2010 primarily due to increased gains from the sale of fixed maturity securities and reduced net realized losses from the sale of equity securities.

Other-than-temporary impairment losses recognized in income decreased in 2010. Other-than-temporary impairment losses recognized in income in 2009 were related to both impairment of fixed maturity securities, primarily from declines in credit ratings, and impairment of equity securities due to declines in stock prices. There were no individually significant other-than-temporary impairments of investments by issuer during the three months ended March 31, 2010 or 2009.

Benefit expense decreased $343.0 million, or 3%, to $11.4 billion in 2010, primarily due to fully-insured membership declines in our Local Group business, including certain UniCare members transitioning to HCSC beginning January 1, 2010. In addition, the 2010 loss of the Part D LIS membership within our Senior business contributed to the decline in benefit expense. Finally, lower benefit expense in certain State-Sponsored programs resulting from operational changes, including provider capitation in California, decreased benefit expense. These decreases were partially offset by increases in benefit costs in our Local Group BCBSA-branded, Senior Medicare Advantage and FEP businesses. We receive reimbursement for FEP costs plus a fee. The increase in Local Group BCBSA-branded benefit expense was driven by higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership year over year. Medicare Advantage increases were due to higher membership.

Our benefit expense ratio decreased 70 basis points to 81.8% in 2010, due to improvements in both our Consumer and Commercial segments. The Consumer segment benefited from improvement in State-Sponsored programs, primarily in California. The decline in the Consumer segment benefit expense ratio was also driven by improvements in our Senior business, primarily due to the loss in 2010 of the Part D LIS members, which have historically higher benefit ratios. Improvements in the Commercial segment were primarily related to our Local Group BCBSA-branded business, which reflected disciplined pricing and lower flu-related costs.

Selling, general and administrative expense decreased $28.3 million, or 1%, to $2.2 billion in 2010. Our selling, general and administrative expense decreased due to lower selling expenses and compensation costs, partially offset by increases in outside services. The selling expense decline included reduced amounts related to our UniCare business that transitioned to HCSC. Our 2010 general and administrative expenses do not include the administrative expenses formerly incurred by our PBM business, as these operations were sold to Express Scripts in December 2009. The expenses associated with administering PBM products to our medical members are now reflected in the drug prices charged to us by Express Scripts as part of our ten year contract and are included in benefit expense described above. While overall selling, general and administrative expense decreased, our selling, general and administrative expense ratio increased 20 basis points to 14.8% in 2010, primarily due to a decline in operating revenue.

Cost of drugs sold decreased $112.4 million, or 100%, due to no PBM activity in 2010 as compared to 2009, resulting from the sale of our PBM business to Express Scripts on December 1, 2009. These cost of drugs sold were associated with other revenue generated from mail order sales of drugs to third parties. Following the sale of our PBM business, we do not record any cost of drugs on our income statement.

Interest expense decreased $16.7 million, or 14%, to $99.4 million in 2010, primarily due to lower debt balances and lower short term rates on floating rate debt.

Amortization of other intangible assets decreased $7.2 million, or 11%, to $60.7 million in 2010, primarily due to reduced balances of certain amortizable intangible assets acquired in prior years.

In the first quarter of 2010, we recognized an impairment charge of $21.1 million for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

Income tax expense increased $145.3 million, or 46%, to $458.5 million in 2010. The effective tax rates in 2010 and 2009 were 34.3% and 35.0%, respectively.

Our net income as a percentage of total revenue increased 200 basis points to 5.8% in 2010 as compared to 2009 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FASB guidance, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13 to our unaudited consolidated financial statements for the three months ended March 31, 2010 included in this Form 10-Q. The discussions of segment results for the three months ended March 31, 2010 and 2009 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2010	2009
(In millions)

Operating revenue	$9,103.8	$9,367.5	$(263.7)	(3)%

Operating gain	$978.4	$902.7	$75.7	8%

Operating margin	10.7%	9.6%		110 bp

Operating revenue decreased $263.7 million, or 3%, to $9.1 billion in 2010, primarily due to fully-insured membership declines in our Local Group BCBSA-branded business due to economic factors, as well as certain UniCare members transitioning to HCSC beginning January 1, 2010. These decreases were partially offset by higher premium revenue necessary to cover cost trend, as discussed above, increased revenue and membership in our self-funded National Accounts business and revenues from DeCare following the acquisition.

Operating gain increased $75.7 million, or 8%, to $978.4 million in 2010 primarily due to improvements in our Local Group BCBSA-branded business, partially offset by lower operating gain resulting from the transition of our UniCare members. The improvement in our Local Group BCBSA-branded business reflected higher premium revenue necessary to cover cost trend and lower flu-related costs.

The operating margin in 2010 was 10.7%, a 110 basis point increase over 2009 primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2010	2009
(In millions)

Operating revenue	$4,013.1	$4,035.4	$(22.3)	(1)%

Operating gain	$326.0	$218.7	$107.3	49%

Operating margin	8.1%	5.4%		270 bp

Operating revenue decreased $22.3 million, or 1%, to $4.0 billion in 2010, primarily due to our loss in 2010 of the Part D LIS membership, partially offset by increases in our Medicare Advantage business.

Operating gain increased $107.3 million, or 49%, to $326.0 million in 2010, primarily due to improved results in our Senior and State-Sponsored businesses. The improvement in the Senior business reflects the impact of the reduced Part D LIS membership, partially offset by lower operating gain in our Medicare Advantage business due to reimbursement changes for 2010. The State-Sponsored operating gain increased due to operational changes, including provider capitation arrangements in California, and increased reimbursement levels.

The operating margin in 2010 was 8.1%, a 270 basis point increase over 2009 primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2010	2009

(In millions)

Operating revenue	$1,751.8	$1,895.8	$(144.0)	(8)%

Operating gain	$(17.7)	$111.6	$(129.3)	NM	[1]

Operating revenue decreased $144.0 million, or 8%, to $1.8 billion in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower administrative fees in our NGS Medicare business, partially offset by growth in our FEP business.

Operating gain decreased $129.3 million to an operating loss of $17.7 million in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower operating gains in our Health Care Management subsidiary and NGS Medicare businesses.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At March 31, 2010, this liability was $5.5 billion and represented 21% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $5.3 billion, of our total medical claims liability as of

March 31, 2010; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $155.6 million, of the total medical claims liability as of March 31, 2010. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. No premium deficiencies were established at March 31, 2010.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of March 31, 2010 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at March 31, 2010, the variability in months three to five was estimated to be between 90 and 120 basis points, while months six through twelve have much lower variability ranging from 10 to 70 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 5%, or approximately $255.0 million, in the March 31, 2010 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the March 31, 2010 incurred but not paid claim liability was the trend factors. In our analysis for the period ended March 31, 2010, there was a 640 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 9%, or approximately $484.0 million, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at March 31, 2010.

Note 11 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 11 to our audited consolidated financial statements, the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” claims may be offset as we establish the estimate of “Net incurred medical claims: Current year”. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

We have not provided an unpaid claims progression for the three months ended March 31, 2010, as we believe there is not sufficient data available to provide a meaningful progression of the prior year ending liability. Consistent with past practices, we expect to provide this information in our second quarter, third quarter and annual filings.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of March 31, 2010, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are being concluded by the Internal Revenue Service, or IRS. In addition, we have several tax years for which there are ongoing disputes related to companies’ pre-acquisition years that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

In March 2010, the Court of Appeals in the Seventh Circuit issued a decision ruling that various payments made to several states in prior years should be a deferred tax asset and not a current tax deduction for the year being litigated. The ruling did not have a material impact on our results of operations, financial position or cash flow.

For additional information, see Note 7 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at March 31, 2010 was $13.3 billion and other intangible assets were $8.2 billion. The sum of goodwill and intangible assets represented 42% of our total consolidated assets and 87% of our consolidated shareholders’ equity at March 31, 2010.

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

In the first quarter of 2010, we recognized an impairment charge of $21.1 million for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

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

For additional information, see Note 9 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $16.9 billion at March 31, 2010 and represented 33% of our total consolidated assets at March 31, 2010. We classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

Certain Financial Accounting Standards Board other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than- temporary impairments. In addition, this FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

The credit component of an other-than temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $19.7 million and $305.0 million, for the three months ended March 31, 2010 and 2009, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2010 or 2009. As of March 31, 2010, we had approximately $141.0 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $132.3 million of which related to fixed maturity securities and $8.7 million of which related to equity securities.

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

A primary objective in the management of fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectations that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $802.4 million, or 2% of total consolidated assets, at March 31, 2010. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial cash collateral delivered. We recognize the collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the collateral to the borrower, which is reported as “securities lending payable”. The securities on loan are reported in the applicable investment category on the consolidated balance sheets.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $15.8 billion at March 31, 2010. The weighted-average credit rating of these securities was “AA” as of March 31, 2010. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2.4 billion, $53.1 million and $4.3 million, respectively, that are guaranteed by third parties. With the exception of 15 securities with a fair value of $50.4 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of March 31, 2010 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of March 31, 2010 for the securities for which such information is available.

At March 31, 2010, we owned $3.5 billion of mortgage-backed securities and $327.7 million of asset-backed securities out of a total available-for-sale investment portfolio of $16.9 billion. These securities included sub-prime and Alt-A securities with fair values of $105.1 million and $276.7 million, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $10.8 million and $32.2 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “BB”, respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2010 and 2009 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at March 31, 2010 totaled $353.4 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed, asset-backed and inverse floating rate securities that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 4 and 5 to our audited consolidated financial statements for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

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

For the year ending December 31, 2010, no material contributions are expected to be necessary to meet the Employee Retirement Income Securities Act, or ERISA, required minimum funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to our defined benefit pension plans were made during the three months ended March 31, 2010.

At March 31, 2010 our consolidated net pension liabilities were $39.0 million, including liabilities of $65.4 million for certain supplemental plans. We recognized consolidated pre-tax pension credit of $2.2 million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $471.4 million at March 31, 2010.

We recognized consolidated pre-tax other postretirement expense of $7.5 million and $8.4 million for the three months ended March 31, 2010 and 2009, respectively.

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

We made tax deductible discretionary contributions totaling $15.0 million to the other postretirement benefit plans during the three months ended March 31, 2010.

For additional information regarding retirement benefits, see Note 10 to our audited consolidated financial statements as of and for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.

There were no other new accounting pronouncements issued during the first three months of 2010 that had a material impact on our financial position, operating results or disclosures.

VIII.	Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on long-term borrowings, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. Since 2008, credit markets have experienced a tightening of available liquidity, primarily as a result of uncertainty surrounding the economic crisis and the resulting volatility experienced in the debt and equity markets. Beginning in October 2008, the Federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

We have a $2.5 billion commercial paper program. The commercial paper markets continue to experience increased volatility and disruption, resulting in higher costs to issue commercial paper. We continue to monitor the commercial paper markets and will act in a prudent manner. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.4 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.4 billion senior credit facility, we expect to receive approximately $2.3 billion of ordinary dividends from our subsidiaries during 2010, which also provides further operating and financial flexibility.

The table below outlines the (decrease) increase in cash and cash equivalents for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
(In millions)

Cash flows provided by (used in):
Operating activities	$(322.9)	$1,192.0
Investing activities	191.9	(790.9)
Financing activities	(1,157.7)	(206.9)
Effect of foreign exchange rates on cash and cash equivalents	(1.2)	—

(Decrease) increase in cash and cash equivalents	$(1,289.9)	$194.2

Liquidity—Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

During the three months ended March 31, 2010, net cash flow used in operating activities was $322.9 million, compared to cash flow provided by operating activities of $1.2 billion for the three months ended March 31, 2009, a decrease of $1.5 billion. This decrease resulted primarily from tax payments of $1.2 billion to the IRS, related to the gain we realized on the 2009 sale of our PBM business, increased incentive payments, lower revenues from our UniCare member transition in Texas and Illinois and a reduction in Part D LIS membership. We expect our full year 2010 operating cash flow, as compared to historical patterns, to be unfavorably impacted by the $1.2 billion tax payment, the transition of UniCare members in Texas and Illinois, the reduction in Part D LIS membership and expected payments to Express Scripts for certain operating liabilities. Excluding these items, operating cash flow for 2010 would have been approximately $1.0 billion, or 1.2 times adjusted net income, a non-GAAP measure defined in Section I. Executive Summary in this MD&A.

In addition, we have also received notification from the IRS that it has proposed certain adjustments to our prior year tax returns currently being audited. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the appeals process. However, if we are not able to prevail, we will be required to make additional tax payments. While this will not impact our future results of operations, it could reduce future operating cash flow.

Net cash flow provided by investing activities was $191.9 million during the three months ended March 31, 2010, compared to cash flow used in investing activities of $790.9 million for the three months ended March 31, 2009. The increase in cash flow provided by investing activities of $1.0 billion between the two periods primarily resulted from decreases in net purchases of investments, partially offset by increases in securities lending collateral and increases in net purchases of property and equipment.

Net cash flow used in financing activities was $1.2 billion during the three months ended March 31, 2010, compared to $206.9 million for the three months ended March 31, 2009. The increase in cash flow used in financing activities of $1.0 billion primarily resulted from increases in the repurchase of common stock, including the accelerated share repurchase program, and reductions in net proceeds from borrowings, partially offset by changes in securities lending payables.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21.3 billion at March 31, 2010. Since December 31, 2009, total cash, cash equivalents and investments, including long-term investments, decreased by $1.3 billion primarily due to tax payments of $1.2 billion to the IRS principally related to the gain we realized on the sale of our PBM business, which occurred in the fourth quarter of 2009.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At March 31, 2010, we held at the parent company approximately $3.2 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 25.5% as of March 31, 2010 and 25.3% as of December 31, 2009.

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

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs common stock. Our investment in the FHLBs’ common stock at March 31, 2010 totaled $9.4 million, which is reported in “Investments available- for-sale—Equity securities” on the consolidated balance sheets. There were no advances outstanding from the FHLBs under this facility as of March 31, 2010 or at any time during the three months then ended. Subsequent to March 31, 2010, we borrowed $100.0 million under this facility for a two year term at a fixed rate of 1.43%. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $234.3 million at March 31, 2010 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of March 31, 2010 or at any time during the three months then ended. At March 31, 2010, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $500.7 million of borrowings outstanding under this commercial paper program as of March 31, 2010. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to continually issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.3 billion of ordinary dividends to be paid to the parent company during 2010. For the three months ended March 31, 2010, no dividends were paid by our subsidiaries.

We regularly review the appropriate use of capital. Accordingly, under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, in private transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2010, we repurchased and retired approximately 20.9 million shares at an average per share price of $62.22 (calculated including the final settlement shares of the accelerated share repurchase program discussed below), for an aggregate cost of $1.4 billion. Under the share repurchase program, on February 24, 2010, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of shares, equal to $500.0 million, as determined by the dollar volume weighted average share price during a one to two month period. At March 31, 2010 we had repurchased 6.7 million shares under the agreement and the counterparty is purchasing shares of our stock in the open market at prevailing market prices over the remaining term of the ASR. At the end of the term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted average price during the same period. The agreement allowed us to settle any negative final adjustment at our option in either cash or shares of our stock. Accordingly, we reported the effects of this agreement within shareholders’ equity. The shares repurchased under the ASR are included in the amount disclosed above as shares repurchased during the three months ended March 31, 2010. Subsequent to March 31, 2010, we repurchased an additional 1.3 million shares, for a total of 8.0 million shares repurchased pursuant to the ASR, and settled the agreement with our counterparty. The shares repurchased under the ASR subsequent to March 31, 2010 are included in the amount disclosed below as shares repurchased through April 15, 2010. During the three months ended March 31, 2009, we repurchased and retired approximately 17.7 million shares at an average per share price of $38.55, for an aggregate cost of $681.2 million. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. As of March 31, 2010, $2.5 billion remained authorized for future repurchases. Subsequent to March 31, 2010, we repurchased and retired approximately 4.2 million shares for an aggregate cost of approximately $180.2 million, leaving approximately $2.3 billion for authorized future repurchases at April 15, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2010, no material required contributions are expected to be necessary to meet the ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. We made tax deductible discretionary contributions totaling $15.0 million to the other postretirement benefit plans during the three months ended March 31, 2010.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

As discussed above, we are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has recently placed Penn Treaty in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2009, see “Contractual Obligations and Commitments” included in the “Liquidity and Capital Resources” section in our 2009 Annual Report on Form 10-K.

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

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon, funding risks with respect to revenue received from participation therein and CMS sanctions; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; decreased revenues, increased operating costs and potential customer and supplier losses and business disruptions that may be greater than expected following the close of the Express Scripts transaction; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Our investment portfolio is exposed to three primary risks: credit quality risk, interest rate risk and market valuation risk. Our long-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We use derivative financial instruments, specifically interest rate swap agreements, to hedge exposure in interest rate risk on our borrowings. No material changes to any of these risks have occurred since December 31, 2009.

For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, included in our 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under “Litigation” and “Other Contingencies” in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2009 Annual Report on Form 10-K.

Recently enacted federal health care reform legislation, as well as potential additional changes in federal or state regulations, or the application thereof, could adversely affect our business, cash flows, financial condition and results of operation.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty.

In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventative services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

Some provisions of the health care reform legislation become effective this year including those that bar health insurance companies from placing lifetime limits on insurance coverage and those related to the increased restrictions on rescinding coverage. However, some of the more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in 2011. Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department.

Accordingly, while it is too early to fully understand the impacts of the legislation on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates could adversely affect our business, cash flows, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs[3]
(In millions, except share and per share data)

January 1, 2010 to January 31, 2010	3,764,046	$63.36	3,760,770	$3,646
February 1, 2010 to February 28, 2010	7,536,964	61.25	7,536,825	3,184
March 1, 2010 to March 31, 2010	10,166,854	61.02	9,650,778	2,495

	21,467,864		20,948,373

[1]

Total number of shares purchased includes 519,491 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2010, we repurchased approximately 20.9 million shares at a cost of $1.3 billion under the program. On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. Remaining authorization under the program was $2.5 billion as of March 31, 2010.

[3]

On February 24, 2010, we entered into an accelerated share repurchase program, which provided for a repurchase of a number of shares, equal to $500.0 million, as determined by the dollar volume weighted average share price, during a one to two month period. At March 31, 2010, we had repurchased 6.7 million shares under the agreement, which are included in our March 2010 purchases above. Subsequent to March 31, 2010, we repurchased an additional 1.3 million shares pursuant to the program, which will be reported in our April purchases. However, the remaining authorization of $2,495.0 million above reflects both the March 2010 and subsequent purchases under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: A list of exhibits required to be filed as part of this Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC. Registrant

Date: April 28, 2010	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 28, 2010	By:	/S/ MARTIN L. MILLER
Martin L. Miller
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended effective October 23, 2009, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 28, 2009.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2*	(o) Form of Nonqualified Stock Option Award Agreement under the Incentive Compensation Plan.

(p) Form of Restricted Stock Unit Award Agreement under the Incentive Compensation Plan.

(q) Form of Performance Share Award Agreement for 2010 under the Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contracts or compensatory plans or arrangements.