Form 10-Q
period 2010-06-30
WELLPOINT, INC
filed 2010-07-28
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 21, 2010
Common Stock, $0.01 par value	399,739,503 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2010

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,027.9	$4,816.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $14,917.1 and $15,203.1)	15,579.5	15,696.9
Equity securities (cost of $825.8 and $799.1)	962.2	1,010.7
Other invested assets, current	17.5	26.5
Accrued investment income	173.9	172.8
Premium and self-funded receivables	3,499.5	3,281.0
Other receivables	1,224.1	879.5
Income taxes receivable	100.1	–
Securities lending collateral	733.0	394.8
Deferred tax assets, net	445.3	523.8
Other current assets	1,318.7	1,268.6

Total current assets	26,081.7	28,070.7
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $221.8 and $223.0)	230.8	230.4
Equity securities (cost of $32.6 and $33.4)	32.3	32.5
Other invested assets, long-term	822.5	775.3
Property and equipment, net	1,171.2	1,099.6
Goodwill	13,265.5	13,264.6
Other intangible assets	8,116.9	8,259.3
Other noncurrent assets	439.1	393.0

Total assets	$50,160.0	$52,125.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,080.5	$5,450.5
Reserves for future policy benefits	61.0	62.6
Other policyholder liabilities	1,939.1	1,617.6

Total policy liabilities	7,080.6	7,130.7
Unearned income	1,035.2	1,050.0
Accounts payable and accrued expenses	2,634.3	2,994.1
Income taxes payable	–	1,228.7
Security trades pending payable	277.7	37.6
Securities lending payable	734.4	396.6
Short-term borrowings	100.0	–
Current portion of long-term debt	1,113.8	60.8
Other current liabilities	1,860.5	1,775.2

Total current liabilities	14,836.5	14,673.7
Long-term debt, less current portion	7,334.8	8,338.3
Reserves for future policy benefits, noncurrent	656.9	664.6
Deferred tax liabilities, net	2,481.0	2,470.4
Other noncurrent liabilities	1,060.3	1,115.1

Total liabilities	26,369.5	27,262.1

Commitments and contingencies – Note 10

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 403,251,606 and 449,789,672	4.0	4.5
Additional paid-in capital	13,648.3	15,192.2
Retained earnings	9,997.5	9,598.5
Accumulated other comprehensive income	140.7	68.1

Total shareholders’ equity	23,790.5	24,863.3

Total liabilities and shareholders’ equity	$50,160.0	$52,125.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Revenues
Premiums	$13,257.1	$14,123.3	$27,167.0	$28,326.5
Administrative fees	949.1	976.8	1,902.0	1,918.3
Other revenue	18.3	165.7	24.2	319.7

Total operating revenue	14,224.5	15,265.8	29,093.2	30,564.5
Net investment income	202.3	205.7	403.4	402.8
Net realized gains (losses) on investments	36.5	15.7	84.9	(31.8)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(14.9)	(107.8)	(42.8)	(412.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	8.8	33.8	17.0	33.8

Other-than-temporary impairment losses recognized in income	(6.1)	(74.0)	(25.8)	(379.0)

Total revenues	14,457.2	15,413.2	29,555.7	30,556.5

Expenses
Benefit expense	10,985.0	11,849.9	22,366.4	23,574.3
Selling, general and administrative expense:
Selling expense	403.1	421.2	805.5	853.2
General and administrative expense	1,778.4	1,784.7	3,576.6	3,581.6

Total selling, general and administrative expense	2,181.5	2,205.9	4,382.1	4,434.8
Cost of drugs	–	121.3	–	233.7
Interest expense	100.2	117.0	199.6	233.1
Amortization of other intangible assets	60.9	66.6	121.6	134.5
Impairment of other intangible assets	–	–	21.1	–

Total expenses	13,327.6	14,360.7	27,090.8	28,610.4

Income before income tax expense	1,129.6	1,052.5	2,464.9	1,946.1
Income tax expense	407.2	359.0	865.7	672.2

Net income	$722.4	$693.5	$1,599.2	$1,273.9

Net income per share
Basic	$1.73	$1.44	$3.73	$2.60

Diluted	$1.71	$1.43	$3.68	$2.59

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)	Six Months Ended June 30
	2010	2009
Operating activities
Net income	$1,599.2	$1,273.9
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Net realized (gains) losses on investments	(84.9)	31.8
Other-than-temporary impairment losses recognized in income	25.8	379.0
Loss on disposal of assets	1.4	0.9
Deferred income taxes	67.7	18.1
Amortization, net of accretion	233.3	225.0
Impairment of other intangible assets	21.1	–
Depreciation expense	53.4	52.3
Share-based compensation	57.1	76.7
Excess tax benefits from share-based compensation	(22.9)	(1.7)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(305.3)	(376.5)
Other invested assets	8.9	(19.0)
Other assets	(94.1)	33.3
Policy liabilities	(57.8)	(367.3)
Unearned income	(14.8)	(14.1)
Accounts payable and accrued expenses	(296.8)	28.3
Other liabilities	82.6	135.2
Income taxes	(1,307.6)	93.0
Other, net	(33.1)	0.7

Net cash (used in) provided by operating activities	(66.8)	1,569.6

Investing activities
Purchases of fixed maturity securities	(4,674.6)	(4,174.6)
Proceeds from fixed maturity securities:
Sales	3,097.9	2,221.3
Maturities, calls and redemptions	1,870.6	785.3
Purchases of equity securities	(122.9)	(160.3)
Proceeds from sales of equity securities	116.4	420.1
Purchases of other invested assets	(48.0)	(24.0)
Proceeds from sales of other invested assets	21.7	2.2
Changes in securities lending collateral	(337.8)	198.1
Purchases of subsidiaries, net of cash acquired	(0.3)	(66.3)
Purchases of property and equipment	(222.8)	(157.9)
Proceeds from sales of property and equipment	5.4	0.4
Other, net	(25.5)	(3.2)

Net cash used in investing activities	(319.9)	(958.9)

Financing activities
Net repayments of commercial paper borrowings	(0.5)	(249.4)
Repayment of long-term borrowings	(71.8)	(393.2)
Proceeds from long-term borrowings	100.0	990.3
Net proceeds from short-term borrowings	100.0	2.0
Changes in securities lending payable	337.8	(198.1)
Changes in bank overdrafts	(96.4)	(149.6)
Repurchase and retirement of common stock	(2,881.4)	(1,118.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	92.4	43.3
Excess tax benefits from share-based compensation	22.9	1.7

Net cash used in financing activities	(2,397.0)	(1,071.2)

Effect of foreign exchange rates on cash and cash equivalents	(4.5)	1.2

Change in cash and cash equivalents	(2,788.2)	(459.3)
Cash and cash equivalents at beginning of period	4,816.1	2,183.9

Cash and cash equivalents at end of period	$2,027.9	$1,724.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2010	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	–	–	–	1,599.2	–	1,599.2
Change in net unrealized gains/losses on investments	–	–	–	–	79.1	79.1
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	(3.3)	(3.3)
Change in net unrealized gains/losses on cash flow hedges	–	–	–	–	(7.7)	(7.7)
Change in net periodic pension and postretirement costs	–	–	–	–	6.8	6.8
Foreign currency translation adjustments	–	–	–	–	(2.3)	(2.3)

Comprehensive income						1,671.8
Repurchase and retirement of common stock	(49.7)	(0.5)	(1,680.7)	(1,200.2)	–	(2,881.4)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	–	136.8	–	–	136.8

June 30, 2010	403.3	$4.0	$13,648.3	$9,997.5	$140.7	$23,790.5

January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Cumulative effect of adoption of FASB OTTI guidance, net of taxes	–	–	–	88.9	(88.9)	–
Net income	–	–	–	1,273.9	–	1,273.9
Change in net unrealized gains/losses on investments	–	–	–	–	583.1	583.1
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	(21.3)	(21.3)
Change in net unrealized gains/losses on cash flow hedges	–	–	–	–	(2.1)	(2.1)
Change in net periodic pension and postretirement costs	–	–	–	–	(0.4)	(0.4)
Foreign currency translation adjustments	–	–	–	–	2.0	2.0

Comprehensive income						1,835.2
Repurchase and retirement of common stock	(27.4)	(0.2)	(915.3)	(202.7)	–	(1,118.2)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	–	104.2	–	–	104.2

June 30, 2009	477.3	$4.8	$16,031.9	$6,639.5	$(423.3)	$22,252.9

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2010

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 33.5 medical members as of June 30, 2010. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes.

The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

Some provisions of the health care reform legislation become effective this year, including those that bar health insurance companies from placing lifetime limits on insurance coverage, those related to the increased restrictions on rescinding coverage and those that extend coverage of dependents to the age of 26. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in 2011. Lastly, other significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later.

Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, the Department of Labor, the Department of the Treasury and the National Association of Insurance Commissioners. While proposed regulations on some provisions have been released for review and comment, all of which we are carefully evaluating, it is too early to fully understand the impacts of the legislation on our overall business. Certain provisions of the new law are likely to have significant impacts on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of this legislation as additional guidance is made available.

In addition, federal and state regulatory agencies may further restrict our ability to implement changes in premium rates or impose additional restrictions, under new or existing laws, such as minimum medical loss ratio requirements or restricted definitions of costs to be included when calculating medical loss ratios under such definitions. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates and more restrictive medical loss ratio requirements could adversely affect our business, cash flows, financial condition and results of operations.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 have been recorded. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

3.  Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $6.1 and $74.0 for the three months ended June 30, 2010 and 2009, respectively. Other-than-temporary impairment losses recognized in income totaled $25.8 and $379.0 for the six months ended June 30, 2010 and 2009, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2010 and 2009. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three months and six months ended June 30, 2010 and 2009.

A summary of current and long-term investments, available-for-sale, at June 30, 2010 and December 31, 2009 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
June 30, 2010:
Fixed maturity securities:
United States Government securities	$956.6	$31.2	$–	$–	$987.8	$–
Government sponsored securities	364.3	9.0	–	–	373.3	–
States, municipalities and political subdivisions – tax-exempt	4,010.4	196.3	(0.9)	(26.4)	4,179.4	–
Corporate securities	6,375.5	371.2	(20.8)	(14.1)	6,711.8	(0.9)
Options embedded in convertible debt securities	65.0	–	–	–	65.0	–
Residential mortgage-backed securities	2,902.6	160.3	(0.6)	(28.5)	3,033.8	(6.5)
Commercial mortgage-backed securities	170.2	6.9	(0.1)	(3.3)	173.7	–
Other debt obligations	294.3	5.9	(1.4)	(13.3)	285.5	(1.2)

Total fixed maturity securities	15,138.9	780.8	(23.8)	(85.6)	15,810.3	$(8.6)

Equity securities	858.4	168.2	(32.1)	–	994.5

Total investments, available-for-sale	$15,997.3	$949.0	$(55.9)	$(85.6)	$16,804.8

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
December 31, 2009:
Fixed maturity securities:
United States Government securities	$715.4	$14.8	$(2.4)	$(0.2)	$727.6	$–
Government sponsored securities	632.8	8.3	(0.4)	–	640.7	–
States, municipalities and political subdivisions – tax-exempt	4,019.4	167.0	(5.7)	(34.4)	4,146.3	(0.5)
Corporate securities	6,219.3	352.2	(12.9)	(34.5)	6,524.1	(3.3)
Options embedded in convertible debt securities	88.3	–	–	–	88.3	–
Residential mortgage-backed securities	3,295.0	120.0	(7.9)	(47.0)	3,360.1	(9.0)
Commercial mortgage-backed securities	137.6	3.6	(0.1)	(4.9)	136.2	–
Other debt obligations	318.3	8.7	(1.1)	(21.9)	304.0	(5.7)

Total fixed maturity securities	15,426.1	674.6	(30.5)	(142.9)	15,927.3	$(18.5)

Equity securities	832.5	221.9	(11.2)	–	1,043.2

Total investments, available-for-sale	$16,258.6	$896.5	$(41.7)	$(142.9)	$16,970.5

At June 30, 2010, we owned $3,207.5 of mortgage-backed securities and $285.5 of asset-backed securities out of a total available-for-sale investment portfolio of $16,804.8. These securities included sub-prime and Alt-A securities with fair values of $87.3 and $261.5, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $11.8 and $17.6, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “BB”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2010:
Fixed maturity securities:
States, municipalities and political subdivisions – tax-exempt	54	$134.8	$(0.9)	175	$271.5	$(26.4)
Corporate securities	486	1,349.5	(20.8)	113	175.6	(14.1)
Residential mortgage-backed securities	13	31.3	(0.6)	107	211.4	(28.5)
Commercial mortgage-backed securities	6	30.3	(0.1)	4	7.8	(3.3)
Other debt obligations	29	58.7	(1.4)	49	56.7	(13.3)

Total fixed maturity securities	588	1,604.6	(23.8)	448	723.0	(85.6)
Equity securities	1,025	311.6	(32.1)	–	–	–

Total fixed maturity and equity securities	1,613	$1,916.2	$(55.9)	448	$723.0	$(85.6)

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
December 31, 2009:
Fixed maturity securities:
United States Government securities	18	$286.8	$(2.4)	3	$3.1	$(0.2)
Government sponsored securities	17	149.3	(0.4)	–	–	–
States, municipalities and political subdivisions – tax-exempt	162	417.6	(5.7)	185	314.8	(34.4)
Corporate securities	462	914.5	(12.9)	233	404.3	(34.5)
Residential mortgage-backed securities	219	439.0	(7.9)	128	256.1	(47.0)
Commercial mortgage-backed securities	7	9.8	(0.1)	14	39.9	(4.9)
Other debt obligations	24	112.5	(1.1)	49	61.0	(21.9)

Total fixed maturity securities	909	2,329.5	(30.5)	612	1,079.2	(142.9)
Equity securities	788	99.0	(11.2)	–	–	–

Total fixed maturity and equity securities	1,697	$2,428.5	$(41.7)	612	$1,079.2	$(142.9)

The amortized cost and fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,329.0	$1,337.3
Due after one year through five years	4,862.0	5,118.4
Due after five years through ten years	3,591.8	3,791.4
Due after ten years	2,283.3	2,355.7
Mortgage-backed securities	3,072.8	3,207.5

Total available-for-sale fixed maturity securities	$15,138.9	$15,810.3

During the six months ended June 30, 2010, we sold $3,214.3 of fixed maturity and equity securities which resulted in gross realized gains of $137.3 and gross realized losses of $52.4. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

4.  Derivative Instruments and Hedging Activities

In accordance with Financial Accounting Standards Board, or FASB, guidance, all investments in derivatives are recorded as assets or liabilities at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, put and call options, credit default swaps, embedded derivatives and warrants. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument.

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

From time to time, we may also purchase derivatives to hedge, on an economic basis, our exposure to foreign currency exchange fluctuations associated with the operations of certain of our subsidiaries. We generally use futures or forward contracts for these transactions. We generally do not designate these contracts as hedges and, accordingly, the changes in fair value of these derivatives are recognized in income immediately. In addition, we purchase put and call options designed to reduce the volatility in the value of our equity securities portfolio due to changes in fair value. These options are not designated as hedges and, accordingly, the changes in fair value of these derivatives are recognized in income immediately.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At June 30, 2010, we believe there were no material concentrations of credit risk with any individual counterparty.

Certain of our derivative agreements contain credit support provisions that require us to post collateral if our net exposure to the counterparty exceeds certain minimum thresholds, which is triggered based on declines in our credit rating. There was no collateral posted with counterparties as of June 30, 2010.

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

A summary of the aggregate contractual or notional amounts, balance sheet location and estimated fair values of derivative financial instruments at June 30, 2010 and December 31, 2009 is as follows:

	Contractual/ Notional Amount	Balance Sheet Classification	Estimated Fair Value
			Asset	(Liability)
June 30, 2010:
Hedging instruments
Swaps	$1,905.0	Other noncurrent assets/Other noncurrent liabilities	$105.1	$(12.3)

Non-hedging instruments
Derivatives embedded in convertible debt securities	404.3	Fixed maturity securities	65.0	–
Credit default swaps	19.9	Equity securities	0.6	–
Options	6,182.7	Equity securities	2.1	(3.2)

Subtotal non-hedging instruments	6,606.9		67.7	(3.2)

Total derivatives	$8,511.9		$172.8	$(15.5)

December 31, 2009:
Hedging instruments
Swaps	$1,775.0	Other noncurrent assets/Other noncurrent liabilities	$85.1	$(0.3)

Non-hedging instruments
Derivatives embedded in convertible debt securities	359.5	Fixed maturity securities	88.3	–
Credit default swaps	19.3	Equity securities	–	(0.2)

Subtotal non-hedging instruments	378.8		88.3	(0.2)

Total derivatives	$2,153.8		$173.4	$(0.5)

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

A summary of the effect of fair value hedges on our income statement for the three and six months ended June 30, 2010 and 2009 is as follows:

Type of Fair Value Hedge	Income Statement Classification of Derivative Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Classification of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Three Months Ended June 30, 2010:
Swaps	Interest expense	$10.4	Fixed rate debt	Interest expense	$(10.4)

Three Months Ended June 30, 2009:
Swaps	Interest expense	$9.1	Fixed rate debt	Interest expense	$(9.1)

Six Months Ended June 30, 2010:
Swaps	Interest expense	$22.0	Fixed rate debt	Interest expense	$(22.0)

Six Months Ended June 30, 2009:
Swaps	Interest expense	$17.2	Fixed rate debt	Interest expense	$(17.2)

Cash Flow Hedges

During the second quarter of 2010, we entered into forward starting pay fixed interest rate swaps with a total combined notional amount of $325.0. The objective of these hedges is to eliminate the variability of the cash flows associated with interest payments on debt securities expected to be issued in the future. We agreed to pay a fixed interest rate. The swap agreements expire on December 31, 2020.

Beginning in the fourth quarter of 2009 and continuing into the second quarter of 2010, we entered into a series of forward starting pay fixed interest rate swaps with a total combined notional amount of $250.0. The objective of this series of hedges is to eliminate the variability of the cash flows associated with interest payments on our senior term loan. We agreed to receive a LIBOR-based floating rate and pay a fixed rate. The swaps began to expire on a monthly basis starting on April 30, 2010, with the final swaps in the series expiring on September 30, 2010. The aggregate outstanding total notional amount of these swaps at June 30, 2010 was $100.0.

In January 2009, we entered into forward starting pay fixed interest rate swaps with an aggregate notional amount of $800.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities issued in February 2009. These swaps were terminated in February 2009, and we paid a net $3.2, the net fair value at the time of termination. In addition, we recorded a loss of $2.1, net of tax, in other comprehensive income. Following the February 5, 2009 issuance of debt securities, the unamortized fair value of the forward starting pay fixed interest rate swaps included in accumulated other comprehensive income began amortizing into earnings as an increase to interest expense. In addition, we have amounts recorded in accumulated other comprehensive income for certain forward starting pay fixed swaps that were terminated in prior years. The hedged debt securities have maturity dates ranging from 2014 to 2036.

The unrecognized losses for all cash flow hedges included in accumulated other comprehensive income at June 30, 2010 and December 31, 2009 were $18.5 and $10.8, respectively. As of June 30, 2010, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $0.5.

A summary of the effect of cash flow hedges on our financial statements for the three and six months ended June 30, 2010 and 2009 is as follows:

	Effective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
				Income Statement Classification of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized

Three Months Ended June 30, 2010:

Forward starting pay fixed swaps	$(12.2)	Interest expense	$(0.4)	None	$–

Other fixed pay swaps	$–	Interest expense	$–	None	$–

Three Months Ended June 30, 2009:

Forward starting pay fixed swaps	$–	Interest expense	$0.1	None	$–

Six Months Ended June 30, 2010:

Forward starting pay fixed swaps	$(12.2)	Interest expense	$(0.2)	None	$–

Other fixed pay swaps	$–	Interest expense	$0.2	None	$–

Six Months Ended June 30, 2009:

Forward starting pay fixed swaps	$(3.2)	Interest expense	$0.2	None	$–

Non-Hedging Derivatives

In June 2010, we entered into a series of put and call options on the Standard & Poor’s 500, or S&P 500, index with a total notional value of $6,182.7. The objective of these instruments is to hedge our exposure to fluctuations in the fair value of our equity securities portfolio.

A summary of the effect of non-hedging derivatives on our income statement and included in net realized gains on investments for the three and six months ended June 30, 2010 and 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Classification of Gains (Losses) Recognized	Derivative Gain (Loss) Recognized
Three Months Ended June 30, 2010:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$(22.7)
Credit default swaps	Net realized gains (losses) on investments	(1.2)
Options	Net realized gains (losses) on investments	0.6

Total		$(23.3)

Three Months Ended June 30, 2009:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$(4.5)
Credit default swaps	Net realized gains (losses) on investments	(1.9)
Options	Net realized gains (losses) on investments	(6.5)
Futures	Net realized gains (losses) on investments	4.2
Foreign currency derivatives	Net realized gains (losses) on investments	0.8

Total		$(7.9)

Six Months Ended June 30, 2010:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$(15.7)
Credit default swaps	Net realized gains (losses) on investments	(1.2)
Options	Net realized gains (losses) on investments	0.6

Total		$(16.3)

Six Months Ended June 30, 2009:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$4.9
Credit default swaps	Net realized gains (losses) on investments	0.1
Options	Net realized gains (losses) on investments	(3.7)
Futures	Net realized gains (losses) on investments	0.8
Foreign currency derivatives	Net realized gains (losses) on investments	0.8

Total		$2.9

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

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt and other fixed maturity securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or assumptions for benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.

Equity securities, available-for-sale: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. In addition, we invest in certain put and call options for which quoted market prices are not available and fair value is estimated based on inputs such as spot rates, interest rates, dividend rates and volatility assumptions, which are observable in the equity markets. These securities are also designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III.

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

Derivatives – interest rate swaps: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2010 and 2009 that were material to the consolidated financial statements.

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 is as follows:

	Level I	Level II	Level III	Total
June 30, 2010:
Assets:
Cash equivalents	$1,423.5	$–	$–	$1,423.5
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	987.9	–	–	987.9
Government sponsored securities		373.2		373.2
States, municipalities and political subdivisions – tax-exempt	–	4,179.5		4,179.5
Corporate securities	–	6,484.3	227.3	6,711.6
Options embedded in convertible debt securities	–	65.0	–	65.0
Residential mortgage-backed securities	–	3,033.9	–	3,033.9
Commercial mortgage-backed securities	–	166.5	7.2	173.7
Other debt obligations	–	197.3	88.2	285.5

Total fixed maturity securities	987.9	14,499.7	322.7	15,810.3
Equity securities	932.1	58.5	3.9	994.5
Other invested assets, current	17.5	–	–	17.5
Securities lending collateral	464.5	268.5	–	733.0
Derivatives excluding embedded options (reported with other noncurrent assets)	–	105.1	–	105.1

Total	$3,825.5	$14,931.8	$326.6	$19,083.9

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$–	$(12.3)	$–	$(12.3)

December 31, 2009:
Assets:
Cash equivalents	$4,461.0	$–	$–	$4,461.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	727.6	–	–	727.6
Government sponsored securities	–	640.7	–	640.7
States, municipalities and political subdivisions – tax-exempt	–	4,146.3	–	4,146.3
Corporate securities	–	6,292.4	231.7	6,524.1
Options embedded in convertible debt securities	–	88.3	–	88.3
Residential mortgage-backed securities	–	3,358.1	2.0	3,360.1
Commercial mortgage-backed securities	–	129.1	7.1	136.2
Other debt obligations	–	198.0	106.0	304.0

Total fixed maturity securities	727.6	14,852.9	346.8	15,927.3
Equity securities	980.4	58.3	4.5	1,043.2
Other invested assets, current	26.5	–	–	26.5
Securities lending collateral	305.3	89.5	–	394.8
Derivatives excluding embedded options (reported with other noncurrent assets)	–	85.1	–	85.1

Total	$6,500.8	$15,085.8	$351.3	$21,937.9

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$–	$(0.3)	$–	$(0.3)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2010 and 2009 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended June 30, 2010:
Beginning balance at April 1, 2010	$235.7	$–	$7.4	$105.8	$4.5	$353.4
Total gains (losses):
Recognized in net income	0.3	–	–	(0.8)	–	(0.5)
Recognized in accumulated other comprehensive income	2.6	–	0.1	3.8	(1.1)	5.4
Purchases, sales, issuances and settlements, net	(15.3)	–	(0.3)	(20.6)	0.5	(35.7)
Transfers into Level III	4.0	–	–	–	–	4.0
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2010	$227.3	$–	$7.2	$88.2	$3.9	$326.6

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2010	$–	$–	$–	$(0.1)	$–	$(0.1)

Three Months Ended June 30, 2009:
Beginning balance at April 1, 2009	$186.8	$8.0	$8.4	$113.6	$6.6	$323.4
Total gains (losses):
Recognized in net income	–	–	–	(13.1)	(0.1)	(13.2)
Recognized in accumulated other comprehensive income	12.0	(1.7)	(2.4)	18.8	(1.0)	25.7
Purchases, sales, issuances and settlements, net	(0.1)	(0.5)	(0.4)	(4.6)	(1.0)	(6.6)
Transfers into Level III	1.2	–	–	–	1.0	2.2
Transfers out of Level III	–	–	–	(9.0)	–	(9.0)

Ending balance at June 30, 2009	$199.9	$5.8	$5.6	$105.7	$5.5	$322.5

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2009	$–	$–	$–	$(13.1)	$–	$(13.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2010 and 2009 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Six Months Ended June 30, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	0.3	–	–	(2.4)	(0.8)	(2.9)
Recognized in accumulated other comprehensive income	7.5	–	0.6	7.9	(0.3)	15.7
Purchases, sales, issuances and settlements, net	(16.2)	(2.0)	(0.5)	(23.3)	0.5	(41.5)
Transfers into Level III	4.0	–	–	–	–	4.0
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2010	$227.3	$–	$7.2	$88.2	$3.9	$326.6

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2010	$–	$–	$–	$(0.2)	$(0.8)	$(1.0)

Six Months Ended June 30, 2009:
Beginning balance at January 1, 2009	$191.1	$7.0	$9.7	$138.7	$11.2	$357.7
Total gains (losses):
Recognized in net income	(0.2)	–	–	(45.8)	(0.5)	(46.5)
Recognized in accumulated other comprehensive income	1.4	(0.3)	(3.4)	33.0	(0.2)	30.5
Purchases, sales, issuances and settlements, net	(11.3)	(0.9)	(0.7)	(11.2)	(6.0)	(30.1)
Transfers into Level III	20.1	–	–	–	1.0	21.1
Transfers out of Level III	(1.2)	–	–	(9.0)	–	(10.2)

Ending balance at June 30, 2009	$199.9	$5.8	$5.6	$105.7	$5.5	$322.5

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2009	$–	$–	$–	$(13.1)	$–	$(13.1)

There were no material transfers between Levels I, II or III during the three and six months ended June 30, 2010 and 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our acquisition of DeCare Dental, LLC, or DeCare, on April 9, 2009. On that date, we acquired net assets with a fair value of $82.8 and recorded goodwill with a fair value of $15.0, which was subsequently reduced to $14.4 resulting from purchase accounting adjustments. The net assets acquired and resulting goodwill were recorded at fair value using Level III inputs. The fair value of the net assets acquired was internally estimated based on a blend of the income approach and market value approach. The income approach estimates fair value based on calculations of discounted future cash flows using internal estimates for inputs, including, but not limited to, revenue and expense projections and discount rates. The market value approach estimates fair value based on the market prices of actual sales of similar assets and on asking prices for similar assets available for sale. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2010 and 2009.

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$822.5	$822.5	$775.3	$775.3

Liabilities:
Debt:
Short-term borrowings	100.0	100.0	—	—
Commercial paper	500.1	500.1	500.6	500.6
Notes, term loan and capital leases	7,948.5	8,478.9	7,898.5	8,128.8

The following methods and assumptions were used to estimate the fair value of each class of the following financial instruments:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non- controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies are the cash surrender value as reported by the respective insurer.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, the current rates estimated to be available to us for debt of similar terms and remaining maturities.

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

6.   Income Taxes

As of June 30, 2010, as further described below, certain of our tax years are being examined by the Internal Revenue Service, or IRS, and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS.

As of June 30, 2010, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are nearing conclusion. In addition, there are several years with ongoing disputes related to our companies’ pre-acquisition years that are nearing conclusion. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the United States Congress Joint Committee on Taxation before they can be finalized.

During the three months ended June 30, 2010 and 2009, we recognized income tax expense of $407.2 and $359.0, respectively, which represents effective tax rates of 36.0% and 34.1%, respectively. During the six months ended June 30, 2010 and 2009, we recognized income tax expense of $865.7 and $672.2, respectively, which represents effective tax rates of 35.1% and 34.5%, respectively. The increase in effective tax rates primarily resulted from state tax adjustments in 2009, audit settlements and the impact of compensation deduction limitations associated with health care reform legislation in 2010.

During the first quarter of 2010, we made tax payments of $1,208.0 to the IRS, principally related to the gain we realized on the sale of our prescription benefits management, or PBM, business which occurred in the fourth quarter of 2009.

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

8.   Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$4.3	$5.9	$1.8	$1.8
Interest cost	22.1	23.0	8.6	8.0
Expected return on assets	(34.9)	(35.9)	(2.5)	(0.7)
Recognized actuarial loss	6.4	0.5	2.0	1.8
Amortization of prior service credit	(0.2)	(0.2)	(2.4)	(2.5)

Net periodic benefit (credit) cost	$(2.3)	$(6.7)	$7.5	$8.4

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the six months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$8.6	$11.4	$3.7	$3.6
Interest cost	44.3	45.7	17.3	15.9
Expected return on assets	(69.8)	(71.4)	(5.1)	(1.3)
Recognized actuarial loss	12.8	1.1	3.9	3.5
Amortization of prior service credit	(0.4)	(0.4)	(4.8)	(4.9)

Net periodic benefit (credit) cost	$(4.5)	$(13.6)	$15.0	$16.8

For the year ending December 31, 2010, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $15.0 and $0.3 were made to our retirement benefit plans during the six months ended June 30, 2010 and 2009, respectively.

9.  Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,392.0, which matures on September 30, 2011. The interest rate on this facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2010 or during the three or six months then ended. At June 30, 2010, we had $2,392.0 available under this facility.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2010, we had $500.1 outstanding under this program. Commercial paper borrowings have been classified as long-term debt at June 30, 2010 and December 31, 2009 in accordance with FASB guidance for short-term obligations expected to be refinanced, as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at June 30, 2010 totaled $11.4, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. On May 11, 2010, we borrowed $100.0 from the FHLBs with a six-month term at a fixed interest rate of 0.360%, which is reported in “Short-term borrowings” on the consolidated balance sheets. In addition, on April 12, 2010, we borrowed $100.0 from the FHLBs with a two-year term at a fixed interest rate of 1.430%, which is reported with “Long-term debt, less current portion” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $235.6 at June 30, 2010, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

During April 2010, we repaid our 9.125% surplus notes with a remaining outstanding face amount of $42.0.

10.  Commitments and Contingencies

Litigation

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. Preliminary approval of the class action settlement was granted on June 3, 2010.

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity. Our cross-appeal was dismissed by the Court. The case was remanded to the trial court for further proceedings. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified in the Ormond suit. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On November 4, 2009 a class was certified in the Mell suit. That class consisted of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the 6th Circuit Court of Appeals. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to Out-of-Network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., Blue Cross of California and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. Our motion for summary judgment was denied without prejudice to refiling it after additional discovery is conducted. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to out-of-network reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint Health Networks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received out-of-network services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining out-of-network reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of out-of-network physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received out-of-network services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an out-of-network chiropractor as a putative class action on behalf of all out-of-network chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an out-of-network surgical center as a putative class action on behalf of all out-of-network surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an out-of-network clinical psychologist as a putative class action on behalf of out-of-network podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all out-of-network providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an out-of-network psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an out-of-network licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint has been filed for the eleven cases. The plaintiffs filed an amended complaint which broadened the allegations in the lawsuit to out-of-network reimbursement methodologies beyond the use of Ingenix. We intend to file a revised motion to dismiss the amended consolidated complaint. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy based on prior litigation releases. Plaintiffs recently filed a Petition for Declaratory Judgment asking the Court to find that those claims are not barred by the prior litigation releases. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

Contractual Obligations and Commitments

During 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at June 30, 2010 was $361.4 over a six year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our commitment under this agreement at June 30, 2010 was $1,161.6 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

During the six months ended June 30, 2010, we repurchased and retired approximately 49.7 shares at an average per share price of $57.93, for an aggregate cost of $2,881.4. Under the share repurchase program, during the six months ended June 30, 2010, we entered into accelerated share repurchase, or ASR, programs with two counterparties. The ASR programs provided for repurchase of a number of our shares, equal to a total cost of $900.0, as determined by the dollar volume weighted average share price during a one to two month period for each program. Both ASR programs were settled prior to June 30, 2010 and we had repurchased a total of 15.7 shares under these programs. The shares repurchased under the ASR programs are included in the amount disclosed above as shares repurchased during the six months ended June 30, 2010. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 shares at an average per share price of $40.77, for an aggregate cost of $1,118.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3,500.0. As of June 30, 2010, $1,002.4 remained authorized for future repurchases. Subsequent to June 30, 2010, we repurchased and retired approximately 2.4 shares for an aggregate cost of approximately $116.9, leaving approximately $885.5 for authorized future repurchases at July 21, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	26.5	$56.98
Granted	2.9	61.96
Exercised	(1.7)	36.63
Forfeited or expired	(1.1)	62.66

Outstanding at June 30, 2010	26.6	58.61	4.9	$146.3

Exercisable at June 30, 2010	18.2	63.50	4.5	$70.5

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2010 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2010	4.2	$36.02
Granted	1.6	61.94
Vested	(1.5)	39.89
Forfeited	(0.1)	39.01

Nonvested at June 30, 2010	4.2	44.60

12.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Denominator for basic earnings per share – weighted average shares	417.3	482.5	429.1	489.2
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	4.5	3.8	5.0	3.0

Denominator for diluted earnings per share	421.8	486.3	434.1	492.2

During the three months ended June 30, 2010 and 2009, weighted average shares related to certain stock options of 18.0 and 17.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2010 and 2009, weighted average shares related to certain stock options of 17.1 and 19.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2010, we issued approximately 1.6 restricted stock units under our stock incentive plans, 0.3 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2010. The 0.3 restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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

Our Other segment includes the Comprehensive Health Solutions Business unit, or CHS, that brings together our resources focused on optimizing the quality of health care and cost of care management. CHS included our prescription benefits management, or PBM, business until its sale to Express Scripts, Inc. on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven personal health care guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes the Federal Employee Program and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

As a result of cost-reduction initiatives implemented in 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. Activity related to these liabilities for the six months ended June 30, 2010 is as follows:

	Commercial	Consumer	Other	Total
Employee termination costs:
Beginning balance at January 1, 2010	$89.7	$19.6	$9.9	$119.2
Payments	(35.9)	(7.8)	(4.0)	(47.7)
Liability released	(0.9)	(0.2)	(0.1)	(1.2)

Employee termination costs ending balance at June 30, 2010	52.9	11.6	5.8	70.3

Lease and other contract exit costs:
Beginning balance at January 1, 2010	31.8	3.2	9.1	44.1
Accrued expenses	0.1	–	0.1	0.2
Payments	(3.8)	(0.1)	(0.3)	(4.2)

Lease and other contract termination costs ending balance at June 30, 2010	28.1	3.1	8.9	40.1

Total 2009 cost-reduction initiatives ending balance at June 30, 2010	$81.0	$14.7	$14.7	$110.4

Financial data by reportable segment for the three and six months ended June 30, 2010 and 2009 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended June 30, 2010:
Operating revenue from external customers	$8,488.9	$3,992.0	$1,743.6	$14,224.5
Operating gain	745.7	300.9	11.4	1,058.0

Three Months Ended June 30, 2009:
Operating revenue from external customers	$9,339.8	$4,090.5	$1,835.5	$15,265.8
Intersegment revenue	–	–	770.0	770.0
Elimination of intersegment revenue	–	–	(770.0)	(770.0)
Operating gain	582.8	382.1	123.8	1,088.7

Six Months Ended June 30, 2010:
Operating revenue from external customers	$17,592.7	$8,005.1	$3,495.4	$29,093.2
Operating gain (loss)	1,724.1	626.9	(6.3)	2,344.7

Six Months Ended June 30, 2009:
Operating revenue from external customers	$18,707.3	$8,125.9	$3,731.3	$30,564.5
Intersegment revenue	–	–	1,485.2	1,485.2
Elimination of intersegment revenue	–	–	(1,485.2)	(1,485.2)
Operating gain	1,485.5	600.8	235.4	2,321.7

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Reportable segments operating revenues	$14,224.5	$15,265.8	$29,093.2	$30,564.5
Net investment income	202.3	205.7	403.4	402.8
Net realized gains (losses) on investments	36.5	15.7	84.9	(31.8)
Other-than-temporary impairment losses recognized in income	(6.1)	(74.0)	(25.8)	(379.0)

Total revenues	$14,457.2	$15,413.2	$29,555.7	$30,556.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Reportable segments operating gain	$1,058.0	$1,088.7	$2,344.7	$2,321.7
Net investment income	202.3	205.7	403.4	402.8
Net realized gains (losses) on investments	36.5	15.7	84.9	(31.8)
Other-than-temporary impairment losses recognized in income	(6.1)	(74.0)	(25.8)	(379.0)
Interest expense	(100.2)	(117.0)	(199.6)	(233.1)
Amortization of other intangible assets	(60.9)	(66.6)	(121.6)	(134.5)
Impairment of other intangible assets	–	–	(21.1)	–

Income before income tax expense	$1,129.6	$1,052.5	$2,464.9	$1,946.1

14.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$722.4	$693.5	$1,599.2	$1,273.9
Change in net unrealized gains/losses on investments	(20.1)	430.5	79.1	583.1
Change in non-credit component of other-than-temporary impairment losses on investments	(0.2)	(21.3)	(3.3)	(21.3)
Change in net unrealized gains/losses on cash flow hedges	(7.9)	0.1	(7.7)	(2.1)
Change in net periodic pension and postretirement costs	3.4	(0.2)	6.8	(0.4)
Foreign currency translation adjustments	(1.3)	2.0	(2.3)	2.0

Comprehensive income	$696.3	$1,104.6	$1,671.8	$1,835.2

15.  Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – June 30, 2010 Compared to June 30, 2009

V.	Cost of Care

VI.	Results of Operations – Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

VII.	Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009 and the MD&A included in our 2009 Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2010 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2010. Also see Item 1A. “Risk Factors” in Part I of our 2009 Form 10-K and Part II of this Form 10-Q.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 33.5 million medical members as of June 30, 2010. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield or Empire Blue Cross Blue Shield (in our New York service areas). We also serve customers throughout much of the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended June 30, 2010 was $14.2 billion, a decrease of $1.0 billion, or 7%, from the three months ended June 30, 2009, primarily due to the conversion of a large municipal account from fully-insured to self funded status in April 2010 and certain UniCare members transitioning to Health Care Service Corporation, or HCSC, beginning January 1, 2010. In addition, fully-insured membership declines in our Local Group and National businesses, resulting from unfavorable economic conditions, the sale of our prescription benefit management business, or PBM business, and the loss in 2010 of the Medicare Part D auto-assigned Low-Income Subsidy, or Part D LIS, membership within our Senior business contributed to the decline in premiums. These decreases were partially offset by higher premium revenue in all Commercial medical lines of business necessary to cover cost trends, which include health care costs and selling, general and administrative expenses. In addition, operating revenue in 2010 increased due to higher Federal Employee Program, or FEP, reimbursements and increased revenue due to membership gains in our Senior Medicare Advantage business.

Operating revenue for the six months ended June 30, 2010 was $29.1 billion, a decrease of $1.5 billion, or 5% from the six months ended June 30, 2009, primarily due to certain UniCare members transitioning to HCSC beginning January 1, 2010, fully-insured membership declines in our Local Group and National Accounts businesses, resulting from unfavorable economic conditions, and the conversion of a large municipal account from fully-insured to self-funded status in April 2010. In addition, the sale of our PBM business, and the loss in 2010 of the Part D LIS membership within our Senior business contributed to the operating revenue decline. These decreases were partially offset by higher premium revenue necessary to cover cost trends. In addition, our operating revenue in 2010 also benefited from increased FEP reimbursements and increased membership in our Senior Medicare Advantage business.

Net income for the three months ended June 30, 2010 was $722.4 million, a 4% increase from the three months ended June 30, 2009. This increase in net income resulted primarily from improved operating results in our Commercial segment and increased realized gains on investments, a decline in other-than-temporary impairment losses recognized in income, lower interest expense and lower amortization of other intangible assets. These increases were offset by lower operating results in our Consumer and Other segments and increased income taxes. For additional details, see Results of Operations – Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 included in this MD&A. Our fully-diluted earnings per share, or EPS, was $1.71 for the three months ended June 30, 2010, which represents a 20% increase over the EPS of $1.43 for the three months ended June 30, 2009. The increase in EPS resulted primarily from the lower number of shares outstanding in 2010 due to share buy back activity under our share repurchase program.

Net income for the six months ended June 30, 2010 was $1.6 billion, a 26% increase from the six months ended June 30, 2009. This increase in net income resulted primarily from improved operating results in our Commercial and Consumer segments and increased realized gains on investments, a decline in other-than-temporary impairment losses recognized in income, lower interest expense and lower amortization of other intangible assets. These increases were offset by lower operating results in our Other segment, increased income taxes and increased impairment of other intangible assets. For additional details, see Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009 included in this MD&A. Our fully-diluted EPS was $3.68 for the six months ended June 30, 2010, which represents a 42% increase over the EPS of $2.59 for the six months ended June 30, 2009. The increase in EPS resulted primarily from increased net income as well as the lower number of shares outstanding in 2010 due to share buy back activity under our share repurchase program.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them period-over-period. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider to be a part of our core operating results. The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30
(In millions)	2010	2009	Change	% Change
Net income	$722.4	$693.5	$28.9	4%
Less (net of tax):
Net realized gains on investments, net of tax expense of $13.0 million and $5.5 million, respectively	23.5	10.2	13.3
Other-than-temporary impairment losses on investments, net of tax benefit of $2.2 million and $25.8 million, respectively	(3.9)	(48.2)	44.3

Adjusted net income	$702.8	$731.5	$(28.7)	(4)%

EPS	$1.71	$1.43	$0.28	20%
Less (net of tax):
Net realized gains on investments	0.05	0.02	0.03
Other-than-temporary impairment losses on investments	(0.01)	(0.09)	0.08

Adjusted EPS	$1.67	$1.50	$0.17	11%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30
(In millions)	2010	2009	Change	% Change
Net income	$1,599.2	$1,273.9	$325.3	26%
Less (net of tax):
Net realized gains (losses) on investments, net of tax expense (benefit) of $30.0 million and $(11.3) million, respectively	54.9	(20.5)	75.4
Other-than-temporary impairment losses on investments, net of tax benefit of $9.1 million and $133.1 million, respectively	(16.7)	(245.9)	229.2
Impairment of other intangible assets, net of tax benefit of $7.4 million and $0.0 million, respectively	(13.7)	–	(13.7)

Adjusted net income	$1,574.7	$1,540.3	$34.4	2%

EPS	$3.68	$2.59	$1.09	42%
Less (net of tax):
Net realized gains (losses) on investments	0.12	(0.04)	0.16
Other-than-temporary impairment losses on investments	(0.04)	(0.50)	0.46
Impairment of other intangible assets	(0.03)	–	(0.03)

Adjusted EPS	$3.63	$3.13	$0.50	16%

Operating cash flow for the six months ended June 30, 2010 reflected a net outflow of $66.8 million, primarily driven by a $1.2 billion tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on our PBM sale on December 1, 2009. Operating cash flow for the six months ended June 30, 2009 was $1.6 billion, or 1.2 times net income. The decrease in operating cash flow from 2009 was driven primarily by the $1.2 billion tax payment and increased incentive compensation payments in 2010.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Part D, Medicare Advantage and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for the Medicaid and State Children’s Health Insurance Plan programs. Individual business includes individual customers under age 65 and their covered dependents.

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

Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products, including PPO, HMO, POS and CDHP products, our aggregate cost of care can fluctuate based on a change in the overall mix of these products. In recent periods, we have seen an increase in COBRA coverage within these product offerings that can further impact our cost of care. COBRA is named for the Consolidated Omnibus Budget Reconciliation Act of 1986, which provides unemployed group members with coverage for up to 18 months after losing their job. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law. ARRA originally provided for a temporary subsidy of COBRA premiums for individuals that were involuntarily terminated from employment (for reasons other than gross misconduct) between September 1, 2008 and February 28, 2010. The eligibility period was extended twice and ran through May 31, 2010. The COBRA subsidy under ARRA has caused more individuals to elect COBRA coverage.

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

Our cost of drugs historically consisted of the amounts we paid to pharmaceutical companies for the drugs we sold to third parties via mail order through our PBM and specialty pharmacy companies until the sale of our PBM operations on December 1, 2009. This amount excluded the cost of drugs related to our members, which is recorded in benefit expense. Our cost of drugs were influenced by the volume of prescriptions in our PBM business, as well as cost changes, driven by prices set by pharmaceutical companies and the mix of drugs sold. Following the sale of our PBM business, we no longer record any cost of drugs on our income statement as these third party mail order sales were part of the PBM business sold to Express Scripts.

Our results of operations depend in large part on our ability to accurately predict and effectively manage health care costs through effective contracting with providers of care to our members and our medical management and health and wellness programs. Several economic factors related to health care costs, such as regulatory mandates of coverage as well as direct-to-consumer advertising by providers and pharmaceutical companies, have a direct impact on the volume of care consumed by our members. While we price our business so that expected premium yield exceeds total cost trends, where total cost trend includes health care costs and selling, general and administrative expenses, the potential effect of escalating health care costs, any changes in our ability to negotiate competitive rates with our providers and any regulatory or market driven restrictions on our ability to obtain adequate premium rates to offset overall inflation in health care costs, including increases in unit costs and utilization resulting from the aging of the population and other demographics, as well as advances in medical technology, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our results of operations.

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventative services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

Some provisions of the health care reform legislation become effective this year, including those that bar health insurance companies from placing lifetime limits on insurance coverage, those related to the increased restrictions on rescinding coverage and those that extend coverage of dependents to age 26. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in 2011. Lastly, other significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later.

Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, the Department of Labor, the Department of the Treasury and the National Association of Insurance Commissioners. While proposed regulations on some provisions have been released for review and comment, all of which we are carefully evaluating, it is too early to fully understand the impacts of the legislation on our overall business. Certain provisions of the new law are likely to have significant impacts on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of this legislation as additional guidance is made available.

In addition, federal and state regulatory agencies may further restrict our ability to implement changes in premium rates or impose additional restrictions, under new or existing laws, such as minimum medical loss ratio requirements or restricted definitions of costs to be included when calculating medical loss ratios under such definitions. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates and more restrictive medical loss ratio requirements could adversely affect our business, cash flows, financial condition and results of operations.

During June 2010, we resubmitted our March 2010 individual market rate filings with the California Department of Insurance, or CDI, and the California Department of Managed Health Care, or CDMHC. Pending review by the CDI and CDMHC, these rates will become effective later this year. Current estimates indicate that the revised rates will not cover our costs, as we made the strategic business decision not to increase premium rates further than what is proposed in the revised rate filings in an effort to avoid further destabilization of this portion of our business. As a result, we expect to incur significant losses on existing contracts in the California individual market during 2010.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. During 2009 and early 2010, we experienced both fully-insured and self-funded membership declines. Given the current economic conditions in the U.S., it is expected that unemployment levels will remain high throughout the remainder of 2010, which may impact our ability to increase or even maintain current membership levels. These membership trends could have a material adverse effect on our future results of operations.

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation; however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

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

During the six months ended June 30, 2010, we repurchased and retired approximately 49.7 million shares at an average per share price of $57.93, for an aggregate cost of $2.9 billion. Under the share repurchase program, during the six months ended June 30, 2010, we entered into accelerated share repurchase, or ASR, programs with two counterparties. The ASR programs provided for repurchase of a number of our shares, equal to a total cost of $900.0 million, as determined by the dollar volume weighted average share price during a one to two month period for each ASR program. Both ASR programs were settled prior to June 30, 2010 and we had repurchased 15.7 million shares under these ASR programs. The shares repurchased under the ASR programs are included in the amount disclosed above as shares repurchased during the six months ended June 30, 2010. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 million shares at an average per share price of $40.77, for an aggregate cost of $1.1 billion. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. As of June 30, 2010, $1.0 billion remained authorized for future repurchases. Subsequent to June 30, 2010, we repurchased and retired approximately 2.4 million shares for an aggregate cost of approximately $116.9 million, leaving approximately $885.5 million for authorized future repurchases at July 21, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

IV.	Membership – June 30, 2010 Compared to June 30, 2009

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2010 and 2009. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands) Medical Membership	2010	2009	Change	% Change
Customer Type
Local Group	15,198	15,916	(718)	(5)%
Individual	1,953	2,191	(238)	(11)
National:
National Accounts	7,108	6,904	204	3
BlueCard	4,782	4,812	(30)	(1)

Total National	11,890	11,716	174	1
Senior	1,252	1,234	18	1
State-Sponsored	1,750	1,777	(27)	(2)
FEP	1,449	1,387	62	4

Total Medical Membership by Customer Type	33,492	34,221	(729)	(2)

Funding Arrangement
Self-Funded	19,425	18,479	946	5
Fully-Insured	14,067	15,742	(1,675)	(11)

Total Medical Membership by Funding Arrangement	33,492	34,221	(729)	(2)

Reportable Segment
Commercial	27,107	27,821	(714)	(3)
Consumer	4,936	5,013	(77)	(1)
Other	1,449	1,387	62	4

Total Medical Membership by Reportable Segment	33,492	34,221	(729)	(2)

Other Membership
Behavioral Health	23,700	22,998	702	3
Life and Disability	5,225	5,437	(212)	(4)
Dental	4,077	4,331	(254)	(6)
Managed dental[1]	4,310	4,041	269	7
Vision	3,391	2,826	565	20
Medicare Part D	1,227	1,667	(440)	(26)

[1]	Managed dental membership includes members for which we provide administrative services only.

Medical Membership

During the twelve months ended June 30, 2010, total medical membership decreased 729,000, or 2%, primarily due to decreases in Local Group (including UniCare) and Individual businesses, partially offset by increases in our National Accounts and FEP membership. The majority of the decline was in our Local Group business and primarily reflects the loss of non-BCBSA-branded membership resulting from the transition of certain UniCare members to HCSC beginning January 1, 2010 as well as lapses and net unfavorable in-group change caused by higher unemployment resulting from the unfavorable economic conditions, partially offset by new sales. In-group enrollment change represents membership changes within a group that still remains our customer.

Self-funded medical membership increased 946,000, or 5%, primarily due to the conversion of a large municipal account from fully-insured to self-funded status in April 2010, an increase in self-funded National Accounts membership resulting from additional sales and ongoing conversions to self-funded arrangements, partially offset by declines in self-funded Local Group membership.

Fully-insured membership decreased 1,675,000 members, or 11%, primarily due to the conversion of a large municipal account from fully-insured to self-funded status in April 2010, declines in fully-insured Local Group membership resulting from lapses and net unfavorable in-group enrollment change caused by higher unemployment and the transition of certain UniCare members to HCSC (both Local Group and Individual membership).

Local Group membership decreased 718,000, or 5%, primarily due to membership declines in our non-BCBSA-branded membership, including the impact of the transition of certain UniCare members to HCSC, and a decline in BCBSA-branded business associated with the unfavorable economic conditions.

Individual membership decreased 238,000, or 11%, due to the transition of certain UniCare members to HCSC, and, to a lesser extent, a decline in BCBSA-branded business, resulting from overall unfavorable economic and industry conditions.

National Accounts membership increased 204,000, or 3%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio, and favorable in-group enrollment changes in several large accounts. These increases were partially offset by lapses due to the unfavorable economic conditions.

BlueCard membership decreased 30,000, or 1%, primarily due to lower utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership increased 18,000, or 1%, primarily due to increases in our Medicare Advantage plans, partially offset by lower membership in our Medicare Supplement plans.

State-Sponsored membership decreased 27,000, or 2%, primarily due to lower membership in California resulting from state budgetary issues and product changes, partially offset by growth in Virginia and Indiana.

FEP membership increased 62,000, or 4%, following the 2010 open enrollment period.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 702,000, or 3%, primarily due to growth in certain products, partially offset by higher unemployment resulting from the current economic downturn.

Life and disability membership decreased 212,000, or 4%, primarily due to the transition of certain UniCare members to HCSC beginning January 1, 2010. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 254,000, or 6%, primarily due to the transition of certain UniCare members to HCSC, net unfavorable in-group enrollment changes and lapses due to the current economic conditions.

Managed dental membership increased 269,000, or 7%, primarily due to new sales to several significant accounts.

Vision membership increased 565,000, or 20%, primarily due to strong sales and market penetration of our Blue View vision product and embedding of vision benefits in certain of our Consumer products.

Medicare Part D membership decreased 440,000, or 26%, primarily reflecting the loss of the Part D LIS membership in 2010.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2010 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe our 2010 cost of care trend estimate of 8.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend continued to be driven more by unit cost than utilization. Utilization is still a significant contributor to trend due to influences like H1N1 and increased COBRA membership that are still impacting our experience period. Inpatient hospital trend was in the low double digit range and was primarily related to increases in cost per admission. Developing trend indicates that approximately 80% of the inpatient trend is cost driven, while 20% is utilization driven. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as negotiated rate increases with hospitals. As we are successful in moving lower intensity procedures to lower cost outpatient services, the remaining inpatient procedures are of higher average intensity. Both the inpatient admission counts per thousand members and the inpatient day counts per thousand members were higher than the prior year. The average length of inpatient stays decreased slightly compared with prior year levels. Continued clinical management and re-contracting efforts are in place to help mitigate the inpatient trend increases. Programs such as the enterprise-wide enhanced 360º Health care management programs, the industry’s first program to integrate all care management programs and tools into a centralized, consumer-friendly resource, continue to aid our members in accessing the most comprehensive and appropriate care available. Focused review efforts are in place for inpatient behavioral health stays, neo-natal intensive care unit cases, and spinal surgery cases, among others. Additionally, we have introduced new programs related to readmission management, focused utilization management at high costs facilities and post-discharge follow-up care.

Outpatient trend was in the low double digit range and was 60% cost driven and 40% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is higher than prior year. The increase is spanning multiple categories of outpatient care including ER visits, lab/radiology services, and outpatient surgery. ER management programs, behavioral health reviews and initiatives to help optimize site of service decisions are serving to encourage appropriate utilization of outpatient services. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management, specialty pharmacy reviews and myocardial perfusion imaging is aiding our efforts to mitigate trend increases.

Physician services trend was in the mid single digit range and was 25% cost driven and 75% utilization driven. Increases in the physician care category were partially driven by contracting changes as well as increased utilization in late 2009 related to H1N1. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the low double digit range and was 70% unit cost (cost per prescription) related and 30% utilization (prescriptions per member per year) driven. Pharmacy trends for the period were adversely impacted by H1N1 influenza activity and a slowdown in the release of new generics as compared to prior periods. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures were mitigated by increases in our generic usage rates, benefit plan design changes and continued management of contracting arrangements and fee schedules. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

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

VI.	Results of Operations – Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Our consolidated results of operations for the three months ended June 30, 2010 and 2009 are discussed in the following section.

	Three Months Ended June 30
(In millions, except per share data)	2010	2009	$ Change	% Change
Premiums	$13,257.1	$14,123.3	$(866.2)	(6)%
Administrative fees	949.1	976.8	(27.7)	(3)
Other revenue	18.3	165.7	(147.4)	(89)

Total operating revenue	14,224.5	15,265.8	(1,041.3)	(7)
Net investment income	202.3	205.7	(3.4)	(2)
Net realized gains on investments	36.5	15.7	20.8	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(14.9)	(107.8)	92.9	86
Portion of other-than-temporary impairment losses recognized in other comprehensive income	8.8	33.8	(25.0)	(74)

Other-than-temporary impairment losses recognized in income	(6.1)	(74.0)	67.9	92

Total revenues	14,457.2	15,413.2	(956.0)	(6)
Benefit expense	10,985.0	11,849.9	(864.9)	(7)
Selling, general and administrative expense:
Selling expense	403.1	421.2	(18.1)	(4)
General and administrative expense	1,778.4	1,784.7	(6.3)	–

Total selling, general and administrative expense	2,181.5	2,205.9	(24.4)	(1)
Cost of drugs	–	121.3	(121.3)	(100)
Interest expense	100.2	117.0	(16.8)	(14)
Amortization of other intangible assets	60.9	66.6	(5.7)	(9)

Total expenses	13,327.6	14,360.7	(1,033.1)	(7)

Income before income tax expense	1,129.6	1,052.5	77.1	7
Income tax expense	407.2	359.0	48.2	13

Net income	$722.4	$693.5	$28.9	4

Average diluted shares outstanding	421.8	486.3	(64.5)	(13)%
Diluted net income per share	$1.71	$1.43	$0.28	20%
Benefit expense ratio[2]	82.9%	83.9%		(100	)bp3
Selling, general and administrative expense ratio[4]	15.3%	14.4%		90bp	[3]
Income before income taxes as a percentage of total revenue	7.8%	6.8%		100bp	[3]
Net income as a percentage of total revenue	5.0%	4.5%		50bp	[3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $866.2 million, or 6%, to $13.3 billion in 2010, primarily due to the conversion of a large municipal account from fully-insured to self-funded status in April 2010 and certain UniCare members transitioning to HCSC beginning January 1, 2010. In addition, fully-insured membership declines in our Local Group and National Accounts businesses, resulting from the current unfavorable economic conditions, and the loss in 2010 of the Part D LIS membership within our Senior business contributed to the decline in premiums. These decreases were partially offset by higher premium revenue in all Commercial medical lines of business necessary to cover cost trends, as discussed above, increased reimbursement in the FEP program and increased revenue due to membership gains in our Senior Medicare Advantage business. The decrease in premiums related to the conversion of the large municipal account was largely offset by a comparable reduction of benefit expense, as further described below.

Administrative fees decreased $27.7 million, or 3%, to $949.1 million in 2010, primarily due to reductions of certain PBM related revenues earned in 2009 and lower revenues in our NGS Medicare, UniCare and BlueCard businesses, partially offset by increased revenue in our self-funded National Accounts business resulting from both membership increases and improved pricing.

The majority of other revenue was historically comprised of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies. The decline in other revenue is primarily due to the sale of our PBM business to Express Scripts on December 1, 2009. Accordingly, we will not record other revenue for this business in 2010, and other revenue of $18.3 million recorded in 2010 is primarily associated with miscellaneous activities.

Net investment income decreased $3.4 million, or 2%, to $202.3 million in 2010, primarily resulting from lower yields earned on short term and fixed maturity investments.

A summary of our net realized gains (losses) on investments for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30
(In millions)	2010	2009	$ Change
Net realized gains (losses) on investments
Net realized gains from the sale of fixed maturity securities	$54.6	$14.2	$40.4
Net realized (losses) gains from the sale of equity securities	(18.2)	1.6	(19.8)
Other net realized gains (losses) on investments	0.1	(0.1)	0.2

Net realized gains on investments	36.5	15.7	20.8

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(0.9)	(13.8)	12.9
Other-than-temporary impairment losses – fixed maturity securities	(5.2)	(60.2)	55.0

Other-than-temporary impairment losses recognized in income	(6.1)	(74.0)	67.9

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income	$30.4	$(58.3)	$88.7

Net realized gains on investments increased in 2010 primarily due to increased gains from the sale of fixed maturity securities partially offset by increased net realized losses from the sale of equity securities.

Other-than-temporary impairment losses recognized in income decreased in 2010. Other-than-temporary impairment losses recognized in income during the three months ended June 30, 2009 were related to both impairment of fixed maturity securities, primarily from credit related events, and impairment of equity securities due to declines in stock prices. There was no individually significant other-than-temporary impairments of investments by issuer during the three months ended June 30, 2010 or 2009.

Benefit expense decreased $864.9 million, or 7%, to $11.0 billion in 2010, primarily due to the conversion of a large municipal account from fully-insured to self-funded status in April 2010, certain UniCare members transitioning to HCSC beginning January 1, 2010, fully-insured membership declines in our Local Group and National Accounts businesses, and the 2010 loss of the Part D LIS membership within our Senior business. These decreases were partially offset by increases in benefit costs in our Senior Medicare Advantage and FEP businesses. Medicare Advantage increases were primarily due to higher membership. We receive reimbursement for FEP costs plus a fee.

Our benefit expense ratio decreased 100 basis points to 82.9% in 2010, due to improvements in our Commercial segment, partially offset by increases in our Individual business. Improvements in the Commercial segment were primarily related to our Local Group BCBSA-branded business, which reflected disciplined pricing, and the conversion of a large municipal account from fully-insured to self funded status in April 2010. The increase in the Individual business was driven primarily by delayed premium increases in certain of our markets.

Selling, general and administrative expense decreased $24.4 million, or 1%, to $2.2 billion in 2010. Our selling, general and administrative expense decreased due to lower base compensation costs, selling expenses and other operating expenses, partially offset by increases in outside services and incentive compensation. The selling expense decline included reduced amounts related to a portion of our UniCare business in Texas and Illinois that transitioned to HCSC. Our 2010 general and administrative expenses do not include the administrative expenses formerly incurred by our PBM business, as these operations were sold to Express Scripts in December 2009. The expenses associated with administering PBM products to our medical members are now reflected in the drug prices charged to us by Express Scripts as part of our ten year contract and are included in benefit expense described above. While overall selling, general and administrative expense decreased, our selling, general and administrative expense ratio increased 90 basis points to 15.3% in 2010, primarily due to a decline in operating revenue and increased outside services and incentive compensation, partially offset by lower base compensation costs, selling expenses and other operating expenses.

Cost of drugs sold decreased $121.3 million, or 100%, due to no PBM activity in 2010 as compared to 2009, resulting from the sale of our PBM business to Express Scripts on December 1, 2009. These cost of drugs sold were associated with other revenue generated from mail order sales of drugs. Following the sale of our PBM business, we do not record any cost of drugs on our income statement as we no longer market and sell prescription drugs.

Interest expense decreased $16.8 million, or 14%, to $100.2 million in 2010, primarily due to lower debt balances and lower short term rates on floating rate debt.

Amortization of other intangible assets decreased $5.7 million, or 9%, to $60.9 million in 2010, primarily due to reduced balances of certain amortizable intangible assets acquired in prior years.

Income tax expense increased $48.2 million, or 13%, to $407.2 million in 2010. This increase was due to both higher income before income taxes and an increased effective tax rate. The effective tax rates in 2010 and 2009 were 36.0% and 34.1%, respectively. The increase in effective tax rates primarily resulted from state tax adjustments in 2009 and audit settlements and the impact of compensation deduction limitations associated with healthcare reform legislation in 2010.

The factors noted above led to net income as a percentage of total revenue increasing 50 basis points to 5.0% in 2010 as compared to 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FASB guidance, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13 to our unaudited consolidated financial statements for the three and six months ended June 30, 2010 included in this Form 10-Q. The discussions of segment results for the three months ended June 30, 2010 and 2009 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$8,488.9	$9,339.8	$(850.9)	(9)%
Operating gain	$745.7	$582.8	$162.9	28%
Operating margin	8.8%	6.2%		260bp

Operating revenue decreased $850.9 million, or 9%, to $8.5 billion in 2010, primarily due to the conversion of a large municipal account from fully-insured to self-funded status, certain UniCare members transitioning to HCSC beginning January 1, 2010, and fully-insured membership declines in our Local Group and National Accounts BCBSA-branded businesses due to unfavorable economic conditions. These decreases were partially offset by higher premium revenue necessary to cover cost trend, as discussed above, and increased revenue in our self-funded National Accounts business from both membership increases and improved pricing.

Operating gain increased $162.9 million, or 28%, to $745.7 million in 2010 primarily due to improvements in our Local Group BCBSA-branded business. The improvement in our Local Group BCBSA-branded business reflected higher premium revenue necessary to cover cost trend. The operating gain also improved due to additional favorable reserve releases in 2010 as compared to 2009.

The factors above led to an operating margin in 2010 of 8.8%, a 260 basis point increase over 2009.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$3,992.0	$4,090.5	$(98.5)	(2)%
Operating gain	$300.9	$382.1	$(81.2)	(21)%
Operating margin	7.5%	9.3%		(180	)bp

Operating revenue decreased $98.5 million, or 2%, to $4.0 billion in 2010, primarily due to our loss in 2010 of the Part D LIS membership, a change during 2010 in the provider of pharmacy benefits for the Indiana Medicaid program included in our State-Sponsored programs and lower Individual membership. These decreases were partially offset by increases in our Medicare Advantage business due to higher membership.

Operating gain decreased $81.2 million, or 21%, to $300.9 million in 2010, primarily due to lower operating results in our Individual and Medicare Advantage businesses. The lower operating results in our Individual business reflect the impact of delayed premium rate increases necessary to cover cost trends in certain markets. The lower operating gain in our Medicare Advantage business is due to reimbursement changes for 2010. In addition, the lower operating gain resulted from lower favorable reserve releases in 2010 as compared to 2009.

The factors above led to an operating margin in 2010 of 7.5%, a 180 basis point decrease over 2009.

Other

Our Other segment’s summarized results of operations for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$1,743.6	$1,835.5	$(91.9)	(5)%
Operating gain	$11.4	$123.8	$(112.4)	(91)%

Operating revenue decreased $91.9 million, or 5%, to $1.7 billion in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower administrative fees in our NGS Medicare business, partially offset by growth in our FEP business.

Operating gain decreased $112.4 million, or 91%, to $11.4 million in 2010, primarily due to the sale of the PBM business on December 1, 2009.

VII.	Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Our consolidated results of operations for the six months ended June 30, 2010 and 2009 are discussed in the following section.

	Six Months Ended June 30
(In millions, except per share data)	2010	2009	$ Change	% Change
Premiums	$27,167.0	$28,326.5	$(1,159.5)	(4)%
Administrative fees	1,902.0	1,918.3	(16.3)	(1)
Other revenue	24.2	319.7	(295.5)	(92)

Total operating revenue	29,093.2	30,564.5	(1,471.3)	(5)
Net investment income	403.4	402.8	0.6	–
Net realized gains (losses) on investments	84.9	(31.8)	116.7	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(42.8)	(412.8)	370.0	90
Portion of other-than-temporary impairment losses recognized in other comprehensive income	17.0	33.8	(16.8)	(50)

Other-than-temporary impairment losses recognized in income	(25.8)	(379.0)	353.2	93

Total revenues	29,555.7	30,556.5	(1,000.8)	(3)
Benefit expense	22,366.4	23,574.3	(1,207.9)	(5)
Selling, general and administrative expense:
Selling expense	805.5	853.2	(47.7)	(6)
General and administrative expense	3,576.6	3,581.6	(5.0)	–

Total selling, general and administrative expense	4,382.1	4,434.8	(52.7)	(1)
Cost of drugs	–	233.7	(233.7)	(100)
Interest expense	199.6	233.1	(33.5)	(14)
Amortization of other intangible assets	121.6	134.5	(12.9)	(10)
Impairment of other intangible assets	21.1	–	21.1	NM	[1]

Total expenses	27,090.8	28,610.4	(1,519.6)	(5)

Income before income tax expense	2,464.9	1,946.1	518.8	27
Income tax expense	865.7	672.2	193.5	29

Net income	$1,599.2	$1,273.9	$325.3	26

Average diluted shares outstanding	434.1	492.2	(58.1)	(12)%
Diluted net income per share	$3.68	$2.59	$1.09	42%
Benefit expense ratio[2]	82.3%	83.2%		(90	)bp3
Selling, general and administrative expense ratio[4]	15.1%	14.5%		60bp	[3]
Income before income taxes as a percentage of total revenue	8.3%	6.4%		190bp	[3]
Net income as a percentage of total revenue	5.4%	4.2%		120bp	[3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $1.2 billion, or 4%, to $27.2 billion in 2010, primarily due to certain UniCare members transitioning to HCSC beginning January 1, 2010, fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions, the conversion of a large municipal account from fully-insured to self-funded status in April 2010 and the loss in 2010 of the Part D LIS membership within our Senior business. These decreases were partially offset by higher premium revenue necessary to cover cost trends, as discussed above, increased reimbursement in the FEP program and increased membership in our Senior Medicare Advantage business and certain State-Sponsored programs. The decrease in premiums related to the conversion of the large municipal account was largely offset by a comparable reduction of benefit expense, as further described below.

Administrative fees decreased $16.3 million, or 1%, to $1.9 billion in 2010, primarily due to lower revenues in our NGS Medicare business and reductions of certain PBM related revenues earned in 2009, partially offset by increased revenue in our self-funded National Accounts business resulting from both membership increases and improved pricing.

The majority of other revenue was historically comprised of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies. The decline in other revenue is due to the sale of our PBM business to Express Scripts on December 1, 2009. Accordingly, we will not record other revenue for this business in 2010, and other revenue of $24.2 million recorded in 2010 is primarily associated with miscellaneous activities.

Net investment income increased $0.6 million, or less than 1%, to $403.4 million in 2010, as lower yields earned on short term and fixed maturity investments kept investment income comparable to the prior year.

A summary of our net realized gains (losses) on investments for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30
(In millions)	2010	2009	$ Change
Net realized gains (losses) on investments
Net realized gains from the sale of fixed maturity securities	$97.7	$4.3	$93.4
Net realized losses from the sale of equity securities	(12.8)	(35.7)	22.9
Other net realized losses on investments	–	(0.4)	0.4

Net realized gains (losses) on investments	84.9	(31.8)	116.7

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses – equity securities	(10.0)	(183.5)	173.5
Other-than-temporary impairment losses – fixed maturity securities	(15.8)	(195.5)	179.7

Other-than-temporary impairment losses recognized in income	(25.8)	(379.0)	353.2

Net realized gains (losses) on investments and other-than-temporary impairment losses recognized in income	$59.1	$(410.8)	$469.9

Net realized gains on investments increased in 2010 primarily due to increased gains from the sale of fixed maturity securities and reduced net realized losses from the sale of equity securities.

Other-than-temporary impairment losses recognized in income decreased in 2010. Other-than-temporary impairment losses recognized in income in 2009 were related to both impairment of fixed maturity securities, primarily from credit related events, and impairment of equity securities due to declines in stock prices. There was no individually significant other-than-temporary impairments of investments by issuer during the six months ended June 30, 2010 or 2009.

Benefit expense decreased $1.2 billion, or 5%, to $22.4 billion in 2010, primarily due to the conversion of a large municipal account from fully-insured to self-funded status in April 2010, certain UniCare members transitioning to HCSC beginning January 1, 2010, fully-insured membership declines in our Local Group and National Accounts businesses, and the 2010 loss of the Part D LIS membership within our Senior business. These decreases were partially offset by increases in benefit costs in our Senior Medicare Advantage, Local Group BCBSA-branded, and FEP businesses. We receive reimbursement for FEP costs plus a fee. The Medicare Advantage increases were primarily due to higher membership. The increase in Local Group BCBSA-branded benefit expense was driven by higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership year over year.

Our benefit expense ratio decreased 90 basis points to 82.3% in 2010, due to improvements in our Commercial segment. Improvements in the Commercial segment were primarily related to our Local Group BCBSA-branded business, which reflected disciplined pricing and lower flu-related costs.

Selling, general and administrative expense decreased $52.7 million, or 1%, to $4.4 billion in 2010. Our selling, general and administrative expense decreased due to lower base compensation costs, selling expenses and other operating expenses, partially offset by increases in outside services and incentive compensation. The selling expense decline included reduced amounts related to a portion of our UniCare business in Texas and Illinois that transitioned to HCSC. Our 2010 general and administrative expenses do not include the administrative expenses formerly incurred by our PBM business, as these operations were sold to Express Scripts in December 2009. The expenses associated with administering PBM products to our medical members are now reflected in the drug prices charged to us by Express Scripts as part of our ten year contract and are included in benefit expense described above. While overall selling, general and administrative expense decreased, our selling, general and administrative expense ratio increased 60 basis points to 15.1% in 2010, primarily due to a decline in operating revenue and increased outside services and incentive compensation, partially offset by lower base compensation costs, selling expenses and other operating expenses.

Cost of drugs sold decreased $233.7 million, or 100%, due to no PBM activity in 2010 as compared to 2009, resulting from the sale of our PBM business to Express Scripts on December 1, 2009. These cost of drugs sold were associated with other revenue generated from mail order sales of drugs. Following the sale of our PBM business, we do not record any cost of drugs on our income statement as we no longer market and sell prescription drugs.

Interest expense decreased $33.5 million, or 14%, to $199.6 million in 2010, primarily due to lower debt balances and lower short term rates on floating rate debt.

Amortization of other intangible assets decreased $12.9 million, or 10%, to $121.6 million in 2010, primarily due to reduced balances of certain amortizable intangible assets acquired in prior years.

In the first quarter of 2010, we recognized an impairment charge of $21.1 million for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

Income tax expense increased $193.5 million, or 29%, to $865.7 million in 2010. This increase was due to both higher income before taxes and an increased effective rate. The effective tax rates in 2010 and 2009 were 35.1% and 34.5%, respectively. The increase in effective tax rates resulted primarily from audit settlements and the impact of compensation deduction limitations associated with healthcare reform in 2010.

The factors noted above led to net income as a percentage of total revenue increasing 120 basis points to 5.4% in 2010 as compared to 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as described in FASB guidance, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13 to our unaudited consolidated financial statements for the three and six months ended June 30, 2010 included in this Form 10-Q. The discussions of segment results for the six months ended June 30, 2010 and 2009 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$17,592.7	$18,707.3	$(1,114.6)	(6)%
Operating gain	$1,724.1	$1,485.5	$238.6	16%
Operating margin	9.8%	7.9%		190bp

Operating revenue decreased $1.1 billion, or 6%, to $17.6 billion in 2010, primarily due to fully-insured membership declines in our Local Group and National Accounts BCBSA-branded businesses due to unfavorable economic conditions, certain UniCare members transitioning to HCSC beginning January 1, 2010, and the conversion of a large municipal account from fully-insured to self-funded status. These decreases were partially offset by higher premium revenue necessary to cover cost trend, as discussed above, increased revenue in our self-funded National Accounts business and revenues from DeCare Dental, LLC, which we acquired on April 9, 2009.

Operating gain increased $238.6 million, or 16%, to $1.7 billion in 2010 primarily due to improvements in our Local Group BCBSA-branded business, partially offset by lower operating gain resulting from the transition of certain UniCare members to HCSC and lower operating results in our National Accounts business, reflective of the conversion of certain accounts to self-funded status. The improvement in our Local Group BCBSA-branded business reflected higher premium revenue necessary to cover cost trend and lower flu-related costs. The operating gain also improved due to additional favorable reserve releases in 2010 as compared to 2009.

The factors above led to an operating margin in 2010 of 9.8%, a 190 basis point increase over 2009.

Consumer

Our Consumer segment’s summarized results of operations for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$8,005.1	$8,125.9	$(120.8)	(1)%
Operating gain	$626.9	$600.8	$26.1	4%
Operating margin	7.8%	7.4%		40bp

Operating revenue decreased $120.8 million, or 1%, to $8.0 billion in 2010, primarily due to our loss in 2010 of the Part D LIS membership and, to a lesser degree, a change during 2010 in the provider of pharmacy benefits for the Indiana Medicaid program included in our State-Sponsored programs and lower membership in our Individual business. These decreases were partially offset by increases in our Medicare Advantage business due to higher membership.

Operating gain increased $26.1 million, or 4%, to $626.9 million in 2010, primarily due to improved results in our Medicare Part D and State-Sponsored businesses, partially offset by lower operating results in our Medicare Advantage and Individual businesses. The improvement in the Medicare Part D Senior business reflects the impact of the reduced Part D LIS membership. The State-Sponsored operating gain increased due to operational changes, including provider capitation arrangements in California. These operating gain increases were partially offset by lower operating gain in our Medicare Advantage business due to reimbursement changes for 2010 and lower operating gain in our Individual business reflecting the impact of delayed premium rate increases necessary to cover cost trends in certain markets. In addition, the lower operating gain resulted from lower favorable reserve releases in 2010 as compared to 2009.

The factors above led to an operating margin in 2010 of 7.8%, a 40 basis point increase over 2009.

Other

Our Other segment’s summarized results of operations for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30
(In millions)	2010	2009	$ Change	% Change
Operating revenue	$3,495.4	$3,731.3	$ (235.9)	(6)%
Operating gain	$(6.3)	$235.4	$ (241.7)	NM	[1]

Operating revenue decreased $235.9 million, or 6%, to $3.5 billion in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower administrative fees in our NGS Medicare business, partially offset by growth in our FEP business.

Operating gain decreased $241.7 million to an operating loss of $6.3 million in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower operating gains in our Health Care Management subsidiary and NGS Medicare businesses.

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

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At June 30, 2010, this liability was $5.1 billion and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims, including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97%, or $4.9 billion, of our total medical claims liability as of June 30, 2010; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3%, or $135.2 million, of the total medical claims liability as of June 30, 2010. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. No premium deficiencies were established at June 30, 2010.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each quarter and are sometimes significant as compared to the net income recorded in that quarter. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable. During the six months ended June 30, 2010, higher than anticipated favorable reserve releases of approximately $100.0 million were recognized and not reestablished at June 30, 2010. The majority of these releases resulted from year end claim seasonality developing to be less severe than originally anticipated, as well as continued recognition of improvements in our processing environment.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of June 30, 2010 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at June 30, 2010, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 10 to 30 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 3%, or approximately $151.0 million, in the June 30, 2010 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the June 30, 2010 incurred but not paid claim liability was the trend factors. In our analysis for the period ended June 30, 2010, there was a 460 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 7%, or approximately $338.0 million, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at June 30, 2010.

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

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009, 2008 and 2007 is as follows:

	Six Months Ended June 30		Years Ended December 31
(In millions)	2010	2009	2009	2008	2007
Gross medical claims payable, beginning of period	$5,450.5	$6,184.7	$6,184.7	$5,788.0	$5,290.3
Ceded medical claims payable, beginning of period	(29.9)	(60.3)	(60.3)	(60.7)	(51.0)

Net medical claims payable, beginning of period	5,420.6	6,124.4	6,124.4	5,727.3	5,239.3

Business combinations and purchase adjustments	–	2.8	2.8	–	15.2
Net incurred medical claims:
Current year	22,764.1	23,980.0	47,315.1	47,940.9	43,366.2
Prior years redundancies	(667.8)	(719.7)	(807.2)	(263.2)	(332.7)

Total net incurred medical claims	22,096.3	23,260.3	46,507.9	47,677.7	46,033.5

Net payments attributable to:
Current year medical claims	18,169.2	18,760.1	42,056.9	42,020.7	40,765.7
Prior years medical claims	4,295.3	4,778.6	5,157.6	5,259.9	4,795.0

Total net payments	22,464.5	23,538.7	47,214.5	47,280.6	45,560.7

Net medical claims payable, end of period	5,052.4	5,848.8	5,420.6	6,124.4	5,727.3
Ceded medical claims payable, end of period	28.1	56.7	29.9	60.3	60.7

Gross medical claims payable, end of period	$5,080.5	$5,905.5	$5,450.5	$6,184.7	$5,788.0

Current year medical claims paid as a percentage of current year net incurred medical claims	79.8%	78.2%	88.9%	87.7%	87.9%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	14.1%	13.3%	15.2%	4.8%	6.8%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.4%	1.5%	1.7%	0.6%	0.8%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $667.8 million shown above for the six months ended June 30, 2010 represents an estimate based on paid claim activity from January 1, 2010 to June 30, 2010. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $667.8 million redundancy relates to claims incurred in calendar year 2009.

The following table provides a summary of the completion and trend factor assumptions, which had the most significant impact on the actual development of our incurred but not paid claims liability estimates for the six months ended June 30, 2010 and 2009. As discussed above, these two key assumptions can be influenced by other operational variables, including system changes, provider submission patterns and business combinations.

	Favorable Developments by Changes in Key Assumptions
	2010	2009
Assumed trend factors	$497.3	$414.6
Assumed completion factors	170.5	305.1

Total	$667.8	$719.7

The favorable development in 2010 resulted primarily from claims trends restating to a more favorable level than originally estimated.

The favorable development in 2009 resulted from incurred-to-paid cycle times shortening significantly in 2008 causing claims to be more complete than estimated at December 31, 2008 and claims trends restating to a more favorable level than originally estimated.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.9% for 2009, 87.7% for 2008, and 87.9% for 2007. Comparison of these ratios reflects acceleration in processing that has occurred. Review of the six month periods presented above shows that as of June 30, 2010, 79.8% of current year net incurred medical claims had been paid in the period incurred, as compared to 78.2% for the same period in 2009. These ratios reflect incurred and paid claim amounts for the first six months of 2010 and 2009 only and, therefore, are not indicative of the ratios that can be expected for the full year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 14.1% for the six months ended June 30, 2010 and 13.3% for the six months ended June 30, 2009. The 80 basis increase over the two periods resulted primarily from restated claims trends differing more significantly from the original assumptions used in the most recent year compared to the prior year. The percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period was 15.2% for 2009, 4.8% for 2008, and 6.8% for 2007.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimate of incurred medical claims and the consistency of our methodology. For the six months ended June 30, 2010, this metric was 1.4%, which was calculated using the redundancy of $667.8 million shown above. For the six months ended June 30, 2009, the comparable metric was 1.5%, which was calculated using the redundancy of $719.7 shown above, which represents an estimate based on paid medical claims activity from January 1, 2009 to June 30, 2009. This metric was 1.7% for full year 2009, 0.6% for 2008, and 0.8% for 2007.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of June 30, 2010, the examinations of our 2008, 2007, 2006, 2005 and 2004 tax years are being concluded by the IRS. In addition, we have several tax years for which there are ongoing disputes related to companies’ pre-acquisition years that are being concluded by the IRS. We joined the IRS Compliance Assurance Process, or CAP, in 2007 and continue to remain a participant. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill at June 30, 2010 was $13.3 billion and other intangible assets were $8.1 billion. The sum of goodwill and intangible assets represented 43% of our total consolidated assets and 90% of our consolidated shareholders’ equity at June 30, 2010.

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

Investments

Current and long-term available-for-sale investment securities were $16.8 billion at June 30, 2010 and represented 34% of our total consolidated assets at June 30, 2010. We classify the fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value.

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

Certain FASB other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, this FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

The credit component of an other-than temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition. For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $25.8 million and $379.0 million, for the six months ended June 30, 2010 and 2009, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the six months ended June 30, 2010 or 2009. As of June 30, 2010, we had approximately $141.5 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $109.4 million of which related to fixed maturity securities and $32.1 million of which related to equity securities.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $822.5 million, or 2% of total consolidated assets, at June 30, 2010. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

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

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $15.8 billion at June 30, 2010. The weighted-average credit rating of these securities was “A” as of June 30, 2010. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2.4 billion, $33.9 million and $62.1 million, respectively, that are guaranteed by third parties. With the exception of thirteen securities with a fair value of $27.1 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of June 30, 2010 with the guarantee by the third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of June 30, 2010 for the securities for which such information is available.

At June 30, 2010, we owned $3.2 billion of mortgage-backed securities and $285.5 million of asset-backed securities out of a total available-for-sale investment portfolio of $16.8 billion. These securities included sub-prime and Alt-A securities with fair values of $87.3 million and $261.5 million, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $11.8 million and $17.6 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “BB”, respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs, in accordance with FASB guidance, for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2010 and 2009 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at June 30, 2010 totaled $326.6 million and represented 2% of our total consolidated assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain mortgage-backed, asset-backed and inverse floating rate securities that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

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

For the year ending December 31, 2010, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required minimum funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2010.

At June 30, 2010 our consolidated net pension liabilities were $29.5 million, including liabilities of $65.2 million for certain supplemental plans. We recognized consolidated pre-tax pension credit of $2.3 million and $6.7 million for the three months ended June 30, 2010 and 2009, respectively. We recognized consolidated pre-tax pension credit of $4.5 million and $13.6 million for the six months ended June 30, 2010 and 2009, respectively.

Other Postretirement Benefits

We provide most associates with certain life, medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $474.7 million at June 30, 2010.

We recognized consolidated pre-tax other postretirement expense of $7.5 million and $8.4 million for the three months ended June 30, 2010 and 2009, respectively. We recognized consolidated pre-tax other postretirement expense of $15.0 and $16.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

We made tax deductible discretionary contributions totaling $15.0 million to the other postretirement benefit plans during the six months ended June 30, 2010.

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

There were no other new accounting pronouncements issued during the first six months of 2010 that had a material impact on our financial position, operating results or disclosures.

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

The table below outlines the (decrease) increase in cash and cash equivalents for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
(In millions)	2010	2009
Cash flows (used in) provided by:
Operating activities	$(66.8)	$1,569.6
Investing activities	(319.9)	(958.9)
Financing activities	(2,397.0)	(1,071.2)
Effect of foreign exchange rates on cash and cash equivalents	(4.5)	1.2

Decrease in cash and cash equivalents	$(2,788.2)	$(459.3)

Liquidity – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

During the six months ended June 30, 2010, net cash flow used in operating activities was $66.8 million, compared to cash flow provided by operating activities of $1.6 billion for the six months ended June 30, 2009, a decrease of $1.6 billion. This decrease resulted primarily from tax payments of $1.2 billion to the IRS, related to the gain we realized on the 2009 sale of our PBM business and increased incentive compensation payments in 2010. We expect our full year 2010 operating cash flow, as compared to historical patterns, to be unfavorably impacted by the $1.2 billion tax payment.

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

Net cash flow used in investing activities was $319.9 million during the six months ended June 30, 2010, compared to $958.9 million for the six months ended June 30, 2009. The decrease in cash flow used in investing activities of $639.0 million between the two periods primarily resulted from decreases in net purchases of investments, partially offset by increases in securities lending collateral and increases in net purchases of property and equipment.

Net cash flow used in financing activities was $2.4 billion during the six months ended June 30, 2010, compared to $1.1 billion for the six months ended June 30, 2009. The increase in cash flow used in financing activities of $1.3 billion primarily resulted from increases in the repurchase of common stock, including repurchases made under the ASR programs, and reductions in net proceeds from borrowings, partially offset by increases in securities lending payables and increases in cash proceeds from employee stock plans.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $19.7 billion at June 30, 2010. Since December 31, 2009, total cash, cash equivalents and investments, including long-term investments, decreased by $2.9 billion primarily due to tax payments of $1.2 billion to the IRS principally related to the gain we realized on the sale of our PBM business, which occurred in the fourth quarter of 2009, as well as $2.9 billion in repurchases of our common stock, including repurchases made under the ASR programs, partially offset by cash generated from operating income.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At June 30, 2010, we held at the parent company approximately $2.1 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

Our consolidated debt-to-total capital ratio (calculated as the sum of debt divided by the sum of debt plus shareholders’ equity) was 26.4% as of June 30, 2010 and 25.3% as of December 31, 2009.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 12, 2008, we filed an updated shelf registration statement with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including the repayment of debt, capitalization of our subsidiaries, repurchases of our common stock or the financing of possible acquisitions or business expansion. Depending on market conditions, we currently expect to issue debt to provide additional liquidity in order to repay existing debt that will mature in 2011.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs common stock. Our investment in the FHLBs’ common stock at June 30, 2010 totaled $11.4 million, which is reported in “Investments available-for-sale – Equity securities” on the consolidated balance sheets. On May 11, 2010, we borrowed $100.0 million from the FHLBs with a six-month term at a fixed interest rate of 0.360%, which is reported in “Short-term borrowings” on the consolidated balance sheets. In addition, on April 12, 2010, we borrowed $100.0 million from the FHLBs with a two-year term at a fixed interest rate of 1.430%, which is reported with “Long-term debt, less current portion” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $235.6 million at June 30, 2010 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale – Fixed maturity securities” on the consolidated balance sheets.

On November 29, 2005, we entered into a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2.4 billion and matures on September 30, 2011. The interest rate on this facility is based on either: (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement. Our ability to borrow under this facility is subject to compliance with certain covenants. There were no amounts outstanding under this facility as of June 30, 2010 or at any time during the six months then ended. At June 30, 2010, we had $2.4 billion available under this facility.

We have Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $500.1 million of borrowings outstanding under this commercial paper program as of June 30, 2010. As previously discussed in “Introduction to Liquidity and Capital Resources”, the commercial paper markets have experienced increased volatility and disruption. We will continue to monitor the commercial paper markets and will act in a prudent manner. We continue to classify our commercial paper as long-term debt given our intent to continually issue commercial paper or our ability to redeem our commercial paper using our $2.4 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.3 billion of ordinary dividends to be paid to the parent company during 2010. During the six months ended June 30, 2010, $484.3 million in dividends were paid by our subsidiaries.

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

During the six months ended June 30, 2010, we repurchased and retired approximately 49.7 million shares at an average per share price of $57.93, for an aggregate cost of $2.9 billion. Under the share repurchase program, during the six months ended June 30, 2010, we entered into ASR programs with two counterparties. The ASR programs provided for the repurchase of a number of our shares, equal to a total cost of $900.0 million, as determined by the dollar volume weighted average share price during a one to two month period for each program. Both ASR programs were settled prior to June 30, 2010 and we had repurchased 15.7 million shares under these programs. The shares repurchased under the ASR programs are included in the amount disclosed above as shares repurchased during the six months ended June 30, 2010. During the six months ended June 30, 2009, we repurchased and retired approximately 27.4 million shares at an average per share price of $40.77, for an aggregate cost of $1.1 billion. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. As of June 30, 2010, $1.0 billion remained authorized for future repurchases. Subsequent to June 30, 2010, we repurchased and retired approximately 2.4 million shares for an aggregate cost of approximately $116.9 million, leaving approximately $885.5 million for authorized future repurchases at July 21, 2010. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

Our current pension funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. For the year ending December 31, 2010, no material required contributions are expected to be necessary to meet the ERISA required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. We made tax deductible discretionary contributions totaling $15.0 million to the other postretirement benefit plans during the six months ended June 30, 2010.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

As discussed above, we are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through NOLHGA guaranty association assessments in future periods. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

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

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “intend”, “estimate”, “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; decreased revenues, increased operating costs and potential customer and supplier losses and business disruptions that may be greater than expected following the close of the Express Scripts transaction; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future bio-terrorist activity or other potential public health epidemics; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

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

We carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which will result in significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that most large employers offer coverage to their employees or they will be required to pay a financial penalty.

In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry which may not be deductible for income tax purposes. The Patient Protection and Affordable Care Act also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages and greater limitations on how we price certain of our health insurance products. Additionally, the legislation reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

Some provisions of the health care reform legislation become effective this year including those that bar health insurance companies from placing lifetime limits on insurance coverage, those related to the increased restrictions on rescinding coverage and those that extend coverage of dependents to the age of 26. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, will take effect for certain of our businesses beginning in January 2011. Lastly, other significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later.

Many of the details of the new law, including, but not limited to, the medical loss ratio requirements, require additional guidance and specificity to be provided by the Department of Health and Human Services, the Department of Labor, the Department of the Treasury and the National Association of Insurance Commissioners. While proposed regulations on some provisions have been released for review and comment, all of which we are carefully evaluating, it is too early to fully understand the impacts of the legislation on our overall business. The legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations, including potential impairments of our goodwill and other intangible assets.

In addition, federal and state regulatory agencies may further restrict our ability to implement changes in premium rates or impose additional restrictions, under new or existing laws, such as minimum medical loss ratio requirements or restricted definitions of costs to be included when calculating medical loss ratios under such definitions. Our ability to secure sufficient premium rates, including regulatory approval for and implementation of such rates on a timely basis, may be restricted by additional changes in federal and state regulations or by the application of existing federal and state regulations. A limitation on our ability to increase or maintain our premium rates and more restrictive medical loss ratio requirements could adversely affect our business, cash flows, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs[3]
(In millions, except share and per share data)
April 1, 2010 to April 30, 2010	7,614,074	$62.85	7,609,390	$2,117
May 1, 2010 to May 31, 2010	13,573,571	52.37	13,564,207	1,407
June 1, 2010 to June 30, 2010	7,624,973	53.10	7,616,242	1,002

	28,812,618		28,789,839

[1]

Total number of shares purchased includes 22,779 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2010, we repurchased approximately 28.8 million shares at a cost of $1.5 billion under the program. On January 26, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion. Remaining authorization under the program was $1.0 billion as of June 30, 2010.

[3]

On May 10, 2010, we entered into an ASR program, which provided for repurchase of a number of our shares, equal to a total cost of $400.0 million, as determined by the dollar volume weighted average share price during a one to two month period. During the three months ended June 30, 2010, we repurchased 7.7 million shares under the ASR program, which are included in our purchases above.

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

WELLPOINT, INC. Registrant

Date: July 28, 2010	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 28, 2010	By:	/s/ MARTIN L. MILLER
Martin L. Miller Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended effective April 30, 2010 with certain amendments effective July 29, 2009, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2010.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	To be furnished in an amendment to this Form 10-Q to be filed by August 27, 2010, as permitted by Rule 405 of Regulation S-T.