Form 10-Q/A
period 2010-06-30
WELLPOINT, INC
filed 2010-08-03
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files as Exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q, for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC. Registrant

Date: August 3, 2010	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 3, 2010	By:	/s/ MARTIN L. MILLER
Martin L. Miller Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, amended effective April 30, 2010 with certain amendments effective July 29, 2009, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2010.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	Previously filed
**	Furnished herewith