Form 10-K
period 2010-12-31
WELLPOINT, INC
filed 2011-02-17
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2010 was approximately $19,672,596,508.

As of February 9, 2011, 375,511,311 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011.

WELLPOINT, INC.

Indianapolis, Indiana

Annual Report to Securities and Exchange Commission

December 31, 2010

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “feel,” “predict,” “project,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I, Item 1A. hereof and our reports filed with the Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “WellPoint” or the “Company” refer to WellPoint, Inc., an Indiana corporation, and its direct and indirect subsidiaries, as the context requires.

PART I

ITEM 1. BUSINESS.

General

We are the largest health benefits company in terms of medical membership in the United States, serving 33.3 million medical members through our affiliated health plans and a total of 69.2 million individuals through all subsidiaries as of December 31, 2010. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Our mission is to improve the lives of the people we serve and the health of our communities. We strive to achieve our mission by creating the best health care value in our industry, excelling at day-to-day execution, and capitalizing on new opportunities to drive growth. By delivering on our mission, we expect to create greater value for our customers and shareholders.

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

For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. Approximately 93% of our 2010 operating revenue was derived from premium income, while approximately 7% was derived from administrative fees and other revenues.

Through December 31, 2010, our medical membership customer base primarily included Local Group (including UniCare) (those with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees, accounting for 46% of our medical members at December 31, 2010) and Individuals under age 65 (including UniCare) and their covered dependents (6% of our medical members as of December 31, 2010). Other major customer types included National Accounts (generally multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees, accounting for 21% of our medical members at December 31, 2010), BlueCard Host (enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets, accounting for 14% of our medical members at December 31, 2010), Senior (Medicare-eligible individual members age 65 and over who have enrolled in

Medicare Advantage, a managed care alternative for the Medicare program, or who have purchased Medicare Supplement benefit coverage, accounting for 4% of our medical members at December 31, 2010), State-Sponsored Programs (primarily state-sponsored managed care alternatives in Medicaid and State Children’s Health Insurance programs, accounting for 5% of our medical members at December 31, 2010) and the Federal Employee Program, or FEP (United States government employees and covered family members, accounting for 4% of our medical members at December 31, 2010).

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

The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit plans by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be an increasing driver of our overall profitability.

Our results of operations depend in large part on accurately predicting health care costs and our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that certain large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

These and other provisions of the new law are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of this legislation as additional guidance is made available. For additional discussion, see Part I, Item 1A. “Risk Factors” in this Form 10-K.

Also, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. In recent years, we have experienced membership declines due to unfavorable economic conditions. We expect unemployment levels will remain high throughout 2011, which may impact our ability to increase or maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase. These membership trends could have a material adverse effect on our future results of operations. For additional discussion, see “Regulation,” herein and Part I, Item 1A. “Risk Factors” in this Form 10-K.

We continue to believe health care is local and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence combined with our national expertise have created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals.

We believe that an essential ingredient for practical and sustainable improvements in health care is raising health care quality while managing costs for total cost affordability. We have identified solutions that we believe will deliver better health care while reducing costs. These include driving innovation in paying and partnering with providers to compel improved cost, quality and health along with finding new, effective ways to manage risk and engage the member as a consumer. In addition, we seek to achieve efficiencies from our national scale while optimizing service performance for our customers. Finally, we seek to continue to rationalize our portfolio of businesses and products, and align our investment to capitalize on new opportunities to drive growth in both our existing and new markets in the future.

In addition, we continue to enhance interactions with customers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced capabilities that improve service benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements will also help improve the quality, coordination and safety of health care through increased communications between patients and their physicians.

We intend to continue to drive growth in both current and new markets and will focus on earnings per share, or EPS, growth through organic membership gains, improvements in our operating cost structure, strategic acquisitions and capital transactions, while pursuing our mission to improve the lives of the people we serve and the health of our communities.

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

Significant Events

Listed below are the more significant events that have occurred over the last five years:

•

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital, and we have not previously paid any cash dividends on our common stock through December 31, 2010.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Exchange Act, as amended. During the year ended December 31, 2010, we repurchased and retired approximately 76.7 million shares at an average per share price of $56.86, for an aggregate cost of $4.4 billion. On January 26, October 29 and December 9, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion, $500.0 million and $125.0 million, respectively. As of December 31, 2010, $148.5 million remained authorized for future repurchases. On February 3, 2011, our Board of Directors increased the share repurchase authorization by $375.0 million. Subsequent to December 31, 2010, we repurchased and retired approximately 2.6 million shares for an aggregate cost of approximately $162.7 million, leaving approximately $360.8 million for authorized future repurchases at February 9, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

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

•

On August 12, 2010, we issued $700.0 million of 4.350% notes due 2020 and $300.0 million of 5.800% notes due 2040 under our shelf registration statement. We used the proceeds from this debt issuance to repay the remaining outstanding balance of our variable rate senior term loan and for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

•

On December 1, 2009, we sold our pharmacy benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts, and received $4.7 billion in cash. The pre-tax and after-tax gains on the sale were $3.8 billion and $2.4 billion, respectively. We also entered into a ten-year contract for Express Scripts to provide PBM services to our members. We expect this alliance to provide our members with more cost effective solutions as well as access to state-of-the-art PBM services. The results of operations of our PBM business have been included in our consolidated results through November 30, 2009.

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

•

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare manages dental benefits and provides our customers with innovative dental products and enhanced customer service.

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

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted as a result of our remediation efforts. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. We were not allowed to participate in the auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries beginning on October 1, 2008. We worked with CMS to demonstrate that our agreed corrective action plans related to the Medicare Part D and LIS programs had been completed. CMS notified us on June 15, 2010 that we were again eligible to enroll LIS beneficiaries beginning July 1, 2010 with an effective date of September 1, 2010.

•

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. For certain years, tax positions have been resolved but the overall tax year may require additional approval from the Joint Committee on Taxation before it can be finalized in total. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. This adverse decision was appealed. In March, 2010 the Court of Appeals in the Seventh Circuit issued a decision ruling that various payments made to several states in prior years should be deferred tax assets and not a current tax deduction for the year being litigated. The Company is in discussions with the IRS as to the appropriate treatment of the deferred tax assets.

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

Industry Overview

Passage during 2010 of PPACA and HCERA represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over the next several years as the legislative provisions are enacted, a primary goal of which is to provide health insurance coverage to all U.S. citizens. The legislation also imposes new regulations on the health insurance sector, many details of which require additional guidance and specificity from several governing organizations.

While it is too early to fully understand the effects of the legislation on our industry and overall business, certain provisions of the new law are likely to have a significant impact on our industry and our future operations, and could result in a changing business model in the future. Such provisions include, but are not limited to, guaranteed insurability of members, whereby individual members will no longer be subject to underwriting standards, establishment of health insurance exchanges that will alter the manner in which health insurance is marketed, fees assessed against health insurance companies, and minimum medical loss ratios that require health insurance companies to pay a specified percentage of premiums in medical claims costs. For additional discussion, see Part I, Item 1A. “Risk Factors” in this Form 10-K.

In addition to the new legislation, the health benefits industry has experienced significant change in the last decade. The increasing focus on health care costs by employers, the government and consumers that prompted the new legislation has also led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, pre-paid premiums and generally pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.

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

Each of the BCBS companies, of which there were 39 independent primary licensees as of December 31, 2010, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in our states for individuals who are customers of BCBS plans not affiliated with us.

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

Over the last few years, a health plan’s ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor and we have made significant investments in technology to enhance our electronic interaction with providers, employers, members and third parties.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs.

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

For additional information regarding the operating results of our segments, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

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

Senior Plans.    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. We offer these plans to customers through our health benefit subsidiaries throughout the country.

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

Medicaid Plans and Other State-Sponsored Programs.    We have contracts to serve members enrolled in Medicaid, State Children’s Health Insurance programs and other publicly funded health care programs for low income and/or high medical risk individuals. We provide services in California, Indiana, Kansas, Massachusetts, New York, South Carolina, Texas, Virginia, West Virginia and Wisconsin.

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

Dental.    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Additionally, we offer managed dental services to other health care plans to assist those other health care plans in providing dental benefits to their customers.

Vision Services.    Our vision plans include networks within the states where we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis.

Long-Term Care Insurance.    We offer long-term care insurance products to our California members through a subsidiary. The long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health services.

Medicare Administrative Operations.    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies. CMS is currently conducting competitive procurements to replace the current fiscal intermediary and carrier contracts with contracts that conform to the Federal Acquisition Regulations. These new contracts, referred to as Medicare Administrative Contracts, or MACs, will combine most of the administrative activities currently performed by the existing intermediaries and carriers. At year end 2010, NGS held two MACs as a prime contractor and supported two MACs as a subcontractor. Compensation under the MACs is on a cost plus award fee basis while compensation under the fiscal intermediary and carrier contracts is on a cost reimbursement basis.

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

Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories balanced with competitive objectives. As of December 31, 2010, our medical membership customer types included the following categories:

•

Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 46% of our medical members at December 31, 2010.

•

Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Groups. Individual business accounted for 6% of our medical members at December 31, 2010.

•

National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 21% of our medical members at December 31, 2010.

•

BlueCard host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard members, for which we receive administrative fees from the BlueCard members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard claims received per month. BlueCard host membership accounted for 14% of our medical members at December 31, 2010.

•

Senior customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled under 65, or all ages with End Stage Renal Disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4% of our medical members at December 31, 2010.

•

State-Sponsored membership represents eligible members with State-Sponsored managed care alternatives in Medicaid and State Children’s Health Insurance Plan programs. Total State-Sponsored program business accounted for 5% of our medical members at December 31, 2010.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4% of our medical members at December 31, 2010.

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

The following tables set forth our medical membership by customer type and funding arrangement:

	December 31
	2010	2009
(In thousands)
Customer Type:
Local Group	15,216	15,643
Individual	1,905	2,131
National:
National Accounts	7,029	6,813
BlueCard	4,711	4,744

Total National	11,740	11,557
Senior	1,259	1,215
State-Sponsored	1,756	1,733
FEP	1,447	1,391

Total medical membership by customer type	33,323	33,670

Funding Arrangement:
Self-Funded	19,590	18,236
Fully-Insured	13,733	15,434

Total medical membership by funding arrangement	33,323	33,670

For additional information regarding the change in medical membership between years, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business. Examples of these other products or services include life, disease management and wellness, personal health care guidance, radiology benefit management, vision, dental and Medicare Part D. We also provide some of these other products to unaffiliated BCBS or other health plans which contract with us for certain services.

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

We are also advancing a number of innovative payment models such as accountable care organizations, or ACO, and patient-centered medical homes, or PCMH, that aim to improve affordability and the quality of care delivered to our members. Under an ACO arrangement, providers receive incentives based on quality, cost, safety and coordination of care metrics. Through this shared risk arrangement, providers share in the savings achieved through better quality and reduced costs, but also share the financial risk if results are not achieved. We are also in the early years of ten PCMH programs in eight of our Blue states. In the PCMH model, physician practices become the medical “home” for members with chronic conditions. These practices help improve quality through enhanced service offerings and better care coordination with other physicians and specialists across the healthcare system. Participating practices receive tiered reimbursement that includes a per member per month management fee and significant quality-based incentives.

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

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. Most of our health plans have implemented precertification programs for certain high cost radiology studies, addressing an area of historically significant cost trends. As previously described in “Significant Events” herein, on August 1, 2007, we completed our acquisition of AIM. We continue to incorporate AIM’s services and technology for more effective and efficient use of diagnostic imaging services by our members.

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

Anthem Care Comparison.    We educate members about high-quality, cost-effective procedures that are covered by their benefit plans. Members are able to access via the internet a comparison of the cost of care, quality ratings and benefit levels for common services at specified facilities, including the facility and professional and ancillary service costs. This allows members to make an educated decision about quality and cost before choosing a provider for these common procedures. This tool was recently adopted by the BCBSA and is available in 48 states.

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

Several quality health care measures, including the Health Plan Employer Data and Information Set, or HEDIS, have been incorporated into the oversight certification by NCQA. HEDIS measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For the HMO and POS plans, NCQA’s highest accreditation is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS results that are in the highest range of national or regional performance. For the PPO plans, NCQA’s highest accreditation is granted to those plans that have excellent programs for quality improvement and consumer protection and that meet or exceed NCQA’s standards. Overall, our managed care plans have been rated “Excellent,” the highest accreditation, by NCQA.

We have committed to measuring our progress in improving the quality of care that our members and our communities receive through our proprietary Member Health Index, or MHI, and State Health Index, or SHI. The MHI is comprised of 23 clinically relevant measures for our health plan members and combines prevention, care management, clinical outcome and patient safety metrics. The SHI measures the health of all the residents in our BCBSA licensed states, not just our members, using public data from the Centers for Disease Control and Prevention.

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

Our wholly-owned analytics-driven personal health care guidance subsidiary, Resolution Health, Inc., has supported quality by helping our members take action to get healthy, stay healthy and better manage chronic illness. Our analysis of an individual member’s health data identifies opportunities to improve health care quality and safety; we then send personalized messages to the member, their doctor and care manager to take action. For example, our drug safety messages inform a member’s doctor, pharmacist or care manager of potentially dangerous drug-drug, drug-condition, drug-age, or drug-dose interactions identified in our Drug Safety Scan. This helps improve safety, drug effectiveness and medication adherence.

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

BCBSA Licenses

We have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which we operate. We have the exclusive right to use the BCBS names and marks for our health benefits products in California (Blue Cross only), Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield or Empire Blue Cross (in our New York service areas).

Our license agreements require an annual fee based on enrollment to be paid to the BCBSA. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products.

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

Regulation

General

Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system will be significantly affected by health care reform legislation. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

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

Regulation of Insurance Company and HMO Business Activity

The federal government, as well as the governments of the states in which we conduct our operations, have adopted laws and regulations that govern our business activities in various ways. Further, we expect that health care reform legislation will result in increased federal regulation that could have a significant impact on our business. These laws and regulations, which vary significantly by state, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	medical loss ratios;

•	tax deductibility of certain compensation;

•	licensure;

•	premium rates;

•	underwriting and pricing;

•	benefits;

•	eligibility requirements;

•	guaranteed renewability;

•	service areas;

•	market conduct;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing and rating restrictions for small group products;

•	utilization review activities;

•	prompt payment of claims;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes and assessments for the uninsured and/or underinsured;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

Our Medicare plans, Medicaid plans and other State-Sponsored programs are subject to extensive federal and state laws and regulations.

States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction where we do not presently operate, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. Federal laws and regulations concerning health care and health insurance may be subject to significant change. See Part I, Item 1A. “Risk Factors” in this Form 10-K.

Patient Protection and Affordable Care Act

The PPACA, signed into law on March 23, 2010, will create significant changes for health insurance markets for the next several years. Specifically, many of the near-term changes are effective for certain groups and individuals on their first renewal on or after September 23, 2010, including a prohibition on lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits, and pre-existing condition exclusions for children. Certain requirements for insurers are also effective in 2011, including the minimum medical loss ratio provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified medical loss ratio thresholds, and changes to Medicare Advantage payments. Most of the provisions of PPACA with more significant effects on the health insurance marketplace go into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, the assessment of new taxes and fees, the creation of new insurance exchanges for individuals and small groups, and substantial expansions in eligibility for Medicaid.

Some provisions of the health care reform legislation became effective in 2010, including those that bar health insurance companies from placing lifetime limits on insurance coverage, those related to the increased restrictions on rescinding coverage and those that extend coverage of dependents to the age of 26. The establishment of minimum medical loss ratios, which could have a significant impact on our operations, became effective for certain of our businesses beginning in January, 2011. A new requirement for reviewing certain rate filings that fall above specified thresholds is also scheduled to go into effect in 2011. Lastly, other significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed coverage requirements and the requirement that individuals obtain coverage, do not become effective until 2014 or later.

Many of the details of the new law require additional guidance and specificity to be provided by the Department of Health and Human Services, or HHS, the Department of Labor, and the Department of the Treasury. In certain cases, these regulatory agencies were directed to accept recommendations from external groups, such as the National Association of Insurance Commissioners, or NAIC. While proposed regulations on some provisions have been released for review and comment, all of which we are carefully evaluating, it is too early to fully understand the impacts of the legislation on our overall business. Some of the more significant provisions of PPACA are described below:

•

While the NAIC released its proposed recommendations governing medical loss ratios, and HHS largely adopted the NAIC’s recommendations in its Interim Final Rule, significant changes could still occur to the medical loss ratio requirements through regulatory guidance and publication of the final regulation.

•

PPACA also requires states to establish health insurance exchanges for qualified individuals and small employers effective January 1, 2014. If a state fails to establish a health insurance exchange, the federal government will establish a health insurance exchange in that state. While the states are expected to have some flexibility over the design and implementation of these health insurance exchanges, HHS is expected to release two sets of regulations outlining more detailed requirements for exchanges, one in the spring of 2011 and another in the fall of 2011. In addition, California passed legislation establishing an insurance exchange within that state to comply with the related provisions that will likely become effective in 2014. As California is the first state to provide a structure for such state-based insurance exchanges pursuant to the legislation, other states may adopt a similar format for their exchanges subject to the regulations that will be provided by HHS in 2011.

•

HHS has proposed regulations that require certain rate filings above specified thresholds to be reviewed, effective in July, 2011. The regulation provides for state departments of insurance to conduct the reviews, except for cases where a state does not have an “effective” rate review program, in which case HHS will conduct the reviews.

•	Medicare Advantage reimbursement rates will decline due to a new payment formula promulgated by PPACA that is expected to significantly reduce reimbursements in the future. We also expect final regulations for other significant provisions of PPACA related to Medicare, including quality bonus payments and rebates, authority for CMS to deny bids and first-dollar coverage requirements for preventive care.

•

PPACA also includes three “risk adjuster” programs that will introduce new requirements beginning in 2014 depending on the risk mix of individuals enrolled in the individual and small group markets. Among other things, these programs require insurers enrolling lower-risk individuals to pay into funds to compensate insurers enrolling higher-risk individuals. Details of these programs in the form of proposed regulations may emerge in 2011.

•

Recent federal court decisions questioning the constitutionality of all or portions of the new federal health care reform legislation add further uncertainty to our ability to understand the ultimate impacts of the legislation on our overall business.

Dodd-Frank Wall Street Reform and Consumer Protection Act

During 2010, the U.S. Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act represents a far-reaching overhaul of the framework for the U.S. financial services industry. Even though we are primarily a health benefits company, our business may be impacted by the Dodd-Frank Act. Many of its provisions require the adoption of rules for implementation, including those that govern which non-bank financial companies may become subject to the oversight of the Federal Reserve. The Dodd-Frank Act identifies non-bank financial companies that may become subject to Federal Reserve oversight as those that could pose a threat to financial stability either due to the potential of material financial distress at the company or due to the company’s ongoing activities. The Financial Stability Oversight Council, or the Council, recently published proposed criteria and a framework for determining which non-bank financial companies meet these definitions. These criteria and framework are subject to a public comment period and will then result in final rules that may or may not be different from the proposals. The Council announced that it will begin evaluating companies against the final rules shortly thereafter. We believe that we might be considered a non-bank financial company and it is possible that we could become subject to additional oversight by the Federal Reserve under the final rules.

In addition, the Dodd-Frank Act creates a Federal Insurance Office, with limited powers that include information-gathering and subpoena authority. Although the Federal Insurance Office does not have authority over health insurance, it may have authority over other parts of our business, such as life insurance.

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

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. Additional implementing regulations relating to HITECH are expected in 2011.

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

While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources with the exception of potential exposure related to the Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company insolvency as discussed under Item 3. “Legal Proceedings” included in this Form 10-K.

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

The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. The level of regulatory oversight ranges from requiring the company to inform and obtain approval from the domiciling insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring a company to be placed under regulatory control in a rehabilitation or liquidation proceeding. As of December 31, 2010, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

Employees

At December 31, 2010, we had approximately 37,500 employees. As of December 31, 2010, a small portion of employees were covered by collective bargaining agreements: 157 employees in the Sacramento, California area with the Office and Professional Employees International Union, Local 29; 49 employees in the greater Detroit, Michigan area with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614; 12 employees in the New York city metropolitan area with the Office and Professional Employees International Union, Local 153; and 24 employees in Milwaukee, Wisconsin with the Office and Professional Employees International Union, Local 9. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

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

Recently enacted federal health care reform legislation, as well as expected additional changes in federal or state regulations could adversely affect our business, cash flows, financial condition and results of operation.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law PPACA as well as HCERA, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

These and other provisions of the new law are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.

In addition, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

Changes in the regulation of our business by state and federal regulators may adversely affect our business, cash flows, financial condition and results of operations.

Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure that future regulatory action by state insurance or HMO authorities or federal regulatory authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements and additional governmental participation could also adversely affect our business, financial condition and results of operations. In addition, we cannot ensure that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

State legislatures will continue to focus on health care delivery and financing issues. A number of states, including California, Colorado, Connecticut, Maine, New York, Vermont and Pennsylvania, are contemplating significant reform of their health insurance markets. These proposals may include provisions affecting both public programs and privately-financed health insurance arrangements. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases or establish minimum benefit expense ratio thresholds. If enacted, these state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations.

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

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customer contracts may be subject to renegotiation as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, PPACA includes an annual rate review requirement to prohibit unreasonable rate increases. We are awaiting publication of guidance from federal agencies to better understand the expected compliance requirements. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

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

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted due to our remediation efforts. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. We were not allowed to participate in the auto-enrollment or reassignment of Medicare Part D LIS beneficiaries beginning October 1, 2008. We worked with CMS to demonstrate that our agreed corrective action plans related to the Medicare Part D and LIS programs had been completed. CMS notified us on June 15, 2010 that we were again eligible to enroll LIS beneficiaries beginning July 1, 2010 with an effective date of September 1, 2010.

Adverse securities and credit market conditions may significantly affect our ability to meet liquidity needs.

The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, proceeds from the exercise of stock options and our employee stock purchase plan.

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

One of our sources of liquidity is our $2.5 billion commercial paper program, with $0.3 billion and $0.5 billion outstanding at December 31, 2010 and 2009, respectively. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.0 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. In periods of rising interest rates, the market values of our fixed maturity securities will generally decrease, which could result in material unrealized or realized losses on investments in future periods. We cannot assure you that our investment portfolios will produce positive returns in future periods.

Current and long-term available-for-sale investment securities were $17.6 billion at December 31, 2010 and represented 35% of our total consolidated assets at December 31, 2010. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value.

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

Changes in the economic environment, including periods of increased volatility of the securities markets can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Regional concentrations of our business may subject us to economic downturns in those regions.

The national economy has continued to experience a downturn, with the potential for continued higher unemployment. Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of a more severe economic downturn in these states. If economic conditions continue to deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

As a health benefits company, we operate in a highly competitive environment and in an industry that is currently subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. This environment has produced and will likely continue to produce significant pressures on the profitability of health benefits companies.

We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group members. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. We cannot ensure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.

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

Most of our regulated subsidiaries are subject to RBC standards, imposed by their states of domicile. These laws are based on the RBC Model Act adopted by the NAIC and require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to maintain the minimum RBC standards could subject our regulated subsidiaries to corrective action, including state supervision or liquidation. Our regulated subsidiaries are currently in compliance with the risk-based capital or other similar requirements imposed by their respective states of domicile. As discussed in more detail below, we are a party to license agreements with the BCBSA which contain certain requirements and restrictions regarding our operations, including minimum capital and liquidity requirements, which could restrict the ability of our regulated subsidiaries to pay dividends.

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

As of December 31, 2010, we had indebtedness outstanding of approximately $8.9 billion and had available borrowing capacity of approximately $2.0 billion under our revolving credit facility, which expires on September 30, 2013. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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

In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted, arising out of our operations or our 2001 demutualization, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations, or sales and acquisitions of businesses or assets, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. We believe that any liability that may result from any one of these actions, or in the aggregate, is unlikely to have a material adverse effect on our cash flows, results of operations or financial position.

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

For additional information concerning legal actions affecting us, see Part I, Item 3, “Legal Proceedings” in this Form 10-K.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield presence in the vacated service area. Through December 31, 2010 the fee was set at $98.33 per licensed enrollee. As of December 31, 2010 we reported 28.4 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.8 billion by the BCBSA.

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

The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	we may establish goodwill or other intangible assets as a result of a future acquisition;

•	we may assume liabilities that were not disclosed to us or which were under-estimated;

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

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $21.3 billion as of December 31, 2010, representing approximately 42% of our total assets and 89% of our consolidated shareholders’ equity at December 31, 2010. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.

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

In addition, the estimated value of our reporting units may be impacted as a result of business decisions we make associated with the implementation of the various health care reform regulations. Such decisions, which could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets, could result in impairment charges in future periods.

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

At each financial reporting date, we evaluate our deferred tax assets to determine the likely realization of the benefit of the temporary differences. Our evaluation includes a review of the types of temporary differences that created the deferred tax asset; the amount of taxes paid on both capital gains and ordinary income in prior periods and available for a carry-back claim; the forecasted future taxable income, and therefore, the likely future deduction of the deferred tax item; and any other significant issues that might impact the realization of the deferred tax asset. If it is “more likely than not” that all or a portion of the deferred tax asset may not be realized, we establish a valuation allowance. Significant judgment is required in determining an appropriate valuation allowance.

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

As part of our normal operations, we collect, process and retain sensitive and confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of sensitive or confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to help ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations.

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

We have also entered into a ten-year contract for Express Scripts to provide PBM services to our members in connection with the sale of our PBM business to Express Scripts in December 2009. Express Scripts is now the exclusive provider of certain specified pharmacy benefits management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective agreements could potentially serve as a basis for early termination of the contract. If this relationship was terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material adverse effect on our results of operations.

We have also entered into agreements with a large vendor pursuant to which we have outsourced certain back-office functions. If this vendor relationship were terminated for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. In addition, if for any reason there is a business continuity interruption resulting from loss of access to or availability of data, the physical location, technological resources and/or adequate human assets, we may not be able to meet the full demands of our customers and, in turn, our business, cash flow, financial conditions and results of operations may be unfavorably impacted.

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

Further, the Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved in advance. Effective December 9, 2010, we amended our bylaws to opt out of these control share acquisition provisions.

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

Certain other provisions included in our articles of incorporation and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider in their best interests. In particular, our articles of incorporation and bylaws: divide our Board of Directors into three classes serving staggered three-year terms (which is also required by our license agreement with the BCBSA); permit our Board of Directors to determine the terms of and issue one or more series of preferred stock without further action by shareholders; restrict the maximum number of directors; limit the ability of shareholders to remove directors; impose restrictions on shareholders’ ability to fill vacancies on our Board of Directors; prohibit shareholders from calling special meetings of shareholders; impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; impose restrictions on shareholders’ ability to amend our articles of incorporation; and prohibit shareholders from amending our bylaws.

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

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have set forth below a summary of our principal office space (locations greater than 100,000 square feet).

Location	Amount (Square Feet) of Building Owned or Leased and Occupied by WellPoint	Principal Usage
220 Virginia Ave., Indianapolis, IN1	557,000	Operations
2015 Staples Mill Rd. (DCS & DCN), Richmond, VA	544,000	Operations
21555 Oxnard St., Woodland Hills, CA1	448,000	Operations
700 Broadway, Denver, CO	411,000	Operations
370 Basset Rd., North Haven, CT1	378,000	Operations
1831 Chestnut St., St. Louis, MO	349,000	Operations
11 Corporate Woods, Albany, NY1	265,000	Operations
3350 Peachtree Rd., Atlanta, GA1	252,000	Operations
13550 Triton Office Park Blvd., Louisville, KY1	224,000	Operations
4241 Irwin Simpson Rd., Mason, OH1	224,000	Operations
2000 & 2100 Corporate Center Drive, Newbury Park, CA1	218,000	Operations
4361 Irwin Simpson Rd., Mason, OH	213,000	Operations
4553 La Tienda Drive & 1WellPoint Way, Thousand Oaks, CA1	208,000	Operations
2 Gannett Dr., South Portland, ME	208,000	Operations
120 Monument Circle, Indianapolis, IN1	202,000	Principal executive offices
2221 Edward Holland Drive, Richmond, VA1	193,000	Operations
6740 N. High St., Worthington, OH	178,000	Operations
85 Crystal Run, Middletown, NY1	173,000	Operations
1351 Wm. Howard Taft, Cincinnati, OH	167,000	Operations
15 MetroTech Center, Brooklyn, NY1	165,000	Operations
5151-5155 Camino Ruiz, Camarillo, CA1	149,000	Operations
2357 Warm Springs Rd., Columbus, GA	147,000	Operations
3000 Goff Falls Rd., Manchester, NH1	141,000	Operations
8115-8125 Knue Road, Indianapolis, IN1	139,000	Operations
602 S. Jefferson St., Roanoke, VA	131,000	Operations
233 S. Wacker Drive, Chicago, IL1	123,000	Operations

[1]	Leased property

Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. Final approval of the class action settlement was granted on July 13, 2010, and no appeals were filed. Payments pursuant to the terms of the settlement are expected to occur in the first or second quarter of 2011 and will not have a material impact on our consolidated financial position or results of operations. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during the year. A demurrer to the amended complaint has been filed.

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity. Our cross-appeal was dismissed by the Court. The case was remanded to the trial court for further proceedings. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On December 23, 2010, a motion for class certification was denied in the Jorling suit. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the Sixth Circuit Court of Appeals, which is pending. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., BCC and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. We have refiled a motion for summary judgment, which is pending. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to OON reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of

California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint HealthNetworks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining OON reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of OON physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for out-of-network health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for out-of-network health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received OON services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an OON chiropractor as a putative class action on behalf of all OON chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an OON surgical center as a putative class action on behalf of all OON surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an OON clinical psychologist as a putative class action on behalf of OON podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all OON providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an OON licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint was filed for the eleven cases, and then was amended to broaden the allegations in the lawsuit to OON reimbursement methodologies beyond the use of Ingenix. We filed a revised motion to dismiss the amended consolidated complaint, which is pending. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy based on prior litigation releases. The magistrate judge recommended that our motion to enjoin be granted. The plaintiffs filed objections to the recommendation and we responded. The objections are pending. Plaintiffs then filed a petition for declaratory judgment asking the Court to find that those claims are not barred by the prior litigation releases. We have filed a motion to dismiss the petition for declaratory judgment, which is pending. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP.” On February 9, 2011, the closing price on the NYSE was $65.25. As of February 9, 2011, there were 97,360 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2010
First Quarter	$70.00	$56.99
Second Quarter	65.81	48.86
Third Quarter	57.49	46.52
Fourth Quarter	61.00	52.93

2009
First Quarter	$46.49	$29.32
Second Quarter	52.00	36.41
Third Quarter	55.73	46.96
Fourth Quarter	60.89	44.04

Dividends

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of common stock is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program has been our primary use of capital, and we have not previously paid any cash dividends on our common stock through December 31, 2010. Further, our ability to pay dividends to our shareholders, if authorized by the Board of Directors, is significantly dependent upon the receipt of dividends from our subsidiaries, including Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC and SellCore, Inc. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2010 to October 31, 2010	1,893,698	$55.81	1,889,900	$933
November 1, 2010 to November 30, 2010	8,421,504	57.29	8,419,700	451
December 1, 2010 to December 31, 2010	7,517,766	56.86	7,514,000	149

	17,832,968		17,823,600

[1]

Total number of shares purchased includes 9,368 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2010, we repurchased approximately 76.7 million shares at a cost of $4.4 billion under the program. On January 26, October 29 and December 9, 2010, our Board of Directors authorized increases of $3.5 billion, $500 million and $125 million, respectively, in our stock repurchase program. Remaining authorization under the program was approximately $149 million as of December 31, 2010.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2005 through December 31, 2010, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2005 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance.

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

	December 31,
	2005	2006	2007	2008	2009	2010
WelPoint, Inc.	$100	$99	$110	$53	$73	$71
S&P 500 Index	100	116	122	77	97	112
S&P Managed Health Care Index	100	93	108	49	62	67

Based	upon an initial investment of $100 on December 31, 2005 with dividends reinvested

ITEM 6. SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2010. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2010 and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	As of and for the Years Ended December 31
	2010	2009[1]	2008[1]	2007[1]	2006[1]
(In millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2]	$57,843.8	$60,828.6	$61,579.2	$60,155.6	$56,179.8
Total revenues	58,801.8	65,028.1	61,251.1	61,167.9	57,058.2
Net income	2,887.1	4,745.9	2,490.7	3,345.4	3,094.9

Per Share Data
Basic net income per share	$7.03	$9.96	$4.79	$5.64	$4.93
Diluted net income per share	6.94	9.88	4.76	5.56	4.82

Other Data (unaudited)
Benefit expense ratio[3]	83.2%	83.6%	84.5%	83.2%	81.9%
Selling, general and administrative expense ratio[4]	15.3%	15.0%	13.8%	13.7%	15.0%
Income before income taxes as a percentage of total revenues	7.4%	11.4%	5.1%	8.6%	8.6%
Net income as a percentage of total revenues	4.9%	7.3%	4.1%	5.5%	5.4%
Medical membership (In thousands)	33,323	33,670	35,049	34,809	34,101

Balance Sheet Data
Cash and investments	$20,236.2	$22,588.4	$17,402.6	$21,249.8	$20,812.2
Total assets	50,166.9	52,125.4	48,403.2	52,060.0	51,574.9
Long-term debt, less current portion	8,147.8	8,338.3	7,833.9	9,023.5	6,493.2
Total liabilities	26,354.3	27,262.1	26,971.5	29,069.6	26,999.1
Total shareholders’ equity	23,812.6	24,863.3	21,431.7	22,990.4	24,575.8

[1]

The net assets of and results of operations for DeCare Dental, LLC and Imaging Management Holdings, LLC are included from their respective acquisition dates of April 9, 2009 and August 1, 2007, respectively. The results of operations for our PBM business are included until its sale on December 1, 2009. The results of operations for the year ended December 31, 2009 includes pre-tax and after-tax gains related to the sale of our PBM business of $3,792.3 million and $2,361.2 million, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the terms “we,” “our,” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

Certain prior year amounts have been reclassified to conform to current year presentation.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Events

IV.	Membership—December 31, 2010 Compared to December 31, 2009

V.	Cost of Care

VI.	Results of Operations—Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

VII.	Membership—December 31, 2009 Compared to December 31, 2008

VIII.	Results of Operations—Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

IX.	Critical Accounting Policies and Estimates

X.	Liquidity and Capital Resources

XI.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

I.    Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 33.3 million medical members through our affiliated health plans and a total of 69.2 million individuals through all subsidiaries as of December 31, 2010. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the year ended December 31, 2010 was $57.8 billion, a decrease of $3.0 billion, or 5%, from the year ended December 31, 2009. The decrease was primarily driven by fully-insured membership declines in our Local Group and National Accounts businesses resulting from the current economic conditions, the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, and certain UniCare members transitioning to Health Care Service Corporation, or HCSC, beginning January 1, 2010. In addition, the sale of our pharmacy benefit management, or PBM, business and the loss of certain 2010 Medicare Part D auto-assigned Low-Income Subsidy, or Part D LIS, membership within our Senior business contributed to the decline in operating revenue. These decreases were partially offset by higher premiums in our Local Group and National Accounts businesses that were necessary to cover expected cost trends. In addition, operating revenue increased in 2010 due to higher Federal Employee Program, or FEP, reimbursements and increased revenue due to membership gains in our Senior Medicare Advantage business.

Net income for the year ended December 31, 2010 was $2.9 billion, a decrease of $1.9 billion, or 39% from the year ended December 31, 2009. The decrease in net income was primarily the result of the after-tax gain on sale of our PBM business in 2009 that was not repeated in 2010, lower operating results in our Other and Consumer Segments during 2010 and increased income taxes excluding the impact of the PBM sale, partially offset by higher operating results in our Commercial segment, a decline in other-than-temporary impairment losses on investments, reduced impairments of goodwill and other intangible assets, and increased realized gains on investments.

Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2010 was $6.94, a decrease of $2.94, or 30% from the year ended December 31, 2009. Our fully-diluted shares for the year ended December 31, 2010 were 415.8 million, a decrease of 64.7 million, or 13% compared to the year ended December 31, 2009. The decrease in EPS resulted primarily from the decrease in net income, partially offset by the impact of the lower number of shares outstanding in 2010 as compared to 2009.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them period-over-period. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussion within this MD&A. The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the years ended December 31, 2010 and 2009.

	Years Ended December 31
	2010	2009	Change	% Change
(in millions)
Net income	$2,887.1	$4,745.9	$(1,858.8)	(39)%
Less(net of tax):
Gain on sale of PBM, net of tax expense of $0.0 million and $1,431.1 million, respectively	—	2,361.2	(2,361.2)
Net realized gains on investments, net of tax expense of $68.4 million and $18.8 million, respectively	125.7	37.6	88.1
Other-than-temporary impairment losses on investments, net of tax benefit of $13.9 million and $157.4 million, respectively	(25.5)	(292.8)	267.3
2009 restructuring and other charges, net of tax benefit of $0.0 million and $52.4 million, respectively	—	(102.3)	102.3
Impairment of goodwill and other intangible assets, net of tax benefit of $7.4 million and $76.0 million, respectively	(13.7)	(184.6)	170.9

Adjusted net income	$2,800.6	$2,926.8	$(126.2)	(4)%

EPS	$6.94	$9.88	$(2.94)	(30)%
Less (net of tax):
Gain on sale of PBM	—	4.91	(4.91)
Net realized gains on investments	0.29	0.08	0.21
Other-than-temporary impairment losses on investments	(0.06)	(0.61)	0.55
2009 restructuring and other charges	—	(0.21)	0.21
Impairment of goodwill and other intangible assets	(0.03)	(0.38)	0.35

Adjusted EPS	$6.74	$6.09	$0.65	11%

As further discussed in Note 4, “Restructuring Activities,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K, we also incurred certain restructuring charges during 2010 that have been excluded from the 2010 adjusted net income and adjusted EPS reconciliation above as we believe these charges to be ongoing items associated with operational efficiency initiatives for such items as healthcare reform, which have become an integral part of our core operations. The 2009 restructuring and other charges continue to be included in the above reconciliation as we did not consider them part of our core operations at that time.

See “Results of Operations—Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009” included in this MD&A for further discussion of our operating results.

Operating cash flow for the year ended December 31, 2010 was $1.4 billion, and included a $1.2 billion tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on our PBM sale on December 1, 2009. Operating cash flow for the year ended December 31, 2009 was $3.0 billion or 0.6 times net income. The decrease in operating cash flow from 2009 was driven primarily by the $1.2 billion tax payment and increased incentive compensation payments in 2010.

We intend to expand through a combination of organic growth, strategic acquisitions and capital transactions in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduce our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs. Individual business includes individual customers under age 65 and their covered dependents.

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

Our cost of drugs historically consisted of the amounts we paid to pharmaceutical companies for the drugs we sold via mail order through our PBM and specialty pharmacy companies until the sale of our PBM operations on December 1, 2009. This amount excluded the cost of drugs related to affiliated health customers recorded in benefit expense. Our cost of drugs was influenced by the volume of prescriptions in our PBM business, as well as cost changes, driven by prices set by pharmaceutical companies and the mix of drugs sold. Following the sale of our PBM business to Express Scripts, we no longer record any cost of drugs on our income statement.

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

Our future results of operations may also be impacted by certain external forces and resulting changes in our business model and strategy. During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

These and other provisions of the new law are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of this legislation as additional guidance is made available. For additional discussion, see Part I, Item 1. “Regulation” and Item 1A. “Risk Factors” in this Form 10-K.

In addition, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

During June 2010, we resubmitted our March 2010 Individual market rate filings with the California Department of Insurance, or CDI, and the California Department of Managed Health Care, or CDMHC. We began implementing these rate increases on October 1, 2010. Based on the lower level of rate increases and delayed implementation, we incurred operating losses of approximately $112.0 million on our business in the

California Individual market during 2010. We recently filed proposed premium rate increases with the CDI and CDMHC for 2011 that are targeted to cover our expected cost trends. However, we cannot currently predict when those premium rate increases will be effective and whether the full year premiums will be sufficient to cover claims costs based on membership mix and renewal levels and actual underlying cost trends.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. In recent years, we have experienced membership declines due to unfavorable economic conditions. Given the current economic conditions in the U.S., it is expected that unemployment levels will remain high throughout 2011, which may impact our ability to increase or maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase. These membership trends could have a material adverse effect on our future results of operations. Also see Part I, Item 1A. “Risk Factors” in this Form10-K.

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation; however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.

III.    Significant Events

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

Bond Issue

On August 12, 2010, we issued $700.0 million of 4.350% notes due 2020 and $300.0 million of 5.800% notes due 2040 under our shelf registration statement. We used the proceeds from this debt issuance to repay the remaining outstanding balance of our variable rate senior term loan and for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

Sale of PBM Business

On December 1, 2009, we sold our PBM business to Express Scripts and received $4.7 billion in cash. The pre-tax and after-tax gains on the sale were $3.8 billion and $2.4 billion, respectively. During the first quarter of 2010, we made tax payments of approximately $1.2 billion relating to the PBM sale. We also entered into a 10-year contract for Express Scripts to provide PBM services to our members. We expect this alliance to provide our members with more cost effective solutions as well as access to state-of-the-art PBM services. The results of operations of our PBM business have been included in our consolidated results through November 30, 2009.

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

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare manages dental benefits and provides our customers with innovative dental products and enhanced customer service.

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

On January 12, 2009, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage and Medicare Part D health benefit products until remediation efforts had been fully implemented and confirmed. On September 9, 2009, CMS notified us that the sanctions had been lifted subsequent to our remediation efforts. We began marketing our Medicare Advantage and Medicare Part D products on October 1, 2009 and began enrolling new members on November 15, 2009 for the 2010 contract year. We were not allowed to participate in the auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries beginning on October 1, 2008. We worked with CMS to demonstrate that our operations related to the Medicare PartD and LIS programs were corrected. CMS notified us on June 15, 2010 that we were again eligible to enroll LIS beneficiaries beginning July 1, 2010 with an effective date of September 1, 2010.

Use of Capital and Stock Repurchase Program

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital, and we have not previously paid any cash dividends on our common stock through December 31, 2010.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Exchange Act, as amended. During the year ended December 31, 2010, we repurchased and retired approximately 76.7 million shares at an average per share price of $56.86, for an aggregate cost of $4.4 billion. On January 26, October 29 and December 9, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion, $500.0 million and $125.0 million, respectively. As of December 31, 2010, $148.5 million remained authorized for future repurchases. On February 3, 2011, our Board of Directors increased the share repurchase authorization by $375.0 million. Subsequent to December 31, 2010, we repurchased and retired approximately 2.6 million shares for an aggregate cost of approximately $162.7 million, leaving approximately $360.8 million for authorized future repurchases at February 9, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Tax Resolutions

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. For certain years, tax positions have been resolved but the overall tax year may require additional approval from the Joint Committee on Taxation before it can be finalized in total. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. This adverse decision was appealed. In March, 2010 the Court of Appeals in the Seventh Circuit issued a decision ruling that various payments made to several states in prior years should be deferred tax assets and not a current tax deduction for the year being litigated. The Company is in discussions with the IRS as to the appropriate treatment of the deferred tax assets.

IV.    Membership—December 31, 2010 Compared to December 31, 2009

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

•

Senior members are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled under 65, or all ages with End Stage Renal Disease.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2010 and 2009. Also included below are other membership data by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31		Change	% Change
	2010	2009
(In thousands)
Medical Membership
Customer Type
Local Group	15,216	15,643	(427)	(3)%
Individual	1,905	2,131	(226)	(11)
National:
National Accounts	7,029	6,813	216	3
BlueCard	4,711	4,744	(33)	(1)

Total National	11,740	11,557	183	2

Senior	1,259	1,215	44	4
State-Sponsored	1,756	1,733	23	1
FEP	1,447	1,391	56	4

Total medical membership by customer type	33,323	33,670	(347)	(1)

Funding Arrangement
Self-Funded	19,590	18,236	1,354	7
Fully-Insured	13,733	15,434	(1,701)	(11)

Total medical membership by funding arrangement	33,323	33,670	(347)	(1)

Reportable Segment
Commercial	26,959	27,356	(397)	(1)
Consumer	4,917	4,923	(6)	—
Other	1,447	1,391	56	4

Total medical membership by reportable segment	33,323	33,670	(347)	(1)

Other Membership
Behavioral health	23,963	22,965	998	4
Life and disability	5,201	5,393	(192)	(4)
Dental	4,007	4,284	(277)	(6)
Managed dental[1]	4,272	3,949	323	8
Vision	3,508	3,088	420	14
Medicare Part D	1,248	1,509	(261)	(17)

[1]	Managed dental membership includes members for which we provide administrative services only.

Medical Membership

During the twelve months ended December 31, 2010, total medical membership decreased 347,000, or 1%, primarily due to decreases in Local Group (including UniCare) and Individual non-BCBSA-branded membership resulting from the transition of certain UniCare members to HCSC beginning January 1, 2010. These declines were partially offset by increases in our National Accounts, FEP, Senior and State Sponsored membership.

Self-funded medical membership increased 1,354,000, or 7%, primarily due to the conversions from fully-insured to self-funded status of both a large municipal account and a large state employer account in April and July 2010, respectively, and an increase in self-funded National Accounts membership driven by additional sales, partially offset by declines in self-funded non-BCBSA branded Local Group membership.

Fully-insured membership decreased 1,701,000 members, or 11%, primarily due to the conversions from fully-insured to self-funded status of both a large municipal account and a large state employer account in April and July 2010, respectively, the transition of certain UniCare members to HCSC (both Local Group and Individual membership) and declines in fully-insured Local Group membership driven by lapses.

Local Group membership decreased 427,000, or 3%, primarily due to membership declines in our non-BCBSA-branded membership, including the impact of the transition of certain UniCare members to HCSC, and a decline in BCBSA-branded business associated with the unfavorable economic conditions.

Individual membership decreased 226,000, or 11%, primarily due to the transition of certain UniCare members to HCSC.

National Accounts membership increased 216,000, or 3%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio, and favorable in-group enrollment changes in several large accounts. These increases were partially offset by lapses due to the unfavorable economic conditions.

BlueCard membership decreased 33,000, or 1%, primarily due to decreased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership increased 44,000, or 4%, primarily due to increases in our Medicare Advantage plans, partially offset by lower membership in our Medicare Supplement plans.

State-Sponsored membership increased 23,000, or 1%, primarily due to growth in Virginia, South Carolina, Wisconsin and Indiana, partially offset by lower membership in California resulting from product changes and competition.

FEP membership increased 56,000, or 4%, following the 2010 open enrollment period.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 998,000, or 4%, primarily due to new sales to several major accounts, partially offset by higher unemployment resulting from the current economic conditions.

Life and disability membership decreased 192,000, or 4%, primarily due to the transition of certain UniCare members to HCSC beginning January 1, 2010. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 277,000, or 6%, primarily due to lapses and net unfavorable in-group enrollment changes due to the current economic conditions and the transition of certain UniCare members to HCSC.

Managed dental membership increased 323,000, or 8%, primarily due to new sales to two large accounts.

Vision membership increased 420,000, or 14%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by the transition of certain UniCare members to HCSC and lapses.

Medicare Part D membership decreased 261,000, or 17%, primarily reflecting the loss of certain 2010 Part D LIS membership.

V.    Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended December 31, 2010 for our Local Group fully-insured business only. As previously discussed, these costs are influenced by our mix of managed care products, including PPO, HMO, POS and CDHP products, in addition to changes in the unit costs and utilization levels.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends we estimate that our aggregate cost of care trend was between 6.0% and 6.5% for the full year of 2010.

Overall, our medical cost trend was driven more by unit cost than utilization. Inpatient hospital trend was in the very high single digit range and was primarily related to increases in cost per admission. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as negotiated rate increases with hospitals. We are continually working to lower cost trends as we negotiate with hospitals. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were lower than prior year; however, inpatient day counts per thousand members were slightly higher. As a result, the average length of inpatient stays increased slightly compared to prior year levels. Clinical management and re-contracting efforts are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we have introduced new programs related to readmission management, focused utilization management at high costs facilities, and post-discharge follow-up care.

Outpatient trend was in the high single digit range and was 85% cost driven and 15% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was only slightly higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). Continued expansion and optimization of our utilization management programs is also serving to moderate trend. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management, specialty pharmacy reviews and myocardial perfusion imaging is aiding our efforts to mitigate trend increases.

Physician services trend was in the low-to-mid single digit range and was 55% cost driven and 45% utilization driven. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid single digit range and was 70% unit cost (cost per prescription) related and 30% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures were mitigated by favorable unit cost pricing resulting from our Express Scripts transaction, increases in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform, having introduced a number of new reimbursement models throughout 2010. We are currently working with three provider organizations in Accountable Care Organization pilot programs. These programs are designed to enhance coordination of care throughout the health system, appropriately align incentives and encourage responsibility among patients, payors and providers to enhance member health outcomes. We are also advancing ten patient-centered medical home programs in eight of our states to help modernize and increase the scope of the primary care practices throughout our markets. Early assessment of these programs demonstrates a favorable impact to the quality and cost of health care, and we will continue evaluating their results over the next few years.

Additionally, our Resolution Health, Inc., or RHI, subsidiary is allowing us to fully integrate their suite of products aimed to improve health care quality and reduce health care costs. As an example, My Health Advantage is an RHI product that uses market-leading technology to analyze medical claims, pharmacy claims, lab results, benefit plan information and personal health information to identify opportunities to help close gaps between recommended care and the care that members actually receive. Furthermore, the sale of our PBM business and the resulting strategic alliance with Express Scripts is bringing with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art PBM services.

VI.    Results of Operations—Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Our consolidated results of operations for the years ended December 31, 2010 and 2009 are discussed in the following section.

	Years Ended December 31		$ Change	% Change
	2010	2009
(In millions, except per share data)
Premiums	$53,973.6	$56,382.0	$(2,408.4)	(4)%
Administrative fees	3,833.7	3,840.3	(6.6)	—
Other revenue	36.5	606.3	(569.8)	(94)

Total operating revenue	57,843.8	60,828.6	(2,984.8)	(5)
Net investment income	803.3	801.0	2.3	—
Gain on sale of business	—	3,792.3	(3,792.3)	(100)
Net realized gains on investments	194.1	56.4	137.7	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(70.8)	(538.4)	467.6	87
Portion of other-than-temporary impairment losses recognized in other comprehensive income	31.4	88.2	(56.8)	(64)

Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	410.8	91

Total revenues	58,801.8	65,028.1	(6,226.3)	(10)
Benefit expense	44,926.9	47,119.8	(2,192.9)	(5)
Selling, general and administrative expense:
Selling expense	1,610.3	1,685.5	(75.2)	(4)
General and administrative expense	7,229.1	7,424.9	(195.8)	(3)

Total selling, general and administrative expense	8,839.4	9,110.4	(271.0)	(3)
Cost of drugs	—	419.0	(419.0)	(100)
Interest expense	418.9	447.4	(28.5)	(6)
Amortization of other intangible assets	241.7	266.0	(24.3)	(9)
Impairment of goodwill and other intangible assets	21.1	262.5	(241.4)	(92)

Total expenses	54,448.0	57,625.1	(3,177.1)	(6)

Income before income tax expense	4,353.8	7,403.0	(3,049.2)	(41)
Income tax expense	1,466.7	2,657.1	(1,190.4)	(45)

Net income	$2,887.1	$4,745.9	$(1,858.8)	(39)

Average diluted shares outstanding	415.8	480.5	(64.7)	(13)
Diluted net income per share	$6.94	$9.88	$(2.94)	(30)
Benefit expense ratio[2]	83.2%	83.6%		(40	)bp3
Selling, general and administrative expense ratio[4]	15.3%	15.0%		30	bp3
Income before income taxes as a percentage of total revenue	7.4%	11.4%		(400	)bp3
Net income as a percentage of total revenue	4.9%	7.3%		(240	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Premiums decreased $2.4 billion, or 4%, to $54.0 billion in 2010, primarily due to fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions, the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, certain UniCare members transitioning to HCSC beginning January 1, 2010 and the loss of a portion of the 2010 Part D LIS membership within our Senior business. The decrease in premiums related to the conversions of the large municipal account and large state employer account was largely offset by a comparable reduction of benefit expense, as further described below. These decreases in premiums were partially offset by higher premiums that were necessary to cover expected cost trends, increased reimbursement in the FEP program and increased membership in our Senior Medicare Advantage business.

Administrative fees decreased $6.6 million, or less than 1%, to $3.8 billion in 2010, primarily due to reductions of certain PBM related revenues earned in 2009 which are not reflected in 2010 due to the sale of our PBM in December 2009 and lower revenues in our NGS Medicare business, partially offset by increased revenue in our self-funded National Accounts business resulting from both membership and rate increases.

The majority of other revenue was historically comprised of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies. The decline in other revenue is due to the sale of our PBM business in December 2009. Accordingly, our operating results do not reflect other revenue for this business in 2010, and other revenue of $36.5 million recorded in 2010 is primarily associated with miscellaneous activities.

Net investment income increased $2.3 million, or less than 1%, to $803.3 million in 2010, primarily resulting from dividends of $30.0 million received in 2010 related to one of our cost method investments and increased income from equity method investments, partially offset by lower yields earned on short-term and fixed maturity investments.

Gain on sale of business recognized in 2009 resulted from the sale of our PBM business to Express Scripts in December 2009.

A summary of our net realized gains (losses) on investments for the years ended December 31, 2010 and 2009 is as follows:

	Years Ended December 31		$ Change
	2010	2009
(In millions)
Net realized gains on investments
Net realized gains from the sale of fixed maturity securities	$229.0	$22.8	$206.2
Net realized (losses) gains from the sale of equity securities	(23.7)	35.0	(58.7)
Other net realized losses on investments	(11.2)	(1.4)	(9.8)

Net realized gains on investments	194.1	56.4	137.7

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses—equity securities	(15.0)	(232.6)	217.6
Other-than-temporary impairment losses—fixed maturity securities	(24.4)	(217.6)	193.2

Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	410.8

Net realized gains on investments and other-than-temporary impairment losses recognized in income	$154.7	$(393.8)	$548.5

Net realized gains on investments increased in 2010 primarily due to increased gains from the sale of fixed maturity securities, partially offset by increased net realized losses from equity securities.

Other-than-temporary impairment losses recognized in income decreased in 2010. Other-than-temporary impairment losses recognized in income in 2009 were related to both impairment of fixed maturity securities, primarily from credit related events, and impairment of equity securities due to declines in stock prices. There was no individually significant other-than-temporary impairment of investments by issuer during the years ended December 31, 2010 or 2009. For a discussion of our investment impairment review process, see “Critical Accounting Policies and Estimates” within this MD&A.

Benefit expense decreased $2.2 billion, or 5%, to $44.9 billion in 2010, primarily due to the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, fully-insured membership declines in our Local Group and National Accounts business, certain UniCare members transitioning to HCSC beginning January 1, 2010 and the loss of a portion of the 2010 Part D LIS membership within our Senior business. These decreases were partially offset by increases in benefit costs in our Local Group BCBSA-branded business, which were driven primarily by higher unit costs. In addition, our Senior Medicare Advantage and FEP businesses both experienced increased benefit costs. The Medicare Advantage and FEP related increases in benefit expense were due to both higher membership and unit costs. We receive reimbursement for FEP costs plus a fee.

In 2010, we lowered our targeted margin for adverse deviation in our medical claims payable balance from the high single digit range to the mid-to-upper single digit range. This resulted in a reduction of benefit expense of $67.7 million in 2010. In addition, we recognized $247.0 million of higher than expected reserve releases during 2010 compared to $262.0 million in 2009. For additional discussion about our medical claims reserving methodologies, see “Critical Accounting Policies and Estimates” within this MD&A.

Our benefit expense ratio decreased 40 basis points to 83.2% in 2010, due to improvements in our Commercial segment, partially offset by increases in our Consumer segment. Improvements in the Commercial segment were primarily related to our Local Group BCBSA-branded business, which reflected disciplined pricing and lower flu-related costs, year over year, and a positive impact from the change in reserves discussed above. Our Consumer segment increases were related to benefit costs in our Senior Medicare Advantage business due to the reduction in federal reimbursement rates for 2010, and a less favorable impact from the change in reserves described above.

Selling, general and administrative expense decreased $271.0 million, or 3%, to $8.8 billion in 2010. Our selling, general and administrative expense decreased due to lower base compensation costs, premium taxes and other fees, advertising expenses, selling expenses and other operating expenses, partially offset by increases in incentive compensation expenses, outside services costs and asset impairments. Our 2010 general and administrative expenses also no longer include the administrative expenses formerly incurred by our PBM business.

As further described in Note 4, “Restructuring Activities,” to our audited financial statements as of and for the year ended December 31, 2010 included in this Form 10-K, we recorded restructuring costs for severance, asset impairments and other exit costs of $140.9 million and $171.6 million during 2010 and 2009, respectively, which are included in selling, general and administrative expense described above.

While our selling, general and administrative expense decreased, our selling, general and administrative expense ratio increased 30 basis points to 15.3% in 2010, primarily due to a decline in operating revenue, increased incentive compensation costs, outside services costs and asset impairments, partially offset by lower base compensation costs and premium taxes and other fees.

Cost of drugs sold decreased $419.0 million, or 100%, due to no PBM activity in 2010 as compared to 2009. These cost of drugs sold were associated with other revenue generated from mail order sales of drugs. Following the sale of our PBM business, we do not record any cost of drugs on our income statement as we no longer market and sell prescription drugs.

Interest expense decreased $28.5 million, or 6%, to $418.9 million in 2010, primarily due to lower average debt balances and lower short-term rates on floating rate debt.

Amortization of other intangible assets decreased $24.3 million, or 9%, to $241.7 million in 2010, primarily due to reduced balances of certain amortizable intangible assets acquired in prior years.

Impairment of goodwill and other intangible assets decreased $241.4 million, or 92%, to $21.1 million in 2010. In the first quarter of 2010, we recognized an impairment charge of $21.1 million for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network. During the third and fourth quarters of 2009 we identified and recorded pre-tax impairment charges relating to our UniCare trade names of $262.5 million, the majority of which was driven by the loss of certain 2010 Part D LIS membership.

Income tax expense decreased $1.2 billion, or 45%, to $1.5 billion in 2010. This decrease was essentially due to lower income before income tax expense in 2010 as compared to 2009, primarily due to the gain on sale from our PBM business recorded in 2009. The effective tax rates in 2010 and 2009 were 33.7% and 35.9%, respectively, but the decline in effective rates did not have a material impact on the lower overall income tax expense. The decrease in effective tax rates resulted primarily from the impact of the PBM sale in 2009 which produced a higher effective tax rate.

The factors noted above led to net income as a percentage of total revenue decreasing 240 basis points to 4.9% in 2010 as compared to 2009. Excluding the gain on sale in 2009, our net income as a percentage of total revenue was 3.9% in 2009.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, gain on sale of business, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of goodwill and other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K. The discussions of segment results for the years ended December 31, 2010 and 2009 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31
	2010	2009	$ Change	% Change
(In millions)
Operating revenue	$34,662.6	$37,363.4	$(2,700.8)	(7)%
Operating gain	$3,085.7	$2,430.3	$655.4	27%
Operating margin	8.9%	6.5%		240	bp

Operating revenue decreased $2.7 billion, or 7%, to $34.7 billion in 2010, primarily due to the conversions of a large municipal account and state employer account from fully-insured to self-funded status during 2010. Operating revenue also decreased due to fully-insured membership declines in our Local Group BCBSA-branded business and National Accounts business due to unfavorable economic conditions. In addition, operating revenue decreased due to certain UniCare members transitioning to HCSC beginning January 1, 2010. These decreases were partially offset by higher premiums that were necessary to cover expected cost trend, increased revenue in our self-funded National Accounts and Local Group businesses and managed dental administrative revenues.

Operating gain increased $655.4 million, or 27%, to $3.1 billion in 2010 primarily due to higher margins in our Local Group BCBSA-branded business, partially offset by fully insured membership declines. The higher margins in our Local Group BCBSA-branded business reflected higher premiums necessary to cover cost trend and lower than expected medical costs, due primarily to lower than expected utilization and lower flu-related costs. The operating gain also improved approximately $99.0 million due to additional favorable reserve releases in 2010 as compared to 2009.

The factors above led to an operating margin in 2010 of 8.9%, a 240 basis point increase over 2009.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31
	2010	2009	$ Change	% Change
(In millions)
Operating revenue	$16,092.6	$16,141.8	$(49.2)	—%
Operating gain	$1,000.6	$1,279.7	$(279.1)	(22)%
Operating margin	6.2%	7.9%		(170	)bp

Operating revenue decreased $49.2 million, or less than 1%, to $16.1 billion in 2010, primarily due to our loss of certain 2010 Part D LIS membership and, to a lesser degree, lower membership in our Individual and Medicare Supplement businesses and a change during 2010 in the provider of pharmacy benefits for the Indiana Medicaid program included in our State-Sponsored programs. These decreases were partially offset by increases in our Medicare Advantage business due to higher membership.

Operating gain decreased $279.1 million, or 22%, to $1.0 billion in 2010, primarily due to lower operating gain in our Medicare Advantage business due to the reduction in federal reimbursement rates for 2010 and overall higher administrative costs, which included asset impairments. Approximately $46.0 million of the decline was due to lower favorable reserve releases in 2010 as compared to 2009. These operating gain declines were partially offset by improved results in our Medicare Part D and Medicare Supplement businesses.

The factors above led to an operating margin in 2010 of 6.2%, a 170 basis point decrease from 2009.

Other

Our summarized results of operations for our Other segment for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31
	2010	2009	$ Change	% Change
(In millions)
Operating revenue	$7,088.6	$7,323.4	$(234.8)	(3)%
Operating (loss) gain	$(8.8)	$469.4	$(478.2)	NM	[1]

Operating revenue decreased $234.8 million, or 3%, to $7.1 billion in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower administrative fees in our NGS Medicare business, partially offset by growth in our FEP business.

Operating gain decreased $478.2 million to an operating loss of $8.8 million in 2010, primarily due to the sale of the PBM business on December 1, 2009 and higher unallocated operating expenses.

VII.    Membership—December 31, 2009 Compared to December 31, 2008

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2009 and 2008. Also included below are other businesses’ key metrics, including prescription volume for our PBM companies and other membership data by product. The medical membership and other businesses’ metrics presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31		Change	% Change
	2009	2008
(In thousands)
Medical Membership
Customer Type
Local Group	15,643	16,632	(989)	(6)%
Individual	2,131	2,272	(141)	(6)
National
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

VIII.    Results of Operations—Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our consolidated results of operations for the years ended December 31, 2009 and 2008 are discussed in the following section.

	Years Ended December 31		$ Change	% Change
	2009	2008
(In millions, except per share data)
Premiums	$56,382.0	$57,101.0	$(719.0)	(1)%
Administrative fees	3,840.3	3,836.6	3.7	—
Other revenue	606.3	641.6	(35.3)	(6)

Total operating revenue	60,828.6	61,579.2	(750.6)	(1)
Net investment income	801.0	851.1	(50.1)	(6)
Gain on sale of business	3,792.3	—	3,792.3	NM	[1]
Net realized gains on investments	56.4	28.7	27.7	NM	[1]
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(538.4)	(1,207.9)	669.5	NM	[1]
Portion of other-than-temporary impairment losses recognized in other comprehensive income	88.2	—	88.2	NM	[1]

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	757.7	NM	[1]

Total revenues	65,028.1	61,251.1	3,777.0	6
Benefit expense	47,119.8	48,265.7	(1,145.9)	(2)
Selling, general and administrative expense:
Selling expense	1,685.5	1,778.4	(92.9)	(5)
General and administrative expense	7,424.9	6,718.8	706.1	11

Total selling, general and administrative expense	9,110.4	8,497.2	613.2	7
Cost of drugs	419.0	468.5	(49.5)	(11)
Interest expense	447.4	469.8	(22.4)	(5)
Amortization of other intangible assets	266.0	286.1	(20.1)	(7)
Impairment of goodwill and other intangible assets	262.5	141.4	121.1	86

Total expenses	57,625.1	58,128.7	(503.6)	(1)

Income before income tax expense	7,403.0	3,122.4	4,280.6	137
Income tax expense	2,657.1	631.7	2,025.4	NM	[1]

Net income	$4,745.9	$2,490.7	$2,255.2	91

Average diluted shares outstanding	480.5	523.0	(42.5)	(8)
Diluted net income per share	$9.88	$4.76	$5.12	108
Benefit expense ratio[2]	83.6%	84.5%		(90	)bp3
Selling, general and administrative expense ratio[4]	15.0%	13.8%		120	bp3
Income before income taxes as a percentage of total revenue	11.4%	5.1%		630	bp3
Net income as a percentage of total revenue	7.3%	4.1%		320	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

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

Administrative fees remained level at $3.8 billion in 2009, primarily due to increased pricing in our Local Group self-funded business, self-funded membership growth in National Accounts, revenue from DeCare following the acquisition, offset by the impact of our withdrawal from the Connecticut Medicaid program.

Other revenue is comprised principally of co-payments and deductibles associated with the sale of mail-order prescription drugs by our PBM companies, which provided services to members of our Commercial and Consumer segments and third party clients. Other revenue decreased $35.3 million, or 6%, to $606.3 million in 2009, primarily due to one less month of PBM revenue as compared to 2008, resulting from the sale of our PBM business to Express Scripts on December 1, 2009 and decreased mail order script volume from third parties prior to the sale, partially offset by proceeds from the UniCare member transition agreement with HCSC and DeCare revenues following the acquisition of DeCare on April 9, 2009.

Net investment income decreased $50.1 million, or 6%, to $801.0 million in 2009, primarily resulting from reduced investment balances, prior to the receipt of the PBM sale proceeds, and lower yields on short-term investments.

Gain on sale of business of $3.8 billion represents the pre-tax gain on the sale of our PBM business to Express Scripts. We received $4.7 billion in cash.

A summary of our net realized gains (losses) on investments for the years ended December 31, 2009 and 2008 is as follows:

	Years Ended December 31
	2009	2008	$ Change
(In millions)
Net realized gains on investments
Net realized gains (losses) from the sale of fixed maturity securities	$22.8	$(46.9)	$69.7
Net realized gains from the sale of equity securities	35.0	28.3	6.7
Other net realized (losses) gains on investments	(1.4)	47.3	(48.7)

Net realized gains on investments	56.4	28.7	27.7

Other-than-temporary impairment losses recognized in income
Other-than-temporary impairment losses—equity securities	(232.6)	(728.1)	495.5
Other-than-temporary impairment losses—fixed maturity securities	(217.6)	(479.8)	262.2

Other-than-temporary impairment losses recognized in income	(450.2)	(1,207.9)	757.7

Net realized gains on investments and other-than-temporary impairment losses recognized in income	$(393.8)	$(1,179.2)	$785.4

Net realized gains on investments increased in 2009 primarily due to increased gains from the sale of fixed maturity securities, partially offset by declines in realized gains on other investments.

Other-than-temporary impairment losses recognized in income in 2009 were equally related to impairment of fixed maturity securities, primarily from declines in credit ratings and declines in equity securities. There was no individually significant other-than-temporary impairment of investments by issuer during the year ended December 31, 2009. Net realized gains/losses on investments and other-than-temporary impairment losses recognized in income for the year ended December 31, 2008 were primarily driven by other-than-temporary impairments related to the deterioration in equity markets, and to a lesser extent, other-than-temporary impairments of fixed maturity securities. The other-than-temporary impairment losses recognized in income included $135.0 million, $106.6 million, and $90.2 million, respectively, for Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate) that were recorded in 2008. For a discussion of our investment impairment review process, see “Critical Accounting Policies and Estimates” within this MD&A.

Benefit expense decreased $1.1 billion, or 2%, to $47.1 billion in 2009, primarily due to fully-insured membership declines across our Commercial and Consumer businesses, including results from our strategic actions taken with State- Sponsored programs that led to the withdrawal from certain programs. In addition, we experienced higher than anticipated prior year favorable reserve releases of an estimated $262.0 million during 2009 that were not reestablished at December 31, 2009. Finally, lower benefit expense in our Senior business contributed to the overall decrease in benefit expense. The lower benefit expense in the Senior business included reduced benefit expense for Medicare Advantage, which primarily reflected product portfolio changes and pricing adjustments that were implemented in 2009. These decreases were partially offset by increases in benefit costs in our Local Group and FEP businesses. The increase in Local Group benefit costs were driven by higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership and increased utilization. We are refining our product offerings, expanding membership retention programs, driving cost of care initiatives and implementing pricing actions to favorably impact our Local Group business.

Our benefit expense ratio decreased 90 basis points to 83.6% in 2009, due to improvements in our Consumer segment, partially offset by increases in our Commercial segment. Both our Consumer and Commercial segments benefited from higher than anticipated prior year favorable reserve releases of an estimated $262.0 million during 2009 that were not reestablished at December 31, 2009, which favorably impacted the benefit expense ratio by 46 basis points. The decline in the Consumer segment benefit expense ratio was also driven by improvements in our Senior business, primarily due to product portfolio changes and pricing adjustments in Medicare Advantage that were implemented for 2009, and improved results in State-Sponsored business due to certain strategic actions that have been undertaken. These decreases in the benefit expense ratio were partially offset by a higher ratio for Local Group business, reflecting higher unit costs and the impact of the recession on business mix changes, including higher COBRA membership and increased utilization.

Selling, general and administrative expense increased $613.2 million, or 7%, to $9.1 billion in 2009. Our selling, general and administrative expense increased due to higher incentive compensation costs and outside services. In addition, as further described in Note 4, “Restructuring Activities,” to the audited financial statements as of and for the year ended December 31, 2010, included in this Form 10-K, we recorded $171.6 million of restructuring costs during the fourth quarter of 2009. These expenses were partially offset by lower selling expenses. These drivers, as well as lower operating revenue resulting from declining membership, caused our selling, general and administrative expense ratio to increase 120 basis points to 15.0% in 2009.

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

Impairment of goodwill and other intangible assets increased $121.1 million, or 86%, to $262.5 million in 2009. As further discussed in Note 10, “Goodwill and Other Intangible Assets,” to the audited consolidated financial statements included in this Form 10-K, the anticipated closing of the PBM sale, the expected decline in 2010 Medicare Part D auto-assigned membership and the anticipated transition of our Illinois and Texas UniCare commercial group and individual members to HCSC, triggered an interim impairment review of our UniCare tradenames as of September 30, 2009. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames during the third quarter of 2009, the majority of which was driven by the loss of the 2010 low margin Medicare Part D auto-assigned membership. Subsequently, primarily in connection with the December 2009 closing of the PBM sale and the execution of the HCSC agreement, we initiated an impairment review of goodwill associated with our UniCare subsidiaries during the fourth quarter and also updated a previous impairment review of our UniCare tradename. These reviews resulted in an impairment charge of $57.0 million in the fourth quarter of 2009 to adjust the carrying values of the goodwill and intangible assets to their estimated fair values. As a result, total impairments of goodwill and other intangible assets were $262.5 million for the year ended December 31, 2009.

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

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, gain on sale of business, net realized gains (losses) on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of goodwill and other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K. The discussions of segment results for the years ended December 31, 2009 and 2008 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31		$ Change	% Change
	2009	2008
(In millions)
Operating revenue	$37,363.4	$38,009.3	$(645.9)	(2)%
Operating gain	$2,430.3	$3,392.7	$(962.4)	(28)%
Operating margin	6.5%	8.9%		(240	)bp

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

The operating margin in 2009 was 6.5%, a 240 basis point decrease from 2008 primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31		$ Change	% Change
	2009	2008
(In millions)
Operating revenue	$16,141.8	$16,437.3	$(295.5)	(2)%
Operating gain	$1,279.7	$585.1	$694.6	119%
Operating margin	7.9%	3.6%		430	bp

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

IX.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2010, this liability was $4.9 billion and represented 18% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97.0%, or $4.7 billion, of our total medical claims liability as of December 31, 2010; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 3.0%, or $147.6 million, of the total medical claims payable as of December 31, 2010. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this process, historical paid claims data is formatted into “claim triangles,” which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

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

In addition to incurred but not paid claims, the liability for medical claims payable includes reserves for premium deficiencies, if appropriate. Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. No premium deficiencies were established at year end 2010.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are significantly different than actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of health care costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable. In 2010, higher than anticipated favorable reserve releases of approximately $247.0 million were recognized and not reestablished at December 31, 2010. The majority of these releases resulted from year end claim seasonality developing to be less severe than originally anticipated, as well as continued recognition of improvements in our processing environment.

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of December 31, 2010 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2010, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $118.0 million, in the December 31, 2010 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the December 31, 2010 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2010, there was a 310 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $229.0 million, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at December 31, 2010.

As summarized below, Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Annual Report on Form 10-K, provides historical information regarding the accrual and payment of our medical claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. We believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date.

A reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Years Ended December 31
	2010	2009	2008
(In millions)
Gross medical claims payable, beginning of period	$5,450.5	$6,184.7	$5,788.0
Ceded medical claims payable, beginning of period	(29.9)	(60.3)	(60.7)

Net medical claims payable, beginning of period	5,420.6	6,124.4	5,727.3

Business combinations and purchase adjustments	—	2.8	—
Net incurred medical claims:
Current year	45,077.1	47,315.1	47,940.9
Prior years redundancies	(718.0)	(807.2)	(263.2)

Total net incurred medical claims	44,359.1	46,507.9	47,677.7

Net payments attributable to:
Current year medical claims	40,387.8	42,056.9	42,020.7
Prior years medical claims	4,572.4	5,157.6	5,259.9

Total net payments	44,960.2	47,214.5	47,280.6

Net medical claims payable, end of period	4,819.5	5,420.6	6,124.4
Ceded medical claims payable, end of period	32.9	29.9	60.3

Gross medical claims payable, end of period	$4,852.4	$5,450.5	$6,184.7

Current year medical claims paid as a percent of current year net incurred medical claims	89.6%	88.9%	87.7%

Prior year redundancies in the current period as a percent of prior year net medical claims payable less prior year redundancies in the current period	15.3%	15.2%	4.8%

Prior year redundancies in the current period as a percent of prior year net incurred medical claims	1.5%	1.7%	0.6%

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $718.0 million shown above for the year ended December 31, 2010 represents an estimate based on paid claim activity from January 1, 2010 to December 31, 2010. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $718.0 million redundancy relates to claims incurred in calendar year 2009.

The following table provides a summary of the completion and trend factor assumptions, which had the most significant impact on the actual development of our incurred but not paid claims liability estimates for the years ended December 31, 2010, 2009 and 2008. As discussed above, these two key assumptions can be influenced by other operational variables, including system changes, provider submission patterns and business combinations.

	Favorable (Unfavorable) Developments by Changes in Key Assumptions
	2010	2009	2008
(in millions)
Assumed trend factors	$534.9	$466.1	$383.5
Assumed completion factors	183.1	341.1	(120.3)

Total	$718.0	$807.2	$263.2

The favorable development recognized in 2010 resulted primarily from trend factors in late 2009 developing more favorably than originally expected. In addition, a minor but steady improvement in payment cycle times impacted completion factor development and contributed to the favorability. The favorable development recognized in 2009 was driven by significant contributions from both trend and completion factor development. Trend factors in late 2008 restated more favorably than originally expected. Further, a large reduction in payment cycle times also impacted completion factor development and contributed to the favorability. The favorable development in 2008 was less significant. Trend factors in late 2008 developed more favorably than expected. Offsetting a portion of this impact was unfavorability created by completion factor development, which was driven by claim processing patterns developing differently than expected.

Due to changes within our Company and industry during 2010, we re-evaluated our actuarial processes and resulting levels of reserves. As discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Annual Report on Form 10-K, Actuarial Standards of Practice require that claims liabilities be appropriate under moderately adverse circumstances. To satisfy these requirements, our reserving process has historically involved recognizing the inherent volatility in actual future claim payments compared to the current estimate for the related liability by recording a provision for adverse deviation. This additional reserve establishes a sufficient level of conservatism in the liability estimate that is similar from period to period. There are a number of factors that can require a higher or lower level of additional reserve, such as changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, or overall variability in claim payment patterns and claim inventory levels. Given that in the more recent periods we experienced higher levels of automatic claims adjudication and faster claims payment leading to lower and more consistent claims inventory levels, we determined that using a lower level of targeted reserve for adverse deviation provides a similar level of confidence that the established reserves are appropriate in the current environment. This change in estimate resulted in a benefit to 2010 income before income tax expense and diluted earnings per share of $67.7 million and $0.11, respectively. This benefit is considered a release of current year reserves and, accordingly, is not included as part of the release of prior year reserves that were not reestablished in 2010 as disclosed earlier in this “Critical Accounting Policies and Estimates—Medical Claims Payable” section. We expect to use this lower level of targeted reserve for adverse deviation in future periods unless changing circumstances require us to revise this estimate.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.6% for 2010, 88.9% for 2009 and 87.7% for 2008. Comparison of these ratios reflects acceleration in processing that has occurred.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. This metric was 15.3% for the year ended December 31, 2010 and 15.2% for the year ended December 31, 2009. The 10 basis point increase over the two periods resulted primarily from restated claims trends differing more significantly from the original assumptions used in the most recent year compared to the prior year. This metric was 4.8% for 2008, reflecting the lower level of prior year redundancies as discussed above.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimate of incurred medical claims and the consistency of our methodology. For the year ended December 31, 2010, this metric was 1.5%, which was calculated using the redundancy of $718.0 million shown above. For the year ended December 31, 2009, the comparable metric was 1.7%, which was calculated using the redundancy of $807.2 million shown above and represents an estimate based on paid medical claims activity from January 1, 2009 to December 31, 2009. This metric was 0.6% for 2008, reflecting the lower level of prior year redundancies as discussed above.

The following table shows the variance between total net incurred medical claims as reported in the above table for each of 2009 and 2008 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years redundancies” for the immediately following year):

	Years Ended December 31
	2009	2008
(In millions)
Total net incurred medical claims, as reported	$46,507.9	$47,677.7
Retrospective basis, as described above	46,597.1	47,133.7

Variance	$(89.2)	$544.0

Variance to total net incurred medical claims, as reported	(0.2)%	1.1%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2010 estimate of medical claims payable will be known during 2011.

The 2009 variance to total net incurred medical claims, as reported of (0.2)% is lower than the 2008 percentage of 1.1%. The 2009 variance was driven by fairly consistent levels of prior year reserve redundancies over the past two years as reported in 2009 and 2010 on 2008 and 2009 experience, respectively. The 2008 percentage was driven by an increase in prior year reserve redundancies reported in 2009 compared to 2008 on 2008 and 2007 experience, respectively. The 2008 reported redundancy was lower than the 2009 reported redundancy.

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

In the ordinary course of business, we are regularly audited by federal and other tax authorities, and from time to time, these audits result in proposed assessments. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the federal, state and local appeals processes. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional tax payments, we do not anticipate any material impact on our results of operations from these matters. As of December 31, 2010, the examinations of our 2009 through 2004 tax years continue to be in process. In addition, there are several years with ongoing disputes related to pre-acquisition companies that continue to be in process. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized. The years under audit are in part interdependent on the settlement of the pre-acquisition audits, some of which require the approval of the Joint Committee on Taxation, impacting the ultimate conclusion of all the examinations. We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations. Administrative tax appeals and proceedings also continue for certain subsidiaries for tax years prior to being included in our consolidated tax return.

During the year ended December 31, 2009, we completed the sale of our PBM business and recorded tax expense of $1.4 billion related to this sale.

During the year ended December 31, 2008, we settled disputes with the IRS relating to certain tax years and involving industry issues which we had been discussing with the IRS for several years. For certain years, tax positions have been resolved but the overall tax year may require additional approval from the Joint Committee on Taxation before it can be finalized in total. In addition, tax litigation in the U.S. Tax Court concluded adversely to us during 2008. This adverse decision was appealed. In March, 2010 the Court of Appeals in the Seventh Circuit issued a decision ruling that various payments made to several states in prior years should be recognized as deferred tax assets and not a current tax deduction for the year being litigated. The Company is in discussions with the IRS as to the appropriate treatment of the deferred tax assets.

While it is difficult to determine when a tax settlement will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $(45.0) million to $5.0 million.

For additional information, see Note 8, “Income Taxes,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2010 was $13.3 billion and other intangible assets were $8.0 billion. The sum of goodwill and other intangible assets represented 42% of our total consolidated assets and 89% of our consolidated shareholders’ equity at December 31, 2010.

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

We completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2010, 2009 and 2008. These tests involved the use of estimates related to the fair value of the goodwill reporting unit and other intangible assets with indefinite lives, and required a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests were performed in 2010, 2009 and 2008 due to changes in our business.

As a result of our annual and interim impairment tests of existing goodwill and other intangible assets during 2010, 2009 and 2008, we recorded impairment of goodwill and other intangible assets of $21.1 million, $262.5 million and $141.4 million, respectively.

Fair value is estimated using the income and market approaches for our goodwill reporting units and the income approach for our indefinite lived intangible assets. Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.

The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital. The discount rate used in the 2010 and 2009 valuations included an increase to account for the uncertainty related to health care reform.

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

For additional information, see Note 10, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $17.6 billion at December 31, 2010 and represented 35% of our total consolidated assets at December 31, 2010. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

The unrealized gains or losses on our equity and fixed maturity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We have a committee of certain accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Other-than-temporary impairment losses recognized in income totaled $39.4 million, $450.2 million and $1.2 billion, respectively, for the years ended December 31, 2010, 2009 and 2008. There were no individually significant other-than-temporary impairment losses on investments by issuer during the years ended December 31, 2010 or 2009. The significant other-than-temporary impairments recognized during 2008 primarily related to our investments in Freddie Mac, Fannie Mae, and Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Market concerns during the third quarter of 2008 related to Freddie Mac’s and Fannie Mae’s financial condition and liquidity prompted the U.S. government to seize control of those entities. Any potential recovery of the fair value of these securities was dependent on a number of factors and was not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired. Accordingly, during 2008, we recorded $135.0 million and $106.6 million of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively. In addition, on September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, was deemed remote and we recognized an other-than-temporary impairment of $90.2 million during 2008.

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

As of December 31, 2010, we had approximately $142.5 million of gross unrealized losses on investments recognized in accumulated other comprehensive income, $134.7 million of which related to fixed maturity securities and $7.8 million of which related to equity securities.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $865.4 million, or 2% of total consolidated assets, at December 31, 2010. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other investments. Due to their less liquid nature, these investments are classified as long-term.

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

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits of investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $16.3 billion at December 31, 2010. The weighted-average credit rating of these securities was “A” as of December 31, 2010. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2.2 billion, $24.8 million and $42.2 million, respectively, that are guaranteed by third parties. With the exception of eleven securities with a fair value of $20.6 million, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2010 with a guarantee by a third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2010 for the securities for which such information is available.

At December 31, 2010, we owned $3.2 billion of mortgage-backed securities and $264.5 million of asset-backed securities out of a total available-for-sale investment portfolio of $17.6 billion. These securities included sub-prime and Alt-A securities with fair values of $78.6 million and $244.7 million, respectively. These sub-prime and Alt-A securities had net unrealized losses of $5.1 million and $6.3 million, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “B,” respectively.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month to month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2010 and 2009 that were material to the consolidated financial statements.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2010 totaled $388.7 million and represented 2% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain inverse floating rate securities, structured securities and municipal bonds that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K, and Notes 5, “Investments,” and 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2010 measurement date, we selected a long-term rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2010). The selected discount rate for all plans is 5.15%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with the guidance.

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

For the year ended December 31, 2010, no material contributions were required to meet the Employee Retirement Income Security Act, or ERISA, minimum required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $3.9 million were made to certain supplemental plans during the year ended December 31, 2010.

At December 31, 2010 our consolidated net pension assets were $27.3 million, including liabilities of $66.0 million for certain supplemental plans. For the years ended December 31, 2010, 2009, and 2008, we recognized consolidated pretax pension cost (credit) of $22.2 million, $(27.8) million, and $(27.0) million, respectively.

Other Postretirement Benefits

We provide most associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions including a discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree benefits. We recognized a postretirement benefit liability of $388.2 million at December 31, 2010.

We recognized consolidated pre-tax other postretirement cost of $30.1 million, $33.8 million, and $30.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At our December 31, 2010 measurement date, the selected discount rate for all plans was 5.24% (compared to a discount rate of 5.79% for 2010 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our December 31, 2010 measurement dates was 8.00% for 2011 with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2010 by $49.7 million and would increase service and interest costs by $2.7 million. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $42.7 million as of December 31, 2010 and would decrease service and interest costs by $2.3 million.

We made tax deductible discretionary contributions totaling $135.0 million to the other postretirement benefit plans during the year ended December 31, 2010.

For additional information regarding retirement benefits, see Note 11, “Retirement Benefits,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

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

There were no other new accounting pronouncements issued during the year ended December 31, 2010 that had a material impact on our financial position, operating results or disclosures.

X.    Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options and our employee stock purchase plan. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have some negative impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. During the past two years, the Federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

We have a $2.5 billion commercial paper program. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2.0 billion senior credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2.0 billion senior credit facility, we expect to receive approximately $2.2 billion of ordinary dividends from our subsidiaries during 2011, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31
	2010	2009	2008
(In millions)
Cash flows provided by (used in):
Operating activities	$1,416.7	$3,038.9	$2,535.4
Investing activities	(1,271.5)	3,002.8	616.2
Financing activities	(3,169.3)	(3,402.8)	(3,735.6)
Effect of foreign exchange rates on cash and cash equivalents	(3.2)	(6.7)	—

(Decrease) increase in cash and cash equivalents	$(3,027.3)	$2,632.2	$(584.0)

Liquidity—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

During the year ended December 31, 2010, net cash flow provided by operating activities was $1.4 billion, compared to cash flow provided by operating activities of $3.0 billion for year ended December 31, 2009, a decrease of $1.6 billion. This decrease resulted primarily from tax payments of $1.2 billion to the IRS, related to the gain we realized on the 2009 sale of our PBM business and increased incentive compensation payments in 2010.

Net cash flow used in investing activities was $1.3 billion during the year ended December 31, 2010, compared to cash flow provided by investing activities of $3.0 billion for the year ended December 31, 2009. The increase in cash flow used in investing activities of $4.3 billion between the two periods primarily resulted from the cash proceeds from the sale of our PBM business to Express Scripts in 2009 and increases in securities lending collateral, increases in net purchases of property and equipment and increases in other investing activities, partially offset by decreases in net purchases of investments and decreases in purchases of subsidiaries.

Net cash flow used in financing activities was $3.2 billion during the year ended December 31, 2010, compared to $3.4 billion for the year ended December 31, 2009. The decrease in cash flow used in financing activities of $233.5 million primarily resulted from increases in the net proceeds from debt issuances, increases in securities lending payables, decreases in bank overdrafts and increases in cash proceeds from employee stock plans, partially offset by increases in the repurchase of common stock. We completed $4.4 billion of share repurchases in 2010, representing a significant return of capital to our shareholders following the 2009 sale of our PBM business.

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

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20.2 billion at December 31, 2010. Since December 31, 2009, total cash, cash equivalents and investments, including long-term investments, decreased by $2.4 billion primarily due to tax payments of $1.2 billion to the IRS, related to the gain we realized on the 2009 sale of our PBM business, which occurred during the fourth quarter of 2009, and an increase in the repurchase of common stock of $1.7 billion over 2009 common stock repurchases.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At December 31, 2010, we held at the parent company approximately $3.3 billion of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, share and debt repurchases and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-total capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-total capital ratio is 25% to 35%. Our debt-to-total capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-total capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 27.3% as of December 31, 2010 and 25.3% as of December 31, 2009.

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

At maturity on January 15, 2011, we repaid the $700.0 million outstanding balance of our 5.000% senior unsecured notes.

On September 30, 2010, we entered into a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2.0 billion and matures on September 30, 2013. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment and legal fees paid for the facility were $7.6 million and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of or during the three months ended December 31, 2010, or under a previous facility during the nine months ended September 30, 2010. At December 31, 2010, we had $2.0 billion available under the facility. This facility replaced our previous senior credit facility, which provided credit up to $2.4 billion.

On August 12, 2010, we issued $700.0 million of 4.350% notes due 2020 and $300.0 million of 5.800% notes due 2040 under our shelf registration statement. We used the proceeds from this debt issuance to repay the remaining outstanding balance of our variable rate senior term loan and for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

We have received notification from the IRS that it has proposed certain adjustments to our prior year tax returns currently being audited. We believe our tax positions comply with applicable tax law and intend to defend our positions vigorously through the appeals process. However, if we are not able to prevail, we will be required to make additional tax payments. While this will not impact our future results of operations, it could reduce future operating cash flow.

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at December 31, 2010 totaled $11.4 million, which is reported in “Investments available-for-sale—Equity securities” on the consolidated balance sheets. On December 21, 2010, we borrowed $100.0 million from the FHLBs with a one-month term at a fixed interest rate of 0.120%, which was outstanding at December 31, 2010 and was repaid on January 18, 2011. On January 18, 2011, we borrowed another $100.0 million for a two-month period at 0.200%, with a maturity date of March 21, 2011. In addition, on April 12, 2010, we borrowed $100.0 million from the FHLBs with a two-year term at a fixed interest rate of 1.430%, which is reported with “Long-term debt, less current portion” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $237.9 million at December 31, 2010 have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

We have our Board of Directors’ approval to borrow up to $2.5 billion under our commercial paper program. Proceeds from any issuance of commercial paper may be used for general corporate purposes, including the repurchase of our debt and common stock. Commercial paper notes are short-term senior unsecured notes, with a maturity not to exceed 270 days from date of issuance. When issued, the notes bear interest at the then current market rates. We had $336.2 million of borrowings outstanding under this commercial paper program as of December 31, 2010. We continue to classify our commercial paper as long-term debt given our intent to issue commercial paper or our ability to redeem our commercial paper using our $2.0 billion senior credit facility.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2.2 billion of ordinary dividends to be paid to the parent company during 2011. During 2010, we received $2.7 billion of dividends from our subsidiaries.

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically, our common stock repurchase program, discussed below, has been our primary use of capital, and we have not previously paid any cash dividends on our common stock through December 31, 2010.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Exchange Act, as amended. During the year ended December 31, 2010, we repurchased and retired approximately 76.7 million shares at an average per share price of $56.86, for an aggregate cost of $4.4 billion. On January 26, October 29 and December 9, 2010, our Board of Directors increased the share repurchase authorization by $3.5 billion, $500.0 million and $125.0 million, respectively. As of December 31, 2010, $148.5 million remained authorized for future repurchases. On February 3, 2011, our Board of Directors increased the share repurchase authorization by $375.0 million. Subsequent to December 31, 2010, we repurchased and retired approximately 2.6 million shares for an aggregate cost of approximately $162.7 million, leaving approximately $360.8 million for authorized future repurchases at February 9, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current retirement benefits funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2010, no contributions were required to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $138.9 million to our benefit plans during the year ended December 31, 2010.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2010 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(In millions)
Debt, including capital leases[1]	$14,512.1	$1,275.3	$2,446.7	$1,629.8	$9,160.3
Operating lease commitments	683.6	119.4	189.9	159.8	214.5
Projected other postretirement benefits	589.7	42.6	140.7	146.8	259.6
Purchase obligations:
IBM outsourcing agreements[2]	1,022.7	238.3	491.5	292.9	—
Other purchase obligations[3]	1,720.1	843.1	632.6	226.7	17.7
Other long-term liabilities[4]	895.3	—	349.7	344.0	201.6
Venture capital commitments	225.8	87.3	105.5	33.0	—

Total contractual obligations and commitments	$19,649.3	$2,606.0	$4,356.6	$2,833.0	$9,853.7

[1]	Includes estimated interest expense.

[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 14, “Commitments and Contingences,” to the audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.
[4]

Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2010, as a result of the value of the assets in the plans.

On December 1, 2009, we entered into a ten-year agreement with Express Scripts to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts will be the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum script volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. In addition, our failure to meet the minimum script volume requirements may result in financial penalties that could have a material impact on our results of operations. The above table does not contain any potential amounts related to this agreement.

The above table does not contain $125.2 million of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 8, “Income Taxes,” to the audited consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K for further information.

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

For additional information on our debt and lease commitments, see Notes 13, “Debt,” and 18, “Leases,” respectively, to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in this Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that will require funding in future periods.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2010, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

XI.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to meet expectations regarding repurchases of shares of our common stock; decreased revenues, increased operating costs and potential customer and supplier losses and business disruptions that may be greater than expected following the close of the Express Scripts transaction; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future public health epidemics and catasrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2010. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

Investments

Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk.

The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit downgrade to an individual fixed maturity security and the potential loss attributable to that downgrade. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately “A.” Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our fixed maturity portfolio is invested primarily in U.S. government securities, corporate bonds, asset-backed bonds, mortgage-related securities and municipal bonds, all of which represent an exposure to changes in the level of market interest rates. Interest rate risk is managed by maintaining asset duration within a band based upon our liabilities, operating performance and liquidity needs. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.

Our portfolio includes corporate securities (approximately 44% of the total fixed maturity portfolio at December 31, 2010), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately “BBB.”

Our equity portfolio is comprised of large capitalization and small capitalization domestic equities, foreign equities and index mutual funds. Our equity portfolio is subject to the volatility inherent in the stock market, driven by concerns over economic conditions, earnings and sales growth, inflation, and consumer confidence. These systemic risks cannot be managed through diversification alone. However, more routine risks, such as stock/industry specific risks, are managed by investing in a diversified equity portfolio.

As of December 31, 2010, approximately 93% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $732.4 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $741.5 million increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2010, was approximately 7% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $127.0 million. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $127.0 million.

Long-Term Debt

Our total long-term debt at December 31, 2010 was $8.9 billion, and included $336.2 million of commercial paper and $100.0 million outstanding on a Federal Home Loan Bank loan. The carrying values of the commercial paper approximate fair value as the underlying instruments have variable interest rates at market value. The carrying value of the Federal Home Loan Bank loan approximates fair value due to the relatively short-nature of the note and its collateralization. The remainder of the debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates.

At December 31, 2010, we had $8.4 billion of senior unsecured notes with fixed interest rates. These notes, at par value, included $700.0 million at 5.000% due 2011, $350.0 million at 6.375% due 2012, $800.0 million at 6.80% due 2012, $500.0 million at 5.00% due 2014, $400.0 million at 6.00% due 2014, $1,100.0 million at 5.250% due 2016, $700.0 million at 5.875% due 2017, $600.0 million at 7.000% due 2019, $700.0 million at 4.350% due 2020, $500.0 million at 5.950% due 2034, $900.0 million at 5.850% due 2036, $800.0 million at 6.375% due 2037 and $300.0 million at 5.800% due 2040. These notes had combined carrying and estimated fair value of $8.4 billion and $8.9 billion, respectively, at December 31, 2010.

Our subordinated debt includes surplus notes issued by one of our insurance subsidiaries. Par value of amounts outstanding at December 31, 2010 included $25.1 million of 9.000% surplus notes due 2027. Any payment of interest or principal on the surplus notes may be made only with the prior approval of the Indiana Department of Insurance. The carrying value and estimated fair value of the surplus notes were $24.9 million and $35.6 million at December 31, 2010.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly.

Derivatives

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through the use of derivative financial instruments. These strategies include the use of interest rate swaps and forward contracts, which are used to lock-in interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2010, we recorded an asset of $95.3 million, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $27.1 million decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $27.1 million increase in fair value.

We also utilize put and call options on the S&P 500 index to hedge (on an economic basis) the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $33.0 million in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $22.9 million in the fair value of these derivatives. See “Critical Accounting Policies and Estimates—Investments” section for accounting related to securities in our equity portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during 2009, the Company changed its method of accounting for the recognition of other-than-temporary impairments related to its fixed maturity securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 17, 2011

WellPoint, Inc.

Consolidated Balance Sheets

	December 31
	2010	2009
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,788.8	$4,816.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,545.4 and $15,203.1)	16,069.5	15,696.9
Equity securities (cost of $861.4 and $799.1)	1,236.2	1,010.7
Other invested assets, current	21.1	26.5
Accrued investment income	177.4	172.8
Premium and self-funded receivables	3,041.6	3,281.0
Other receivables	878.6	879.5
Income tax receivable	32.3	—
Securities lending collateral	900.3	394.8
Deferred tax assets, net	460.9	523.8
Other current assets	1,534.1	1,268.6

Total current assets	26,140.8	28,070.7
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $215.8 and $223.0)	221.8	230.4
Equity securities (cost of $32.8 and $33.4)	33.4	32.5
Other invested assets, long-term	865.4	775.3
Property and equipment, net	1,155.5	1,099.6
Goodwill	13,264.9	13,264.6
Other intangible assets	7,996.8	8,259.3
Other noncurrent assets	488.3	393.0

Total assets	$50,166.9	$52,125.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$4,852.4	$5,450.5
Reserves for future policy benefits	56.4	62.6
Other policyholder liabilities	1,909.1	1,617.6

Total policy liabilities	6,817.9	7,130.7
Unearned income	891.4	1,050.0
Accounts payable and accrued expenses	2,942.2	2,994.1
Income tax payable	—	1,228.7
Security trades pending payable	33.3	37.6
Securities lending payable	901.5	396.6
Short-term borrowings	100.0	—
Current portion of long-term debt	705.9	60.8
Other current liabilities	1,617.3	1,775.2

Total current liabilities	14,009.5	14,673.7
Long-term debt, less current portion	8,147.8	8,338.3
Reserves for future policy benefits, noncurrent	646.7	664.6
Deferred tax liabilities, net	2,586.9	2,470.4
Other noncurrent liabilities	963.4	1,115.1

Total liabilities	26,354.3	27,262.1

Commitments and contingencies—Note 14

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 377,736,929 and 449,789,672	3.8	4.5
Additional paid-in capital	12,862.6	15,192.2
Retained earnings	10,721.6	9,598.5
Accumulated other comprehensive income	224.6	68.1

Total shareholders’ equity	23,812.6	24,863.3

Total liabilities and shareholders’ equity	$50,166.9	$52,125.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

	Years Ended December 31
	2010	2009	2008
(In millions, except per share data)
Revenues
Premiums	$53,973.6	$56,382.0	$57,101.0
Administrative fees	3,833.7	3,840.3	3,836.6
Other revenue	36.5	606.3	641.6

Total operating revenue	57,843.8	60,828.6	61,579.2
Net investment income	803.3	801.0	851.1
Gain on sale of business	—	3,792.3	—
Net realized gains on investments	194.1	56.4	28.7
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(70.8)	(538.4)	(1,207.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	31.4	88.2	—

Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	(1,207.9)

Total revenues	58,801.8	65,028.1	61,251.1

Expenses
Benefit expense	44,926.9	47,119.8	48,265.7
Selling, general and administrative expense:
Selling expense	1,610.3	1,685.5	1,778.4
General and administrative expense	7,229.1	7,424.9	6,718.8

Total selling, general and administrative expense	8,839.4	9,110.4	8,497.2
Cost of drugs	—	419.0	468.5
Interest expense	418.9	447.4	469.8
Amortization of other intangible assets	241.7	266.0	286.1
Impairment of goodwill and other intangible assets	21.1	262.5	141.4

Total expenses	54,448.0	57,625.1	58,128.7

Income before income tax expense	4,353.8	7,403.0	3,122.4
Income tax expense	1,466.7	2,657.1	631.7

Net income	$2,887.1	$4,745.9	$2,490.7

Net income per share
Basic	$7.03	$9.96	$4.79

Diluted	$6.94	$9.88	$4.76

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2010	2009	2008
(In millions)
Operating activities
Net income	$2,887.1	$4,745.9	$2,490.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(194.1)	(56.4)	(28.7)
Other-than-temporary impairment losses recognized in income	39.4	450.2	1,207.9
Loss on disposal of assets	1.9	16.4	7.2
Gain on sale of business	—	(3,792.3)	—
Deferred income taxes	101.8	61.3	(481.4)
Amortization, net of accretion	497.7	446.4	466.3
Depreciation expense	103.1	107.1	105.4
Impairment of goodwill and other intangible assets	21.1	262.5	141.4
Impairment of property and equipment	95.3	—	—
Share-based compensation	136.0	153.6	156.0
Excess tax benefits from share-based compensation	(28.1)	(9.6)	(16.0)
Changes in operating assets and liabilities, net of effect of business combinations and divestitures:
Receivables, net	109.7	(484.2)	(558.7)
Other invested assets, current	5.1	(62.5)	103.3
Other assets	(320.1)	(119.3)	(340.2)
Policy liabilities	(330.7)	(748.2)	194.9
Unearned income	(158.6)	(27.3)	(26.7)
Accounts payable and accrued expenses	(58.2)	952.8	(106.3)
Other liabilities	(208.4)	(248.8)	(797.0)
Income taxes	(1,239.8)	1,391.4	(47.3)
Other, net	(43.5)	(0.1)	64.6

Net cash provided by operating activities	1,416.7	3,038.9	2,535.4

Investing activities
Purchases of fixed maturity securities	(10,567.2)	(7,186.8)	(5,691.2)
Proceeds from fixed maturity securities:
Sales	7,215.1	4,096.6	5,194.9
Maturities, calls and redemptions	3,321.7	1,551.7	1,669.6
Purchases of equity securities	(350.9)	(318.9)	(1,327.5)
Proceeds from sales of equity securities	197.9	577.3	1,083.1
Purchases of other invested assets	(91.4)	(49.0)	(145.0)
Proceeds from sales of other invested assets	34.5	3.5	32.8
Changes in securities lending collateral	(504.8)	132.4	325.1
Purchases of subsidiaries, net of cash acquired	(0.3)	(66.3)	(197.7)
Proceeds from sales of subsidiaries, net of cash sold	—	4,672.3	5.0
Purchases of property and equipment	(451.4)	(378.4)	(345.6)
Proceeds from sale of property and equipment	0.8	0.4	12.7
Other, net	(75.5)	(32.0)	—

Net cash (used in) provided by investing activities	(1,271.5)	3,002.8	616.2

Financing activities
Net repayments of commercial paper borrowings	(164.4)	(397.0)	(900.6)
Proceeds from long-term borrowings	1,088.5	990.3	525.0
Net proceeds from (repayments of) short-term borrowings	100.0	(98.0)	98.0
Repayment of long-term borrowings	(481.7)	(919.3)	(38.7)
Changes in securities lending payable	504.9	(132.4)	(325.1)
Changes in bank overdrafts	(28.0)	(344.1)	44.8
Repurchase and retirement of common stock	(4,360.3)	(2,638.4)	(3,276.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	143.6	126.5	121.2
Excess tax benefits from share-based compensation	28.1	9.6	16.0

Net cash used in financing activities	(3,169.3)	(3,402.8)	(3,735.6)
Effect of foreign exchange rates on cash and cash equivalents	(3.2)	(6.7)	—

Change in cash and cash equivalents	(3,027.3)	2,632.2	(584.0)
Cash and cash equivalents at beginning of year	4,816.1	2,183.9	2,767.9

Cash and cash equivalents at end of year	$1,788.8	$4,816.1	$2,183.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)
January 1, 2008	556.2	$5.6	$18,441.1	$4,387.6	$156.1	$22,990.4
Net income	—	—	—	2,490.7	—	2,490.7
Change in net unrealized gains/losses on investments	—	—	—	—	(662.4)	(662.4)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(0.5)	(0.5)
Change in net periodic pension and postretirement costs	—	—	—	—	(388.1)	(388.1)
Adoption of FASB measurement date provisions	—	—	—	—	(0.8)	(0.8)

Comprehensive income						1,438.9
Repurchase and retirement of common stock	(56.4)	(0.6)	(1,879.1)	(1,396.5)	—	(3,276.2)
Issuance of common stock under employee stock plans, net of related tax benefit	3.4	—	281.0	—	—	281.0
Adoption of FASB retirement benefits guidance	—	—	—	(1.3)	—	(1.3)
Adoption of FASB measurement date provisions	—	—	—	(1.1)	—	(1.1)

December 31, 2008	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Cumulative effect of adoption of FASB OTTI guidance, net of taxes	—	—	—	88.9	(88.9)	—
Net income	—	—	—	4,745.9	—	4,745.9
Change in net unrealized gains/losses on investments	—	—	—	—	1,055.2	1,055.2
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	—	—	—	—	(20.7)	(20.7)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(2.3)	(2.3)
Change in net periodic pension and postretirement costs	—	—	—	—	19.3	19.3
Foreign currency translation adjustments	—	—	—	—	1.2	1.2

Comprehensive income						5,798.6
Repurchase and retirement of common stock	(57.3)	(0.5)	(1,922.2)	(715.7)	—	(2,638.4)
Issuance of common stock under employee stock plans, net of related tax benefit	3.9	—	271.4	—	—	271.4

December 31, 2009	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity (continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)
December 31, 2009	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	—	—	—	2,887.1	—	2,887.1
Change in net unrealized gains/losses on investments	—	—	—	—	125.1	125.1
Change in non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	14.7	14.7
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(14.5)	(14.5)
Change in net periodic pension and postretirement costs	—	—	—	—	32.9	32.9
Foreign currency translation adjustments	—	—	—	—	(1.7)	(1.7)

Comprehensive income						3,043.6
Repurchase and retirement of common stock	(76.7)	(0.7)	(2,595.6)	(1,764.0)	—	(4,360.3)
Issuance of common stock under employee stock plans, net of related tax benefit	4.6	—	266.0	—	—	266.0

December 31, 2010	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1. Organization

References to the terms “we,” “our,” “us,” “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of medical membership in the United States, serving 33.3 medical members through our affiliated health plans and a total of 69.2 individuals through all subsidiaries as of December 31, 2010. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that certain large employers offer coverage to their employees or they will be required to pay a financial penalty. In addition, the new laws encompass certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

1. Organization (continued)

requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.

These and other provisions of the new law are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of this legislation as additional guidance is made available. For additional discussion, see Part I, Item 1. “Regulation” and Item 1A. “Risk Factors” in this Form 10-K.

In addition, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

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

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. Rabbi trust assets are classified as trading, which are reported in other invested assets, current in the consolidated balance sheets. The change in the fair value of the trading portfolio rabbi trust assets during 2010, 2009 and 2008, which together with net investment income/loss from trading portfolio rabbi trust assets totaled $1.4, $1.5 and $(6.5), respectively, is classified in general and administrative expense in the consolidated statement of income, consistent with the related deferred compensation expense.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. The fair value of the collateral received at the time of the transaction amounted to $ 901.5 and $396.6 during 2010 and 2009, respectively. The value of the cash collateral delivered represented 103% of the market value of the securities on loan at both December 31, 2010 and 2009. Under the FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $193.7 and $174.9 at December 31, 2010 and 2009, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include pharmacy sales, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $187.8 and $174.9 at December 31, 2010 and 2009, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

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

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market valuation approach. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analysis of WellPoint and other comparable companies. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2010, we believe there were no material concentrations of credit risk with any individual counterparty.

Our derivative agreements do not contain any credit support provisions that require us to post collateral if there are declines in the derivative value or our credit rating.

Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets based on fiscal-year-end measurements of plan assets and benefit obligations. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with current and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next 12 months included in the benefit obligation exceeds the fair value of plan assets.

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

Liabilities for both claims incurred but not reported and reported but not yet processed through our systems are determined in aggregate by employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. We determine the amount of the liability for incurred but not paid claims by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities.

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

Other Policyholder Liabilities: Other policyholder liabilities include rate stabilization reserves associated with retrospectively rated insurance contracts as well as certain case-specific reserves. Rate stabilization reserves represent accumulated premiums that exceed what customers owe us based on actual claim experience. The timing of payment of these retrospectively rated refunds is based on the contractual terms with the customers and can vary from period to period based on the specific contractual requirements.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Share-Based Compensation: Our compensation philosophy provides for share-based compensation, including stock options and restricted stock awards, as well as an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. The employee stock purchase plan, which was suspended effective January 1, 2011, allowed for a purchase price per share which was 85% of the fair value of a share of common stock on the last trading day of the plan quarter. All share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. Our share-based employee compensation plans and assumptions are described in Note 15, “Capital Stock.”

Advertising costs: We use print, broadcast and other advertising to promote our products. The cost of advertising is expensed as incurred and totaled $226.1, $309.8 and $216.3 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with ten dental insurance brands, primarily as a third party administrator. DeCare manages dental benefits and provides our customers with innovative dental products and enhanced customer service.

The acquisition was accounted for using the acquisition method of accounting. Accordingly, the results of operations of DeCare have been included in our consolidated results for periods following April 9, 2009.

4. Restructuring Activities

As a result of restructuring activities implemented during 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are components of general and administrative expenses on the consolidated statements of income for the respective year in which they occurred.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to health care reform. Activity related to these liabilities for the year ended December 31, 2010 is as follows:

	Commercial	Consumer	Other	Total
2010 Restructuring Activities
Employee termination costs:
Costs incurred	$53.6	$19.2	$5.0	$77.8
Payments	(0.5)	(0.2)	(0.1)	(0.8)

Liability for employee termination costs ending balance at December 31, 2010	53.1	19.0	4.9	77.0

Lease and other contract exit costs:
Costs incurred	15.7	4.7	2.2	22.6
Payments	(1.3)	(0.4)	(0.3)	(2.0)

Liability for lease and other contract exit costs ending balance at December 31, 2010	14.4	4.3	1.9	20.6

Total liability for 2010 restructuring activities ending balance at December 31, 2010	$67.5	$23.3	$6.8	$97.6

The 2009 restructuring activities were executed as a result of a strategic realignment to our corporate strategy. Activity related to these liabilities for the years ended December 31, 2010 and 2009 is as follows:

	Commercial	Consumer	Other	Total
2009 Restructuring Activities
Employee termination costs:
Costs incurred in 2009	$93.1	$20.3	$10.3	$123.7
2009 payments	(3.4)	(0.7)	(0.4)	(4.5)

Liability for employee termination costs ending balance at December 31, 2009	89.7	19.6	9.9	119.2
2010 payments	(56.0)	(12.2)	(6.2)	(74.4)
Liability released in 2010	(21.7)	(4.7)	(2.4)	(28.8)

Liability for employee termination costs ending balance at December 31, 2010	12.0	2.7	1.3	16.0

Lease and other contract exit costs:
Costs incurred in 2009	33.9	3.3	10.7	47.9
2009 payments	(2.1)	(0.1)	(1.6)	(3.8)

Liability for lease and other contract exit costs ending balance at December 31, 2009	31.8	3.2	9.1	44.1
2010 payments	(4.4)	(0.2)	(0.4)	(5.0)

Liability for lease and other contract exit costs ending balance at December 31, 2010	27.4	3.0	8.7	39.1

Total liability for 2009 restructuring activities ending balance at December 31, 2010	$39.4	$5.7	$10.0	$55.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

In addition, during 2010 we recognized $40.5 of impairments for information technology assets related to our change in strategic focus primarily in response to health care reform. The impairments are a component of general and administrative expenses on the consolidated statement of income.

5. Investments

A summary of current and long-term investments, available-for-sale, is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			12 Months or Less	Greater than 12 Months
December 31, 2010:
Fixed maturity securities:
United States Government securities	$500.9	$14.1	$(3.6)	$—	$511.4	$—
Government sponsored securities	325.6	6.0	(0.8)	—	330.8	—
States, municipalities and political subdivisions—tax-exempt	4,630.2	130.5	(38.9)	(29.6)	4,692.2	—
Corporate securities	6,850.1	385.1	(16.9)	(7.1)	7,211.2	(0.8)
Options embedded in convertible debt securities	108.3	—	—	—	108.3	—
Residential mortgage-backed securities	2,747.2	113. 7	(9.0)	(15.4)	2,836.5	(6.2)
Commercial mortgage-backed securities	330.9	9.2	(1.5)	(2.2)	336.4	—
Other debt obligations	268.0	6.2	(0.3)	(9.4)	264.5	(2.1)

Total fixed maturity securities	15,761.2	664.8	(71.0)	(63.7)	16,291.3	$(9.1)

Equity securities	894.2	383.2	(7.8)	—	1,269.6

Total investments, available-for-sale	$16,655.4	$1,048.0	$(78.8)	$(63.7)	$17,560.9

December 31, 2009:
Fixed maturity securities:
United States Government securities	$715.4	$14.8	$(2.4)	$(0.2)	$727.6	$—
Government sponsored securities	632.8	8.3	(0.4)	—	640.7	—
States, municipalities and political subdivisions—tax-exempt	4,019.4	167.0	(5.7)	(34.4)	4,146.3	(0.5)
Corporate securities	6,219.3	352.2	(12.9)	(34.5)	6,524.1	(3.3)
Options embedded in convertible debt securities	88.3	—	—	—	88.3	—
Residential mortgage-backed securities	3,295.0	120.0	(7.9)	(47.0)	3,360.1	(9.0)
Commercial mortgage-backed securities	137.6	3.6	(0.1)	(4.9)	136.2	—
Other debt obligations	318.3	8.7	(1.1)	(21.9)	304.0	(5.7)

Total fixed maturity securities	15,426.1	674.6	(30.5)	(142.9)	15,927.3	$(18.5)

Equity securities	832.5	221.9	(11.2)	—	1,043.2

Total investments, available-for-sale	$16,258.6	$896.5	$(41.7)	$(142.9)	$16,970.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

At December 31, 2010, we owned $3,172.9 of mortgage-backed securities and $264.5 of asset-backed securities out of a total available-for-sale investment portfolio of $17,560.9. These securities included sub-prime and Alt-A securities with fair values of $78.6 and $244.7, respectively. These sub-prime and Alt-A securities had net unrealized losses of $5.1 and $6.3, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “B,” respectively.

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole numbers)
December 31, 2010:
Fixed maturity securities:
United States Government securities	23	$142.9	$(3.6)	—	$—	$—
Government sponsored securities	24	103.5	(0.8)	—	—	—
States, municipalities and political subdivisions—tax-exempt	449	1,493.1	(38.9)	101	166.1	(29.6)
Corporate securities	742	1,436.3	(16.9)	65	92.9	(7.1)
Residential mortgage-backed securities	279	512.6	(9.0)	82	149.9	(15.4)
Commercial mortgage-backed securities	34	107.5	(1.5)	3	8.1	(2.2)
Other debt obligations	28	60.9	(0.3)	38	46.4	(9.4)

Total fixed maturity securities	1,579	3,856.8	(71.0)	289	463.4	(63.7)
Equity securities	365	81.6	(7.8)	—	—	—

Total fixed maturity and equity securities	1,944	$3,938.4	$(78.8)	289	$463.4	$(63.7)

December 31, 2009:
Fixed maturity securities:
United States Government securities	18	$286.8	$(2.4)	3	$3.1	$(0.2)
Government sponsored securities	17	149.3	(0.4)	—	—	—
States, municipalities and political subdivisions—tax-exempt	162	417.6	(5.7)	185	314.8	(34.4)
Corporate securities	462	914.5	(12.9)	233	404.3	(34.5)
Residential mortgage-backed securities	219	439.0	(7.9)	128	256.1	(47.0)
Commercial mortgage-backed securities	7	9.8	(0.1)	14	39.9	(4.9)
Other debt obligations	24	112.5	(1.1)	49	61.0	(21.9)

Total fixed maturity securities	909	2,329.5	(30.5)	612	1,079.2	(142.9)
Equity securities	788	99.0	(11.2)	—	—	—

Total fixed maturity and equity securities	1,697	$2,428.5	$(41.7)	612	$1,079.2	$(142.9)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The weighted average credit rating of our fixed maturity securities was “A” as of December 31, 2010. We review our investment portfolios under our existing impairment review policy. Given the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

The amortized cost and fair value of fixed maturity securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,081.5	$1,094.4
Due after one year through five years	5,145.5	5,376.5
Due after five years through ten years	4,127.0	4,296.0
Due after ten years	2,329.1	2,351.5
Mortgage-backed securities	3,078.1	3,172.9

Total available-for-sale fixed maturity securities	$15,761.2	$16,291.3

The major categories of net investment income for the years ended December 31 are as follows:

	2010	2009	2008
Fixed maturity securities	$740.7	$796.0	$805.2
Equity securities	29.6	25.9	60.8
Cash and cash equivalents	8.3	15.0	69.4
Other	61.9	(2.7)	(55.0)

Investment income	840.5	834.2	880.4
Investment expense	(37.2)	(33.2)	(29.3)

Net investment income	$803.3	$801.0	$851.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31, are as follows:

	2010	2009	2008
Net realized gains/losses on investments:
Fixed maturity securities:
Gross realized gains from sales	$268.1	$158.3	$37.7
Gross realized losses from sales	(39.1)	(135.5)	(84.6)

Net realized gains/losses from sales of fixed maturity securities	229.0	22.8	(46.9)
Equity securities:
Gross realized gains from sales	57.7	116.5	143.1
Gross realized losses from sales	(81.4)	(81.5)	(114.8)

Net realized gains/losses from sales of equity securities	(23.7)	35.0	28.3
Other realized gains/losses on investments	(11.2)	(1.4)	47.3

Net realized gains on investments	194.1	56.4	28.7
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(24.4)	(217.6)	(479.8)
Equity securities	(15.0)	(232.6)	(728.1)

Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	(1,207.9)
Change in net unrealized gains/losses on investments:
Cumulative effect of adoption of FASB OTTI guidance	—	(143.1)	—
Fixed maturity securities	29.7	1,209.1	(669.5)
Equity securities	164.7	419.7	(371.7)

Total change in net unrealized gains/losses on investments	194.4	1,485.7	(1,041.2)
Deferred income tax (expense) benefit	(54.6)	(540.1)	378.8

Net change in net unrealized gains/losses on investments	139.8	945.6	(662.4)

Net realized gains/losses on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains/losses on investments	$294.5	$551.8	$(1,841.6)

During the year ended December 31, 2010, we sold $7,413.0 of fixed maturity and equity securities which resulted in gross realized losses of $120.5. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired equity security investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

Other-than-temporary impairments recorded in 2010 and 2009 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair value remaining below cost for an extended period of time. There were no individually significant other-than-temporary impairment losses on investments by issuer during 2010 or 2009.

The significant other-than-temporary impairments recognized during 2008 primarily related to our investments in Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate), as discussed below.

Market concerns during the third quarter of 2008 related to Freddie Mac’s and Fannie Mae’s financial condition and liquidity prompted the U.S. government to seize control of those entities. Any potential recovery of the fair value of these securities was dependent on a number of factors and was not expected in the near term. These facts, together with the significant declines in the fair value of these securities, led us to conclude that they were other-than-temporarily impaired. Accordingly, during 2008, we recorded $135.0 and $106.6 of realized losses from other-than-temporary impairments related to our equity security investments in Freddie Mac and Fannie Mae, respectively. In addition, on September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of our investments, if any, was deemed remote and we recognized an other-than-temporary impairment of $90.2 during 2008.

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

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the years ended December 31, 2010 or 2009.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

At December 31, 2010 and 2009, no investments exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2010 and 2009 was $13.0 and $22.4 at December 31, 2010 and 2009, respectively.

As of December 31, 2010 we had committed approximately $225.8 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2010 and 2009, securities with carrying values of approximately $221.8 and $230.4, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

During 2010, 2009 and 2008, we entered into securities lending programs. Securities on loan are included in the investment captions shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security upon completion of the transaction. The fair value of the collateral at December 31, 2010 and 2009 was $900.3 and $394.8, respectively. Income earned on security lending transactions for the years ended December 31, 2010, 2009 and 2008 was $1.9, $1.8 and $4.9, respectively.

6. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2010
Hedging instruments
Swaps	$1,505.0	Other noncurrent assets/Other noncurrent liabilities	$95.3	$—
Non-hedging instruments
Derivatives embedded in convertible debt securities	389.8	Fixed maturity securities	108.3	—
Credit default swaps	29.8	Equity securities	—	(1.5)
Options	5,682.0	Equity securities	192.6	(215.0)

Subtotal non-hedging	6,101.6		300.9	(216.5)

Total derivatives	$7,606.6		$396.2	$(216.5)

December 31, 2009
Hedging instruments
Swaps	$1,775.0	Other noncurrent assets/Other noncurrent liabilities	$85.1	$(0.3)
Non-hedging instruments
Derivatives embedded in convertible debt securities	359.5	Fixed maturity securities	88.3	—
Credit default swaps	19.3	Equity securities	—	(0.2)

Subtotal non-hedging	378.8		88.3	(0.2)

Total derivatives	$2,153.8		$173.4	$(0.5)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Fair Value Hedges

During the year ended December 31, 2010, we entered into a fair value hedge with a total notional value of $25.0. The hedge is an interest rate swap agreement to receive a fixed rate of 5.250% and pay a LIBOR-based floating rate and expires on January 15, 2016.

During the year ended December 31, 2009, we entered into a fair value hedge with a total notional value of $600.0. The hedge is an interest rate swap agreement to receive a fixed 5.000% rate and pay a LIBOR-based floating rate. The hedge was outstanding at December 31, 2010 and expired on its scheduled maturity date of January 15, 2011.

During the year ended December 31, 2008, we terminated two interest rate swaps of our fixed rate debt for which the counterparty was Lehman. As described in Note 5, “Investments,” Lehman filed for bankruptcy protection on September 15, 2008. We recognized a $2.1 impairment of these fair value hedges as net realized losses on investments during the year ended December 31, 2008.

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

A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2010 and 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Hedge Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Year ended December 31, 2010:
Swaps	Interest expense	$44.8	Fixed rate debt	Interest expense	$(44.8)

Year ended December 31, 2009:
Swaps	Interest expense	$38.0	Fixed rate debt	Interest expense	$(38.0)

Cash Flow Hedges

During 2010, we entered into forward starting pay fixed interest rate swaps with a notional amount of $650.0. The objective of these hedges was to eliminate the variability of cash flows in the interest payments on the debt securities issued in August 2010. These swaps were terminated in August 2010, and we paid a net $24.0, the net fair value at the time of termination. In addition, we recorded a loss of $15.6, net of tax, in other comprehensive income.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Following the August 12, 2010 issuance of debt securities, the unamortized fair value of the forward starting pay fixed swaps included in accumulated other comprehensive income began amortizing into earnings, as an increase to interest expense. In addition, we have amounts recorded in accumulated other comprehensive income for certain forward starting pay fixed swaps that were terminated in prior years. The hedged debt securities have maturity dates ranging from 2014 to 2040.

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

The unrecognized loss for cash flow hedges included in accumulated other comprehensive income at December 31, 2010 and 2009 was $25.3 and $10.8, respectively. As of December 31, 2010, the total amount of amortization over the next twelve months for all cash flow hedges will decrease interest expense by approximately $2.3.

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2010 and 2009 is as follows:

	Effective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
				Ineffective Portion Income
				Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Year ended December 31, 2010:
Forward starting pay fixed swaps	$(24.0)	Interest expense	$(1.2)	None	$—

Year ended December 31, 2009:
Forward starting pay fixed swaps	$(3.5)	Interest expense	$—	None	$—

Other fixed pay swaps	$—	Interest expense	$0.2	None	$—

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2010 and 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2010:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$24.3
Credit default swaps	Net realized gains (losses) on investments	(2.0)
Options	Net realized gains (losses) on investments	(62.9)

Total		$(40.6)

Year ended December 31, 2009:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$44.0
Credit default swaps	Net realized gains (losses) on investments	(1.0)
Options	Net realized gains (losses) on investments	(5.6)
Futures	Net realized gains (losses) on investments	3.3
Foreign currency derivatives	Net realized gains (losses) on investments	1.2

Total		$41.9

7. Fair Value

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

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, we consider all cash equivalents as Level I.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2010 and 2009 that were material to the consolidated financial statements.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

In addition, the following methods and assumptions were used to determine the fair value of each class of pension benefit plan assets and other benefit plan assets not defined above (see Note 11, “Retirement Benefits,” for fair values of benefit plan assets):

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis is as follows:

	Level I	Level II	Level III	Total
December 31, 2010:
Assets:
Cash equivalents	$1,374.9	$—	$—	$1,374.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	511.4	—	—	511.4
Government sponsored securities	—	330.8	—	330.8
States, municipalities and political subdivisions—tax-exempt	—	4,692.2	—	4,692.2
Corporate securities	—	6,932.8	278.4	7,211.2
Options embedded in convertible debt securities	—	108.3	—	108.3
Residential mortgage-backed securities	—	2,832.7	3.8	2,836.5
Commercial mortgage-backed securities	—	328.6	7.8	336.4
Other debt obligations	—	183.1	81.4	264.5

Total fixed maturity securities	511.4	15,408.5	371.4	16,291.3
Equity securities	1,202.3	50.0	17.3	1,269.6
Other invested assets, current	21.1	—	—	21.1
Securities lending collateral	355.7	544.6	—	900.3
Derivatives excluding embedded options (reported with other noncurrent assets)	—	95.3	—	95.3

Total	$3,465.4	$16,098.4	$388.7	$19,952.5

December 31, 2009:
Assets:
Cash equivalents	$4,461.0	$—	$—	$4,461.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	727.6	—	—	727.6
Government sponsored securities	—	640.7	—	640.7
States, municipalities and political subdivisions—tax-exempt	—	4,146.3	—	4,146.3
Corporate securities	—	6,292.4	231.7	6,524.1
Options embedded in convertible debt securities	—	88.3	—	88.3
Residential mortgage-backed securities	—	3,358.1	2.0	3,360.1
Commercial mortgage-backed securities	—	129.1	7.1	136.2
Other debt obligations	—	198.0	106.0	304.0

Total fixed maturity securities	727.6	14,852.9	346.8	15,927.3
Equity securities	980.4	58.3	4.5	1,043.2
Other invested assets, current	26.5	—	—	26.5
Securities lending collateral	305.3	89.5	—	394.8
Derivatives excluding embedded options (reported with other noncurrent assets)	—	85.1	—	85.1

Total	$6,500.8	$15,085.8	$351.3	$21,937.9

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$—	$(0.3)	$—	$(0.3)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	States, Municipalities and Political Subdivisions- tax-exempt	Equity Securities	Total
Year Ended December 31, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$—	$4.5	$351.3
Total gains (losses):
Recognized in net income	(6.6)	—	—	(3.9)	—	(2.9)	(13.4)
Recognized in accumulated other comprehensive income	18.7	—	1.7	13.2	—	2.0	35.6
Purchases, sales, issuances and settlements, net	(18.0)	1.8	(1.0)	(33.9)	—	0.7	(50.4)
Transfers into Level III	52.6	—	—	—	—	13.0	65.6
Transfers out of Level III	—	—	—	—	—	—	—

Ending balance at December 31, 2010	$278.4	$3.8	$7.8	$81.4	$—	$17.3	$388.7

Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2010	$(6.9)	$—	$—	$(1.1)	$—	$(2.6)	$(10.6)

Year Ended December 31, 2009:
Beginning balance at January 1, 2009	$191.1	$7.0	$9.7	$138.7	$—	$11.2	$357.7
Total gains (losses):
Recognized in net income	(4.6)	(1.7)	0.2	(50.7)	—	(1.2)	(58.0)
Recognized in accumulated other comprehensive income	30.1	1.2	(1.5)	46.5	—	(0.3)	76.0
Purchases, sales, issuances and settlements, net	(11.4)	(4.5)	(1.3)	(29.6)	—	(5.2)	(52.0)
Transfers into Level III	48.7	—	—	4.9	—	—	53.6
Transfers out of Level III	(22.2)	—	—	(3.8)	—	—	(26.0)

Ending balance at December 31, 2009	$231.7	$2.0	$7.1	$106.0	$—	$4.5	$351.3

Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2009	$(3.4)	$—	$—	$(39.9)	$—	$—	$(43.3)

Year Ended December 31, 2008:
Beginning balance at January 1, 2008	$0.9	$—	$—	$—	$—	$6.1	$7.0
Total gains (losses):
Recognized in net income	(20.0)	—	—	(25.3)	—	(0.3)	(45.6)
Recognized in accumulated other comprehensive income	(0.9)	(3.3)	0.3	(33.0)	—	(0.7)	(37.6)
Purchases, sales, issuances and settlements, net	(6.8)	—	(3.1)	(22.3)	(10.9)	0.1	(43.0)
Transfers into Level III	270.5	13.6	12.5	221.1	109.0	6.0	632.7
Transfers out of Level III	(52.6)	(3.3)	—	(1.8)	(98.1)	—	(155.8)

Ending balance at December 31, 2008	$191.1	$7.0	$9.7	$138.7	$—	$11.2	$357.7

Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2008	$(20.1)	$—	$—	$(24.3)	$—	$—	$(44.4)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

There were no material transfers between Levels I, II and III during the years ended December 31, 2010 and 2009.

During 2008, certain securities, primarily certain corporate inverse floating rate securities, structured securities and municipal bonds were thinly traded or not traded at all due to concerns in the securities markets and resulting lack of liquidity. In addition, one or more of the inputs used to determine the securities’ fair value, including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields, became unobservable, and the fair values of those securities were estimated using internal estimates for those unobservable inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. We completed our acquisition of DeCare on April 9, 2009. On that date, we acquired net assets with a fair value of $82.8 and recorded goodwill with a fair value of $15.0, which was subsequently reduced to $14.4 resulting from purchase accounting adjustments. The net assets acquired and resulting goodwill were recorded at fair value using Level III inputs. The fair value of the net assets acquired was internally estimated based on a blend of the income approach and market value approach. Refer to Note 10, “Goodwill and Other Intangible Assets,” for disclosure of additional assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

Whenever possible, we attempt to obtain quoted market prices to estimate fair values for recognition and disclosure purposes. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

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

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheets at December 31 are as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Other invested assets, long-term	$865.4	$865.4	$775.3	$775.3
Liabilities:
Debt:
Short-term borrowings	100.0	100.0	—	—
Commercial paper	336.2	336.2	500.6	500.6
Notes, term loan and capital leases	8,517.5	9,010.6	7,898.5	8,128.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2010	2009
Deferred tax assets relating to:
Retirement benefits	$354.8	$425.9
Accrued expenses	495.3	551.5
Alternative minimum tax and other credits	5.4	5.6
Insurance reserves	201.4	227.3
Net operating loss carryforwards	35.4	42.9
Bad debt reserves	121.0	110.0
Depreciation and amortization	4.0	4.4
State income tax	46.3	51.8
Deferred compensation	66.9	78.6
Investment basis difference	180.5	179.2
Other	70.6	58.5

Total deferred tax assets	1,581.6	1,735.7
Valuation allowance	(11.0)	(11.2)

Total deferred tax assets, net of valuation allowance	1,570.6	1,724.5
Deferred tax liabilities relating to:
Unrealized gains on securities	317.2	263.1
Acquisition related:
Goodwill and other acquisition related liabilities	39.7	30.3
Trademarks and other non-amortizable intangibles	2,095.5	2,122.8
Subscriber base, provider and hospital networks	519.6	623.3
Internally developed software and other amortization differences	333.2	264.2
Investment basis difference	—	1.8
Retirement benefits	190.9	197.8
State deferred tax	37.6	43.0
Other	162.9	124.8

Total deferred tax liabilities	3,696.6	3,671.1

Net deferred tax liability	$(2,126.0)	$(1,946.6)

Deferred tax asset —current	$460.9	$523.8
Deferred tax liability —noncurrent	(2,586.9)	(2,470.4)

Net deferred tax liability	$(2,126.0)	$(1,946.6)

The valuation allowance is primarily attributable to the uncertainty of alternative minimum tax credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2010	2009	2008
Current tax expense:
Federal	$1,329.5	$2,516.2	$1,506.7
State and local	28.5	87.1	125.9

Total current tax expense	1,358.0	2,603.3	1,632.6
Deferred tax expense (benefit)	108.7	53.8	(1,000.9)

Total income tax expense	$1,466.7	$2,657.1	$631.7

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,523.8	35.0%	$2,591.0	35.0%	$1,092.8	35.0%
State and local income taxes net of federal tax benefit	42.8	1.0	82.4	1.1	36.2	1.2
Tax exempt interest and dividends received deduction	(53.0)	(1.2)	(51.7)	(0.7)	(54.6)	(1.8)
Audit settlements	(18.1)	(0.4)	(12.9)	(0.2)	(480.6)	(15.4)
Sale of PBM	—	—	73.4	1.0	—	—
Other, net	(28.8)	(0.7)	(25.1)	(0.3)	37.9	1.2

Total income tax expense	$1,466.7	33.7%	$2,657.1	35.9%	$631.7	20.2%

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2010	2009
Balance at January 1	$116.4	$159.1
Additions for tax positions related to:
Current year	4.6	6.3
Prior years	0.5	2.9
Reductions related to:
Tax positions of prior year	(13.0)	(20.3)
Settlements with taxing authorities	(8.1)	(31.6)

Balance at December 31	$100.4	$116.4

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

As of December 31, 2010, $89.5 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included is $3.4 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2010 balance includes $2.8 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

For the years ended December 31, 2010, 2009 and 2008, we recognized approximately $(2.9), $(0.9) and $(139.3) in interest, respectively. The interest in 2010 is comprised of interest recorded in the income statement of $(1.7) and interest reclassified to a liability account of $(1.2). We had accrued approximately $24.8 and $28.1 for the payment of interest at December 31, 2010 and 2009, respectively.

As of December 31, 2010, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on a number of factors, such as completion of negotiations with taxing authorities, the outcome of litigation and settlement of industry issues. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $(45.0) to $5.0.

We are a member of the IRS Compliance Assurance Program, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

As of December 31, 2010, the examinations of our 2009 through 2004 tax years continue to be in process. In addition, there are several years with ongoing disputes related to pre-acquisition companies that continue to be in

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

process. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized. The years under audit are in part interdependent on the settlement of the pre-acquisition audits, some of which require the approval of the Joint Committee on Taxation, impacting the ultimate conclusion of all the examinations.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2010, we had unused federal tax net operating loss carryforwards of approximately $101.0 to offset future taxable income. The loss carryforwards expire in the years 2015 through 2024. During 2010, 2009 and 2008 federal income taxes paid totaled $2,531.9, $1,194.2 and $1,700.2, respectively.

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2010	2009
Land and improvements	$51.9	$51.9
Building and components	388.2	384.4
Data processing equipment, furniture and other equipment	671.8	706.9
Computer software, purchased and internally developed	1,145.6	1,055.3
Leasehold improvements	165.5	161.6

	2,423.0	2,360.1
Accumulated depreciation and amortization	(1,267.5)	(1,260.5)

Property and equipment, net	$1,155.5	$1,099.6

Property and equipment includes assets purchased under noncancelable capital leases of $64.7 and $50.1 at December 31, 2010 and 2009, respectively. Total accumulated amortization on leased assets at December 31, 2010 and 2009 was $62.0 and $44.0, respectively. Depreciation expense for 2010, 2009 and 2008 was $103.1, $107.1 and $105.4, respectively. Amortization expense on leased assets, computer software and leasehold improvements for 2010, 2009 and 2008 was $194.3, $184.3 and $172.0, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2010, 2009 and 2008 of $171.9, $158.8 and $146.1, respectively. Capitalized costs related to the internal development of software of $898.5 and $820.2 at December 31, 2010 and 2009, respectively, are reported with computer software.

In addition to impairments for information technology assets related to our change in strategic focus primarily in response to health care reform as described in Note 4, “Restructuring Activities,” we experienced $54.8 of impairment for information technology assets due to our decision to discontinue further use of these assets in the normal course of business.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 20, “Segment Information”) for 2010 and 2009 is as follows:

	Commercial	Consumer	Other	Total
Balance as of January 1, 2009	$9,974.7	$3,321.5	$165.1	$13,461.3
UniCare goodwill impairment	(41.0)	—	—	(41.0)
Sale of PBM business	—	—	(165.1)	(165.1)
Goodwill acquired	14.4	—	—	14.4
Purchase price allocation adjustments	(4.0)	(1.0)	—	(5.0)

Balance as of December 31, 2009	9,944.1	3,320.5	—	13,264.6
Purchase price allocation adjustments	0.7	(0.4)	—	0.3

Balance as of December 31, 2010	$9,944.8	$3,320.1	$—	$13,264.9

Accumulated impairment as of December 31, 2010	$(41.0)	$—	$—	$(41.0)

Goodwill adjustments incurred during 2010 included a reduction of $1.5 related to the tax benefit on the exercise of stock options issued as part of various acquisitions and an increase of $1.8 related to other purchase accounting adjustments. Goodwill adjustments in 2009 included a reduction of $3.6 related to the tax benefit on the exercise of stock options issued as part of various acquisitions and a decrease of $1.4 related to other purchase accounting adjustments.

As required by FASB guidance, we completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2010, 2009 and 2008. The guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. The annual impairment tests are performed in the fourth quarter and, thus, are performed after the recognition of the impairment discussed in the following paragraph.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets (continued)

The components of other intangible assets as of December 31 are as follows:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$3,121.6	$(1,618.7)	$1,502.9	$3,128.6	$(1,394.8)	$1,733.8
Provider and hospital networks	106.1	(31.1)	75.0	137.2	(35.1)	102.1
Other	46.8	(15.0)	31.8	54.0	(17.4)	36.6

Total	3,274.5	(1,664.8)	1,609.7	3,319.8	(1,447.3)	1,872.5
Intangible assets with indefinite life:
Blue Cross and Blue Shield and other trademarks	5,998.7	—	5,998.7	5,998.7	—	5,998.7
Provider relationships	271.8	—	271.8	271.5	—	271.5
Licenses	116.6	—	116.6	116.6	—	116.6

Total	6,387.1	—	6,387.1	6,386.8	—	6,386.8

Other intangible assets	$9,661.6	$(1,664.8)	$7,996.8	$9,706.6	$(1,447.3)	$8,259.3

In the first quarter of 2010, we recognized an impairment charge of $21.1 for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

Our PBM business, together with other business units, partially supported our UniCare tradenames that are recognized as indefinite lived intangible assets. These tradenames were not sold with the PBM business in 2009. Accordingly, after the sale of the PBM business, a portion of these tradenames was impaired as the cash flows from the remaining business units were not sufficient to fully support the carrying value of these intangible assets. In addition, the UniCare tradenames are also partially supported by revenues generated from our UniCare subsidiaries, which among other products and services, sell health insurance products to commercial customers, as well as Medicare products to our Senior membership across the United States. During 2009, we expected future revenues from these business units to decline, primarily due to a decline in our low margin auto-assigned membership associated with Medicare Part D as well as the transition of our Illinois and Texas UniCare commercial group and individual members to HCSC beginning on January 1, 2010. Accordingly, during 2009, the PBM business sale, the expected decline in future Medicare Part D auto-assigned membership and the member transition agreement with HCSC, triggered an impairment review of our UniCare tradenames, which are included in the Commercial and Consumer segments. As a result, we identified and recorded a pre-tax impairment charge relating to our UniCare tradenames of $219.6, the majority of which was driven by the loss of the 2010 Medicare Part D auto-assigned membership. The valuation considered the expected future cash flows of all business units that support the affected tradenames.

As of December 31, 2010, estimated amortization expense for each of the five years ending December 31, is as follows: 2011, $225.4; 2012, $205.9; 2013, $183.5; 2014, $165.6; 2015, $148.2.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits

We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.

The WellPoint Cash Balance Pension Plan, or the WellPoint Plan, is a cash balance pension plan covering certain eligible employees of the affiliated companies that participate in the WellPoint Plan. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continue to accrue benefits. Several pension plans acquired through various corporate mergers and acquisitions have been merged into the WellPoint Plan. Effective January 1, 2011, we split the WellPoint Plan, with no change in benefits for any participant. Current employees who are still receiving credits and/or benefit accruals were placed into a new plan, the WellPoint Cash Balance Pension Plan B. All other participants remain in the WellPoint Plan.

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

The Employees’ Retirement Plan of Blue Cross of California, or the BCC Plan, is a defined benefit pension plan that covers eligible employees of Blue Cross of California who are covered by a collective bargaining agreement. Effective January 1, 2007, benefits were curtailed under the BCC Plan with the result that no Blue Cross of California employees hired after December 31, 2006 are eligible to participate in the BCC Plan.

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

The following tables disclose consolidated “pension benefits,” which include the defined benefit pension plans described above, and consolidated “other benefits,” which include postretirement health and welfare benefits including medical, vision and dental benefits offered to certain employees. Calculations were computed using assumptions at the December 31 measurement dates.

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Benefit obligation at beginning of year	$1,751.5	$1,688.8	$619.8	$575.3
Service cost	17.3	22.2	7.4	7.2
Interest cost	88.7	91.4	34.7	31.9
Actuarial loss	7.0	67.8	30.1	31.6
Benefits paid	(149.1)	(140.5)	(33.1)	(28.0)
Business combinations	—	21.8	—	1.8

Benefit obligation at end of year	$1,715.4	$1,751.5	$658.9	$619.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$1,703.5	$1,456.0	$132.4	$35.2
Actual return on plan assets	184.4	268.1	3.7	12.4
Employer contributions	3.9	103.6	172.2	114.5
Benefits paid	(149.1)	(140.5)	(37.6)	(29.7)
Business combinations	—	16.3	—	—

Fair value of plan assets at end of year	$1,742.7	$1,703.5	$270.7	$132.4

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Noncurrent assets	$97.0	$20.8	$—	$—
Current liabilities	(4.2)	(4.9)	—	—
Noncurrent liabilities	(65.5)	(63.9)	(388.2)	(487.4)

Net amount at December 31	$27.3	$(48.0)	$(388.2)	$(487.4)

The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Net actuarial loss	$460.7	$555.1	$191.8	$162.9
Prior service credit	(5.5)	(6.3)	(81.4)	(91.0)

Net amount at December 31	$455.2	$548.8	$110.4	$71.9

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $42.2 and $0.8, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next year are $10.5 and $9.4, respectively.

The accumulated benefit obligation for the defined benefit pension plans was $1,695.4 and $1,742.8 at December 31, 2010 and 2009, respectively.

As of December 31, 2010, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $93.1, $90.7 and $25.3, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.15%	5.36%	5.24%	5.79%
Rate of compensation increase	3.75%	4.00%	3.75%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	6.75%	7.00%

The components of net periodic benefit cost (credit) included in the consolidated statements of income are as follows:

	2010	2009	2008
Pension Benefits
Service cost	$17.3	$22.2	$30.1
Interest cost	88.7	91.4	99.9
Expected return on assets	(139.6)	(142.8)	(154.8)
Recognized actuarial loss	25.5	2.2	0.1
Amortization of prior service credit	(0.8)	(0.8)	(0.9)
Settlement loss	31.1	—	—
Curtailment gain	—	—	(1.4)

Net periodic benefit cost (credit)	$22.2	$(27.8)	$(27.0)

Other Benefits
Service cost	$7.4	$7.2	$5.8
Interest cost	34.7	31.9	33.0
Expected return on assets	(10.3)	(2.5)	(3.5)
Recognized actuarial loss	7.8	7.0	5.2
Amortization of prior service credit	(9.5)	(9.8)	(9.8)

Net periodic benefit cost	$30.1	$33.8	$30.7

During 2010, we incurred total settlement losses of $31.1 as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for two of our plans.

The assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2010	2009	2008
Pension Benefits
Discount rate	5.36%	5.64%	6.00%
Rate of compensation increase	4.00%	4.00%	4.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

Other Benefits
Discount rate	5.79%	5.73%	6.10%
Rate of compensation increase	4.00%	4.00%	4.50%
Expected rate of return on plan assets	7.00%	7.25%	7.25%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The assumed health care cost trend rate to be used for next year to measure the expected cost of other benefits is 8.00% with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2010 by $49.7 and would increase service and interest costs by $2.7. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $42.7 as of December 31, 2010 and would decrease service and interest costs by $2.3.

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

In managing the plan assets, our objective is to be a responsible fiduciary while minimizing financial risk. We attempt to mitigate risk to the pension plan assets through our investment policy, which places limits on the overall mix, quality of investments, and concentrations in individual investments. Treasury futures in the portfolio are sometimes used as a substitute for physical securities. In addition to providing sufficient funding and producing a reasonable return, the investment strategy seeks to minimize the volatility in employer expense and cash flow.

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The target allocation for pension benefit plan assets is 44% equity securities, 45% fixed maturity securities, and 11% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset- backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests and investments in trusts designed specifically for employee benefit plans. As of December 31, 2010, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in WellPoint common stock as of the measurement date.

Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2010 by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs), are as follows:

	Level I	Level II	Level III	Total
December 31, 2010:
Pension Benefit Assets:
Equity securities:
U.S. securities	$160.8	$—	$413.7	$574.5
Foreign securities	276.4	—	—	276.4
Fixed maturity securities:
Government securities	142.0	24.0	—	166.0
Corporate bonds	—	183.0	—	183.0
Asset-backed securities	—	134.8	—	134.8
Other types of investments:
Mutual funds	25.3	—	—	25.3
Common and collective trusts	—	45.3	—	45.3
Partnership interests	—	—	147.4	147.4
Contract with insurance company	—	—	188.8	188.8
Other plan assets	0.5	—	0.7	1.2

Total pension benefit assets	$605.0	$387.1	$750.6	$1,742.7

Other Benefit Assets:
Equity securities:
U.S. securities	$11.4	$—	$16.1	$27.5
Foreign securities	10.8	—	—	10.8
Fixed maturity securities:
Government securities	5.5	0.9	—	6.4
Corporate securities	190.1	7.1	—	197.2
Asset-backed securities	—	5.3	—	5.3
Other types of securities:
Common and collective trusts	—	1.8	—	1.8
Partnership interests	—	—	5.7	5.7
Investment in DOL 103-12 trust	—	16.0	—	16.0

Total other benefit assets	$217.8	$31.1	$21.8	$270.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2009 by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs) are as follows (continued):

	Level I	Level II	Level III	Total
December 31, 2009:
Pension Benefit Assets:
Equity securities:
U.S. securities	$140.1	$—	$425.4	$565.5
Foreign securities	146.8	—	—	146.8
Fixed maturity securities:
Government securities	61.2	18.3	—	79.5
Corporate bonds	—	166.5	—	166.5
Asset-backed securities	—	142.7	6.0	148.7
Other types of investments:
Mutual funds	22.1	—	—	22.1
Common and collective trusts	—	89.5	115.7	205.2
Partnership interests	—	—	162.2	162.2
Contract with insurance company	—	—	204.3	204.3
Other plan assets	—	—	2.7	2.7

Total pension benefit assets	$370.2	$417.0	$916.3	$1,703.5

Other Benefit Assets:
Cash and cash equivalents	$70.0	$—	$—	$70.0
Equity securities:
U.S. securities	12.7	—	10.9	23.6
Foreign securities	3.8	—	—	3.8
Fixed maturity securities:
Government securities	1.6	0.4	—	2.0
Corporate securities	—	4.3	—	4.3
Asset-backed securities	—	3.7	0.1	3.8
Other types of securities:
Common and collective trusts	—	2.3	3.0	5.3
Partnership interests	—	—	4.2	4.2
Investment in DOL 103-12 trust	—	15.4	—	15.4

Total other benefit assets	$88.1	$26.1	$18.2	$132.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2010 and 2009 is as follows:

	U.S. Equity Securities	Asset Backed Securities	Common / Collective Trusts	Partnership Interests	Insurance Company Contracts	Other Plan Assets	Total
Beginning balance at January 1, 2009	$313.9	$6.5	$96.0	$94.0	$241.3	$—	$751.7
Actual return on plan assets:
Relating to assets still held at the reporting date	122.4	0.7	22.7	23.4	(17.5)	(1.6)	150.1
Purchases, sales, issuances and settlements, net	—	(1.3)	—	49.0	(19.5)	4.3	32.5
Transfers into Level III	—	0.2	—	—	—	—	0.2

Ending balance at December 31, 2009	436.3	6.1	118.7	166.4	204.3	2.7	934.5
Actual return on plan assets:
Relating to assets still held at the reporting date	65.5	0.5	0.6	(10.8)	10.2	1.6	67.6
Purchases, sales, issuances and settlements, net	(72.0)	(2.0)	(119.3)	(2.5)	(25.7)	(3.6)	(225.1)
Transfers out of Level III	—	(4.6)	—	—	—	—	(4.6)

Ending balance at December 31, 2010	$429.8	$—	$—	$153.1	$188.8	$0.7	$772.4

There were no material transfers between Levels I, II and III during the years ended December 31, 2010 and 2009.

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2010 or 2009, no material contributions were necessary to meet ERISA required funding levels; however, we made tax deductible discretionary contributions totaling $138.9 and $188.6 to the benefit plans, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2011	$137.4	$42.6
2012	130.1	44.4
2013	128.5	45.9
2014	133.6	47.5
2015	132.5	48.9
2016 – 2020	684.8	254.0

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, a qualified defined contribution plan covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $111.0, $111.0 and $104.3 during 2010, 2009 and 2008, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2010	2009	2008
Gross medical claims payable, beginning of period	$5,450.5	$6,184.7	$5,788.0
Ceded medical claims payable, beginning of period	(29.9)	(60.3)	(60.7)

Net medical claims payable, beginning of period	5,420.6	6,124.4	5,727.3

Business combinations and purchase adjustments	—	2.8	—
Net incurred medical claims:
Current year	45,077.1	47,315.1	47,940.9
Prior years redundancies	(718.0)	(807.2)	(263.2)

Total net incurred medical claims	44,359.1	46,507.9	47,677.7

Net payments attributable to:
Current year medical claims	40,387.8	42,056.9	42,020.7
Prior years medical claims	4,572.4	5,157.6	5,259.9

Total net payments	44,960.2	47,214.5	47,280.6

Net medical claims payable, end of period	4,819.5	5,420.6	6,124.4
Ceded medical claims payable, end of period	32.9	29.9	60.3

Gross medical claims payable, end of period	$4,852.4	$5,450.5	$6,184.7

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

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2010, 2009 and 2008, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable (Unfavorable) Developments by Changes in Key Assumptions
	2010	2009	2008
Assumed trend factors	$534.9	$466.1	$383.5
Assumed completion factors	183.1	341.1	(120.3)

Total	$718.0	$807.2	$263.2

The favorable development recognized in 2010 resulted primarily from trend factors in late 2009 developing more favorably than originally expected. In addition, a minor but steady improvement in payment cycle times impacted completion factor development and contributed to the favorability. The favorable development

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Medical Claims Payable (continued)

recognized in 2009 was driven by significant contributions from both trend and completion factor development. Trend factors in late 2008 restated more favorably than originally expected. Further, a large reduction in payment cycle times also impacted completion factor development and contributed to the favorability. The favorable development in 2008 was less significant. Trend factors in late 2008 developed more favorably than expected. Offsetting a portion of this impact was unfavorability created by completion factor development, which was driven by claim processing patterns developing differently than expected.

Due to changes within our Company and industry during 2010, we re-evaluated our actuarial processes and resulting levels of reserves. As discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” Actuarial Standards of Practice require that claims liabilities be appropriate under moderately adverse circumstances. To satisfy these requirements, our reserving process has historically involved recognizing the inherent volatility in actual future claim payments compared to the current estimate for the related liability by recording a provision for adverse deviation. This additional reserve establishes a sufficient level of conservatism in the liability estimate that is similar from period to period. There are a number of factors that can require a higher or lower level of additional reserve, such as changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, or overall variability in claim payment patterns and claim inventory levels. Given that in the more recent periods we experienced higher levels of automatic claims adjudication and faster claims payment leading to lower and more consistent claims inventory levels, we determined that using a lower level of targeted reserve for adverse deviation provides a similar level of confidence that the established reserves are appropriate in the current environment. This change in estimate resulted in a benefit to 2010 income before income tax expense and diluted earnings per share of $67.7 and $0.11, respectively. We expect to use this lower level of targeted reserve for adverse deviation in future periods unless changing circumstances require us to revise the estimate.

13. Debt

Short-term Borrowings

We are a member of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain cash advances subject to certain requirements. In order to obtain cash advances, we are required to pledge securities as collateral to the FHLBs, initially equal to a certain percentage of the cash borrowings, depending on the type of securities pledged as collateral. The market value of the collateral is monitored daily by the FHLBs, and if it falls below the required percentage of the cash borrowings, we are required to pledge additional securities as collateral or repay a portion of the outstanding cash advance balance. In addition, our borrowings may be limited based on the amount of our investment in the FHLBs’ common stock. Our investment in the FHLBs’ common stock at December 31, 2010 totaled $11.4, which is reported in “Investments available-for-sale—Equity securities” on the consolidated balance sheets. On December 21, 2010, we borrowed $100.0 from the FHLBs with a one-month term at a fixed interest rate of 0.120%, which was outstanding at December 31, 2010 and was repaid on January 18, 2011. On January 18, 2011, we borrowed another $100.0 for a two-month period at 0.200%, with a maturity date of March 21, 2011. In addition, on April 12, 2010, we borrowed $100.0 from the FHLBs with a two-year term at a fixed interest rate of 1.430%, which is reported with “Long-term debt, less current portion” on the consolidated balance sheets. Securities, primarily certain U.S. government sponsored mortgage-backed securities, with a fair value of $237.9 at December 31, 2010, have been pledged as collateral. The securities pledged are reported in “Investments available-for-sale—Fixed maturity securities” on the consolidated balance sheets.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

Long-term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2010	2009
Senior unsecured notes:
5.000%, face amount of $700.0, due 2011	$701.8	$698.7
6.375%, face amount of $350.0, due 2012	354.4	358.5
6.800%, face amount of $800.0, due 2012	842.0	846.2
6.000%, face amount of $400.0, due 2014	397.6	396.8
5.000%, face amount of $500.0, due 2014	547.5	532.9
5.250%, face amount of $1,100.0, due 2016	1,093.4	1,092.1
5.875%, face amount of $700.0, due 2017	693.0	692.1
7.000%, face amount of $600.0, due 2019	595.2	594.7
4.350%, face amount of $700.0, due 2020	693.3	—
5.950%, face amount of $500.0, due 2034	494.9	494.7
5.850%, face amount of $900.0, due 2036	889.7	889.3
6.375%, face amount of $800.0, due 2037	789.7	789.4
5.800%, face amount of $300.0, due 2040	293.5	—
Surplus notes:
9.125%, face amount of $42.0, due 2010	—	42.0
9.000%, face amount of $25.1, due 2027	24.9	24.8
Variable rate debt:
Commercial paper program	336.2	500.6
Senior term loan	—	433.1
Fixed rate 1.430% FHLBs secured loan, due 2012	100.0	—
Capital leases, stated or imputed rates from 4.860% to 26.030% due through 2012	6.6	13.2

Total long-term debt	8,853.7	8,399.1
Current portion of long-term debt	(705.9)	(60.8)

Long-term debt, less current portion	$8,147.8	$8,338.3

At maturity on January 15, 2011, we repaid the $700.0 outstanding balance of our 5.000% senior unsecured notes.

On September 30, 2010, we entered into a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2,000.0 and matures on September 30, 2013. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment and legal fees paid for the facility were $7.6 and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of or during the three months ended December 31, 2010, or under a previous facility during the nine months ended September 30, 2010. At December 31, 2010, we had $2,000.0 available under the facility. This facility replaced our previous senior credit facility, which provided credit up to $2,392.0.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

On August 12, 2010, we issued $700.0 of 4.350% notes due 2020 and $300.0 of 5.800% notes due 2040 under our shelf registration statement. We used the proceeds from this debt issuance to repay the remaining outstanding balance of our variable rate senior term loan and for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

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

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2010 and 2009 was 0.359% and 0.340%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2010 and 2009 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2010, 2009 and 2008 was $419.6, $409.2 and $443.4, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of debt, including capital leases, are as follows: 2011, $1,043.9; 2012, $1,297.1; 2013, $0.0; 2014, $945.1; 2015, $0.0 and thereafter, $5,567.6.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies

Litigation

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. Final approval of the class action settlement was granted on July 13, 2010, and no appeals were filed. Payments pursuant to the terms of the settlement are expected to occur in the first or second quarter of 2011 and will not have a material impact on our consolidated financial position or results of operations. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during the year. A demurrer to the amended complaint has been filed.

We are currently defending several putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity. Our cross-appeal was dismissed by the Court. The case was remanded to the trial court for further proceedings. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On December 23, 2010, a motion for class certification was denied in the Jorling suit. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the Sixth Circuit Court of Appeals, which is pending. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., BCC and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. We have refiled a motion for summary judgment, which is pending. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to OON reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California. The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint HealthNetworks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining OON reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of OON physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for OON health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for OON health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received OON services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an OON chiropractor as a putative class action on behalf of all OON chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an OON surgical center as a putative class action on behalf of all OON surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an OON clinical psychologist as a putative class action on behalf of OON podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all OON providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an OON licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint was filed for the eleven cases, and then was amended to broaden the allegations in the lawsuit to OON reimbursement methodologies beyond the use of Ingenix. We filed a revised motion to dismiss the amended consolidated complaint, which is pending.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy based on prior litigation releases. The magistrate judge recommended that our motion to enjoin be granted. The plaintiffs filed objections to the recommendation and we responded. The objections are pending. Plaintiffs then filed a petition for declaratory judgment asking the Court to find that those claims are not barred by the prior litigation releases. We have filed a motion to dismiss the petition for declaratory judgment, which is pending. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, however, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts will be the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material impact on our results of operations.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at December 31, 2010 was $330.0 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2010 was $1,022.7 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2010, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

15. Capital Stock

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

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

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options granted in 2010, 2009 and 2008 vest over three years in equal semi-annual installments and generally have a term of seven years from the grant date.

Certain option grants contain provisions whereby the employee continues to vest in the award subsequent to termination due to retirement. Our attribution method for newly granted awards considers all vesting and other provisions, including retirement eligibility, in determining the requisite service period over which the fair value of the awards will be recognized.

Restricted stock awards are issued at the fair value of the stock on the grant date and may also include one or more performance measures that must be met for the restricted stock award to vest. The restrictions lapse in three equal annual installments.

During 2010, we modified a portion of the restricted stock units granted in 2010 to change the vesting date from the respective date in 2013 to December 10, 2012. This modification ensures maximum tax deductibility of the compensation costs associated with these restricted stock units, which deduction will not be fully available to us beginning in 2013 due to changes in tax law resulting from health care reform legislation. There were approximately 0.4 restricted stock units modified, which impacted 2,690 associates. These modifications did not result in any incremental share-based compensation costs.

For the years ended December 31, 2010, 2009 and 2008, we recognized share-based compensation cost of $136.0, $153.6 and $156.0, respectively, as well as related tax benefits of $45.9, $52.8 and $53.6, respectively.

A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	26.5	$56.98
Granted	2.9	61.76
Exercised	(2.7)	35.04
Forfeited or expired	(1.8)	61.64

Outstanding at December 31, 2010	24.9	59.60	4.3	$186.5

Exercisable at December 31, 2010	19.0	63.42	4.0	$108.9

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 amounted to $66.9, $40.4 and $54.4, respectively. We recognized tax benefits of $25.2, $18.8 and $22.0 in 2010, 2009 and 2008, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $93.5, $21.5 and $44.8, respectively. During the years ended December 31, 2010, 2009 and 2008 we received cash of $95.3, $79.8 and $70.5, respectively, from exercises of stock options.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2010 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2010	4.2	$36.02
Granted	1.9	61.39
Vested	(1.5)	40.50
Forfeited	(0.4)	42.40

Nonvested at December 31, 2010	4.2	44.71

During the year ended December 31, 2010, we granted approximately 0.3 restricted stock units under the Incentive Plan that were contingent upon us achieving specified operating gain targets for 2010. We exceeded the specified operating targets and, accordingly, 0.4 restricted stock units were issued under this performance plan.

As of December 31, 2010, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $29.0 and $65.1, respectively, which will be amortized over the weighted-average remaining requisite service periods of 9 and 10 months, respectively.

As of December 31, 2010, there were 34.4 shares of common stock available for future grants under the Incentive Plan.

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. Expected volatility assumptions used in the binomial lattice model are based on an analysis of implied volatilities of publicly traded options on our stock and historical volatility of our stock price. The risk-free interest rate is derived from the U.S. Treasury strip rates at the time of the grant. The expected term of the options was derived from the outputs of the binomial lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on our estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes. We utilize the “multiple-grant” approach for recognizing compensation expense associated with each separately vesting portion of the share-based award.

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2010	2009	2008
Risk-free interest rate	3.09%	1.79%	3.36%
Volatility factor	34.00%	37.00%	26.00%
Dividend yield	—	—	—
Weighted-average expected life	4.0 years	4.0 years	4.0 years

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

The following weighted-average fair values were determined for the years ending December 31:

	2010	2009	2008
Options granted during the year	$18.76	$9.44	$18.63
Restricted stock and stock awards granted during the year	61.38	30.52	66.57
Employee stock purchases during the year	8.64	7.08	6.76

The binomial lattice option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in our opinion, existing models do not necessarily provide a reliable single measure of the fair value of our stock option grants.

Employee Stock Purchase Plan

We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. Pursuant to terms of the Stock Purchase Plan, no employee is permitted to purchase more than $25,000 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. Once purchased, the stock is accumulated in the employee’s investment account. Through December 31, 2010, the Stock Purchase Plan allowed for a purchase price per share of 85% of the fair value of a share of common stock on the last trading day of the plan quarter. During 2010, 2009, and 2008, 1.0, 1.2 and 1.3 shares of common stock, respectively, were purchased under the Stock Purchase Plan, resulting in $8.5, $8.2 and $9.0 of related compensation cost, respectively. As of December 31, 2010, 6.1 shares were available for issuance under the Stock Purchase Plan. The Stock Purchase Plan was suspended effective January 1, 2011.

Use of Capital and Stock Repurchase Program

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital, and we have not previously paid any cash dividends on our common stock through December 31, 2010.

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2010, we repurchased and retired approximately 76.7 shares at an average per share price of $56.86, for an aggregate cost of $4,360.3. During the year ended December 31, 2009, we repurchased and retired approximately 57.3 shares at an average per share price of $46.02, for an aggregate cost of $2,638.4. During the year ended December 31, 2008, we repurchased and retired approximately 56.4 shares at an average per share

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

price of $58.07, for an aggregate cost of $3,276.2. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings. On January 26, October 29 and December 9, 2010, our Board of Directors increased the share repurchase authorization by $3,500.0, $500.0 and $125.0, respectively. As of December 31, 2010, $148.5 remained authorized for future repurchases. On February 3, 2011, our Board of Directors increased the share repurchase authorization by $375.0. Subsequent to December 31, 2010, we repurchased and retired approximately 2.6 shares for an aggregate cost of approximately $162.7, leaving approximately $360.8 for authorized future repurchases at February 9, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

16. Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2010	2009
Investments:
Gross unrealized gains	$1,048.0	$896.5
Gross unrealized losses	(134.5)	(153.7)

Net pretax unrealized gains	913.5	742.8
Deferred tax liability	(320.5)	(274.9)

Net unrealized gains on investments	593.0	467.9
Non-credit component of OTTI on investments:
Unrealized losses	(9.1)	(32.8)
Deferred tax asset	3.1	12.1

Net unrealized non-credit component of OTTI on investments	(6.0)	(20.7)

Cash flow hedges:
Gross unrealized losses	(39.1)	(16.5)
Deferred tax asset	13.8	5.7

Net unrealized losses on cash flow hedges	(25.3)	(10.8)

Defined benefit pension plans:
Deferred net actuarial loss	(460.7)	(555.1)
Deferred prior service credits	5.5	6.3
Deferred tax asset	184.3	222.1

Net unrecognized periodic benefit costs for defined benefit pension plans	(270.9)	(326.7)

Postretirement benefit plans:
Deferred net actuarial loss	(191.8)	(162.9)
Deferred prior service credits	81.4	91.0
Deferred tax asset	44.7	29.1

Net unrecognized periodic benefit costs for postretirement benefit plans	(65.7)	(42.8)

Foreign currency translation adjustments:
Gross unrealized (losses) gains	(0.9)	1.6
Deferred tax asset (liability)	0.4	(0.4)

Net unrealized (losses) gains on foreign currency translation adjustment	(0.5)	1.2

Accumulated other comprehensive income	$224.6	$68.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Accumulated Other Comprehensive Income (Loss) (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2010	2009	2008
Investments:
Net holding gain on investment securities arising during the period, net of tax (benefit) expense of $(8.9), $690.8 and $40.8, respectively	$24.9	$1,310.4	$97.2
Reclassification adjustment for net realized gain (loss) on investment securities, net of tax expense (benefit) of $54.5, $(138.6) and $(419.6), respectively	100.2	(255.2)	(759.6)

Total reclassification adjustment on investments	125.1	1,055.2	(662.4)
Non-credit component of OTTI on investments:
Cumulative effect of adoption of FASB OTTI guidance, net of tax benefit of $0, $54.2 and $0, respectively	—	(88.9)	—
Non-credit component of OTTI on investments, net of tax expense (benefit) of $9.0, $(12.1) and $0, respectively	14.7	(20.7)	—
Cash flow hedges:
Holding loss, net of tax benefit of $8.1, $1.0 and $0.2, respectively	(14.5)	(2.3)	(0.5)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense (benefit) of $22.3, $15.0 and $(266.1), respectively	32.9	19.3	(388.9)
Foreign currency translation adjustment, net of tax (benefit) expense of $(0.8), $0.4 and $0, respectively	(1.7)	1.2	—

Net gain (loss) recognized in other comprehensive income, net of tax expense (benefit) of $68.0, $500.3 and $(645.1), respectively	$156.5	$963.8	$(1,051.8)

17. Reinsurance

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Reinsurance (continued)

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$54,114.3	$53,982.8	$56,518.4	$56,416.6	$57,235.1	$57,177.8
Assumed	86.7	82.7	84.9	76.3	51.7	50.7
Ceded	(91.3)	(91.9)	(110.0)	(110.9)	(128.4)	(127.5)

Net premiums	$54,109.7	$53,973.6	$56,493.3	$56,382.0	$57,158.4	$57,101.0

Percentage of amount assumed to net premiums	0.2%	0.2%	0.2%	0.1%	0.1%	0.1%

A summary of net premiums written and earned by segment (see Note 20, “Segment Information”) for the years ended December 31 is as follows:

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial	$31,385.8	$31,292.0	$34,147.6	$34,123.6	$34,957.6	$34,917.8
Consumer	16,100.5	16,059.6	16,213.8	16,126.8	16,325.0	16,372.8
Other	6,623.4	6,622.0	6,131.9	6,131.6	5,875.8	5,810.4

Net premiums	$54,109.7	$53,973.6	$56,493.3	$56,382.0	$57,158.4	$57,101.0

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2010	2009	2008
Direct	$44,949.3	$47,200.8	$48,381.9
Assumed	71.0	40.0	33.6
Ceded	(93.4)	(121.0)	(149.8)

Benefit expense	$44,926.9	$47,119.8	$48,265.7

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2010	2009
Policy liabilities, assumed	$64.1	$41.1
Unearned income, assumed	0.6	0.5
Premiums payable, ceded	23.6	23.3
Premiums receivable, assumed	7.2	6.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

18. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2010, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2011	$119.4
2012	98.6
2013	91.3
2014	87.4
2015	72.4
Thereafter	214.5

Total minimum payments required	$683.6

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2010, 2009 and 2008 was $187.3, $220.7 and $199.2, respectively.

19. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2010	2009	2008
Denominator for basic earnings per share—weighted-average shares	410.9	476.3	519.8
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	4.9	4.2	3.2

Denominator for diluted earnings per share	415.8	480.5	523.0

During the years ended December 31, 2010, 2009 and 2008, weighted average shares related to certain stock options of 17.4, 17.9 and 17.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

20. Segment Information

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs.

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

Through our participation in various federal government programs, we generated approximately 22%, 19% and 20% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2010, 2009, and 2008, respectively. These revenues are contained in the Consumer and Other segments.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate investment income, gain on sale of business, net realized gains on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Year ended December 31, 2010
Operating revenue from external customers	$34,662.6	$16,092.6	$7,088.6	$57,843.8
Operating gain (loss)	3,085.7	1,000.6	(8.8)	4,077.5
Depreciation and amortization of property and equipment	—	—	297.4	297.4

Year ended December 31, 2009
Operating revenue from external customers	$37,363.4	$16,141.8	$7,323.4	$60,828.6
Intersegment revenue	—	—	2,836.6	2,836.6
Elimination of intersegment revenue	—	—	(2,836.6)	(2,836.6)
Operating gain	2,430.3	1,279.7	469.4	4,179.4
Depreciation and amortization of property and equipment	—	—	291.4	291.4

Year ended December 31, 2008
Operating revenue from external customers	$38,009.3	$16,437.3	$7,132.6	$61,579.2
Intersegment revenue	—	—	2,572.8	2,572.8
Elimination of intersegment revenue	—	—	(2,572.8)	(2,572.8)
Operating gain	3,392.7	585.1	370.0	4,347.8
Depreciation and amortization of property and equipment	—	—	277.4	277.4

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2010	2009	2008
Commercial
Managed care products	$30,186.4	$32,955.1	$33,676.4
Managed care services	3,262.5	3,167.9	3,078.3
Dental/Vision products and services	811.4	831.5	827.6
Other	402.3	408.9	427.0

Total Commercial	34,662.6	37,363.4	38,009.3

Consumer
Managed care products	16,059.6	16,126.8	16,372.8
Managed care services	33.0	15.0	64.5

Total Consumer	16,092.6	16,141.8	16,437.3

Other
Government services	6,923.8	6,465.9	6,222.5
Pharmacy products and services	—	681.3	716.2
Other	164.8	176.2	193.9

Total Other	7,088.6	7,323.4	7,132.6

Total revenues from external customers	$57,843.8	$60,828.6	$61,579.2

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

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2010	2009	2008
Reportable segments operating revenues	$57,843.8	$60,828.6	$61,579.2
Net investment income	803.3	801.0	851.1
Gain on sale of business	—	3,792.3	—
Net realized gains on investments	194.1	56.4	28.7
Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	(1,207.9)

Total revenues	$58,801.8	$65,028.1	$61,251.1

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2010	2009	2008
Reportable segments operating gain	$4,077.5	$4,179.4	$4,347.8
Net investment income	803.3	801.0	851.1
Gain on sale of business	—	3,792.3	—
Net realized gains on investments	194.1	56.4	28.7
Other-than-temporary impairment losses recognized in income	(39.4)	(450.2)	(1,207.9)
Interest expense	(418.9)	(447.4)	(469.8)
Amortization of other intangible assets	(241.7)	(266.0)	(286.1)
Impairment of goodwill and other intangible assets	(21.1)	(262.5)	(141.4)

Income before income taxes	$4,353.8	$7,403.0	$3,122.4

21. Related Party Transactions

WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. We received $0.6 from the Foundation for administrative services provided by our associates in 2010. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. No contributions were made to the Foundation in 2010 or 2008. A contribution of $10.0 was made to the Foundation in 2009. We have no current legal obligations for future commitments to the Foundation.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Statutory Information (Unaudited)

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

Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, Blue Cross of California is subject to capital and solvency requirements as prescribed by the California Department of Managed Health Care. As of December 31, 2010 and 2009, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator. Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding Blue Cross of California, was $8,089.0 and $7,659.8 at December 31, 2010 and 2009, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding Blue Cross of California, was $2,933.8, $4,643.6 and $2,719.8 for 2010, 2009 and 2008, respectively. GAAP equity of Blue Cross of California was $1,258.8 and $1,377.3 at December 31, 2010 and 2009, respectively. GAAP net income of Blue Cross of California was $413.5, $450.5 and $285.9 for the years ended December 31, 2010, 2009 and 2008, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

23. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2010
Total revenues	$15,098.5	$14,457.2	$14,598.2	$14,647.9
Income before income taxes	1,335.3	1,129.6	1,136.8	752.1
Net income	876.8	722.4	739.1	548.8

Basic net income per share	1.99	1.73	1.86	1.41
Diluted net income per share	1.96	1.71	1.84	1.40

2009
Total revenues	$15,143.3	$15,413.2	$15,425.1	$19,046.5
Income before income taxes	893.6	1,052.5	1,117.2	4,339.7
Net income	580.4	693.5	730.2	2,741.8

Basic net income per share	1.17	1.44	1.55	6.02
Diluted net income per share	1.16	1.43	1.53	5.95

24. Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements filed on Form 10-K with the SEC and no events, other than those described in these notes, have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2010. Management’s assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2010, and has also issued an audit report dated February 17, 2011, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included in this Annual Report on Form 10-K.

/s/ ANGELA F. BRALY	/s/ WAYNE S. DEVEYDT
Chair of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

We have implemented certain enhancements to our internal controls over financial reporting within our Senior business partly in response to The Centers for Medicare and Medicaid Services’, or CMS’, requests for corrective action plans in connection with the marketing of and enrollment in the Medicare Advantage and Medicare Part D prescription drug plans. On September 9, 2009, CMS notified us that the sanctions have been lifted subsequent to our remediation efforts. We were not allowed to participate in the auto-enrollment or reassignment of Medicare Part D Low Income Subsidy, or LIS, beneficiaries beginning on October 1, 2008. We worked with CMS to demonstrate that our agreed corrective action plans related to the Medicare Part D and LIS programs had been completed. CMS notified us on June 15, 2010 that we were again eligible to enroll LIS beneficiaries with an effective date of September 1, 2010. While we have enhanced certain internal controls related to our Senior business, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited WellPoint, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of WellPoint, Inc. and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Indianapolis, Indiana

February 17, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$605.7	$3,318.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $2,499.4 and $1,163.0)	2,628.1	1,169.4
Equity securities (cost of $49.1 and $23.4)	69.3	27.7
Other invested assets, current	6.4	9.3
Other receivables	62.8	179.0
Income taxes receivable	46.9	93.5
Net due from subsidiaries	245.0	220.0
Securities lending collateral	119.1	32.9
Deferred tax assets, net	10.4	105.0
Other current assets	132.8	98.1

Total current assets	3,926.5	5,253.2
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $7.0 and $7.1)	7.0	7.1
Other invested assets, long-term	433.1	394.2
Property and equipment, net	8.8	3.3
Deferred tax assets, net	334.2	277.5
Investment in subsidiaries	28,243.2	27,692.6
Other noncurrent assets	103.3	95.3

Total assets	$33,056.1	$33,723.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$427.8	$358.1
Securities trades pending payable	27.1	36.1
Securities lending payable	119.1	32.9
Current portion of long-term debt	700.0	52.5
Other current liabilities	184.4	232.8

Total current liabilities	1,458.4	712.4
Long-term debt	7,667.8	7,908.1
Other noncurrent liabilities	117.3	239.4

Total liabilities	9,243.5	8,859.9

Commitments and contingencies—Note 5

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 377,736,929 and 449,789,672	3.8	4.5
Additional paid-in capital	12,862.6	15,192.2
Retained earnings	10,721.6	9,598.5
Accumulated other comprehensive income	224.6	68.1

Total shareholders’ equity	23,812.6	24,863.3

Total liabilities and shareholders’ equity	$33,056.1	$33,723.2

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2010	2009	2008
Revenues
Net investment income	$53.9	$35.8	$83.2
Net realized losses on investments	(58.0)	(1.6)	(6.9)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(15.2)	(47.8)	(306.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.2	6.6	—

Other-than-temporary impairment losses recognized in income	(15.0)	(41.2)	(306.2)

Other revenue	3.2	0.4	0.4

Total revenues	(15.9)	(6.6)	(229.5)
Expenses
General and administrative expense	105.5	116.4	106.9
Interest expense	394.4	419.2	440.8

Total expenses	499.9	535.6	547.7

Loss before income tax credits and equity in net income of subsidiaries	(515.8)	(542.2)	(777.2)
Income tax credits	(239.8)	(227.8)	(359.3)
Equity in net income of subsidiaries	3,163.1	5,060.3	2,908.6

Net income	$2,887.1	$4,745.9	$2,490.7

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc. (Parent Company Only)

Statements of Cash Flows

(In millions)	Year ended December 31
	2010	2009	2008
Operating activities
Net income	$2,887.1	$4,745.9	$2,490.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(417.1)	602.4	973.5
Net realized losses on investments	58.0	1.6	6.9
Other-than-temporary impairment losses recognized in income	15.0	41.2	306.2
(Gain) loss on disposal of assets	(0.8)	1.3	—
Deferred income taxes	0.6	11.2	(3.8)
Amortization, net of accretion	27.1	(1.6)	11.3
Depreciation	0.3	0.3	0.4
Share-based compensation	136.0	153.6	156.0
Excess tax benefits from share-based compensation	(28.1)	(9.6)	(16.0)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	23.3	(62.2)	5.2
Other invested assets, current	2.9	(2.2)	1.9
Other assets	(33.0)	(13.5)	(68.4)
Amounts due to (from) subsidiaries	(25.0)	949.4	(859.1)
Accounts payable and accrued expenses	(3.6)	144.8	55.9
Other liabilities	(109.3)	124.4	(506.3)
Income taxes	67.9	84.0	(94.5)

Net cash provided by operating activities	2,601.3	6,771.0	2,459.9

Investing activities
Purchases of investments	(4,329.0)	(1,052.8)	(1,155.8)
Proceeds from sales, maturities and redemptions of investments	2,924.2	144.5	2,363.3
Capitalization of subsidiaries	(31.1)	(6.4)	(88.7)
Change in securities lending collateral	(86.2)	(14.7)	190.3
Purchases of property and equipment, net	(5.0)	—	—
Other, net	(114.4)	(68.4)	84.5

Net cash (used in) provided by investing activities	(1,641.5)	(997.8)	1,393.6

Financing activities
Net payments of commercial paper borrowings	(164.4)	(397.0)	(900.6)
Proceeds from long-term borrowings	988.5	990.3	525.0
Repayment of long-term borrowings	(433.1)	(906.2)	(26.3)
Changes in securities lending payable	86.2	14.7	(190.3)
Change in bank overdrafts	39.0	(17.1)	(35.2)
Repurchase and retirement of common stock	(4,360.3)	(2,638.4)	(3,276.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	143.6	126.5	121.2
Excess tax benefits from share-based compensation	28.1	9.6	16.0

Net cash used in financing activities	(3,672.4)	(2,817.6)	(3,766.4)

Change in cash and cash equivalents	(2,712.6)	2,955.6	87.1
Cash and cash equivalents at beginning of year	3,318.3	362.7	275.6

Cash and cash equivalents at end of year	$605.7	$3,318.3	$362.7

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2010

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

2. Subsidiary Transactions

Dividends

WellPoint received cash dividends from subsidiaries of $2,746.0, $5,662.7, and $3,882.1 during 2010, 2009, and 2008, respectively.

Investment in Subsidiaries

Capital contributions to subsidiaries were $31.1, $6.4, and $88.7 during 2010, 2009, and 2008, respectively.

Amounts Due to and From Subsidiaries

At December 31, 2010 and 2009, WellPoint reported $245.0 and $220.0 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets.

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

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

3. Derivative Financial Instruments

The information regarding derivative financial instruments contained in Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

4. Long-Term Debt

The carrying value of long-term debt at December 31 consists of the following:

	December 31
	2010	2009
Senior unsecured notes:
5.000%, face amount of $700.0, due 2011	$701.8	$698.7
6.800%, face amount of $800.0, due 2012	842.0	846.2
5.000%, face amount of $500.0, due 2014	547.5	532.9
6.000%, face amount of $400.0, due 2014	397.6	396.8
5.250%, face amount of $1,100.0, due 2016	1,093.4	1,092.1
5.875%, face amount of $700.0, due 2017	693.0	692.1
7.000%, face amount of $600.0, due 2019	595.2	594.7
4.350%, face amount of $700.0, due 2020	693.3	—
5.950%, face amount of $500.0, due 2034	494.9	494.7
5.850%, face amount of $900.0, due 2036	889.7	889.3
6.375%, face amount of $800.0, due 2037	789.7	789.4
5.800%, face amount of $300.0, due 2040	293.5	—
Variable rate debt:
Commercial paper program	336.2	500.6
Senior term loan	—	433.1

Total debt	8,367.8	7,960.6
Current portion of debt	(700.0)	(52.5)

Long-term debt, less current portion	$7,667.8	$7,908.1

At maturity on January 15, 2011, we repaid the $700.0 outstanding balance of our 5.000% senior unsecured notes.

On September 30, 2010, we entered into a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility provides credit up to $2,000.0 and matures on September 30, 2013. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. Commitment and legal fees paid for the facility were $7.6 and there are no conditions that are probable of occurring under which the facility may be withdrawn. There were no amounts outstanding under the facility as of or during the three months ended December 31, 2010, or under a previous facility during the nine months ended September 30, 2010. At December 31, 2010, we had $2,000.0 available under the facility. This facility replaced our previous senior credit facility, which provided credit up to $2,392.0.

Schedule II—Condensed Financial Information of Registrant—(continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

4. Long-Term Debt (continued)

On August 12, 2010, we issued $700.0 of 4.350% notes due 2020 and $300.0 of 5.800% notes due 2040 under our shelf registration statement. We used the proceeds from this debt issuance to repay the remaining outstanding balance of our variable rate senior term loan and for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a downgrade of the notes.

In July 2009, May 2009 and March 2009, we repurchased $390.0, $300.0 and $400.0, respectively, of our $1,090.0 face value due at maturity zero coupon notes. The notes were issued in August 2007 in a private placement transaction. We paid cash totaling $553.8 to repurchase the notes, which had a remaining carrying value of zero at December 31, 2010.

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

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2010 and 2009 was 0.359% and 0.340%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2010 and 2009 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2010, 2009, and 2008 was $384.5, $368.9, and $408.5, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements.

Future maturities of long-term debt are as follows: 2011, $1,038.0; 2012, $842.0; 2013, $0.0; 2014, $945.1; 2015, $0.0 and thereafter, $5,542.7.

5. Commitments and Contingencies

The information regarding commitments and contingencies contained in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

6. Capital Stock

The information regarding capital stock contained in Note 15, “Capital Stock,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT, INC.

By:	/s/ ANGELA F. BRALY
Angela F. Braly Chair of the Board, President and Chief Executive Officer

Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANGELA F. BRALY Angela F. Braly	Chair of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/s/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ MARTIN L. MILLER Martin L. Miller	Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)	February 17, 2011

/s/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 17, 2011

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 17, 2011

/s/ SHEILA P. BURKE Sheila P. Burke	Director	February 17, 2011

/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	February 17, 2011

/s/ JULIE A. HILL Julie A. Hill	Director	February 17, 2011

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	February 17, 2011

Signature	Title	Date

/s/ WILLIAM G. MAYS William G. Mays	Director	February 17, 2011

/s/ RAMIRO G. PERU Ramiro G. Peru	Director	February 17, 2011

/s/ SENATOR DONALD W. RIEGLE, JR. Senator Donald W. Riegle, Jr.	Director	February 17, 2011

/s/ WILLIAM J. RYAN William J. Ryan	Director	February 17, 2011

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 17, 2011

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 17, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Stock and Interest Purchase Agreement dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2007 (Included in Exhibit 3.1).

4.2	By-laws of the Company, as amended effective December 9, 2010 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 28, 2005 (Registration No. 333-130743).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 001-16751.

(a)    First Supplemental Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, Trustee, establishing 6.800% Notes due 2012, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 001-16751.

(b)    Form of 6.800% Note due 2012 (Included in Exhibit 4.4(a)), incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 001-16751.

4.5	Amended and Restated Indenture, dated as of June 8, 2001, by and between WellPoint Health Networks Inc. (as predecessor by merger to Anthem Holding Corp., “WellPoint Health”) and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to WellPoint Health’s Current Report on Form 8-K filed on June 12, 2001, SEC File No. 001-13083.

(a)    First Supplemental Indenture, dated as of November 30, 2004, between Anthem Holding Corp. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.11(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File No. 001-16751.

(b)    Form of Note evidencing WellPoint Health’s 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to WellPoint Health’s Current Report on Form 8-K filed on January 16, 2002, SEC File No. 001-13083.

4.6	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

(a) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.6).

(b) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.6).

Exhibit Number		Exhibit

4.7		Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(a) Form of 5.00% Notes due 2011, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(b) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(c) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(d) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(f) Form of 6.000% Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(g) Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(h) Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

(i) Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

4.8		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 001-16751.

(a)    Form of Stock Incentive Plan General Stock Option Grant Agreement as of March 1, 2006, incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, SEC File No. 001-16751.

10.2	*	WellPoint Incentive Compensation Plan as amended and restated effective May 20, 2009, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed June 8, 2009.

(a) First Amendment to WellPoint Incentive Compensation Plan effective December 8, 2010.

(b)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(c)    Form of Non-Qualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(f) to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(d)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit Number		Exhibit

(e)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(f)     Form of Restricted Stock Unit Grant Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008.

(g)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(h)    Form of Restricted Stock Unit Grant Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(i)     Form of Performance Share Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(j)     Form of Incentive Compensation Plan Non-Qualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(k)    Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(l)     Form of Incentive Compensation Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.3	*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2011.

10.4	*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a)    Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of April 1, 2009, incorporated by reference to Exhibit 10.4(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.5	*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.6	*	WellPoint Directed Executive Compensation Plan amended effective January 1, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7	*	WellPoint, Inc. Board of Directors Compensation Program, as amended March 1, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 3, 2010.

10.8	*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number		Exhibit

10.9*		WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File No. 001-13083.

(a)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised December 2001, incorporated by reference to Exhibit 10.01 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 001-13083.

(b)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement, revised September 2003, incorporated by reference to Exhibit 10.02 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 001-13083.

(c)    Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Automatic Grant of Stock Option, Notice of Annual Automatic Grant of Stock Option, Notice of Grant of Stock Option and Automatic Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.09 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, SEC File No. 001-13083.

10.10	*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-13083.

10.11	*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007.

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

(a)    Form of Employment Agreement between the Company and each of the following: Randal Brown; Ken R. Goulet; and, Samuel R. Nussbaum, M.D., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 001-16751.

(b)    Form of Employment Agreement between the Company and each of the following: Lori Beer; Wayne S. DeVeydt; and, Brian Sassi, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006.

(c)    Form of Employment Agreement between the Company and each of the following: John Cannon and Martin L. Miller, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.14		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2010.

10.15		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2010.

Exhibit Number	Exhibit

10.16	Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004, SEC File No. 001-13083.

10.17	Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004, SEC File No. 001-16751.

10.18	Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997, SEC File No. 001-13083.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WellPoint, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II.

*	Indicates management contracts or compensatory plans or arrangements.