Form 10-Q
period 2011-03-31
WELLPOINT, INC
filed 2011-04-27
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2011
Common Stock, $0.01 par value	367,162,618 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2011

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,402.0	$1,788.8
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,274.6 and $15,545.4)	15,761.3	16,069.5
Equity securities (cost of $917.7 and $861.4)	1,356.6	1,236.2
Other invested assets, current	23.1	21.1
Accrued investment income	171.1	177.4
Premium and self-funded receivables	3,303.4	3,041.6
Other receivables	916.5	878.6
Income tax receivable	–	32.3
Securities lending collateral	788.7	900.3
Deferred tax assets, net	457.4	460.9
Other current assets	1,639.3	1,534.1

Total current assets	26,819.4	26,140.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $215.4 and $215.8)	220.2	221.8
Equity securities (cost of $32.0 and $32.8)	33.8	33.4
Other invested assets, long-term	911.7	865.4
Property and equipment, net	1,186.1	1,155.5
Goodwill	13,264.5	13,264.9
Other intangible assets	7,940.1	7,996.8
Other noncurrent assets	542.2	488.3

Total assets	$50,918.0	$50,166.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,070.5	$4,852.4
Reserves for future policy benefits	57.5	56.4
Other policyholder liabilities	2,003.8	1,909.1

Total policy liabilities	7,131.8	6,817.9
Unearned income	1,048.0	891.4
Accounts payable and accrued expenses	2,667.4	2,942.2
Income taxes payable	392.8	–
Security trades pending payable	121.3	33.3
Securities lending payable	789.8	901.5
Short-term borrowings	100.0	100.0
Current portion of long-term debt	359.2	705.9
Other current liabilities	1,550.0	1,617.3

Total current liabilities	14,160.3	14,009.5
Long-term debt, less current portion	8,542.0	8,147.8
Reserves for future policy benefits, noncurrent	642.1	646.7
Deferred tax liabilities, net	2,637.3	2,586.9
Other noncurrent liabilities	958.2	963.4

Total liabilities	26,939.9	26,354.3

Commitments and contingencies – Note 8

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 368,668,482 and 377,736,929	3.7	3.8
Additional paid-in capital	12,523.1	12,862.6
Retained earnings	11,199.9	10,721.6
Accumulated other comprehensive income	251.4	224.6

Total shareholders’ equity	23,978.1	23,812.6

Total liabilities and shareholders’ equity	$50,918.0	$50,166.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31
	2011	2010
(In millions, except per share data)

Revenues
Premiums	$13,684.1	$13,909.9
Administrative fees	962.0	927.3
Other revenue	8.7	5.9

Total operating revenue	14,654.8	14,843.1
Net investment income	184.8	201.1
Net realized gains on investments	57.1	48.4
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(4.8)	(27.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2.4	8.2

Other-than-temporary impairment losses recognized in income	(2.4)	(19.7)

Total revenues	14,894.3	15,072.9

Expenses
Benefit expense	11,228.0	11,382.3
Selling, general and administrative expense:
Selling expense	397.0	402.4
General and administrative expense	1,679.5	1,771.7

Total selling, general and administrative expense	2,076.5	2,174.1
Interest expense	105.9	99.4
Amortization of other intangible assets	56.8	60.7
Impairment of other intangible assets	–	21.1

Total expenses	13,467.2	13,737.6

Income before income tax expense	1,427.1	1,335.3
Income tax expense	500.5	458.5

Net income	$926.6	$876.8

Net income per share
Basic	$2.48	$1.99

Diluted	$2.44	$1.96

Dividends per share	$0.25	$–

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2011	2010
(In millions)

Operating activities
Net income	$926.6	$876.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(57.1)	(48.4)
Other-than-temporary impairment losses recognized in income	2.4	19.7
Loss (gain) on disposal of assets	0.6	(0.5)
Deferred income taxes	44.7	40.2
Amortization, net of accretion	127.3	111.9
Impairment of other intangible assets	–	21.1
Depreciation expense	23.4	27.6
Share-based compensation	22.6	14.1
Excess tax benefits from share-based compensation	(22.6)	(21.6)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(268.2)	(279.8)
Other invested assets, current	(11.9)	7.0
Other assets	(160.3)	(74.5)
Policy liabilities	309.4	68.1
Unearned income	156.6	67.7
Accounts payable and accrued expenses	(344.1)	(288.8)
Other liabilities	(67.3)	(21.2)
Income taxes	443.8	(830.3)
Other, net	(11.0)	(12.0)

Net cash provided by (used in) operating activities	1,114.9	(322.9)

Investing activities
Purchases of fixed maturity securities	(2,965.0)	(1,642.1)
Proceeds from fixed maturity securities:
Sales	2,545.5	960.6
Maturities, calls and redemptions	790.8	1,213.7
Purchases of equity securities	(133.8)	(37.4)
Proceeds from sales of equity securities	74.9	45.6
Purchases of other invested assets	(34.2)	(28.8)
Proceeds from sales of other invested assets	7.6	7.4
Changes in securities lending collateral	111.6	(205.4)
Purchases of subsidiaries, net of cash acquired	–	(0.3)
Purchases of property and equipment	(101.9)	(120.2)
Proceeds from sales of property and equipment	–	3.1
Other, net	(13.4)	(4.3)

Net cash provided by investing activities	282.1	191.9

Financing activities
Net proceeds from commercial paper borrowings	763.1	0.1
Repayments of long-term borrowings	(700.8)	(15.1)
Proceeds from short-term borrowings	100.0	–
Repayments of short-term borrowings	(100.0)	–
Changes in securities lending payable	(111.7)	205.4
Changes in bank overdrafts	27.9	(50.8)
Repurchase and retirement of common stock	(741.6)	(1,388.4)
Cash dividends	(92.8)	–
Proceeds from issuance of common stock under employee stock plans	47.5	69.5
Excess tax benefits from share-based compensation	22.6	21.6

Net cash used in financing activities	(785.8)	(1,157.7)

Effect of foreign exchange rates on cash and cash equivalents	2.0	(1.2)

Change in cash and cash equivalents	613.2	(1,289.9)
Cash and cash equivalents at beginning of period	1,788.8	4,816.1

Cash and cash equivalents at end of period	$2,402.0	$3,526.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	–	–	–	926.6	–	926.6
Change in net unrealized gains/losses on investments	–	–	–	–	12.8	12.8
Change in non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	4.3	4.3
Change in net unrealized gains/losses on cash flow hedges	–	–	–	–	0.4	0.4
Change in net periodic pension and postretirement costs	–	–	–	–	8.3	8.3
Foreign currency translation adjustments	–	–	–	–	1.0	1.0

Comprehensive income						953.4
Repurchase and retirement of common stock	(11.4)	(0.1)	(387.0)	(354.5)	–	(741.6)
Dividends and dividend equivalents	–	–	–	(93.8)	–	(93.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	–	47.5	–	–	47.5

March 31, 2011	368.7	$3.7	$12,523.1	$11,199.9	$251.4	$23,978.1

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2010	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	–	–	–	876.8	–	876.8
Change in net unrealized gains/losses on investments	–	–	–	–	99.2	99.2
Change in non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	(3.1)	(3.1)
Change in net unrealized gains/losses on cash flow hedges	–	–	–	–	0.2	0.2
Change in net periodic pension and postretirement costs	–	–	–	–	3.4	3.4
Foreign currency translation adjustments	–	–	–	–	(1.0)	(1.0)

Comprehensive income						975.5
Repurchase and retirement of common stock	(20.9)	(0.2)	(708.5)	(679.7)	–	(1,388.4)
Issuance of common stock under employee stock plans, net of related tax benefits	2.5	–	68.8	–	–	68.8

March 31, 2010	431.4	$4.3	$14,552.5	$9,795.6	$166.8	$24,519.2

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 34.2 medical members through our affiliated health plans and a total of more than 70.0 individuals through our subsidiaries as of March 31, 2011. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance, long-term care insurance and flexible spending accounts. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2010 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 have been recorded. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate

2.  Basis of Presentation (continued)

in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of shareholders’ equity.

In 2010, the U.S. Federal government enacted legislation requiring that certain lines of business meet specified minimum medical loss ratios. For this purpose, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. Prior period amounts have not been reclassified due to immateriality.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

3.  Restructuring Activities

As a result of restructuring activities implemented during 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Federal health care reform legislation. Activity related to these liabilities for the three months ended March 31, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2010 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$53.1	$19.0	$4.9	$77.0
Payments	(6.1)	(2.2)	(0.5)	(8.8)

Liability for employee termination costs ending balance at March 31, 2011	47.0	16.8	4.4	68.2

Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	14.4	4.3	1.9	20.6
Payments	(1.0)	(0.3)	(0.2)	(1.5)

Liability for lease and other contract exit costs ending balance at March 31, 2011	13.4	4.0	1.7	19.1

Total liability for 2010 restructuring activities at March 31, 2011	$60.4	$20.8	$6.1	$87.3

3.  Restructuring Activities (continued)

The 2009 restructuring activities were executed as a result of a strategic realignment to our corporate strategy. Activity related to these liabilities for the three months ended March 31, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2009 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$12.0	$2.7	$1.3	$16.0
Payments	(4.3)	(1.0)	(0.4)	(5.7)

Liability for employee termination costs at March 31, 2011	7.7	1.7	0.9	10.3
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	27.4	3.0	8.7	39.1
Payments	(0.3)	–	(0.2)	(0.5)

Liability for lease and other contract exit costs at March 31, 2011	27.1	3.0	8.5	38.6

Total liability for 2009 restructuring activities at March 31, 2011	$34.8	$4.7	$9.4	$48.9

4.  Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $2.4 and $19.7 for the three months ended March 31, 2011 and 2010, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2011 and 2010. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three months ended March 31, 2011.

4.  Investments (continued)

A summary of current and long-term investments, available-for-sale, at March 31, 2011 and December 31, 2010 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
March 31, 2011:
Fixed maturity securities:
United States Government securities	$433.6	$11.1	$(0.9)	$–	$443.8	$–
Government sponsored securities	346.8	4.9	(1.0)	–	350.7	–
States, municipalities and political subdivisions – tax-exempt	4,649.1	120.0	(37.6)	(34.3)	4,697.2	–
Corporate securities	6,593.7	368.2	(16.4)	(5.1)	6,940.4	–
Options embedded in convertible debt securities	120.6	–	–	–	120.6	–
Residential mortgage-backed securities	2,763.4	99.3	(11.2)	(9.5)	2,842.0	(2.2)
Commercial mortgage-backed securities	350.2	9.6	(1.2)	(1.7)	356.9	–
Other debt obligations	232.6	5.3	(0.2)	(7.8)	229.9	(0.2)

Total fixed maturity securities	15,490.0	618.4	(68.5)	(58.4)	15,981.5	$(2.4)

Equity securities	949.7	446.2	(5.5)	–	1,390.4

Total investments, available-for-sale	$16,439.7	$1,064.6	$(74.0)	$(58.4)	$17,371.9

December 31, 2010:
Fixed maturity securities:
United States Government securities	$500.9	$14.1	$(3.6)	$–	$511.4	$–
Government sponsored securities	325.6	6.0	(0.8)	–	330.8	–
States, municipalities and political subdivisions – tax-exempt	4,630.2	130.5	(38.9)	(29.6)	4,692.2	–
Corporate securities	6,850.1	385.1	(16.9)	(7.1)	7,211.2	(0.8)
Options embedded in convertible debt securities	108.3	–	–	–	108.3	–
Residential mortgage-backed securities	2,747.2	113. 7	(9.0)	(15.4)	2,836.5	(6.2)
Commercial mortgage-backed securities	330.9	9.2	(1.5)	(2.2)	336.4	–
Other debt obligations	268.0	6.2	(0.3)	(9.4)	264.5	(2.1)

Total fixed maturity securities	15,761.2	664.8	(71.0)	(63.7)	16,291.3	$(9.1)

Equity securities	894.2	383.2	(7.8)	–	1,269.6

Total investments, available-for-sale	$16,655.4	$1,048.0	$(78.8)	$(63.7)	$17,560.9

At March 31, 2011, we owned $3,198.9 of mortgage-backed securities and $229.9 of asset-backed securities out of a total available-for-sale investment portfolio of $17,371.9. These securities included sub-prime and Alt-A securities with fair values of $74.4 and $232.1, respectively. These sub-prime and Alt-A securities had accumulated net unrealized (losses) gains of $(3.3) and $0.3, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “B”, respectively.

4.  Investments (continued)

The following table summarizes for fixed maturity securities and equity securities in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
(Securities are whole amounts)

March 31, 2011:
Fixed maturity securities:
United States Government securities	20	$101.9	$(0.9)	–	$–	$–
Government sponsored securities	23	140.1	(1.0)	–	–	–
States, municipalities and political subdivisions – tax-exempt	460	1,461.7	(37.6)	100	157.7	(34.3)
Corporate securities	884	1,313.8	(16.4)	46	75.0	(5.1)
Residential mortgage-backed securities	344	619.8	(11.2)	69	109.6	(9.5)
Commercial mortgage-backed securities	34	93.8	(1.2)	3	8.3	(1.7)
Other debt obligations	28	66.0	(0.2)	34	38.0	(7.8)

Total fixed maturity securities	1,793	3,797.1	(68.5)	252	388.6	(58.4)
Equity securities	429	105.5	(5.5)	–	–	–

Total fixed maturity and equity securities	2,222	$3,902.6	$(74.0)	252	$388.6	$(58.4)

December 31, 2010:
Fixed maturity securities:
United States Government securities	23	$142.9	$(3.6)	–	$–	$–
Government sponsored securities	24	103.5	(0.8)	–	–	–
States, municipalities and political subdivisions – tax-exempt	449	1,493.1	(38.9)	101	166.1	(29.6)
Corporate securities	742	1,436.3	(16.9)	65	92.9	(7.1)
Residential mortgage-backed securities	279	512.6	(9.0)	82	149.9	(15.4)
Commercial mortgage-backed securities	34	107.5	(1.5)	3	8.1	(2.2)
Other debt obligations	28	60.9	(0.3)	38	46.4	(9.4)

Total fixed maturity securities	1,579	3,856.8	(71.0)	289	463.4	(63.7)
Equity securities	365	81.6	(7.8)	–	–	–

Total fixed maturity and equity securities	1,944	$3,938.4	$(78.8)	289	$463.4	$(63.7)

4.  Investments (continued)

The amortized cost and fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$796.8	$820.4
Due after one year through five years	4,956.5	5,171.4
Due after five years through ten years	4,247.8	4,396.2
Due after ten years	2,375.3	2,394.6
Mortgage-backed securities	3,113.6	3,198.9

Total available-for-sale fixed maturity securities	$15,490.0	$15,981.5

During the three months ended March 31, 2011, we sold $2,620.4 of fixed maturity and equity securities, which resulted in gross realized gains of $97.2 and gross realized losses of $40.1. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

5.  Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by Financial Accounting Standards Board, or FASB, guidance for fair value measurements and disclosures, are as follows:

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

5.  Fair Value (continued)

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

Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. Fair values are based on quoted market prices and are therefore designated as Level I.

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2011 and 2010 that were material to the consolidated financial statements.

5.  Fair Value (continued)

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 is as follows:

	Level I	Level II	Level III	Total
March 31, 2011:
Assets:
Cash equivalents	$1,943.2	$–	$–	$1,943.2
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	443.8	–	–	443.8
Government sponsored securities	–	350.7	–	350.7
States, municipalities and political subdivisions – tax-exempt	–	4,697.2	–	4,697.2
Corporate securities	–	6,688.4	252.0	6,940.4
Options embedded in convertible debt securities	–	120.6	–	120.6
Residential mortgage-backed securities	–	2,838.4	3.6	2,842.0
Commercial mortgage-backed securities	–	348.9	8.0	356.9
Other debt obligations	–	158.1	71.8	229.9

Total fixed maturity securities	443.8	15,202.3	335.4	15,981.5
Equity securities	1,266.5	95.7	28.2	1,390.4
Other invested assets, current	23.1	–	–	23.1
Securities lending collateral	402.7	386.0	–	788.7
Derivatives excluding embedded options (reported with other noncurrent assets)	–	80.2	–	80.2

Total assets	$4,079.3	$15,764.2	$363.6	$20,207.1

Liabilities:
Derivatives (reported with other noncurrent liabilities)	$–	$(0.3)	$–	$(0.3)

December 31, 2010:
Assets:
Cash equivalents	$1,374.9	$–	$–	$1,374.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	511.4	–	–	511.4
Government sponsored securities	–	330.8	–	330.8
States, municipalities and political subdivisions – tax-exempt	–	4,692.2	–	4,692.2
Corporate securities	–	6,932.8	278.4	7,211.2
Options embedded in convertible debt securities	–	108.3	–	108.3
Residential mortgage-backed securities	–	2,832.7	3.8	2,836.5
Commercial mortgage-backed securities	–	328.6	7.8	336.4
Other debt obligations	–	183.1	81.4	264.5

Total fixed maturity securities	511.4	15,408.5	371.4	16,291.3
Equity securities	1,202.3	50.0	17.3	1,269.6
Other invested assets, current	21.1	–	–	21.1
Securities lending collateral	355.7	544.6	–	900.3
Derivatives excluding embedded options (reported with other noncurrent assets)	–	95.3	–	95.3

Total assets	$3,465.4	$16,098.4	$388.7	$19,952.5

5.  Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended March 31, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	1.4	–	–	(0.5)	(1.5)	(0.6)
Recognized in accumulated other comprehensive income	(1.6)	–	0.5	2.1	2.8	3.8
Purchases	5.5	–	–	0.8	10.0	16.3
Sales	(20.0)	–	–	(6.7)	(0.4)	(27.1)
Issuances	–	–	–	–	–	–
Settlements	(11.7)	(0.2)	(0.3)	(5.3)	–	(17.5)
Transfers into Level III	–	–	–	–	–	–
Transfers out of Level III	–	–	–	–	–	–

Ending balance at March 31, 2011	$252.0	$3.6	$8.0	$71.8	$28.2	$363.6

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2011	$–	$–	$–	$(0.1)	$(1.5)	$(1.6)

Three Months Ended March 31, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	–	–	–	(1.6)	(0.8)	(2.4)
Recognized in accumulated other comprehensive income	4.9	–	0.5	4.1	0.8	10.3
Purchases, sales, issuances and settlements, net	(0.9)	(2.0)	(0.2)	(2.7)	–	(5.8)
Transfers into Level III	–	–	–	–	–	–
Transfers out of Level III	–	–	–	–	–	–

Ending balance at March 31, 2010	$235.7	$–	$7.4	$105.8	$4.5	$353.4

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2010	$–	$–	$–	$(0.1)	$(0.8)	$(0.9)

There were no transfers between Levels I, II or III during the first quarter of 2011 or 2010.

5.  Fair Value (continued)

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$911.7	$911.7	$865.4	$865.4

Liabilities:
Debt:
Short-term borrowings	100.0	100.0	100.0	100.0
Commercial paper	1,099.3	1,099.3	336.2	336.2
Notes, term loan and capital leases	7,801.9	8,293.3	8,517.5	9,010.6

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

Long-term debt – commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates that reflect market value.

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

6.  Retirement Benefits

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$4.3	$4.3	$1.7	$1.9
Interest cost	21.2	22.2	8.4	8.7
Expected return on assets	(32.1)	(34.9)	(4.3)	(2.6)
Recognized actuarial loss	6.5	6.4	2.6	1.9
Settlement loss	7.4	–	–	–
Amortization of prior service credit	(0.2)	(0.2)	(2.4)	(2.4)

Net periodic benefit cost (credit)	$7.1	$(2.2)	$6.0	$7.5

For the year ending December 31, 2011, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to our retirement benefit plans were made during the three months ended March 31, 2011.

7.  Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, which matures on September 30, 2013. There were no amounts outstanding under this facility as of March 31, 2011 or at any time during the three months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2011, we had $1,099.3 outstanding under this program.

8.  Commitments and Contingencies

Litigation

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. Final approval of the class action settlement was granted on July 13, 2010, and no appeals were filed. Payments pursuant to the terms of the settlement commenced in the first quarter of 2011 and are expected to be completed by the conclusion of the second quarter of 2011. The payments will not have a material impact on our consolidated financial position or results of operations. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Company’s demurrer, challenging the new allegations in the amended complaint, was recently denied by the court. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

We are currently defending several certified or putative class actions filed as a result of the 2001 Anthem Insurance Companies, Inc., or AICI, demutualization. The suits name AICI as well as Anthem, Inc., or Anthem,

8.  Commitments and Contingencies (continued)

n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc,. et al.; Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al; and Jeffrey D. Jorling, et al., v. Anthem, Inc. (n/k/a WellPoint, Inc.) et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The State appealed this denial to the Connecticut Supreme Court. We filed a cross-appeal. Oral argument was held in November 2008. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity. Our cross-appeal was dismissed by the Court. The case was remanded to the trial court for further proceedings. In the Ormond suit, our Motion to Dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law and for unjust enrichment. On September 29, 2009, a class was certified. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received compensation under the Plan. On May 8, 2010, we moved for summary judgment on the certified claims. That motion is fully briefed and was argued on April 14, 2011. As a result of certain theories advanced by plaintiffs in connection with their opposition to summary judgment, we filed a conditional motion to decertify the class and plaintiffs have filed a motion to redefine the class certified. On December 23, 2010, a motion for class certification was denied in the Jorling suit. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were employees or retirees who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the Sixth Circuit Court of Appeals, which is pending. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to WellPoint dental members. The complaint alleges that WellPoint Health Networks Inc., BCC and other WellPoint affiliates and subsidiaries (collectively, WellPoint) improperly set usual, customary and reasonable payment for OON dental services based on HIAA/Ingenix data. The plaintiffs claim, among other things, that the HIAA/Ingenix databases fail to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that WellPoint was aware that this data was inappropriate to set usual, customary and reasonable rates. The dentists sue as assignees of their patients’ rights to benefits under WellPoint’s dental plans and assert that WellPoint breached its contractual obligations in violation of ERISA by routinely paying OON dentists less than their actual charges and representing that its OON payments were properly determined usual, customary and reasonable rates. The suit is currently pending in the United States District Court for the Southern District of Florida. The district court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals. We intend to vigorously defend this lawsuit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to OON reimbursement. The cases have been made part of a WellPoint-only multi-district litigation called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation and are pending in the United States District Court for the Central District of California.

8.  Commitments and Contingencies (continued)

The first lawsuit (Darryl and Valerie Samsell v. WellPoint, Inc., WellPoint HealthNetworks, Inc. and Anthem, Inc.) was filed in February 2009 by two former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges. The plaintiffs in that case allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, and federal regulations by relying on databases provided by Ingenix in determining OON reimbursement. The second lawsuit (AMA et al. v. WellPoint, Inc.) was brought in March 2009 by the American Medical Association, or AMA, four state medical associations and two individual physicians on behalf of a putative class of OON physicians. The third lawsuit (Roberts v. UnitedHealth Group, Inc. et al.) was brought in March 2009 by a WellPoint member as a putative class action on behalf of all persons or entities who have paid premiums for OON health insurance coverage. The fourth lawsuit (JBW v. UnitedHealth Group, Inc. et al.) was brought in April 2009 by a WellPoint member as a putative class action on behalf of all persons who have paid premiums for OON health insurance coverage. The fifth lawsuit (O’Brien, et al. v. WellPoint, Inc., et al.) was brought in May 2009 by three WellPoint members as a putative class action on behalf of all persons who received OON services. The sixth lawsuit (Higashi, D.C. d/b/a Mar Vista Institute of Health v. Blue Cross of California d/b/a WellPoint, Inc.) was brought in June 2009 by an OON chiropractor as a putative class action on behalf of all OON chiropractors. The seventh suit (North Peninsula Surgical Center v. WellPoint, Inc., et al.) was brought in June 2009 by an OON surgical center as a putative class action on behalf of all OON surgical centers. The eighth lawsuit (American Podiatric Medical Association, et al. v. WellPoint, Inc.) was brought in June 2009 by the American Podiatric Medical Association, California Chiropractic Association, California Psychological Association and an OON clinical psychologist as a putative class action on behalf of OON podiatrists, chiropractors and psychologists. The ninth lawsuit (Michael Pariser, et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all OON providers who are not medical doctors or doctors of osteopathy. The tenth lawsuit (Harold S. Bernard, Ph.D., et al. v. WellPoint, Inc.) was brought in July 2009 by an OON psychologist as a putative class action on behalf of all non-medical doctor health care providers. The eleventh lawsuit (Ken Unmacht, Psy.D., et al. v. WellPoint, Inc.) was brought in August 2009 by an OON licensed psychotherapist as a putative class action on behalf of all non-medical doctor health care providers. A consolidated complaint was filed for the eleven cases, and then was amended to broaden the allegations in the lawsuit to OON reimbursement methodologies beyond the use of Ingenix. We filed a revised motion to dismiss the amended consolidated complaint, which is pending. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy based on prior litigation releases. The plaintiffs subsequently filed a petition for declaratory judgment asking the Court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss in response. The district court granted our motion to enjoin and our motion to dismiss the declaratory judgment action. The court ordered that the plaintiffs dismiss the claims that are barred by the release. The physician and medical association plaintiffs filed an emergency motion to stay the preliminary injunction pending appeal and for an expedited appeal, to which we filed a response. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

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

8.  Commitments and Contingencies (continued)

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary association consisting of the state life and health insurance guaranty organizations located throughout the U.S. State life and health insurance guaranty organizations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation, and although liquidation hearings are currently underway, we do not know when a decision will be made, although we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our operating results.

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts will be the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and transition services. The failure by either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material impact on our results of operations.

During 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at March 31, 2011 was $314.3 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During 2010, we entered into an agreement with International Business Machines Corporation to provide information technology infrastructure services. Our commitment under this agreement at March 31, 2011 was $963.1 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

9.  Capital Stock

Use of Capital

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.

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

During the three months ended March 31, 2011, we repurchased and retired approximately 11.4 shares at an average per share price of $65.29, for an aggregate cost of $741.6. During the three months ended March 31, 2010, we repurchased and retired approximately 20.9 shares at an average per share price of $62.22, for an aggregate cost of $1,388.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On February 3 and February 22, 2011, our Board of Directors increased the share repurchase authorization by $375.0 and $1,100.0, respectively. As of March 31, 2011, $882.0 remained authorized for future repurchases. Subsequent to March 31, 2011, we repurchased and retired approximately 1.5 shares for an aggregate cost of approximately $107.3, leaving approximately $774.7 for authorized future repurchases at April 15, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

On February 22, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $92.8 was paid on March 25, 2011 to the shareholders of record as of March 10, 2011.

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	24.9	$59.60
Granted	1.5	65.98
Exercised	(1.2)	39.75
Forfeited or expired	(0.8)	62.03

Outstanding at March 31, 2011	24.4	60.87	4.4	$286.2

Exercisable at March 31, 2011	19.3	63.29	4.0	$194.4

9.  Capital Stock (continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2011 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2011	4.2	$44.71
Granted	1.6	65.93
Vested	(1.7)	43.32
Forfeited	(0.2)	42.69

Nonvested at March 31, 2011	3.9	54.55

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.84%	3.09%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.379%	–
Weighted-average expected life	4.0 years	4.0 years

The following weighted-average fair values were determined for the three months ended March 31, 2011 and 2010:

	2011	2010
Options granted during the period	$17.78	$18.85

10.  Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31
	2011	2010
Denominator for basic earnings per share – weighted average shares	374.0	441.1
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	5.3	5.5

Denominator for diluted earnings per share	379.3	446.6

10.  Earnings per Share (continued)

During the three months ended March 31, 2011 and 2010, weighted average shares related to certain stock options of 12.0 and 16.2, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2011, we issued approximately 1.6 restricted stock units under our stock incentive plans, 0.7 of whose vesting is contingent upon us meeting specified annual performance targets for 2011. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

11.  Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K.

Financial data by reportable segment for the three months ended March 31, 2011 and 2010 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2011
Operating revenue from external customers	$8,564.1	$4,234.4	$1,856.3	$14,654.8
Operating gain	1,125.1	205.8	19.4	1,350.3

Three Months Ended March 31, 2010
Operating revenue from external customers	$9,078.2	$4,013.1	$1,751.8	$14,843.1
Operating gain (loss)	978.4	326.0	(17.7)	1,286.7

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31
	2011	2010
Reportable segments operating revenues	$14,654.8	$14,843.1
Net investment income	184.8	201.1
Net realized gains on investments	57.1	48.4
Other-than-temporary impairment losses recognized in income	(2.4)	(19.7)

Total revenues	$14,894.3	$15,072.9

11.  Segment Information (continued)

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31
	2011	2010
Reportable segments operating gain	$1,350.3	$1,286.7
Net investment income	184.8	201.1
Net realized gains on investments	57.1	48.4
Other-than-temporary impairment losses recognized in income	(2.4)	(19.7)
Interest expense	(105.9)	(99.4)
Amortization of other intangible assets	(56.8)	(60.7)
Impairment of other intangible assets	–	(21.1)

Income before income tax expense	$1,427.1	$1,335.3

12.  Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31
	2011	2010
Net income	$926.6	$876.8
Change in net unrealized gains/losses on investments	12.8	99.2
Change in non-credit component of other-than-temporary impairment losses on investments	4.3	(3.1)
Change in net unrealized gains/losses on cash flow hedges	0.4	0.2
Change in net periodic pension and postretirement costs	8.3	3.4
Foreign currency translation adjustments	1.0	(1.0)

Comprehensive income	$953.4	$975.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – March 31, 2011 Compared to March 31, 2010

V.	Cost of Care

VI.	Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010 and the MD&A included in our 2010 Annual Report on Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2011 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2011 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2011. Also see Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K.

In 2010, the U.S. Federal government enacted legislation requiring that certain lines of business meet specified minimum medical loss ratios. For this purpose, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under U.S. generally accepted accounting principles, or GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. Prior period amounts have not been reclassified due to immateriality.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 34.2 medical members through our affiliated health plans and a total of more than 70.0 individuals through our subsidiaries as of March 31, 2011. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado,

Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2011 was $14,654.8, a decrease of $188.3, or 1%, from the three months ended March 31, 2010, reflecting lower premium revenue in our Commercial segment, partially offset by higher premium revenue in our Consumer segment. The lower premiums in the Commercial segment primarily resulted from the conversions of two large accounts from fully-insured to self-funded business, partially offset by premium rate increases designed to cover cost trends. The premium revenue increase in the Consumer segment was driven by higher membership in our Senior business.

Net income for the three months ended March 31, 2011 was $926.6, an increase of $49.8, or 6%, from the three months ended March 31, 2010. The increase in net income was primarily driven by increased operating results in our Commercial and Other segments, offset by lower operating results in our Consumer segment and higher income taxes. Our fully-diluted earnings per share, or EPS, was $2.44 for the three months ended March 31, 2011, a 24% increase over the EPS of $1.96 for the three months ended March 31, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding during 2011 due to share buyback activity under our share repurchase program as well as increased net income.

Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them period-over-period. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary impairment losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussion within this MD&A. The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010	Change	% Change
Net income	$926.6	$876.8	$49.8	6%
Less (net of tax):
Net realized gains on investments, net of tax expense of $20.0 and $17.0, respectively	37.1	31.4	5.7
Other-than-temporary impairment losses on investments, net of tax benefit of $0.9 and $6.9, respectively	(1.5)	(12.8)	11.3
Impairment of other intangible assets, net of tax benefit of $0.0 and $7.4, respectively	–	(13.7)	13.7

Adjusted net income	$891.0	$871.9	$19.1	2%

EPS	$2.44	$1.96	$0.48	24%
Less (net of tax):
Net realized gains on investments	0.10	0.07	0.03
Other-than-temporary impairment losses on investments	(0.01)	(0.03)	0.02
Impairment of other intangible assets	–	(0.03)	0.03

Adjusted EPS	$2.35	$1.95	$0.40	21%

Operating cash flow for the three months ended March 31, 2011 was $1,114.9 , or 1.2 times net income. Operating cash flow for the three months ended March 31, 2010 was a use of cash of $322.9, which included a $1,208.0 tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on the sale of our prescription management business, or PBM, on December 1, 2009. The increase in operating cash flow from 2010 of $1,437.8 was driven primarily by the $1,208.0 tax payment made in 2010.

II.	Overview

We manage our operations through three reportable segments: Commercial; Consumer; and Other. For a more detailed discussion of our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

III.	Significant Transactions

Use of Capital

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.

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

During the three months ended March 31, 2011, we repurchased and retired approximately 11.4 shares at an average per share price of $65.29, for an aggregate cost of $741.6. During the three months ended March 31,

2010, we repurchased and retired approximately 20.9 shares at an average per share price of $62.22, for an aggregate cost of $1,388.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On February 3 and February 22, 2011, our Board of Directors increased the share repurchase authorization by $375.0 and $1,100.0, respectively. As of March 31, 2011, $882.0 remained authorized for future repurchases. Subsequent to March 31, 2011, we repurchased and retired approximately 1.5 shares for an aggregate cost of approximately $107.3, leaving approximately $774.7 for authorized future repurchases at April 15, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

On February 22, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $92.8 was paid on March 25, 2011 to the shareholders of record as of March 10, 2011.

IV.	Membership – March 31, 2011 Compared to March 31, 2010

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and Federal Employee Program, or FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas. For a more detailed definition of our medical membership, see the “Membership-December 31, 2010 Compared to December 31, 2009” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2011 and 2010. Also included below are other membership data by product. The medical membership and other businesses’ membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31		Change	% Change
(In thousands) Medical Membership	2011	2010
Customer Type
Local Group	15,221	15,311	(90)	(1)%
Individual	1,864	1,987	(123)	(6)
National:
National Accounts	7,515	7,208	307	4
BlueCard	4,952	4,885	67	1

Total National	12,467	12,093	374	3
Senior	1,332	1,252	80	6
State-Sponsored	1,808	1,745	63	4
FEP	1,506	1,447	59	4

Total Medical Membership by Customer Type	34,198	33,835	363	1

Funding Arrangement
Self-Funded	20,486	18,801	1,685	9
Fully-Insured	13,712	15,034	(1,322)	(9)

Total Medical Membership by Funding Arrangement	34,198	33,835	363	1

Reportable Segment
Commercial	27,688	27,439	249	1
Consumer	5,004	4,949	55	1
Other	1,506	1,447	59	4

Total Medical Membership by Reportable Segment	34,198	33,835	363	1

Other Membership
Behavioral Health	25,206	23,444	1,762	8
Life and Disability	5,053	5,235	(182)	(3)
Dental	3,992	4,131	(139)	(3)
Managed dental[1]	4,332	4,311	21	–
Vision	3,661	3,368	293	9
Medicare Part D	1,208	1,227	(19)	(2)

[1]	Managed dental membership represents members for which we provide administrative services only.

Medical Membership

During the twelve months ended March 31, 2011, total medical membership increased 363,000, or 1%, primarily due to increases in our National Accounts and BlueCard membership, and to a lesser degree, increases in our Senior, State-Sponsored and FEP membership. These increases were offset by declines in our Individual and Local Group businesses.

Self-funded medical membership increased 1,685,000, or 9%, primarily due to two large groups converting to self-funded arrangements and increases in self-funded National Account and Local Group membership resulting from additional sales, partially offset by declines in self-funded non-BCBSA-branded business. In addition, we estimate an increase of approximately 210,000 self-funded members attributable to the Age 26 dependent coverage policy change associated with health care reform, primarily in our National Accounts and BlueCard businesses.

Fully-insured membership decreased 1,322,000 members, or 9%, primarily due to two large groups converting from fully-insured to self-funded arrangements and declines in National, Individual and Local Group non-BCBSA-branded business fully-insured membership, partially offset by Senior Medicare Advantage and FEP membership increases. In addition, we estimate an increase of approximately 70,000 fully-insured members attributable to the Age 26 dependent coverage policy change associated with health care reform, primarily in FEP.

Local Group membership decreased 90,000, or 1%, primarily due to membership declines in our non-BCBSA-branded membership, partially offset by increases due to sales exceeding lapses.

Individual membership decreased 123,000, or 6%, due to a decline in BCBSA-branded business, resulting from delayed product approvals for new health care reform compliant products, a competitive environment, and to a lesser extent, declines in non-BCBSA-branded business.

National Accounts membership increased 307,000, or 4%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. In addition, the increase includes the impact of the Age 26 dependent coverage policy change. These increases were partially offset by lapses.

BlueCard membership increased 67,000, or 1%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership increased 80,000, or 6%, primarily due to increases in our Medicare Advantage plans, partially offset by declines in our Medicare Supplement membership.

State-Sponsored membership increased 63,000, or 4%, primarily due to growth in Indiana, South Carolina and Virginia.

FEP membership increased 59,000, or 4%, primarily due to new federal regulations requiring coverage of dependents up to age 26.

Other Membership

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 1,762,000, or 8%, primarily due to new sales to several major accounts in our National Accounts business, increased Medicare Advantage medical membership and a change in the methodology of how we report certain portions of the behavioral health membership.

Life and disability membership decreased 182,000, or 3%, primarily due to fully-insured membership declines in our National Accounts business. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 139,000, or 3%, primarily due to lapses associated with current economic conditions.

Managed dental membership increased 21,000, or less than 1%, reflecting incremental sales by our DeCare Dental, LLC subsidiary.

Vision membership increased 293,000, or 9%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group Markets and embedding of vision benefits in certain of our Consumer products, partially offset by lapses.

Medicare Part D membership decreased 19,000, or 2%, primarily due to lapses in Low Income Subsidy membership in 2011, partially offset by new membership associated with the increase in our Medicare Advantage medical membership.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2011 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2011 cost of care trend estimate of 7.5% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend was driven more by unit cost than utilization. Inpatient hospital trend was in the very high single digit range and was primarily related to increases in cost per admission. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as negotiated rate increases with hospitals. We are continually working to lower cost trends as we negotiate with hospitals. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were lower than prior year, however, inpatient day counts per thousand members were slightly higher. As a result, the average length of inpatient stays increased compared to prior year levels. Clinical management and re-contracting efforts are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we have introduced programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend was in the mid-to-high single digit range and was primarily driven by unit cost. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was slightly lower than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). Continued expansion and optimization of our utilization management programs is also serving to moderate trend. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management, specialty pharmacy reviews and myocardial perfusion imaging is aiding our efforts to mitigate trend increases.

Physician services trend was in the low-to-mid single digit range and primarily driven by unit cost. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the low-to-mid single digit range and was 70% unit cost (cost per prescription) related and 30% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures were mitigated by favorable unit cost pricing resulting from our Express Scripts, Inc. agreement, increases in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform, having introduced a number of new reimbursement models. We are currently working with provider organizations to develop Accountable Care Organization pilot programs. These programs are designed to enhance coordination of care throughout the health system, appropriately align incentives and encourage responsibility and cooperation among patients, payors and providers to enhance member health outcomes. We are also advancing patient-centered medical home programs in a majority of our states to help modernize and increase the scope of the primary care practices throughout our markets. Early assessment of these programs demonstrates a favorable impact to the quality and cost of health care, and we will continue to evaluate their results.

Additionally, our Resolution Health, Inc., or RHI, subsidiary is allowing us to fully integrate their suite of products aimed to improve health care quality and reduce health care costs. As an example, My Health Advantage is an RHI product that uses market-leading technology to analyze medical claims, pharmacy claims, lab results, benefit plan information and personal health information to identify opportunities to help close gaps between recommended care and the care that members actually receive. Furthermore, our strategic alliance with Express Scripts, Inc. is bringing with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art pharmacy benefit management services.

VI.	Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our condensed consolidated results of operations for the three months ended March 31, 2011 and 2010 are discussed in the following section.

	Three Months Ended March 31
	2011	2010	$ Change	% Change
Total operating revenue	$14,654.8	$14,843.1	$(188.3)	(1)
Net investment income	184.8	201.1	(16.3)	(8)
Net realized gains on investments	57.1	48.4	8.7	18
Other-than-temporary impairment losses on investments recognized in income	(2.4)	(19.7)	17.3	NM	[1]

Total revenues	14,894.3	15,072.9	(178.6)	(1)
Benefit expense	11,228.0	11,382.3	(154.3)	(1)
Selling, general and administrative expense	2,076.5	2,174.1	(97.6)	(4)
Other expense[2]	162.7	181.2	(18.5)	(10)

Total expenses	13,467.2	13,737.6	(270.4)	(2)

Income before income tax expense	1,427.1	1,335.3	91.8	7
Income tax expense	500.5	458.5	42.0	9

Net income	$926.6	$876.8	$49.8	6

Average diluted shares outstanding	379.3	446.6	(67.3)	(15)%
Diluted net income per share	$2.44	$1.96	$0.48	24%
Benefit expense ratio[3]	82.1%	81.8%		30	bp4
Selling, general and administrative expense ratio[5]	14.2%	14.6%		(40)	bp4
Income before income taxes as a percentage of total revenue	9.6%	8.9%		70bp	[4]
Net income as a percentage of total revenue	6.2%	5.8%		40bp	[4]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	NM = Not meaningful
[2]	Includes interest expense, amortization of other intangible assets and impairment of other intangible assets
[3]	Benefit expense ratio = Benefit expense ÷ Premiums
[4]	bp = basis point; one hundred basis points = 1%
[5]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue

Total operating revenue declined $188.3 or 1%, to $14,654.8 in 2011, resulting primarily from lower premiums, partially offset by increased administrative fees. The lower premiums resulted from the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, and fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions. These decreases were partially offset by premium rate increases in our Local Group business designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business and increased reimbursement in the FEP program. The administrative fees increased due to higher self-funded membership in our Local Group and National businesses, including the impact of conversions from fully-insured to self-funded membership.

Net investment income decreased $16.3, or 8%, to $184.8 in 2011, primarily due to lower yields on investment balances.

Other-than-temporary impairment losses recognized in income decreased $17.3 in 2011, primarily due to more favorable conditions in the equity and debt security markets.

Benefit expense decreased $154.3, or 1%, to $11,228.0 in 2011, primarily due to the conversions of the two large accounts from fully-insured to self-funded status in April and July 2010 and fully-insured membership declines in our Local Group and National Accounts businesses. These declines were partially offset by increases in benefit cost trends in our Commercial and Consumer segments. Benefit expense in 2011 was also unfavorably impacted by membership increases in Medicare Advantage and FEP as compared to 2010.

Our benefit expense ratio increased 30 basis points to 82.1% in 2011, primarily due to higher medical costs in our Senior, State-Sponsored and Individual businesses. These increases were partially offset by a decline in the Commercial segment benefit expense ratio, partially attributable to the two large accounts that converted from fully-insured to self-funded status which had historically higher benefit expense ratios.

Selling, general and administrative expense decreased $97.6, or 4%, to $2,076.5 in 2011, primarily due to lower compensation costs associated with our ongoing efficiency initiatives.

Our selling, general and administrative expense ratio declined 40 basis points to 14.2% in 2011, primarily due to the reduced selling, general and administrative expense, partially offset by the decline in operating revenue.

Other expense decreased $18.5, or 10%, to $162.7 in 2011, reflecting a decline in impairment of other intangible assets from 2010, partially offset by increased interest expense due to higher average debt balances.

Income tax expense increased $42.0 or 9%, to $500.5 in 2011, primarily due to higher income before income tax expense, and to a lesser degree, an increase in the effective tax rate. The effective tax rates in 2011 and 2010 were 35.1% and 34.3%, respectively.

Our net income as a percentage of total revenue increased 40 basis points to 6.2% in 2011 as compared to 2010 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information describing our reportable segments, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K. The discussions of segment results for the three months ended March 31, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2011	2010
Operating revenue	$8,564.1	$9,078.2	$(514.1)	(6)%
Operating gain	$1,125.1	$978.4	$146.7	15%
Operating margin	13.1%	10.8%		230	bp

Operating revenue decreased $514.1, or 6%, to $8,564.1 in 2011, primarily due to decreases in premiums resulting from the conversion of two large accounts from fully-insured to self-funded status and fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions. The decreases in premiums were partially offset by premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses.

Operating gain increased $146.7, or 15%, to $1,125.1 in 2011, primarily due to lower than anticipated medical costs in our Local Group business and lower selling, general and administrative expense associated with our ongoing efficiency initiatives.

The operating margin in 2011 was 13.1%, a 230 basis point increase over 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2011	2010
Operating revenue	$4,234.4	$4,013.1	$221.3	6%
Operating gain	$205.8	$326.0	$(120.2)	(37)%
Operating margin	4.9%	8.1%		(320	)bp

Operating revenue increased $221.3, or 6%, to $4,234.4 in 2011, primarily due to increases in our Senior and State-Sponsored businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership while the increase in State-Sponsored revenue reflected both increased pricing and membership.

Operating gain decreased $120.2, or 37%, to $205.8 in 2011, primarily due to lower operating gains in our Senior and State-Sponsored businesses. Our Senior business declined as a result of higher medical costs in 2011, including the impact of a more normalized flu season. Our State-Sponsored operating gain was lower in 2011 as 2010 benefited from retroactive premium for certain programs. In addition, operating gain in our Individual business declined as we complied with the minimum medical loss ratio requirements.

The operating margin in 2011 was 4.9%, a 320 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2011	2010
Operating revenue	$1,856.3	$1,751.8	$104.5	6%
Operating gain (loss)	$19.4	$(17.7)	$37.1	NM	[1]

Operating revenue increased $104.5, or 6%, to $1,856.3 in 2011, primarily due to growth in our FEP business and additional administrative fees in our National Government Services Medicare business. FEP membership increased 4% during 2011 as compared to the same period in 2010.

Operating gain increased $37.1 to $19.4 in 2011 from an operating loss of $17.7, primarily due to our National Government Services Medicare business and lower general and administrative expenses.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2010 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2011, our critical accounting policies and estimates have not changed from those described in our 2010 Annual Report on Form 10-K.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2011, ASU 2010-06 requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.

There were no new accounting pronouncements issued during the three months ended March 31, 2011 that had a material impact on our financial position, operating results or disclosures.

VIII. Liquidity	and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on long-term borrowings, capital expenditures, repurchases of our common stock and dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.

For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

Liquidity – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table outlines the increase (decrease) in cash and cash equivalents for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Cash flows provided by (used in):
Operating activities	$1,114.9	$(322.9)
Investing activities	282.1	191.9
Financing activities	(785.8)	(1,157.7)
Effect of foreign exchange rates on cash and cash equivalents	2.0	(1.2)

Increase (decrease) in cash and cash equivalents	$613.2	$(1,289.9)

During the three months ended March 31, 2011, net cash flow provided by operating activities was $1,114.9, compared to cash flow used in operating activities of $322.9 for the three months ended March 31, 2010, an increase of $1,437.8. This increase resulted primarily from tax payments of $1,208.0 to the Internal Revenue Service in the first quarter of 2010 related to the gain we realized on the 2009 sale of our PBM business.

Net cash flow provided by investing activities was $282.1 during the three months ended March 31, 2011, compared to $191.9 for the three months ended March 31, 2010. The increase in cash flow provided by investing activities of $90.2 between the two periods resulted from increases in securities lending collateral offset by decreases in net sales of investments.

Net cash flow used in financing activities was $785.8 during the three months ended March 31, 2011, compared to $1,157.7 for the three months ended March 31, 2010. The decrease in cash flow used in financing activities of $371.9 primarily resulted from increases in net proceeds from commercial paper borrowings of $763.0 and changes in bank overdrafts, partially offset by an increase in repayments of long-term borrowings of $685.7, a decrease in securities lending payables of $317.1 and cash dividends of $92.8.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20,708.7 at March 31, 2011. Since December 31, 2010, total cash, cash equivalents and investments, including long-term investments, increased by $472.5 primarily due to cash generated from operations, increased debt balances and proceeds from our employee stock plans, partially offset by common stock repurchases, fixed asset purchases and dividends to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At March 31, 2011, we held at the parent company approximately $2,367.9 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 27.3% as of March 31, 2011 and December 31, 2010.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.

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

During the three months ended March 31, 2011, we repurchased and retired approximately 11.4 shares at an average per share price of $65.29, for an aggregate cost of $741.6. During the three months ended March 31, 2010, we repurchased and retired approximately 20.9 shares at an average per share price of $62.22, for an aggregate cost of $1,388.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On February 3 and February 22, 2011, our Board of Directors increased the share repurchase authorization by $375.0 and $1,100.0, respectively. As of March 31, 2011, $882.0 remained authorized for future repurchases. Subsequent to March 31, 2011, we repurchased and retired approximately 1.5 shares for an aggregate cost of approximately $107.3, leaving approximately $774.7 for authorized future repurchases at April 15, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

On February 22, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $92.8 was paid on March 25, 2011 to the shareholders of record as of March 10, 2011.

For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 8 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments table disclosure in our 2010 Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioner’s, or NAIC’s, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our RBC as of December 31, 2010, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

IX. Safe	Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties and our inability to meet customer demands; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at March 31, 2011, see the “Litigation” and “Other Contingencies” sections of Note 8 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data).

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2011 to January 31, 2011	1,045,668	$58.77	1,041,200	$88
February 1, 2011 to February 28, 2011	6,028,768	65.19	6,028,237	1,170
March 1, 2011 to March 31, 2011	4,904,289	66.99	4,287,900	882

	11,978,725		11,357,337

[1]

Total number of shares purchased includes 621,388 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2011, we repurchased 11,357,337 shares at a cost of $741.6 under the program. On February 3 and February 22, 2011, our Board of Directors increased the share repurchase authorization by $375.0 and $1,100.0, respectively. Remaining authorization under the program was $882.0 as of March 31, 2011.

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

WELLPOINT, INC. Registrant

Date: April 27, 2011	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 27, 2011	By:	/s/ MARTIN L. MILLER
Martin L. Miller Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007.

3.2	By-Laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2*	(r) Form of Restricted Stock Unit Award Agreement under the Incentive Compensation Plan. (s) Form of Performance Share Award Agreement for 2011 under the Incentive Compensation Plan.

10.4*	(b) Second Amendment to WellPoint, Inc.’s Executive Agreement Plan effective as of March 1, 2011, incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed on March 10, 2011.

10.11*	(b) Second Amendment to the Employment Agreement between WellPoint, Inc. and Angela F. Braly effective as of March 8, 2011, incorporated by reference to Exhibit 10.11(b) to the Company’s Current Report on Form 8-K filed on March 10, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.