Form 10-Q
period 2011-06-30
WELLPOINT, INC
filed 2011-07-27
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 15, 2011
Common Stock, $0.01 par value	360,660,278 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2011

PART  I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

(In millions, except share data)	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,699.8	$1,788.8
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,840.9 and $15,545.4)	16,462.7	16,069.5
Equity securities (cost of $941.8 and $861.4)	1,375.5	1,236.2
Other invested assets, current	20.8	21.1
Accrued investment income	179.7	177.4
Premium and self-funded receivables	3,100.9	3,041.6
Other receivables	909.5	878.6
Income taxes receivable	248.8	32.3
Securities lending collateral	810.3	900.3
Deferred tax assets, net	347.3	460.9
Other current assets	1,601.5	1,534.1

Total current assets	26,756.8	26,140.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $217.1 and $215.8)	223.0	221.8
Equity securities (cost of $32.2 and $32.8)	34.4	33.4
Other invested assets, long-term	945.7	865.4
Property and equipment, net	1,212.9	1,155.5
Goodwill	13,263.7	13,264.9
Other intangible assets	7,883.4	7,996.8
Other noncurrent assets	557.3	488.3

Total assets	$50,877.2	$50,166.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,341.6	$4,852.4
Reserves for future policy benefits	56.0	56.4
Other policyholder liabilities	1,955.6	1,909.1

Total policy liabilities	7,353.2	6,817.9
Unearned income	1,038.1	891.4
Accounts payable and accrued expenses	2,599.7	2,942.2
Security trades pending payable	108.2	33.3
Securities lending payable	811.8	901.5
Short-term borrowings	100.0	100.0
Current portion of long-term debt	456.3	705.9
Other current liabilities	1,640.0	1,617.3

Total current liabilities	14,107.3	14,009.5
Long-term debt, less current portion	8,292.1	8,147.8
Reserves for future policy benefits, noncurrent	638.0	646.7
Deferred tax liabilities, net	2,639.3	2,586.9
Other noncurrent liabilities	1,019.2	963.4

Total liabilities	26,695.9	26,354.3

Commitments and contingencies – Note 9

Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	–	–
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 362,223,698 and 377,736,929	3.6	3.8
Additional paid-in capital	12,415.9	12,862.6
Retained earnings	11,418.1	10,721.6
Accumulated other comprehensive income	343.7	224.6

Total shareholders’ equity	24,181.3	23,812.6

Total liabilities and shareholders’ equity	$50,877.2	$50,166.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
(In millions, except per share data)

Revenues
Premiums	$13,913.6	$13,257.1	$27,597.7	$27,167.0
Administrative fees	957.7	923.2	1,919.7	1,850.5
Other revenue	8.5	18.3	17.2	24.2

Total operating revenue	14,879.8	14,198.6	29,534.6	29,041.7
Net investment income	187.8	202.3	372.6	403.4
Net realized gains on investments	41.5	36.5	98.6	84.9
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(11.1)	(14.9)	(15.9)	(42.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2.7	8.8	5.1	17.0

Other-than-temporary impairment losses recognized in income	(8.4)	(6.1)	(10.8)	(25.8)

Total revenues	15,100.7	14,431.3	29,995.0	29,504.2

Expenses
Benefit expense	11,922.0	10,985.9	23,150.0	22,368.2
Selling, general and administrative expense:
Selling expense	405.6	403.1	802.6	805.5
General and administrative expense	1,605.5	1,751.6	3,285.0	3,523.3

Total selling, general and administrative expense	2,011.1	2,154.7	4,087.6	4,328.8
Interest expense	103.6	100.2	209.5	199.6
Amortization of other intangible assets	56.6	60.9	113.4	121.6
Impairment of other intangible assets	–	–	–	21.1

Total expenses	14,093.3	13,301.7	27,560.5	27,039.3

Income before income tax expense	1,007.4	1,129.6	2,434.5	2,464.9
Income tax expense	305.8	407.2	806.3	865.7

Net income	$701.6	$722.4	$1,628.2	$1,599.2

Net income per share
Basic	$1.92	$1.73	$4.40	$3.73

Diluted	$1.89	$1.71	$4.34	$3.68

Dividends per share	$0.25	$–	$0.50	$–

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2011	2010
(In millions)

Operating activities
Net income	$1,628.2	$1,599.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains/losses on investments	(98.6)	(84.9)
Other-than-temporary impairment losses recognized in income	10.8	25.8
Loss on disposal of assets	1.8	1.4
Deferred income taxes	111.3	67.7
Amortization, net of accretion	258.3	233.3
Impairment of other intangible assets	–	21.1
Depreciation expense	47.2	53.4
Share-based compensation	60.9	57.1
Excess tax benefits from share-based compensation	(36.1)	(22.9)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(58.6)	(305.3)
Other invested assets	(18.9)	8.9
Other assets	(137.6)	(94.1)
Policy liabilities	526.6	(57.8)
Unearned income	146.7	(14.8)
Accounts payable and accrued expenses	(456.2)	(296.8)
Other liabilities	(186.2)	82.6
Income taxes	108.1	(1,307.6)
Other, net	(21.0)	(33.1)

Net cash provided by (used in) operating activities	1,886.7	(66.8)

Investing activities
Purchases of fixed maturity securities	(6,351.1)	(4,674.6)
Proceeds from fixed maturity securities:
Sales	4,982.9	3,097.9
Maturities, calls and redemptions	1,204.8	1,870.6
Purchases of equity securities	(194.9)	(122.9)
Proceeds from sales of equity securities	72.4	116.4
Purchases of other invested assets	(61.3)	(48.0)
Proceeds from sales of other invested assets	14.0	21.7
Changes in securities lending collateral	89.7	(337.8)
Purchases of subsidiaries, net of cash acquired	–	(0.3)
Purchases of property and equipment	(206.6)	(222.8)
Proceeds from sales of property and equipment	3.0	5.4
Other, net	(23.1)	(25.5)

Net cash used in investing activities	(470.2)	(319.9)

Financing activities
Net proceeds from (repayments of) commercial paper borrowings	600.9	(0.5)
Proceeds from long-term borrowings	–	100.0
Repayments of long-term borrowings	(702.7)	(71.8)
Proceeds from short-term borrowings	100.0	100.0
Repayments of short-term borrowings	(100.0)	–
Changes in securities lending payable	(89.7)	337.8
Changes in bank overdrafts	71.1	(96.4)
Repurchase and retirement of common stock	(1,456.3)	(2,881.4)
Cash dividends	(183.9)	–
Proceeds from issuance of common stock under employee stock plans	215.2	92.4
Excess tax benefits from share-based compensation	36.1	22.9

Net cash used in financing activities	(1,509.3)	(2,397.0)

Effect of foreign exchange rates on cash and cash equivalents	3.8	(4.5)

Change in cash and cash equivalents	(89.0)	(2,788.2)
Cash and cash equivalents at beginning of period	1,788.8	4,816.1

Cash and cash equivalents at end of period	$1,699.8	$2,027.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	–	–	–	1,628.2	–	1,628.2
Change in net unrealized gains/losses on investments	–	–	–	–	98.0	98.0
Non-credit component of other-than-temporary impairment losses on investments, net of taxes	–	–	–	–	4.3	4.3
Change in net unrealized gains/losses on cash flow hedges	–	–	–	–	0.7	0.7
Change in net periodic pension and postretirement costs	–	–	–	–	13.7	13.7
Foreign currency translation adjustments	–	–	–	–	2.4	2.4

Comprehensive income						1,747.3
Repurchase and retirement of common stock	(20.8)	(0.2)	(710.2)	(745.9)	–	(1,456.3)
Dividends and dividend equivalents	–	–	–	(185.8)	–	(185.8)
Issuance of common stock under employee stock plans, net of related tax benefits	5.3	–	263.5	–	–	263.5

June 30, 2011	362.2	$3.6	$12,415.9	$11,418.1	$343.7	$24,181.3

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

June 30, 2011

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1.  Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are the largest health benefits company in terms of commercial membership in the United States, serving 34.2 medical members through our affiliated health plans and a total of more than 69.0 individuals through our subsidiaries as of June 30, 2011. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2010 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP for interim reporting. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 have been recorded. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

2.  Basis of Presentation (continued)

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

In 2010, the U.S. Federal government enacted legislation requiring that certain lines of business meet specified minimum medical loss ratios. For this purpose, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. However, certain components of the medical loss ratio computation as defined by HHS cannot be classified consistently under GAAP. Accordingly, benefit expense ratios shown in our GAAP basis presentation are different than the medical loss ratios in accordance with HHS guidance for purposes of calculating rebates. Prior period amounts have not been reclassified due to immateriality.

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

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Federal health care reform legislation. Activity related to these liabilities for the six months ended June 30, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2010 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$53.1	$19.0	$4.9	$77.0
Payments	(14.5)	(5.2)	(1.3)	(21.0)
Liability released	(8.7)	(3.1)	(0.8)	(12.6)

Liability for employee termination costs at June 30, 2011	29.9	10.7	2.8	43.4

Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	14.4	4.3	1.9	20.6
Payments	(2.2)	(0.6)	(0.3)	(3.1)
Liability released	(2.2)	(0.7)	(0.3)	(3.2)

Liability for lease and other contract exit costs at June 30, 2011	10.0	3.0	1.3	14.3

Total liability for 2010 restructuring activities at June 30, 2011	$39.9	$13.7	$4.1	$57.7

3.  Restructuring Activities (continued)

The 2009 restructuring activities were executed as a result of a strategic realignment to our corporate strategy. Activity related to these liabilities for the six months ended June 30, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2009 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$12.0	$2.7	$1.3	$16.0
Payments	(6.4)	(1.4)	(0.7)	(8.5)
Liability released	(2.5)	(0.5)	(0.3)	(3.3)

Liability for employee termination costs at June 30, 2011	3.1	0.8	0.3	4.2

Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	27.4	3.0	8.7	39.1
Payments	(0.6)	(0.1)	(0.2)	(0.9)

Liability for lease and other contract exit costs at June 30, 2011	26.8	2.9	8.5	38.2

Total liability for 2009 restructuring activities at June 30, 2011	$29.9	$3.7	$8.8	$42.4

4.  Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $8.4 and $6.1 for the three months ended June 30, 2011 and 2010, respectively. Other-than-temporary impairment losses recognized in income totaled $10.8 and $25.8 for the six months ended June 30, 2011 and 2010, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2011 and 2010. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three months and six months ended June 30, 2011 and 2010.

4.  Investments (continued)

A summary of current and long-term investments, available-for-sale, at June 30, 2011 and December 31, 2010 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
June 30, 2011:
Fixed maturity securities:
United States Government securities	$366.7	$14.0	$(0.8)	$–	$379.9	$–
Government sponsored securities	252.7	4.7	(0.1)	–	257.3	–
States, municipalities and political subdivisions – tax-exempt	5,077.4	211.4	(7.9)	(27.5)	5,253.4	–
Corporate securities	6,831.4	358.2	(22.4)	(4.3)	7,162.9	–
Options embedded in convertible debt securities	89.0	–	–	–	89.0	–
Residential mortgage-backed securities	2,780.4	111.5	(6.0)	(10.9)	2,875.0	(2.4)
Commercial mortgage-backed securities	424.8	13.1	(0.6)	(1.8)	435.5	–
Other debt obligations	235.6	5.5	(0.2)	(8.2)	232.7	(0.2)

Total fixed maturity securities	16,058.0	718.4	(38.0)	(52.7)	16,685.7	$(2.6)

Equity securities	974.0	443.5	(7.6)	–	1,409.9

Total investments, available-for-sale	$17,032.0	$1,161.9	$(45.6)	$(52.7)	$18,095.6

December 31, 2010:
Fixed maturity securities:
United States Government securities	$500.9	$14.1	$(3.6)	$–	$511.4	$–
Government sponsored securities	325.6	6.0	(0.8)	–	330.8	–
States, municipalities and political subdivisions – tax-exempt	4,630.2	130.5	(38.9)	(29.6)	4,692.2	–
Corporate securities	6,850.1	385.1	(16.9)	(7.1)	7,211.2	(0.8)
Options embedded in convertible debt securities	108.3	–	–	–	108.3	–
Residential mortgage-backed securities	2,747.2	113. 7	(9.0)	(15.4)	2,836.5	(6.2)
Commercial mortgage-backed securities	330.9	9.2	(1.5)	(2.2)	336.4	–
Other debt obligations	268.0	6.2	(0.3)	(9.4)	264.5	(2.1)

Total fixed maturity securities	15,761.2	664.8	(71.0)	(63.7)	16,291.3	$(9.1)

Equity securities	894.2	383.2	(7.8)	–	1,269.6

Total investments, available-for-sale	$16,655.4	$1,048.0	$(78.8)	$(63.7)	$17,560.9

At June 30, 2011, we owned $3,310.5 of mortgage-backed securities and $232.7 of asset-backed securities out of a total available-for-sale investment portfolio of $18,095.6. These securities included sub-prime and Alt-A securities with fair values of $68.8 and $216.5, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $4.4 and $3.5, respectively. The average credit rating of the sub-prime and Alt-A securities was “BBB” and “B”, respectively.

4.  Investments (continued)

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)

June 30, 2011:
Fixed maturity securities:
United States Government securities	13	$64.3	$(0.8)	–	$–	$–
Government sponsored securities	6	16.9	(0.1)	–	–	–
States, municipalities and political subdivisions – tax-exempt	196	672.8	(7.9)	93	159.7	(27.5)
Corporate securities	778	1,253.0	(22.4)	28	44.4	(4.3)
Residential mortgage-backed securities	274	539.5	(6.0)	67	96.7	(10.9)
Commercial mortgage-backed securities	30	68.5	(0.6)	3	7.7	(1.8)
Other debt obligations	19	52.3	(0.2)	33	35.3	(8.2)

Total fixed maturity securities	1,316	2,667.3	(38.0)	224	343.8	(52.7)
Equity securities	690	77.8	(7.6)	–	–	–

Total fixed maturity and equity securities	2,006	$2,745.1	$(45.6)	224	$343.8	$(52.7)

December 31, 2010:
Fixed maturity securities:
United States Government securities	23	$142.9	$(3.6)	–	$–	$–
Government sponsored securities	24	103.5	(0.8)	–	–	–
States, municipalities and political subdivisions – tax-exempt	449	1,493.1	(38.9)	101	166.1	(29.6)
Corporate securities	742	1,436.3	(16.9)	65	92.9	(7.1)
Residential mortgage-backed securities	279	512.6	(9.0)	82	149.9	(15.4)
Commercial mortgage-backed securities	34	107.5	(1.5)	3	8.1	(2.2)
Other debt obligations	28	60.9	(0.3)	38	46.4	(9.4)

Total fixed maturity securities	1,579	3,856.8	(71.0)	289	463.4	(63.7)
Equity securities	365	81.6	(7.8)	–	–	–

Total fixed maturity and equity securities	1,944	$3,938.4	$(78.8)	289	$463.4	$(63.7)

4.  Investments (continued)

The amortized cost and fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$553.2	$590.4
Due after one year through five years	5,003.4	5,224.3
Due after five years through ten years	4,517.6	4,712.1
Due after ten years	2,778.6	2,848.4
Mortgage-backed securities	3,205.2	3,310.5

Total available-for-sale fixed maturity securities	$16,058.0	$16,685.7

During the six months ended June 30, 2011, we sold $5,055.3 of fixed maturity and equity securities which resulted in gross realized gains of $155.5 and gross realized losses of $57.1. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2011 and 2010 that were material to the consolidated financial statements.

5.  Fair Value (continued)

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 is as follows:

	Level I	Level II	Level III	Total
June 30, 2011:
Assets:
Cash equivalents	$1,234.0	$–	$–	$1,234.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	379.9	–	–	379.9
Government sponsored securities	–	257.3	–	257.3
States, municipalities and political subdivisions – tax-exempt	–	5,253.4	–	5,253.4
Corporate securities	–	6,980.3	182.6	7,162.9
Options embedded in convertible debt securities	–	89.0	–	89.0
Residential mortgage-backed securities	–	2,875.0	–	2,875.0
Commercial mortgage-backed securities	–	422.4	13.1	435.5
Other debt obligations	–	168.9	63.8	232.7

Total fixed maturity securities	379.9	16,046.3	259.5	16,685.7
Equity securities	1,263.2	117.7	29.0	1,409.9
Other invested assets, current	20.8	–	–	20.8
Securities lending collateral	414.1	396.2	–	810.3
Derivatives excluding embedded options (reported with other noncurrent assets)	–	90.2	–	90.2

Total assets	$3,312.0	$16,650.4	$288.5	$20,250.9

December 31, 2010:
Assets:
Cash equivalents	$1,374.9	$–	$–	$1,374.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	511.4	–	–	511.4
Government sponsored securities	–	330.8	–	330.8
States, municipalities and political subdivisions – tax-exempt	–	4,692.2	–	4,692.2
Corporate securities	–	6,932.8	278.4	7,211.2
Options embedded in convertible debt securities	–	108.3	–	108.3
Residential mortgage-backed securities	–	2,832.7	3.8	2,836.5
Commercial mortgage-backed securities	–	328.6	7.8	336.4
Other debt obligations	–	183.1	81.4	264.5

Total fixed maturity securities	511.4	15,408.5	371.4	16,291.3
Equity securities	1,202.3	50.0	17.3	1,269.6
Other invested assets, current	21.1	–	–	21.1
Securities lending collateral	355.7	544.6	–	900.3
Derivatives excluding embedded options (reported with other noncurrent assets)	–	95.3	–	95.3

Total assets	$3,465.4	$16,098.4	$388.7	$19,952.5

5.  Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended June 30, 2011:
Beginning balance at April 1, 2011	$252.0	$3.6	$8.0	$71.8	$28.2	$363.6
Total gains (losses):
Recognized in net income	5.1	–	–	(0.1)	(2.4)	2.6
Recognized in accumulated other comprehensive income	(4.9)	–	–	(1.1)	2.9	(3.1)
Purchases	9.8	–	–	2.7	0.1	12.6
Sales	(3.9)	(3.6)	–	(4.8)	–	(12.3)
Issuances	–	–	–	–	–	–
Settlements	(116.9)	–	(0.4)	(4.7)	–	(122.0)
Transfers into Level III	41.4	–	5.5	–	0.2	47.1
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2011	$182.6	$–	$13.1	$63.8	$29.0	$288.5

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2011	$–	$–	$–	$(0.2)	$(2.4)	$(2.6)

Three Months Ended June 30, 2010:
Beginning balance at April 1, 2010	$235.7	$–	$7.4	$105.8	$4.5	$353.4
Total gains (losses):
Recognized in net income	0.3	–	–	(0.8)	–	(0.5)
Recognized in accumulated other comprehensive income	2.6	–	0.1	3.8	(1.1)	5.4
Purchases, sales, issuances and settlements, net	(15.3)	–	(0.3)	(20.6)	0.5	(35.7)
Transfers into Level III	4.0	–	–	–	–	4.0
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2010	$227.3	$–	$7.2	$88.2	$3.9	$326.6

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2010	$–	$–	$–	$(0.1)	$–	$(0.1)

5.  Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Six Months Ended June 30, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	6.5	–	–	(0.6)	(3.9)	2.0
Recognized in accumulated other comprehensive income	(6.5)	–	0.5	1.0	5.7	0.7
Purchases	15.3	–	–	3.5	10.1	28.9
Sales	(23.9)	(3.6)	–	(11.5)	(0.4)	(39.4)
Issuances	–	–	–	–	–	–
Settlements	(128.6)	(0.2)	(0.7)	(10.0)	–	(139.5)
Transfers into Level III	41.4	–	5.5	–	0.2	47.1
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2011	$182.6	$–	$13.1	$63.8	$29.0	$288.5

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2011	$–	$–	$–	$(0.3)	$(3.9)	$(4.2)

Six Months Ended June 30, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	0.3	–	–	(2.4)	(0.8)	(2.9)
Recognized in accumulated other comprehensive income	7.5	–	0.6	7.9	(0.3)	15.7
Purchases, sales, issuances and settlements, net	(16.2)	(2.0)	(0.5)	(23.3)	0.5	(41.5)
Transfers into Level III	4.0	–	–	–	–	4.0
Transfers out of Level III	–	–	–	–	–	–

Ending balance at June 30, 2010	$227.3	$–	$7.2	$88.2	$3.9	$326.6

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2010	$–	$–	$–	$(0.2)	$(0.8)	$(1.0)

There were no material transfers between Levels I, II or III during the three and six months ended June 30, 2011 and 2010.

5.  Fair Value (continued)

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$945.7	$945.7	$865.4	$865.4

Liabilities:
Debt:
Short-term borrowings	100.0	100.0	100.0	100.0
Commercial paper	937.1	937.1	336.2	336.2
Notes and capital leases	7,811.3	8,410.2	8,517.5	9,010.6

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

Long-term debt – notes and capital leases: The fair value of notes is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities. Capital leases are carried at the unamortized present value of the minimum lease payments, which approximates fair value.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, unearned income, accounts payable and accrued expenses, income taxes receivable/payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table above.

6.  Income Taxes

During the three months ended June 30, 2011 and 2010, we recognized income tax expense of $305.8 and $407.2, respectively, which represents effective tax rates of 30.4% and 36.0%, respectively. During the six months ended June 30, 2011 and 2010, we recognized income tax expense of $806.3 and $865.7, respectively, which represents effective tax rates of 33.1% and 35.1%, respectively. The decrease in effective tax rates primarily resulted from prior tax year federal and state audit settlements.

7.  Retirement Benefits

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the three months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$4.3	$4.3	$1.5	$1.8
Interest cost	21.2	22.1	7.8	8.6
Expected return on assets	(32.0)	(34.9)	(4.3)	(2.5)
Recognized actuarial loss	6.4	6.4	2.6	2.0
Settlement loss	3.3	–	–	–
Amortization of prior service credit	(0.2)	(0.2)	(3.0)	(2.4)

Net periodic benefit cost (credit)	$3.0	$(2.3)	$4.6	$7.5

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the six months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$8.6	$8.6	$3.2	$3.7
Interest cost	42.4	44.3	16.2	17.3
Expected return on assets	(64.1)	(69.8)	(8.6)	(5.1)
Recognized actuarial loss	12.9	12.8	5.2	3.9
Settlement loss	10.7	–	–	–
Amortization of prior service credit	(0.4)	(0.4)	(5.4)	(4.8)

Net periodic benefit cost (credit)	$10.1	$(4.5)	$10.6	$15.0

For the year ending December 31, 2011, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions to our retirement benefit plans were made during the six months ended June 30, 2011.

8.  Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, and matures on September 30, 2013. There were no amounts outstanding under this facility as of June 30, 2011 or at any time during the six months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2011, we had $937.1 outstanding under this program.

9.  Commitments and Contingencies

Litigation

In the ordinary course of business, we are defendants in or parties to a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court filings the amount of damages being sought, we have noted those alleged damages in the descriptions below. With respect to the cases described below, we contest liability and/or the amount of damages in each matter and believe we have meritorious defenses.

In various California state courts, we are defending a number of individual lawsuits, including one filed by the Los Angeles City Attorney, and one purported class action alleging the wrongful rescission of individual insurance policies. The suits name WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuits generally allege breach of contract, bad faith and unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The parties agreed to mediate most of these lawsuits and the mediation resulted in the resolution of some of these lawsuits. Final approval of the class action settlement was granted on July 13, 2010, and no appeals were filed. Payments pursuant to the terms of the settlement commenced in the first quarter of 2011 and were completed during the second quarter of 2011. The payments did not have a material impact on our consolidated financial position or results of operations. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Los Angeles City Attorney is requesting two thousand five hundred dollars ($2,500) per alleged violation of the California Business and Professions Code. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

We are currently defending several certified or putative class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc., et al.; Mary E. Ormond, et al. v. Anthem, Inc., et al.; Jeffrey D. Jorling v. Anthem, Inc., et al; and Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for extinguishing their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. Oral argument was held in November 2008. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was argued on June 10, 2011 and remains pending. In the Ormond suit, our motion to dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violations of federal and state securities laws, for violations of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash distributions in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. As a result of certain theories advanced by plaintiffs, we have filed a conditional motion to decertify the class and plaintiffs

9.  Commitments and Contingencies (continued)

have filed a motion to narrow the class definition. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. In court filings, the plaintiffs in Ormond have alleged that the plaintiff class is entitled to compensatory damages ranging from approximately $265.0 to $545.0 on the remaining claims, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, punitive damages in amounts not less than $500.0, and their costs and expenses in the action. Plaintiffs also have filed a motion for partial summary judgment, which we have opposed and moved to strike. On December 23, 2010, plaintiff’s motion for class certification was denied in the Jorling suit. Plaintiff renewed his motion for class certification on May 1, 2011 and requested that a new named plaintiff be joined in the lawsuit. In court filings, plaintiff has alleged that the putative class in Jorling, if certified as originally proposed, would be entitled to compensatory damages ranging from approximately $350.0 to $385.0, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, and his costs and expenses in the action. We have moved for summary judgment on all claims, and plaintiff has moved for partial summary judgment as to certain claims. Those motions are pending. On November 4, 2009, a class was certified in the Mell suit. That class consists of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between the dates of June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the United States Court of Appeals for the Sixth Circuit, which is pending. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to members of some of our affiliates and subsidiaries dental plans. The dentists sue as purported assignees of their patients’ rights to benefits under our dental plans. The complaint alleges that we breached our contractual obligations in violation of ERISA by paying usual, customary and reasonable (UCR) rates, rather than the dentists’ actual charges, allegedly relying on undisclosed, non-existent or flawed UCR data. The plaintiffs claim, among other things, that the data failed to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that we were aware that the data was inappropriate to set UCR rates and that we routinely paid OON dentists less than their actual charges representing that its OON payments were properly determined UCR rates. The suit was pending in the United States District Court for the Southern District of Florida. The district court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

We are a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in

9.  Commitments and Contingencies (continued)

determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint, which is pending. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted earlier this year, and the court ordered the plaintiffs to dismiss their claims that are barred by the release. The physician and medical association plaintiffs filed an emergency motion to stay the preliminary injunction pending appeal, for the right to pursue an interlocutory appeal, and for an expedited appeal, all of which were denied. The plaintiffs also filed a petition for declaratory judgment asking the Court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs filed a notice of appeal from the dismissal of the declaratory judgment action with the United States Court of Appeals for the Eleventh Circuit. We intend to vigorously defend these suits; however, their ultimate outcomes cannot be presently determined.

Where available information indicates that it is probable that a loss has been incurred as of the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible loss or range of loss.

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of loss, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $500.0 at June 30, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

9.  Commitments and Contingencies (continued)

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

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts will be the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum script volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at June 30, 2011.

During 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at June 30, 2011 was $298.6 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our commitment under this agreement at June 30, 2011 was $904.1 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

10.  Capital Stock

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

During the six months ended June 30, 2011, we repurchased and retired approximately 20.8 shares at an average per share price of $69.92, for an aggregate cost of $1,456.3. During the six months ended June 30, 2010, we repurchased and retired approximately 49.7 shares at an average per share price of $57.93, for an aggregate cost of $2,881.4. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On February 3, February 22 and May 17, 2011, our Board of Directors increased the share repurchase authorization by $375.0, $1,100.0 and $500.0, respectively. As of June 30, 2011, $667.2 remained authorized for future repurchases. Subsequent to June 30, 2011, we repurchased and retired approximately 1.7 shares for an aggregate cost of approximately $133.7, leaving approximately $533.5 for authorized future repurchases at July 15, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

On July 26, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend will be paid on September 23, 2011 to the shareholders of record as of September 9, 2011.

On May 17, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $91.1 was paid on June 24, 2011 to the shareholders of record as of June 10, 2011.

On February 22, 2011, our Board of Directors declared a quarterly dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $92.8 was paid on March 25, 2011 to the shareholders of record as of March 10, 2011.

10.  Capital Stock (continued)

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	24.9	$59.60
Granted	1.5	66.12
Exercised	(4.2)	51.68
Forfeited or expired	(1.1)	62.34

Outstanding at June 30, 2011	21.1	61.47	4.3	$373.9

Exercisable at June 30, 2011	16.2	64.40	3.9	$241.6

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2011 is as follows:

	Restricted Stock Shares And Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2011	4.2	$44.71
Granted	1.6	66.10
Vested	(1.8)	43.45
Forfeited	(0.2)	46.71

Nonvested at June 30, 2011	3.8	54.74

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.84%	3.09%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.379%	–
Weighted-average expected life	4.0 years	4.0 years

10.  Capital Stock (continued)

The following weighted-average fair values were determined for the six months ended June 30, 2011 and 2010:

	2011	2010
Options granted during the period	$17.81	$18.82

11.  Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Denominator for basic earnings per share – weighted average shares	366.1	417.3	370.1	429.1
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	5.4	4.5	5.3	5.0

Denominator for diluted earnings per share	371.5	421.8	375.4	434.1

During the three months ended June 30, 2011 and 2010, weighted average shares related to certain stock options of 8.1 and 18.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2011 and 2010, weighted average shares related to certain stock options of 10.1 and 17.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2011, we issued approximately 1.6 restricted stock units under our stock incentive plans, 0.7 of whose vesting is contingent upon us meeting specified annual performance targets for 2011. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

12.  Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K.

Financial data by reportable segment for the three and six months ended June 30, 2011 and 2010 is as follows:

	Commercial	Consumer	Other	Total
Three Months Ended June 30, 2011:
Operating revenue from external customers	$8,646.8	$4,353.4	$1,879.6	$14,879.8
Operating gain	747.2	176.7	22.8	946.7

Three Months Ended June 30, 2010:
Operating revenue from external customers	$8,463.0	$3,992.0	$1,743.6	$14,198.6
Operating gain	745.7	300.9	11.4	1,058.0

Six Months Ended June 30, 2011:
Operating revenue from external customers	$17,210.9	$8,587.8	$3,735.9	$29,534.6
Operating gain	1,872.3	382.5	42.2	2,297.0

Six Months Ended June 30, 2010:
Operating revenue from external customers	$17,541.2	$8,005.1	$3,495.4	$29,041.7
Operating gain (loss)	1,724.1	626.9	(6.3)	2,344.7

12.  Segment Information (continued)

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Reportable segments operating revenues	$14,879.8	$14,198.6	$29,534.6	$29,041.7
Net investment income	187.8	202.3	372.6	403.4
Net realized gains on investments	41.5	36.5	98.6	84.9
Other-than-temporary impairment losses recognized in income	(8.4)	(6.1)	(10.8)	(25.8)

Total revenues	$15,100.7	$14,431.3	$29,995.0	$29,504.2

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Reportable segments operating gain	$946.7	$1,058.0	$2,297.0	$2,344.7
Net investment income	187.8	202.3	372.6	403.4
Net realized gains on investments	41.5	36.5	98.6	84.9
Other-than-temporary impairment losses recognized in income	(8.4)	(6.1)	(10.8)	(25.8)
Interest expense	(103.6)	(100.2)	(209.5)	(199.6)
Amortization of other intangible assets	(56.6)	(60.9)	(113.4)	(121.6)
Impairment of other intangible assets	–	–	–	(21.1)

Income before income tax expense	$1,007.4	$1,129.6	$2,434.5	$2,464.9

13.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$701.6	$722.4	$1,628.2	$1,599.2
Change in net unrealized gains/losses on investments	85.2	(20.1)	98.0	79.1
Change in non-credit component of other-than-temporary impairment losses on investments	–	(0.2)	4.3	(3.3)
Change in net unrealized gains/losses on cash flow hedges	0.3	(7.9)	0.7	(7.7)
Change in net periodic pension and postretirement costs	5.4	3.4	13.7	6.8
Foreign currency translation adjustments	1.4	(1.3)	2.4	(2.3)

Comprehensive income	$793.9	$696.3	$1,747.3	$1,671.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership – June 30, 2011 Compared to June 30, 2010

V.	Cost of Care

VI.	Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

VII.	Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010 and the MD&A included in our 2010 Annual Report on Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2011 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2011. Also see Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K and Part II, Item 1A, of this Form 10-Q.

In 2010, the U.S. Federal government enacted legislation requiring that certain lines of business meet specified minimum medical loss ratios. For this purpose, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under U.S. generally accepted accounting principles, or GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. However, certain components of the medical loss ratio computation as defined by HHS cannot be classified consistently under GAAP. Accordingly, benefit expense ratios shown in our GAAP basis presentation are different than the medical loss ratios in accordance with HHS guidance for purposes of calculating rebates. Prior period amounts have not been reclassified due to immateriality.

I.	Executive Summary

We are the largest health benefits company in terms of medical membership in the United States, serving 34.2 medical members through our affiliated health plans and a total of more than 69.0 individuals through our subsidiaries as of June 30, 2011. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended June 30, 2011 was $14,879.8, an increase of $681.2, or 5%, from the three months ended June 30, 2010, reflecting premium rate increases in our Commercial segment designed to cover cost trends, partially offset by fully-insured membership declines in that segment. In addition, increased membership in our Senior business within our Consumer segment and increased reimbursement from the Federal Employee Program, or FEP, within our Other segment contributed to the increased operating revenues.

Operating revenue for the six months ended June 30, 2011 was $29,534.6, an increase of $492.9, or 2% from the six months ended June 30, 2010, reflecting premium rate increases in our Commercial segment designed to cover cost trends, partially offset by fully-insured membership declines and the conversion of two large accounts from fully-insured to self-funded status during 2010 in that segment. In addition, increased membership in our Senior business within our Consumer segment and increased reimbursement from the FEP program within our Other segment contributed to the increased operating revenues.

Net income for the three months ended June 30, 2011 was $701.6, a decrease of $20.8, or 3%, from the three months ended June 30, 2010. This decrease in net income was primarily driven by lower operating results in our Consumer segment, partially offset by lower income tax expense. For additional details, see “Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010” included in this MD&A. Our fully-diluted earnings per share, or EPS, was $1.89 for the three months ended June 30, 2011, which represents an 11% increase over the EPS of $1.71 for the three months ended June 30, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding in 2011 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Net income for the six months ended June 30, 2011 was $1,628.2, an increase of $29.0, or 2%, from the six months ended June 30, 2010. This increase in net income was primarily driven by improved operating results in our Commercial and Other segments and lower income taxes, partially offset by lower operating results in our Consumer segment. For additional details, see “Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010” included in this MD&A. Our fully-diluted EPS was $4.34 for the six months ended June 30, 2011, which represents an 18% increase over the EPS of $3.68 for the six months ended June 30, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding in 2011 due to share buyback activity under our share repurchase program and, to a lesser extent, increased net income.

Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider as part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussion within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30
	2011	2010	Change	% Change
Net income	$701.6	$722.4	$(20.8)	(3)%
Less (net of tax):
Net realized gains on investments, net of tax expense of $14.5 and $13.0, respectively	27.0	23.5	3.5
Other-than-temporary impairment losses on investments, net of tax benefit of $2.9 and $2.2, respectively	(5.5)	(3.9)	(1.6)

Adjusted net income	$680.1	$702.8	$(22.7)	(3)%

EPS	$1.89	$1.71	$0.18	11%
Less (net of tax):
Net realized gains on investments	0.07	0.05	0.02
Other-than-temporary impairment losses on investments	(0.01)	(0.01)	–

Adjusted EPS	$1.83	$1.67	$0.16	10%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30
	2011	2010	Change	% Change
Net income	$1,628.2	$1,599.2	$29.0	2%
Less (net of tax):
Net realized gains on investments, net of tax expense of $34.5 and $30.0, respectively	64.1	54.9	9.2
Other-than-temporary impairment losses on investments, net of tax benefit of $3.8 and $9.1, respectively	(7.0)	(16.7)	9.7
Impairment of other intangible assets, net of tax benefit of $0.0 and $7.4, respectively	–	(13.7)	13.7

Adjusted net income	$1,571.1	$1,574.7	$(3.6)	–%

EPS	$4.34	$3.68	$0.66	18%
Less (net of tax):
Net realized gains on investments	0.17	0.12	0.05
Other-than-temporary impairment losses on investments	(0.02)	(0.04)	0.02
Impairment of other intangible assets	–	(0.03)	0.03

Adjusted EPS	$4.19	$3.63	$0.56	15%

Operating cash flow for the six months ended June 30, 2011 was $1,886.7, or 1.2 times net income. Operating cash flow for the six months ended June 30, 2010 reflected a net outflow of $66.8, primarily driven by a $1,208.0 tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on the sale of our prescription benefit management business, or PBM, on December 1, 2009. The increase in operating cash flow from 2010 of $1,953.5 was driven primarily by the $1,208.0 tax payment made in 2010 and increases in policy liabilities due to modest reserve strengthening during 2011.

II.	Overview

We manage our operations through three reportable segments: Commercial, Consumer and Other. For a more detailed discussion of our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

III.	Significant Transactions

Pending Acquisition of CareMore Health Group

On June 8, 2011, we announced that we had entered into an agreement to acquire CareMore Health Group, a senior focused health care delivery program that includes Medicare Advantage plans and clinics designed to deliver proactive, integrated, individualized health care in select California, Arizona and Nevada markets. The acquisition, which supports our strategic plans including our intent to capitalize on new opportunities for growth in the changing healthcare marketplace, is expected to close in the second half of 2011 and is subject to regulatory approvals and standard closing conditions.

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

For additional information regarding our use of capital at June 30, 2011, see the “Use of Capital” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

IV.	Membership – June 30, 2011 Compared to June 30, 2010

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas. For a more detailed definition of our medical membership, see the “Membership—December 31, 2010 Compared to December 31, 2009” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2011 and 2010. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(in thousands) Medical Membership	2011	2010	Change	% Change
Customer Type
Local Group	15,197	15,198	(1)	–%
Individual	1,870	1,953	(83)	(4)
National:
National Accounts	7,471	7,108	363	5
BlueCard	4,947	4,782	165	3

Total National	12,418	11,890	528	4
Senior	1,353	1,252	101	8
State-Sponsored	1,838	1,750	88	5
FEP	1,510	1,449	61	4

Total Medical Membership by Customer Type	34,186	33,492	694	2

Funding Arrangement
Self-Funded	20,443	19,425	1,018	5
Fully-Insured	13,743	14,067	(324)	(2)

Total Medical Membership by Funding Arrangement	34,186	33,492	694	2

Reportable Segment
Commercial	27,615	27,107	508	2
Consumer	5,061	4,936	125	3
Other	1,510	1,449	61	4

Total Medical Membership by Reportable Segment	34,186	33,492	694	2

Other Membership
Behavioral Health	25,185	23,700	1,485	6
Life and Disability	5,040	5,225	(185)	(4)
Dental	4,025	4,077	(52)	(1)
Managed dental[1]	4,342	4,310	32	1
Vision	3,699	3,391	308	9
Medicare Part D	1,217	1,227	(10)	(1)

[1]	Managed dental membership includes members for which we provide administrative services only.

Medical Membership (in thousands)

During the twelve months ended June 30, 2011, total medical membership increased 694, or 2%, primarily due to increases in our National Accounts and BlueCard membership, and to a lesser degree, increases in our Senior, State-Sponsored and FEP membership. We estimate at least one third of the increase is attributable to new federal regulations associated with health care reform requiring coverage of dependents up to age 26. These increases were offset by declines in our Individual and Local Group businesses.

Self-funded medical membership increased 1,018, or 5%, primarily due to increases in self-funded National Accounts and Local Group membership resulting from additional sales and two large groups converting to self-funded arrangements, partially offset by declines in self-funded non-BCBSA-branded business.

Fully-insured membership decreased 324, or 2%, primarily due to two large groups converting from fully-insured to self-funded arrangements and declines in National Accounts, Individual and Local Group non-BCBSA-branded business fully-insured membership, partially offset by Senior Medicare Advantage, FEP and State-Sponsored membership increases.

Local Group membership was essentially flat, primarily due to membership declines in our non-BCBSA-branded membership, nearly offset by increases due to net sales.

Individual membership decreased 83, or 4%, primarily due to a decline in BCBSA-branded business, resulting from delayed product approvals for new health care reform compliant products, a competitive environment and, to a lesser extent, declines in non-BCBSA-branded business.

National Accounts membership increased 363, or 5%, primarily driven by additional sales reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio.

BlueCard membership increased 165, or 3%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership increased 101, or 8%, primarily due to increases in our Medicare Advantage plans, partially offset by declines in our Medicare Supplement membership.

State-Sponsored membership increased 88, or 5%, primarily due to growth in Indiana, California, South Carolina and Virginia.

FEP membership increased 61, or 4%, primarily due to new federal regulations associated with health care reform requiring coverage of dependents up to age 26.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 1,485, or 6%, primarily due to new sales to several major accounts in our National Accounts business, increased Medicare Advantage medical membership and a change in methodology of how we report certain portions of the behavioral health membership.

Life and disability membership decreased 185, or 4%, primarily due to fully-insured membership declines in our National Accounts business. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 52, or 1%, primarily due to lapses associated with current economic conditions, partially offset by new sales due to introduction of two new product offerings.

Managed dental membership increased 32, or 1%, reflecting incremental sales by our DeCare Dental, LLC subsidiary.

Vision membership increased 308, or 9%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by lapses.

Medicare Part D membership decreased 10, or 1%, primarily due to lapses in Low Income Subsidy membership in 2011, partially offset by new membership associated with the increase in our Medicare Advantage medical membership.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2011 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2011 cost of care trend estimate of 7.5% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend was driven more by unit cost than utilization. Inpatient hospital trend was in the high single digit range and was primarily related to increases in cost per admission. Primary contributors to unit cost trends include elevated average case acuity (intensity) as well as negotiated rate increases with hospitals. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were lower than prior year, however, inpatient day counts per thousand members were slightly higher. As a result, the average length of inpatient stays increased compared to prior year levels. Clinical management and re-contracting efforts are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we have introduced programs related to readmission management, focused utilization management at high costs facilities, and post-discharge follow-up care.

Outpatient trend was in the mid-to-high single digit range and was primarily driven by unit cost. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was slightly lower than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). As an example, WellPoint recently launched an emergency room program and education campaign incorporating Google® maps to make it easier to find and use retail health clinics and urgent care centers for non-emergency conditions when regular physicians are not available. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This is allowing us to achieve greater efficiencies in the high trend area of radiology, ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management and specialty pharmacy reviews is aiding our efforts to mitigate trend increases.

Physician services trend was in the low-to-mid single digit range and primarily driven by unit cost. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the low-to-mid single digit range and was 55% unit cost (cost per prescription) related and 45% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures continue to be mitigated by increases in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform, introducing a number of new reimbursement models. We are currently working with provider organizations to develop Accountable Care Organization pilot programs. These programs are designed to enhance coordination of care throughout the health system, appropriately align incentives and encourage responsibility among patients, payors and providers to enhance member health outcomes. We are also advancing patient-centered medical home programs in the majority of our states to help modernize and increase the scope of the primary care practices throughout our markets. Early assessment of these programs demonstrates a favorable impact to the quality and cost of health care, and we will continue to evaluate their results.

Additionally, we are fully integrating our Resolution Health, Inc., or RHI, subsidiary’s suite of products aimed to improve health care quality and reduce health care costs. As an example, My Health Advantage® is an RHI product that uses market-leading technology to analyze medical claims, pharmacy claims, lab results, benefit plan information and personal health information to identify opportunities to help close gaps between recommended care and the care that members actually receive. Furthermore, the sale of our pharmacy benefit management services business and the resulting strategic alliance with Express Scripts, Inc. is bringing with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art pharmacy benefit management services.

VI.	Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Our consolidated results of operations for the three months ended June 30, 2011 and 2010 are discussed in the following section.

	Three Months Ended June 30
	2011	2010	$ Change	% Change
Total operating revenue	$14,879.8	$14,198.6	$681.2	5%
Net investment income	187.8	202.3	(14.5)	(7)
Net realized gains on investments	41.5	36.5	5.0	14
Other-than-temporary impairment losses on investments	(8.4)	(6.1)	(2.3)	(38)

Total revenues	15,100.7	14,431.3	669.4	5
Benefit expense	11,922.0	10,985.9	936.1	9
Selling, general and administrative expense	2,011.1	2,154.7	(143.6)	(7)
Other expense[1]	160.2	161.1	(0.9)	(1)

Total expenses	14,093.3	13,301.7	791.6	6

Income before income tax expense	1,007.4	1,129.6	(122.2)	(11)
Income tax expense	305.8	407.2	(101.4)	(25)

Net income	$701.6	$722.4	$(20.8)	(3)

Average diluted shares outstanding	371.5	421.8	(50.3)	(12)%
Diluted net income per share	$1.89	$1.71	$0.18	11%
Benefit expense ratio[2]	85.7%	82.9%		280	bp3
Selling, general and administrative expense ratio[4]	13.5%	15.2%		(170)	bp3
Income before income taxes as a percentage of total revenue	6.7%	7.8%		(110)	bp3
Net income as a percentage of total revenue	4.6%	5.0%		(40)	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Total operating revenue increased $681.2 or 5%, to $14,879.8 in 2011, resulting primarily from increased premiums and administrative fees. Increased premiums resulted from premium rate increases in our Local Group business designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting primarily from the unfavorable economic conditions. The administrative fees increased due to higher self-funded membership in our Local Group and National Accounts businesses, including the impact of conversions from fully-insured to self-funded membership.

Net investment income decreased $14.5, or 7%, to $187.8 in 2011, primarily due to lower yields on investment balances.

Benefit expense increased $936.1, or 9%, to $11,922.0 in 2011, primarily due to higher medical costs in our Local Group business, higher Medicare Advantage membership, adverse selection in certain Medicare Advantage products and increased membership in the FEP business. In addition, an estimated $100.0 of higher than anticipated favorable reserve development was recognized during the second quarter of 2010 with no comparable amounts recorded in 2011. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses.

Our benefit expense ratio increased 280 basis points to 85.7% in 2011, primarily due to higher medical costs in our Senior Medicare Advantage and Local Group businesses, and the reduced amount of favorable reserve development between the two periods.

Selling, general and administrative expense decreased $143.6, or 7%, to $2,011.1 in 2011, primarily due to cost reductions associated with our ongoing efficiency initiatives and lower incentive compensation costs.

Our selling, general and administrative expense ratio declined 170 basis points to 13.5% in 2011, primarily due to an increase in operating revenue and reduced selling, general and administrative expense.

Income tax expense decreased $101.4 or 25%, to $305.8 in 2011, primarily due to a decrease in the effective tax rate and lower income before income tax expense. The effective tax rates in 2011 and 2010 were 30.4% and 36.0%, respectively. The effective tax rate declined primarily due to prior tax year federal and state audit settlements.

Our net income as a percentage of total revenue decreased 40 basis points to 4.6% in 2011 as compared to 2010 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information describing our reportable segments, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K. The discussions of segment results for the three months ended June 30, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$8,646.8	$8,463.0	$183.8	2%
Operating gain	$747.2	$745.7	$1.5	–
Operating margin	8.6%	8.8%		(20	)bp

Operating revenue increased $183.8, or 2%, to $8,646.8 in 2011, primarily due to premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions.

Operating gain increased $1.5, or less than 1%, to $747.2 in 2011, primarily due to lower selling, general and administrative expense associated with our ongoing efficiency initiatives and improved results in our National Accounts business, partially offset by higher medical costs in our Local Group business. In addition, an estimated $40.0 of higher than anticipated favorable reserve development was recognized in the Commercial segment during the second quarter of 2010 with no comparable amounts recorded in 2011.

The operating margin in 2011 was 8.6%, a 20 basis point decrease over 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$4,353.4	$3,992.0	$361.4	9%
Operating gain	$176.7	$300.9	$(124.2)	(41)%
Operating margin	4.1%	7.5%		(340	)bp

Operating revenue increased $361.4, or 9%, to $4,353.4 in 2011, primarily due to increases in our Senior and State-Sponsored businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership while the increase in State-Sponsored revenue reflected both increased pricing and membership.

Operating gain decreased $124.2, or 41%, to $176.7 in 2011, primarily due to lower operating gain in our Senior Medicare Advantage business. This decline was a result of higher medical costs in 2011 due to higher membership and adverse selection in certain Medicare Advantage products. We expect to refine our Medicare Advantage product strategy for 2012. The higher than expected medical costs in 2011 were partially offset by higher than anticipated risk score revenue as a result of an improved risk score estimation process. In addition, an estimated $60.0 of higher than anticipated favorable reserve development was recognized in the Consumer segment during the second quarter of 2010 with no comparable amounts recorded in 2011.

The operating margin in 2011 was 4.1%, a 340 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$1,879.6	$1,743.6	$136.0	8%
Operating gain	$22.8	$11.4	$11.4	100%

Operating revenue increased $136.0, or 8%, to $1,879.6 in 2011, primarily due to growth in the FEP business. FEP membership increased 4% during 2011 as compared to the same period in 2010.

Operating gain increased $11.4 to $22.8 in 2011, primarily due to the FEP business and lower general and administrative expenses.

VII.	Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Our consolidated results of operations for the six months ended June 30, 2011 and 2010 are discussed in the following section.

	Six Months Ended June 30
	2011	2010	$ Change	% Change
Total operating revenue	$29,534.6	$29,041.7	$492.9	2%
Net investment income	372.6	403.4	(30.8)	(8)
Net realized gains on investments	98.6	84.9	13.7	16
Other-than-temporary impairment losses on investments	(10.8)	(25.8)	15.0	58

Total revenues	29,995.0	29,504.2	490.8	2
Benefit expense	23,150.0	22,368.2	781.8	3
Selling, general and administrative expense	4,087.6	4,328.8	(241.2)	(6)
Other expense[1]	322.9	342.3	(19.4)	(6)

Total expenses	27,560.5	27,039.3	521.2	2

Income before income tax expense	2,434.5	2,464.9	(30.4)	(1)
Income tax expense	806.3	865.7	(59.4)	(7)

Net income	$1,628.2	$1,599.2	$29.0	2

Average diluted shares outstanding	375.4	434.1	(58.7)	(14)%
Diluted net income per share	$4.34	$3.68	$0.66	18%
Benefit expense ratio[2]	83.9%	82.3%		160	bp3
Selling, general and administrative expense ratio[4]	13.8%	14.9%		(110)	bp3
Income before income taxes as a percentage of total revenue	8.1%	8.4%		(30)	bp3
Net income as a percentage of total revenue	5.4%	5.4%		–

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense, amortization of other intangible assets and impairment of other intangible assets

[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Total operating revenue increased $492.9 or 2%, to $29,534.6 in 2011, primarily due to premium rate increases in our Local Group business designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business and increased reimbursement in the FEP program. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting primarily from the unfavorable economic conditions and conversions of two large accounts from fully-insured to self-funded status in 2010. Administrative fees also increased due to higher self-funded membership in our Local Group and National Accounts businesses, including the impact of conversions from fully-insured to self-funded membership.

Net investment income decreased $30.8, or 8%, to $372.6 in 2011, primarily due to lower yields on investment balances.

Benefit expense increased $781.8, or 3%, to $23,150.0 in 2011, primarily due to higher medical costs in our Local Group business, higher Medicare Advantage membership, adverse selection in certain Medicare Advantage products and increased membership in the FEP business. In addition, an estimated $100.0 of higher than anticipated favorable reserve development was recognized during the second quarter of 2010 with no comparable amounts recorded in 2011. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses and the conversions of two large accounts from fully-insured to self-funded status in April and July 2010.

Our benefit expense ratio increased 160 basis points to 83.9% in 2011, primarily due to higher medical costs in our Senior, State-Sponsored and Individual businesses and the reduced amount of favorable reserve development between the two periods.

Selling, general and administrative expense decreased $241.2, or 6%, to $4,087.6 in 2011, primarily due to cost reductions associated with our ongoing efficiency initiatives and lower incentive compensation costs.

Our selling, general and administrative expense ratio declined 110 basis points to 13.8% in 2011, primarily due to increased operating revenue and reduced selling, general and administrative expense.

Other expense decreased $19.4, or 6%, to $322.9 in 2011, reflecting a decline in impairment of other intangible assets from 2010 and reduced amortization of certain other intangible assets acquired in prior years, partially offset by increased interest expense due to higher average debt balances.

Income tax expense decreased $59.4 or 7%, to $806.3 in 2011, primarily due to the decrease in the effective tax rate. The effective tax rates in 2011 and 2010 were 33.1% and 35.1%, respectively. The effective tax rate declined primarily due to prior tax year federal and state audit settlements.

Our net income as a percentage of total revenue remained steady at 5.4% in 2011 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as discussed above. The discussions of segment results for the six months ended June 30, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$17,210.9	$17,541.2	$(330.3)	(2)%
Operating gain	$1,872.3	$1,724.1	$148.2	9%
Operating margin	10.9%	9.8%		110	bp

Operating revenue decreased $330.3, or 2%, to $17,210.9 in 2011, primarily due to fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions and the conversion of two large accounts from fully-insured to self-funded status. The decreases in premiums were partially offset by premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses.

Operating gain increased $148.2, or 9%, to $1,872.3 in 2011, primarily due to lower selling, general and administrative expense associated with our ongoing efficiency initiatives and improved results in our National Accounts business, partially offset by an estimated $40.0 of higher than anticipated favorable reserve development that was recognized in the Commercial segment during the second quarter of 2010 with no comparable amounts recorded in 2011.

The operating margin in 2011 was 10.9%, a 110 basis point increase over 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$8,587.8	$8,005.1	$582.7	7%
Operating gain	$382.5	$626.9	$(244.4)	(39)%
Operating margin	4.5%	7.8%		(330)	bp

Operating revenue increased $582.7, or 7%, to $8,587.8 in 2011, primarily due to increases in our Senior and State-Sponsored businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership while the increase in State-Sponsored revenue reflected both increased pricing and membership.

Operating gain decreased $244.4, or 39%, to $382.5 in 2011, primarily due to lower operating gain in our Senior business resulting from higher medical costs in 2011 due to increased membership and adverse selection in certain of our Medicare Advantage products. We expect to refine our Medicare Advantage product strategy for 2012. The higher than expected medical costs in 2011 were partially offset by higher than anticipated risk score revenue as a result of an improved risk score estimation process. Operating gain in our Individual business declined as we complied with the minimum medical loss ratio requirements. In addition, an estimated $60.0 of higher than anticipated favorable reserve development was recognized in the Consumer segment during the second quarter of 2010 with no comparable amounts recorded in 2011.

The operating margin in 2011 was 4.5%, a 330 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30
	2011	2010	$ Change	% Change
Operating revenue	$3,735.9	$3,495.4	$240.5	7%
Operating gain (loss)	$42.2	$(6.3)	$48.5	NM	[1]

[1]	NM = Not meaningful

Operating revenue increased $240.5, or 7%, to $3,735.9 in 2011, primarily due to growth in our FEP business. FEP membership increased 4% during 2011 as compared to the same period in 2010.

Operating loss of $6.3 in 2010 decreased $48.5 to an operating gain of $42.2 in 2011, primarily due to our National Government Services and FEP businesses and lower general and administrative expenses.

VIII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2010 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2011, our critical accounting policies and estimates have not changed from those described in our 2010 Annual Report on Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Also as discussed above, as of June 30, 2011, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2010 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010, 2009 and 2008 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2011	2010	2010	2009	2008
(In millions)
Gross medical claims payable, beginning of period	$4,852.4	$5,450.5	$5,450.5	$6,184.7	$5,788.0
Ceded medical claims payable, beginning of period	(32.9)	(29.9)	(29.9)	(60.3)	(60.7)

Net medical claims payable, beginning of period	4,819.5	5,420.6	5,420.6	6,124.4	5,727.3

Business combinations and purchase adjustments	–	–	–	2.8	–
Net incurred medical claims:
Current year	23,101.3	22,764.1	45,077.1	47,315.1	47,940.9
Prior years redundancies	(222.3)	(667.8)	(718.0)	(807.2)	(263.2)

Total net incurred medical claims	22,879.0	22,096.3	44,359.1	46,507.9	47,677.7

Net payments attributable to:
Current year medical claims	18,135.1	18,169.2	40,387.8	42,056.9	42,020.7
Prior years medical claims	4,245.3	4,295.3	4,572.4	5,157.6	5,259.9

Total net payments	22,380.4	22,464.5	44,960.2	47,214.5	47,280.6

Net medical claims payable, end of period	5,318.1	5,052.4	4,819.5	5,420.6	6,124.4
Ceded medical claims payable, end of period	23.5	28.1	32.9	29.9	60.3

Gross medical claims payable, end of period	$5,341.6	$5,080.5	$4,852.4	$5,450.5	$6,184.7

Current year medical claims paid as a percentage of current year net incurred medical claims	78.5%	79.8%	89.6%	88.9%	87.7%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	4.8%	14.1%	15.3%	15.2%	4.8%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	0.5%	1.4%	1.5%	1.7%	0.6%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2011 and 2010, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2011	2010
Assumed trend factors	$262.7	$497.3
Assumed completion factors	(40.4)	170.5

Total	$222.3	$667.8

The favorable development recognized in 2011 resulted from trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times. The favorable development recognized in 2010 resulted primarily from trend factors in late 2009 developing more favorably than originally expected. In addition, a minor but steady improvement in payment cycle times impacted completion factor development and contributed to the favorability. Because of these improvements and other operational factors, we recognized $100.0 of higher than anticipated favorable reserve releases during the six months ended June 30, 2010 that were not reestablished at June 30, 2010.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.6% for 2010, 88.9% for 2009 and 87.7% for 2008. Comparison of these ratios reflects acceleration in processing that has occurred. The six month periods presented above show that as of June 30, 2011, 78.5% of current year net incurred medical claims had been paid in the period incurred, as compared to 79.8% for the same period in 2010.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six month period ended June 30, 2011, this metric was 4.8%, reflecting the previously discussed lower level of redundancies. For the six month period ended June 30, 2010, this metric was 14.1%. This metric was 15.3% for the year ended December 31, 2010 and 15.2% for the year ended December 31, 2009. For the year ended December 31, 2008, this metric was 4.8%, reflecting a lower level of prior year redundancies.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation indicates the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the six months ended June 30, 2011, this metric was 0.5%, which was calculated using the redundancy of $222.3 shown above. For the six months ended June 30, 2010, the comparable metric was 1.4%, which was calculated using the redundancy of $667.8, which represents an estimate based on paid medical claims activity from January 1, 2010 to June 30, 2010. This metric was 1.5% for full year 2010 and 1.7% for 2009. This metric was 0.6% for 2008, reflecting a lower level of prior year redundancies.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 is effective for us on January 1, 2012. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

There were no other new accounting pronouncements issued during the six months ended June 30, 2011 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The table below outlines the increase (decrease) in cash and cash equivalents for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011	2010
Cash flows provided by (used in):
Operating activities	$1,886.7	$(66.8)
Investing activities	(470.2)	(319.9)
Financing activities	(1,509.3)	(2,397.0)
Effect of foreign exchange rates on cash and cash equivalents	3.8	(4.5)

Decrease in cash and cash equivalents	$(89.0)	$(2,788.2)

During the six months ended June 30, 2011, net cash flow provided by operating activities was $1,886.7, compared to cash flow used in operating activities of $66.8 for the six months ended June 30, 2010, an increase of $1,953.5. This increase resulted primarily from tax payments of $1,208.0 to the IRS in the first quarter of 2010 related to the gain we realized on the 2009 sale of our PBM business and increases in policy liabilities due to modest reserve strengthening during 2011.

Net cash flow used in investing activities was $470.2 during the six months ended June 30, 2011, compared to $319.9 for the six months ended June 30, 2010. The increase in cash flow used in investing activities of $150.3 between the two periods primarily resulted from increases in net purchases of investments offset by increases in securities lending collateral.

Net cash flow used in financing activities was $1,509.3 during the six months ended June 30, 2011, compared to $2,397.0 for the six months ended June 30, 2010. The decrease in cash flow used in financing activities of $887.7 primarily resulted from decreases in share repurchases of $1,425.1, increases in net proceeds from commercial paper borrowings of $601.5 and changes in bank overdrafts, partially offset by an increase in repayments of long-term borrowings of $630.9, a decrease in securities lending payables of $427.5 and cash dividends of $183.9.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20,761.9 at June 30, 2011. Since December 31, 2010, total cash, cash equivalents and investments, including long-term investments, increased by $525.7 primarily due to cash generated from operations, increased debt balances and proceeds from our employee stock plans, partially offset by common stock repurchases, fixed asset purchases and dividends to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At June 30, 2011, we held at the parent company $2,278.1 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 26.8% and 27.3% as of June 30, 2011 and December 31, 2010, respectively.

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

For additional information regarding our use of capital at June 30, 2011, see the “Use of Capital” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2010 Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners’, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, as of the end of each calendar year. Our RBC as of December 31, 2010, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

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

We carried out an evaluation as of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at June 30, 2011, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data).

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2011 to April 30, 2011	2,662,176	$69.39	2,658,400	$697
May 1, 2011 to May 31, 2011	2,837,484	78.92	2,829,815	974
June 1, 2011 to June 30, 2011	3,986,720	77.05	3,984,595	667

	9,486,380		9,472,810

[1]

Total number of shares purchased includes 13,570 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2011, we repurchased 9,472,810 shares at a cost of $714.8 under the program. On February 3, February 22 and May 17, 2011, our Board of Directors increased the share repurchase authorization by $375.0, $1,100.0 and $500.0, respectively. Remaining authorization under the program was $667.2 as of June 30, 2011.

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

WELLPOINT, INC. Registrant

Date: July 27, 2011	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 27, 2011	By:	/s/ JOHN E. GALLINA
John E. Gallina Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Interest Purchase Agreement, dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.7*	WellPoint, Inc. Board of Directors Compensation Program, as amended effective May 18, 2011.

10.13*	(c) Form of Employment Agreement between the Company and Harlan Levine, M.D., incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.