Form 10-Q
period 2011-09-30
WELLPOINT, INC
filed 2011-10-26
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 14, 2011
Common Stock, $0.01 par value	347,860,963 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(In millions, except share data)	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,508.4	$1,788.8
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,912.4 and $15,545.4)	16,479.4	16,069.5
Equity securities (cost of $990.1 and $861.4)	1,164.8	1,236.2
Other invested assets, current	15.8	21.1
Accrued investment income	178.0	177.4
Premium and self-funded receivables	3,309.8	3,041.6
Other receivables	991.6	878.6
Income taxes receivable	75.4	32.3
Securities lending collateral	771.9	900.3
Deferred tax assets, net	456.7	460.9
Other current assets	1,600.5	1,534.1

Total current assets	27,552.3	26,140.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $260.6 and $215.8)	267.1	221.8
Equity securities (cost of $28.4 and $32.8)	29.1	33.4
Other invested assets, long-term	1,004.3	865.4
Property and equipment, net	1,316.9	1,155.5
Goodwill	13,846.9	13,264.9
Other intangible assets	7,994.2	7,996.8
Other noncurrent assets	539.1	488.3

Total assets	$52,549.9	$50,166.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,459.7	$4,852.4
Reserves for future policy benefits	58.6	56.4
Other policyholder liabilities	2,000.5	1,909.1

Total policy liabilities	7,518.8	6,817.9
Unearned income	1,638.6	891.4
Accounts payable and accrued expenses	2,814.8	2,942.2
Security trades pending payable	84.5	33.3
Securities lending payable	773.1	901.5
Short-term borrowings	100.0	100.0
Current portion of long-term debt	1,274.1	705.9
Other current liabilities	1,582.4	1,617.3

Total current liabilities	15,786.3	14,009.5
Long-term debt, less current portion	8,622.3	8,147.8
Reserves for future policy benefits, noncurrent	703.4	646.7
Deferred tax liabilities, net	2,754.7	2,586.9
Other noncurrent liabilities	965.1	963.4

Total liabilities	28,831.8	26,354.3

Commitment and contingencies—Note 10

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 349,216,428 and 377,736,929	3.5	3.8
Additional paid-in capital	12,009.6	12,862.6
Retained earnings	11,572.8	10,721.6
Accumulated other comprehensive income	132.2	224.6

Total shareholders’ equity	23,718.1	23,812.6

Total liabilities and shareholders’ equity	$52,549.9	$50,166.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
(In millions, except per share data)

Revenues
Premiums	$14,181.6	$13,366.7	$41,779.3	$40,533.7
Administrative fees	963.1	937.2	2,882.8	2,787.7
Other revenue	10.4	4.6	27.6	28.8

Total operating revenue	15,155.1	14,308.5	44,689.7	43,350.2
Net investment income	170.9	205.4	543.5	608.8
Net realized gains on investments	94.9	61.6	193.5	146.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(28.8)	(10.4)	(44.7)	(53.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	5.9	7.2	11.0	24.2

Other-than-temporary impairment losses recognized in income	(22.9)	(3.2)	(33.7)	(29.0)

Total revenues	15,398.0	14,572.3	45,393.0	44,076.5

Expenses
Benefit expense	12,062.9	11,205.6	35,212.9	33,573.8
Selling, general and administrative expense:
Selling expense	403.0	400.7	1,205.6	1,206.2
General and administrative expense	1,716.6	1,662.5	5,001.6	5,185.8

Total selling, general and administrative expense	2,119.6	2,063.2	6,207.2	6,392.0
Interest expense	108.2	106.3	317.7	305.9
Amortization of other intangible assets	62.1	60.4	175.5	182.0
Impairment of other intangible assets	—	—	—	21.1

Total expenses	14,352.8	13,435.5	41,913.3	40,474.8

Income before income tax expense	1,045.2	1,136.8	3,479.7	3,601.7
Income tax expense	362.0	397.7	1,168.3	1,263.4

Net income	$683.2	$739.1	$2,311.4	$2,338.3

Net income per share
Basic	$1.92	$1.86	$6.33	$5.59

Diluted	$1.90	$1.84	$6.24	$5.52

Dividends per share	$0.25	$—	$0.75	$—

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2011	2010
(In millions)

Operating activities
Net income	$2,311.4	$2,338.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(193.5)	(146.5)
Other-than-temporary impairment losses recognized in income	33.7	29.0
Loss on disposal of assets	2.5	1.3
Deferred income taxes	151.3	111.0
Amortization, net of accretion	386.3	364.3
Impairment of other intangible assets	—	21.1
Depreciation expense	71.1	78.2
Share-based compensation	98.1	96.6
Excess tax benefits from share-based compensation	(38.4)	(25.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(357.2)	(22.8)
Other invested assets	(8.6)	8.9
Other assets	(107.1)	(89.9)
Policy liabilities	647.9	(422.3)
Unearned income	747.2	(60.6)
Accounts payable and accrued expenses	(412.2)	(152.4)
Other liabilities	(5.1)	(116.6)
Income taxes	14.1	(1,143.9)
Other, net	(25.0)	(38.9)

Net cash provided by operating activities	3,316.5	829.7

Investing activities
Purchases of fixed maturity securities	(10,017.2)	(8,212.6)
Proceeds from fixed maturity securities:
Sales	8,187.1	5,454.4
Maturities, calls and redemptions	1,561.3	2,542.9
Purchases of equity securities	(219.0)	(191.9)
Proceeds from sales of equity securities	122.1	157.1
Purchases of other invested assets	(139.9)	(67.9)
Proceeds from sales of other invested assets	19.3	25.4
Changes in securities lending collateral	128.2	(498.3)
Purchases of subsidiaries, net of cash acquired	(602.3)	(0.2)
Purchases of property and equipment	(334.4)	(333.6)
Proceeds from sales of property and equipment	1.3	6.0
Other, net	(29.7)	(50.2)

Net cash used in investing activities	(1,323.2)	(1,168.9)

Financing activities
Net proceeds from (repayments of) commercial paper borrowings	658.6	(109.5)
Proceeds from long-term borrowings	1,097.4	1,088.5
Repayments of long-term borrowings	(703.8)	(480.0)
Proceeds from short-term borrowings	100.0	100.0
Repayments of short-term borrowings	(100.0)	—
Changes in securities lending payable	(128.4)	498.3
Changes in bank overdrafts	159.7	(123.0)
Repurchase and retirement of common stock	(2,354.2)	(3,345.1)
Cash dividends	(272.1)	—
Proceeds from issuance of common stock under employee stock plans	229.2	116.2
Excess tax benefits from share-based compensation	38.4	25.1

Net cash used in financing activities	(1,275.2)	(2,229.5)
Effect of foreign exchange rates on cash and cash equivalents	1.5	(1.2)

Change in cash and cash equivalents	719.6	(2,569.9)
Cash and cash equivalents at beginning of period	1,788.8	4,816.1

Cash and cash equivalents at end of period	$2,508.4	$2,246.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)

January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	2,311.4	—	2,311.4
Change in net unrealized gains/losses on investments	—	—	—	—	(104.3)	(104.3)
Non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	2.3	2.3
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(10.6)	(10.6)
Change in net periodic pension and postretirement costs	—	—	—	—	19.0	19.0
Foreign currency translation adjustments	—	—	—	—	1.2	1.2

Comprehensive income						2,219.0
Repurchase and retirement of common stock	(34.2)	(0.3)	(1,168.6)	(1,185.3)	—	(2,354.2)
Dividends and dividend equivalents	—	—	—	(274.9)	—	(274.9)
Issuance of common stock under employee stock plans, net of related tax benefits	5.7	—	315.6	—	—	315.6

September 30, 2011	349.2	$3.5	$12,009.6	$11,572.8	$132.2	$23,718.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)

January 1, 2010	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	—	—	—	2,338.3	—	2,338.3
Change in net unrealized gains/losses on investments	—	—	—	—	312.8	312.8
Non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	(3.2)	(3.2)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(15.0)	(15.0)
Change in net periodic pension and postretirement costs	—	—	—	—	10.2	10.2
Foreign currency translation adjustments	—	—	—	—	(0.5)	(0.5)

Comprehensive income						2,642.6
Repurchase and retirement of common stock	(58.9)	(0.5)	(1,989.6)	(1,355.0)	—	(3,345.1)
Issuance of common stock under employee stock plans, net of related tax benefits	3.9	—	200.9	—	—	200.9

September 30, 2010	394.8	$4.0	$13,403.5	$10,581.8	$372.4	$24,361.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2011

(In Millions, Except Per Share Data or Otherwise Stated Herein)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 34.4 medical members through our affiliated health plans and a total of more than 66.1 individuals through our subsidiaries as of September 30, 2011. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2010 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 have been recorded. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

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

3. Business Combinations

On August 22, 2011, we completed our acquisition of CareMore Health Group, Inc., or CareMore. CareMore is a senior focused health care delivery Medicare Advantage program designed to deliver proactive, integrated, individualized health care in select California, Arizona and Nevada markets. CareMore’s leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. This approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry.

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805—Business Combinations, or ASC 805, the preliminary consideration transferred was allocated to the fair value of CareMore’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non tax-deductible goodwill of $583.3 at September 30, 2011, all of which was allocated to our Consumer segment. Preliminary goodwill recognized from the acquisition of CareMore primarily relates to the expected future synergies from the expansion of CareMore’s business model to our members. In accordance with ASC 805, any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

The preliminary fair value of net assets acquired from CareMore includes $172.6 of other intangible assets, which primarily consist of customer relationships, trade name and provider relationships and have amortization periods ranging from ten to twenty years.

The results of operations of CareMore are included in WellPoint’s consolidated financial statements for the period following August 22, 2011. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4. Restructuring Activities

As a result of restructuring activities implemented during 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Federal health care reform legislation. Activity related to these liabilities for the nine months ended September 30, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2010 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$53.1	$19.0	$4.9	$77.0
Payments	(20.9)	(7.5)	(1.9)	(30.3)
Liability released	(13.5)	(4.8)	(1.3)	(19.6)

Liability for employee termination costs at September 30, 2011	18.7	6.7	1.7	27.1

Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	14.4	4.3	1.9	20.6
Payments	(3.4)	(1.0)	(0.4)	(4.8)
Liability released	(2.2)	(0.7)	(0.3)	(3.2)

Liability for lease and other contract exit costs at September 30, 2011	8.8	2.6	1.2	12.6

Total liability for 2010 restructuring activities at September 30, 2011	$27.5	$9.3	$2.9	$39.7

The 2009 restructuring activities were executed as a result of a strategic realignment of our corporate strategy. Activity related to these liabilities for the nine months ended September 30, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2009 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2011	$12.0	$2.7	$1.3	$16.0
Payments	(7.1)	(1.6)	(0.7)	(9.4)
Liability released	(2.5)	(0.5)	(0.3)	(3.3)

Liability for employee termination costs at September 30, 2011	2.4	0.6	0.3	3.3

Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2011	27.4	3.0	8.7	39.1
Payments	(0.9)	(0.1)	(0.3)	(1.3)

Liability for lease and other contract exit costs at September 30, 2011	26.5	2.9	8.4	37.8

Total liability for 2009 restructuring activities at September 30, 2011	$28.9	$3.5	$8.7	$41.1

5. Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $22.9 and $3.2 for the three months ended September 30, 2011 and 2010, respectively. Other-than-temporary impairment losses recognized in income totaled $33.7 and $29.0 for the nine months ended September 30, 2011 and 2010, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2011 and 2010. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three and nine months ended September 30, 2011 and 2010.

A summary of current and long-term investments, available-for-sale, at September 30, 2011 and December 31, 2010 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Gross Unrealized Losses
			Less than 12 Months	Greater than 12 Months
September 30, 2011:
Fixed maturity securities:
United States Government securities	$553.3	$42.7	$(0.1)	$—	$595.9	$—
Government sponsored securities	200.9	3.9	—	—	204.8	—
States, municipalities and political subdivisions—tax-exempt	5,043.5	292.5	(4.5)	(19.0)	5,312.5	(0.5)
Corporate securities	7,122.5	281.7	(119.5)	(7.3)	7,277.4	—
Options embedded in convertible debt securities	70.2	—	—	—	70.2	—
Residential mortgage-backed securities	2,562.2	121.2	(5.4)	(12.0)	2,666.0	(3.2)
Commercial mortgage-backed securities	368.1	9.7	(2.1)	(2.2)	373.5	—
Other debt obligations	252.3	4.2	(1.0)	(9.3)	246.2	(1.8)

Total fixed maturity securities	16,173.0	755.9	(132.6)	(49.8)	16,746.5	$(5.5)

Equity securities	1,018.5	227.0	(51.6)	—	1,193.9

Total investments, available-for-sale	$17,191.5	$982.9	$(184.2)	$(49.8)	$17,940.4

December 31, 2010:
Fixed maturity securities:
United States Government securities	$500.9	$14.1	$(3.6)	$—	$511.4	$—
Government sponsored securities	325.6	6.0	(0.8)	—	330.8	—
States, municipalities and political subdivisions—tax-exempt	4,630.2	130.5	(38.9)	(29.6)	4,692.2	—
Corporate securities	6,850.1	385.1	(16.9)	(7.1)	7,211.2	(0.8)
Options embedded in convertible debt securities	108.3	—	—	—	108.3	—
Residential mortgage-backed securities	2,747.2	113.7	(9.0)	(15.4)	2,836.5	(6.2)
Commercial mortgage-backed securities	330.9	9.2	(1.5)	(2.2)	336.4	—
Other debt obligations	268.0	6.2	(0.3)	(9.4)	264.5	(2.1)

Total fixed maturity securities	15,761.2	664.8	(71.0)	(63.7)	16,291.3	$(9.1)

Equity securities	894.2	383.2	(7.8)	—	1,269.6

Total investments, available-for-sale	$16,655.4	$1,048.0	$(78.8)	$(63.7)	$17,560.9

At September 30, 2011, we owned $3,039.5 of mortgage-backed securities and $246.2 of asset-backed securities out of a total available-for-sale investment portfolio of $17,940.4. These securities included sub-prime and Alt-A securities with fair values of $62.4 and $199.4, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $6.9 and $6.6, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “B”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
September 30, 2011:
Fixed maturity securities:
United States Government securities	6	$39.5	$(0.1)	—	$—	$—
Government sponsored securities	3	38.3	—	—	—	—
States, municipalities and political subdivisions—tax-exempt	72	264.3	(4.5)	89	181.2	(19.0)
Corporate securities	1,402	2,781.6	(119.5)	28	33.9	(7.3)
Residential mortgage-backed securities	85	159.2	(5.4)	70	87.8	(12.0)
Commercial mortgage-backed securities	35	127.2	(2.1)	4	9.2	(2.2)
Other debt obligations	32	88.0	(1.0)	32	37.3	(9.3)

Total fixed maturity securities	1,635	3,498.1	(132.6)	223	349.4	(49.8)
Equity securities	1,484	291.1	(51.6)	—	—	—

Total fixed maturity and equity security	3,119	$3,789.2	$(184.2)	223	$349.4	$(49.8)

December 31, 2010:
Fixed maturity securities:
United States Government securities	23	$142.9	$(3.6)	—	$—	$—
Government sponsored securities	24	103.5	(0.8)	—	—	—
States, municipalities and political subdivisions—tax-exempt	449	1,493.1	(38.9)	101	166.1	(29.6)
Corporate securities	742	1,436.3	(16.9)	65	92.9	(7.1)
Residential mortgage-backed securities	279	512.6	(9.0)	82	149.9	(15.4)
Commercial mortgage-backed securities	34	107.5	(1.5)	3	8.1	(2.2)
Other debt obligations	28	60.9	(0.3)	38	46.4	(9.4)

Total fixed maturity securities	1,579	3,856.8	(71.0)	289	463.4	(63.7)
Equity securities	365	81.6	(7.8)	—	—	—

Total fixed maturity and equity security	1,944	$3,938.4	$(78.8)	289	$463.4	$(63.7)

The amortized cost and fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$561.3	$593.6
Due after one year through five years	4,912.6	5,049.9
Due after five years through ten years	4,511.6	4,704.2
Due after ten years	3,257.2	3,359.3
Mortgage-backed securities	2,930.3	3,039.5

Total available-for-sale fixed maturity securities	$16,173.0	$16,746.5

During the nine months ended September 30, 2011, we sold $8,309.2 of fixed maturity and equity securities, which resulted in gross realized gains of $239.2 and gross realized losses of $47.5. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and nine months ended September 30, 2011 and 2010 that were material to the consolidated financial statements.

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 is as follows:

	Level I	Level II	Level III	Total
September 30, 2011:
Assets:
Cash equivalents	$1,437.7	$—	$—	$1,437.7
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	595.9	—	—	595.9
Government sponsored securities	—	204.8	—	204.8
States, municipalities and political subdivisions— tax-exempt	—	5,312.5	—	5,312.5
Corporate securities	—	7,096.9	180.5	7,277.4
Options embedded in convertible debt securities	—	70.2	—	70.2
Residential mortgage-backed securities	—	2,656.8	9.2	2,666.0
Commercial mortgage-backed securities	—	366.9	6.6	373.5
Other debt obligations	—	180.9	65.3	246.2

Total fixed maturity securities	595.9	15,889.0	261.6	16,746.5
Equity securities	1,032.1	135.3	26.5	1,193.9
Other invested assets, current	15.8	—	—	15.8
Securities lending collateral	376.3	395.6	—	771.9
Derivatives excluding embedded options (reported with other noncurrent assets)	—	92.5	—	92.5

Total assets	$3,457.8	$16,512.4	$288.1	$20,258.3

	Level I	Level II	Level III	Total
December 31, 2010:
Assets:
Cash equivalents	$1,374.9	$—	$—	$1,374.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	511.4	—	—	511.4
Government sponsored securities	—	330.8	—	330.8
States, municipalities and political subdivisions— tax-exempt	—	4,692.2	—	4,692.2
Corporate securities	—	6,932.8	278.4	7,211.2
Options embedded in convertible debt securities	—	108.3	—	108.3
Residential mortgage-backed securities	—	2,832.7	3.8	2,836.5
Commercial mortgage-backed securities	—	328.6	7.8	336.4
Other debt obligations	—	183.1	81.4	264.5

Total fixed maturity securities	511.4	15,408.5	371.4	16,291.3
Equity securities	1,202.3	50.0	17.3	1,269.6
Other invested assets, current	21.1	—	—	21.1
Securities lending collateral	355.7	544.6	—	900.3
Derivatives excluding embedded options (reported with other noncurrent assets)	—	95.3	—	95.3

Total assets	$3,465.4	$16,098.4	$388.7	$19,952.5

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage-backed Securities	Commercial Mortgage-backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended September 30, 2011:
Beginning balance at July 1, 2011	$182.6	$—	$13.1	$63.8	$29.0	$288.5

Total gains (losses):
Recognized in net income	(0.6)	—	—	0.4	(0.4)	(0.6)
Recognized in accumulated other comprehensive income	(3.5)	0.1	(0.4)	(2.5)	(2.2)	(8.5)
Purchases	4.6	—	—	7.4	0.1	12.1
Sales	(1.5)	—	(5.6)	(7.6)	—	(14.7)
Issuances	—	—	—	—	—	—
Settlements	(1.1)	(0.6)	(0.5)	(3.9)	—	(6.1)
Transfers into Level III	—	9.7	—	7.7	—	17.4
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2011	$180.5	$9.2	$6.6	$65.3	$26.5	$288.1

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2011	$(0.6)	$—	$—	$(0.2)	$(0.4)	$(1.2)

	Corporate Securities	Residential Mortgage-backed Securities	Commercial Mortgage-backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended September 30, 2010:
Beginning balance at July 1, 2010	$227.3	$—	$7.2	$88.2	$3.9	$326.6
Total gains (losses):
Recognized in net income	—	—	—	(0.9)	(1.8)	(2.7)
Recognized in accumulated other comprehensive income	11.8	—	0.9	4.0	1.2	17.9
Purchases, sales, issuances and settlements, net	(14.9)	—	(0.3)	(9.1)	—	(24.3)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2010	$224.2	$—	$7.8	$82.2	$3.3	$317.5

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2010	$—	$—	$—	$(0.1)	$(1.8)	$(1.9)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage-backed Securities	Commercial Mortgage-backed Securities	Other Debt Obligations	Equity Securities	Total
Nine Months Ended September 30, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	5.9	—	—	(0.2)	(4.3)	1.4
Recognized in accumulated other comprehensive income	(10.0)	0.1	0.1	(1.5)	3.5	(7.8)
Purchases	19.9	—	—	10.9	10.2	41.0
Sales	(25.4)	(3.6)	(5.6)	(19.1)	(0.4)	(54.1)
Issuances	—	—	—	—	—	—
Settlements	(129.7)	(0.8)	(1.1)	(14.0)	—	(145.6)
Transfers into Level III	41.4	9.7	5.4	7.8	0.2	64.5
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2011	$180.5	$9.2	$6.6	$65.3	$26.5	$288.1

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2011	$(0.6)	$—	$—	$(0.5)	$(4.3)	$(5.4)

Nine Months Ended September 30, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	0.3	—	—	(3.3)	(2.6)	(5.6)
Recognized in accumulated other comprehensive income	19.3	—	1.5	11.9	0.9	33.6
Purchases, sales, issuances and settlements, net	(31.1)	(2.0)	(0.8)	(32.4)	0.5	(65.8)
Transfers into Level III	4.0	—	—	—	—	4.0
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2010	$224.2	$—	$7.8	$82.2	$3.3	$317.5

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2010	$—	$—	$—	$(0.3)	$(2.6)	$(2.9)

There were no material transfers between Levels I, II or III during the three and nine months ended September 30, 2011 and 2010.

As disclosed in Note 3, “Business Combinations”, we completed our acquisition of CareMore on August 22, 2011. The preliminary values of net assets acquired in our acquisition of CareMore and resulting goodwill and other intangible assets were recorded at fair value using Level III inputs. The majority of CareMore’s assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisition of CareMore were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than assets acquired and liabilities assumed in our acquisition of CareMore, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2011.

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$1,004.3	$1,004.3	$865.4	$865.4

Liabilities:
Debt:
Short-term borrowings	100.0	100.0	100.0	100.0
Commercial paper	994.8	994.8	336.2	336.2
Notes and capital leases	8,901.6	9,905.0	8,517.5	9,010.6

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

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, income taxes receivable, unearned income, accounts payable and accrued expenses, income taxes payable, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table above.

7. Income Taxes

During the three months ended September 30, 2011 and 2010, we recognized income tax expense of $362.0 and $397.7, respectively, which represents effective tax rates of 34.6% and 35.0%, respectively. During the nine months ended September 30, 2011 and 2010, we recognized income tax expense of $1,168.3 and $1,263.4, respectively, which represents effective tax rates of 33.6% and 35.1%, respectively. The decrease in effective tax rates primarily resulted from prior tax year federal and state audit settlements.

8. Retirement Benefits

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the three months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$4.4	$4.4	$1.6	$1.9
Interest cost	21.1	22.2	7.6	8.7
Expected return on assets	(32.1)	(34.9)	(4.4)	(2.6)
Recognized actuarial loss	6.5	6.3	2.5	1.9
Settlement loss	3.5	—	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.3)	(2.3)

Net periodic benefit cost (credit)	$3.2	$(2.2)	$4.0	$7.6

The components of net periodic benefit cost (credit) included in the consolidated statements of income for the nine months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$13.0	$13.0	$4.8	$5.6
Interest cost	63.5	66.5	23.8	26.0
Expected return on assets	(96.2)	(104.7)	(13.0)	(7.7)
Recognized actuarial loss	19.4	19.1	7.7	5.8
Settlement loss	14.2	—	—	—
Amortization of prior service credit	(0.6)	(0.6)	(8.7)	(7.1)

Net periodic benefit cost (credit)	$13.3	$(6.7)	$14.6	$22.6

For the year ending December 31, 2011, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $1.2 and $15.0 were made to our retirement benefit plans during the nine months ended September 30, 2011 and 2010, respectively.

9. Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, which matures on September 29, 2016. There were no amounts outstanding under this facility as of September 30, 2011 or at any time during the nine months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2011, we had $994.8 outstanding under this program.

On August 15, 2011, we issued $400.0 of 2.375% senior unsecured notes due 2017 and $700.0 of 3.700% senior unsecured notes due 2021 under our shelf registration statement. A portion of the proceeds from this debt issuance was used to fund the purchase price of our acquisition of CareMore and the remaining proceeds may be used for working capital and for general corporate purposes, including, but not limited to repayment of short-term and long-term debt. The notes have a call feature that allows us to redeem the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a ratings downgrade of the notes.

10. Commitments and Contingencies

Litigation

In the ordinary course of business, we are defendants in, or parties to, a number of pending or threatened legal actions or proceedings. To the extent a plaintiff or plaintiffs in the following cases have specified in their complaint or in other court filings the amount of damages being sought, we have noted those alleged damages in the descriptions below. With respect to the cases described below, we contest liability and/or the amount of damages in each matter and believe we have meritorious defenses.

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

We are currently defending several certified or putative class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc., et al.; Jeffrey D. Jorling v. Anthem, Inc., et al; and Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut (the “State”). The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was initially argued on June 10, 2011, with continued argument on July 1, 2011, and remains pending. In the Ormond suit, our motion to dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. As a result of certain theories advanced by plaintiffs, we have filed a conditional motion to decertify the class and plaintiffs have filed a motion to narrow the class definition. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. Anthem filed a Motion to Certify this Order for interlocutory review to the United States Court of Appeals for the Seventh Circuit. The District Court granted our motion on September 2, 2011. We submitted our Petition for Permission to Appeal with the Seventh Circuit. However, the petition was denied by the Appeals Court on October 13, 2011. The Ormond suit is set for trial on June 18, 2012. In court filings, the plaintiffs in Ormond have alleged that the plaintiff class is entitled to compensatory damages ranging from approximately $265.0 to $545.0 on the remaining claims, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, punitive damages in amounts not less than $500.0, and their costs and expenses in the action. Plaintiffs also have filed a motion for partial summary judgment, which we have opposed and moved to strike. On December 23, 2010, plaintiff’s motion for class certification was denied in the Jorling suit. Plaintiff renewed his motion for class certification on May 1, 2011 and requested that a new named plaintiff be joined in the lawsuit. In court filings, plaintiff has alleged that the putative class in Jorling, if certified as originally proposed, would be entitled to compensatory damages ranging from approximately $350.0 to $385.0, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, and his costs and expenses in the action. We have moved for summary judgment on all claims, and plaintiff has moved for partial summary judgment as to certain claims. Argument on our motion for summary judgment as well as the plaintiff’s motion for class certification was held before the United States District Court for the Southern District of Indiana on September 9, 2011. The matter was taken under advisement. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the United States Court of Appeals for the Sixth Circuit Court, which is pending. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to members of some of our affiliates’ and subsidiaries’ dental plans. The dentists sue as purported assignees of their patients’ rights to benefits under our dental plans. The complaint alleges that we breached our contractual obligations in violation of ERISA by paying usual, customary and reasonable (UCR) rates, rather than the dentists’ actual charges, allegedly relying on undisclosed, non-existent or flawed UCR data. The plaintiffs claim, among other things, that the data failed to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that we were aware that the data was inappropriate to set UCR rates and that we routinely paid OON dentists less than their actual charges representing that our OON payments were properly determined usual, customary and reasonable rates. The suit was pending in the United States District Court for the Southern District of Florida. The district court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted earlier this year, and the court ordered the plaintiffs to dismiss their claims that are barred by the release. The physician and medical association plaintiffs filed an emergency motion to stay the preliminary injunction pending appeal, for the right to pursue an interlocutory appeal, and for an expedited appeal, all of which were denied. The plaintiffs also filed a petition for declaratory judgment asking the Court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs filed a notice of appeal from the dismissal of the declaratory judgment action with the United States Court of Appeals for the Eleventh Circuit. The appeal is pending. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of loss, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $500.0 at September 30, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts will be the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum script volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at September 30, 2011.

During 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at September 30, 2011 was $282.9 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our commitment under this agreement at September 30, 2011 was $843.6 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

During the nine months ended September 30, 2011, we repurchased and retired approximately 34.2 shares at an average per share price of $68.87, for an aggregate cost of $2,354.2. During the nine months ended September 30, 2010, we repurchased and retired approximately 58.9 shares at an average per share price of $56.83, for an aggregate cost of $3,345.1. The excess of cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

On February 3, February 22, May 17, August 25 and September 29, 2011, our Board of Directors increased the share repurchase authorization by $375.0, $1,100.0, $500.0, $250.0 and $5,000.0, respectively. We intend to utilize this additional repurchase authorization over a multi-year period, subject to market and industry conditions. As of September 30, 2011, $5,019.3 remained authorized for future repurchases. Subsequent to September 30, 2011, we repurchased and retired approximately 1.4 shares for an aggregate cost of approximately $90.8, leaving approximately $4,928.5 for authorized future repurchases at October 14, 2011. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital.

On October 25, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend will be paid on December 23, 2011 to the shareholders of record as of December 9, 2011.

On July 26, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $88.2 was paid on September 23, 2011 to the shareholders of record as of September 9, 2011.

On May 17, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $91.1 was paid on June 24, 2011 to the shareholders of record as of June 10, 2011.

On February 22, 2011, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share on the outstanding shares of our common stock. The dividend of $92.8 was paid on March 25, 2011 to the shareholders of record as of March 10, 2011.

Stock Incentive Plans

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	24.9	$59.60
Granted	1.5	66.23
Exercised	(4.5)	51.01
Forfeited or expired	(1.2)	62.51

Outstanding at September 30, 2011	20.7	61.76	4.0	$182.5

Exercisable at September 30, 2011	17.3	63.04	3.7	$147.6

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2011 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2011	4.2	$44.71
Granted	1.6	66.19
Vested	(1.8)	43.56
Forfeited	(0.3)	48.90

Nonvested at September 30, 2011	3.7	54.96

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.84%	3.09%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.379%	—%
Weighted-average expected life (years)	4.0	4.0

The following weighted-average fair values were determined for the nine months ended September 30, 2011 and 2010:

	2011	2010
Options granted during the period	$17.84	$18.76

12. Earnings per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Denominator for basic earnings per share—weighted average shares	356.0	397.6	365.3	418.5
Effect of dilutive securities—employee and director stock options and non-vested restricted stock awards	4.4	4.6	5.0	4.9

Denominator for diluted earnings per share	360.4	402.2	370.3	423.4

During the three months ended September 30, 2011 and 2010, weighted average shares related to certain stock options of 10.9 and 17.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2011 and 2010, weighted average shares related to certain stock options of 10.3 and 17.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the nine months ended September 30, 2011, we issued approximately 1.6 restricted stock units under our stock incentive plans, 0.8 of whose vesting is contingent upon us meeting specified annual performance targets for 2011. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13. Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K.

Financial data by reportable segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Commercial	Consumer	Other	Total
Three Months Ended September 30, 2011:
Operating revenue from external customers	$8,657.9	$4,576.4	$1,920.8	$15,155.1
Operating gain	711.5	245.2	15.9	972.6

Three Months Ended September 30, 2010:
Operating revenue from external customers	$8,486.2	$4,039.1	$1,783.2	$14,308.5
Operating gain	760.9	261.7	17.1	1,039.7

Nine Months Ended September 30, 2011:
Operating revenue from external customers	$25,868.8	$13,164.2	$5,656.7	$44,689.7
Operating gain	2,583.8	627.7	58.1	3,269.6

Nine Months Ended September 30, 2010:
Operating revenue from external customers	$26,027.4	$12,044.2	$5,278.6	$43,350.2
Operating gain	2,485.0	888.6	10.8	3,384.4

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Reportable segments operating revenues	$15,155.1	$14,308.5	$44,689.7	$43,350.2
Net investment income	170.9	205.4	543.5	608.8
Net realized gains on investments	94.9	61.6	193.5	146.5
Other-than-temporary impairment losses recognized in income	(22.9)	(3.2)	(33.7)	(29.0)

Total revenues	$15,398.0	$14,572.3	$45,393.0	$44,076.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Reportable segments operating gain	$972.6	$1,039.7	$3,269.6	$3,384.4
Net investment income	170.9	205.4	543.5	608.8
Net realized gains on investments	94.9	61.6	193.5	146.5
Other-than-temporary impairment losses recognized in income	(22.9)	(3.2)	(33.7)	(29.0)
Interest expense	(108.2)	(106.3)	(317.7)	(305.9)
Amortization of other intangible assets	(62.1)	(60.4)	(175.5)	(182.0)
Impairment of other intangible assets	—	—	—	(21.1)

Income before income tax expense	$1,045.2	$1,136.8	$3,479.7	$3,601.7

14. Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2011, and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$683.2	$739.1	$2,311.4	$2,338.3
Change in net unrealized gains/losses on investments	(202.3)	233.7	(104.3)	312.8
Change in non-credit component of other-than-temporary impairment losses on investments	(2.0)	0.1	2.3	(3.2)
Change in net unrealized gains/losses on cash flow hedges	(11.3)	(7.3)	(10.6)	(15.0)
Change in net periodic pension and postretirement costs	5.3	3.4	19.0	10.2
Foreign currency translation adjustments	(1.2)	1.8	1.2	(0.5)

Comprehensive income	$471.7	$970.8	$2,219.0	$2,642.6

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

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Transactions

IV.	Membership—September 30, 2011 Compared to September 30, 2010

V.	Cost of Care

VI.	Results of Operations—Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

VII.	Results of Operations—Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

VIII.	Critical Accounting Policies and Estimates

IX.	Liquidity and Capital Resources

X.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010 and the MD&A included in our 2010 Annual Report on Form 10-K, and in conjunction with our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2011 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2011. Also see Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.

In 2010, the U.S. Federal government enacted legislation requiring that certain lines of business meet specified minimum medical loss ratios. For this purpose, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under U.S. generally accepted accounting principles, or GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. However, certain components of the medical loss ratio computation as defined by HHS cannot be classified consistently under GAAP. Accordingly, benefit expense ratios shown in our GAAP basis presentations are different than the medical loss ratios in accordance with HHS guidance for purposes of calculating rebates. Prior period amounts have not been reclassified due to immateriality.

I.	Executive Summary

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 34.4 medical members through our affiliated health plans and a total of more than 66.1 individuals through our subsidiaries as of September 30, 2011. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee in California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended September 30, 2011 was $15,155.1, an increase of $846.6, or 5.9%, from the three months ended September 30, 2010, reflecting premium rate increases in our Commercial and Consumer segments designed to cover cost trends, as well as increased membership in our Senior business within our Consumer segment. These increases were partially offset by fully-insured membership declines in the Commercial segment. In addition, increased reimbursement from the Federal Employee Program, or FEP, within our Other segment contributed to the increased operating revenue.

Operating revenue for the nine months ended September 30, 2011 was $44,689.7, an increase of $1,339.5, or 3.1%, from the nine months ended September 30, 2010, reflecting premium rate increases in our Commercial and Consumer segments designed to cover cost trends, as well as increased membership in our Senior business within our Consumer segment. These increases were partially offset by fully-insured membership declines and the conversion of two large accounts from fully-insured to self-funded status during 2010 in the Commercial segment. In addition, increased reimbursement from the FEP business within our Other segment contributed to the increased operating revenue.

Net income for the three months ended September 30, 2011 was $683.2, a decrease of $55.9, or 7.6%, from the three months ended September 30, 2010. This decrease in net income was primarily driven by lower operating results in our Commercial and Consumer segments, partially offset by lower income tax expense. For additional details, see “Results of Operations—Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010” included in this MD&A. Our fully-diluted earnings per share, or EPS, was $1.90 for the three months ended September 30, 2011, which represents a 3.3% increase over the EPS of $1.84 for the three months ended September 30, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding in 2011 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Net income for the nine months ended September 30, 2011 was $2,311.4, a decrease of $26.9, or 1.2%, from the nine months ended September 30, 2010. This decrease in net income was primarily driven by lower operating results in our Consumer segment, partially offset by improved operating results in our Commercial and Other segments and lower income tax expense. For additional details, see “Results of Operations—Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010” included in this MD&A. Our fully-diluted EPS was $6.24 for the nine months ended September 30, 2011, which represents a 13.0% increase over the EPS of $5.52 for the nine months ended September 30, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding in 2011 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary impairment losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussions within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30		Change	% Change
	2011	2010
Net income	$683.2	$739.1	$(55.9)	(7.6)%
Less (net of tax):
Net realized gains on investments, net of tax expense of $33.2 and $21.6, respectively	61.7	40.0	21.7
Other-than-temporary impairment losses on investments, net of tax benefit of $8.0 and $1.1, respectively	(14.9)	(2.1)	(12.8)

Adjusted net income	$636.4	$701.2	$(64.8)	(9.2)%

EPS	$1.90	$1.84	$0.06	3.3%
Less (net of tax):
Net realized gains on investments	0.17	0.10	0.07
Other-than-temporary impairment losses on investments	(0.04)	—	(0.04)

Adjusted EPS	$1.77	$1.74	$0.03	1.7%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30
	2011	2010	Change	% Change
Net income	$2,311.4	$2,338.3	$(26.9)	(1.2)%
Less (net of tax):
Net realized gains on investments, net of tax expense of $67.7 and $51.6, respectively	125.8	94.9	30.9
Other-than-temporary impairment losses on investments, net of tax benefit of $11.8 and $10.2, respectively	(21.9)	(18.8)	(3.1)
Impairment of other intangible assets, net of tax benefit of $0.0 and $7.4, respectively	—	(13.7)	13.7

Adjusted net income	$2,207.5	$2,275.9	$(68.4)	(3.0)%

EPS	$6.24	$5.52	$0.72	13.0%
Less (net of tax):
Net realized gains on investments	0.34	0.21	0.13
Other-than-temporary impairment losses on investments	(0.06)	(0.04)	(0.02)
Impairment of other intangible assets	—	(0.03)	0.03

Adjusted EPS	$5.96	$5.38	$0.58	10.8%

Operating cash flow for the nine months ended September 30, 2011 was $3,316.5, or 1.4 times net income. Operating cash flow for the nine months ended September 30, 2010 was $829.7, and included a $1,208.0 tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on the sale of our pharmacy benefit management business, or PBM, on December 1, 2009. The increase in operating cash flow from 2010 of $2,486.8 was driven primarily by the $1,208.0 tax payment made in 2010 and the early receipt of premiums totaling $596.5 related to government contracts associated with the fourth quarter of 2011.

II.	Overview

We manage our operations through three reportable segments: Commercial, Consumer and Other. For a more detailed discussion of our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

III.	Significant Transactions

Acquisition of CareMore Health Group, Inc.

On August 22, 2011, we completed our acquisition of CareMore Health Group, Inc., or CareMore. CareMore is a senior focused health care delivery Medicare Advantage program designed to deliver proactive, integrated, individualized health care in select California, Arizona and Nevada markets. CareMore’s leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. This approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry.

For additional information regarding this acquisition, see Note 3, “Business Combinations” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

For additional information regarding our use of capital at September 30, 2011, see the “Use of Capital” section of Note 11, “Capital Stock”, to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

IV.	Membership—September 30, 2011 Compared to September 30, 2010

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominately outside of our BCBSA service areas and Senior members from our newly acquired CareMore subsidiaries. For a more detailed definition of our medical membership, see the “Membership-December 31, 2010 Compared to December 31, 2009” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2011 and 2010. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
	2011	2010	Change	% Change
(In thousands)

Medical Membership
Customer Type
Local Group	15,296	15,171	125	0.8%
National:
National Accounts	7,435	7,091	344	4.9
BlueCard	4,961	4,783	178	3.7

Total National	12,396	11,874	522	4.4
Individual	1,855	1,967	(112)	(5.7)
Senior	1,442	1,256	186	14.8
State-Sponsored	1,849	1,752	97	5.5
FEP	1,517	1,453	64	4.4

Total Medical Membership by Customer Type	34,355	33,473	882	2.6

Funding Arrangement
Self-Funded	20,570	19,650	920	4.7
Fully-Insured	13,785	13,823	(38)	(0.3)

Total Medical Membership by Funding Arrangement	34,355	33,473	882	2.6

Reportable Segment
Commercial	27,692	27,050	642	2.4
Consumer	5,146	4,970	176	3.5
Other	1,517	1,453	64	4.4

Total Medical Membership by Reportable Segment	34,355	33,473	882	2.6

Other Membership
Behavioral Health	25,203	23,776	1,427	6.0
Life and Disability	5,014	5,152	(138)	(2.7)
Dental	4,079	4,028	51	1.3
Managed dental[1]	4,318	4,280	38	0.9
Vision	3,765	3,475	290	8.3
Medicare Part D	1,232	1,234	(2)	(0.2)

[1]	Managed dental membership includes members for which we provide administrative services only.

Medical Membership (in thousands)

During the twelve months ended September 30, 2011, total medical membership increased 882, or 2.6%, primarily due to increases in our National Accounts, Senior, BlueCard and Local Group membership, and to a lesser degree, increases in our State-Sponsored and FEP membership. We also estimate that a portion of the increase was attributable to new federal regulations associated with health care reform requiring coverage of dependents up to age 26. These increases were partially offset by declines in our Individual business.

Self-funded medical membership increased 920, or 4.7%, primarily due to increases in self-funded National Account and Local Group membership resulting from additional sales and conversions to self-funded arrangements, partially offset by declines in self-funded non-BCBSA-branded business.

Fully-insured membership decreased 38, or 0.3%, primarily due to declines in Individual, National, and Local Group business fully-insured membership, partially offset by Senior Medicare Advantage, FEP and State-Sponsored membership increases.

Local Group membership increased 125, or 0.8%, primarily due to sales in our BCBSA-branded membership partially offset by membership declines in our non-BCBSA-branded membership.

Individual membership decreased 112, or 5.7%, primarily due to a decline in BCBSA-branded business, resulting from delayed product approvals for new health care reform compliant products, a competitive environment, and to a lesser extent, declines in non-BCBSA-branded business.

National Accounts membership increased 344, or 4.9%, primarily driven by additional sales reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio.

BlueCard membership increased 178, or 3.7%, primarily due to growth in sales of other BCBSA licensee members who reside in or travel to our licensed areas.

Senior membership increased 186, or 14.8%, primarily due to increases in our Medicare Advantage plans, including additional Medicare Advantage membership resulting from our acquisition of CareMore, and to a lesser extent, increases in our Medicare Supplement membership.

State-Sponsored membership increased 97, or 5.5%, primarily due to growth in Indiana, South Carolina and Virginia, partially offset by declines in California.

FEP membership increased 64, or 4.4%, primarily due to new federal regulations requiring coverage of dependents up to age 26.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 1,427, or 6.0%, primarily due to new sales to several major accounts in our National Accounts business, increased Medicare Advantage medical membership and a change in methodology of how we report certain portions of the behavioral health membership.

Life and disability membership decreased 138, or 2.7%, primarily due to lapses in our National Accounts business. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership increased 51, or 1.3%, primarily due to new sales resulting from the introduction of new product offerings.

Managed dental membership increased 38, or 0.9%, reflecting incremental sales by our DeCare Dental, LLC subsidiary.

Vision membership increased 290, or 8.3%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by lapses.

Medicare Part D membership decreased 2, or 0.2%, primarily due to lapses in Low Income Subsidy membership in 2011, largely offset by new membership associated with the increase in our Medicare Advantage medical membership, including additional Medicare Advantage medical membership resulting from our acquisition of CareMore.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2011 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2011 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend was driven by unit cost. Inpatient hospital trend was in the very low double digit range and was primarily related to increases in cost per admission. Elevated average case acuity (intensity) continues to contribute as do our rate increases with hospitals. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were lower than prior year, however, inpatient day counts per thousand members were slightly higher reflecting increased acuity. As a result, the average length of inpatient stays increased compared to prior year levels. Clinical management and re-contracting efforts are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we have introduced programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend was in the high single digit range and was primarily driven by unit cost. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was only slightly higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). As an example, we recently launched an emergency room program and education campaign using Google Maps® to make it easier to find and use retail health clinics and urgent care centers for non-emergency conditions when regular physicians are not available. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This technology is allowing us to achieve greater efficiencies in the high trend area of radiology, while ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management and specialty pharmacy reviews is aiding our efforts to mitigate trend increases.

Physician services trend was in the low-to-mid single digit range and driven by unit cost. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid single digit range and was 45% unit cost (cost per prescription) related and 55% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform, introducing a number of new reimbursement models. We are currently working with provider organizations to develop Accountable Care Organization pilot programs. These programs are designed to enhance coordination of care throughout the health system, appropriately align incentives and encourage responsibility among patients, payors and providers to enhance member health outcomes. We are also advancing patient-centered medical home programs in the majority of our states to help modernize and increase the scope of the primary care practices throughout our markets. Early assessment of these programs demonstrates a favorable effect on the quality and cost of health care, and we will continue to evaluate their results.

As evidenced by the recent acquisition of CareMore, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting precious financial resources of seniors and the Medicare Program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

Additionally, we are fully integrating our Resolution Health, Inc., or RHI, subsidiary’s suite of products designed to improve health care quality and reduce health care costs. As an example, My Health Advantage is an RHI product that uses market-leading technology to analyze medical claims, pharmacy claims, lab results, benefit plan information and personal health information to identify opportunities to help close gaps between recommended care and the care that members actually receive. Furthermore, the sale of our PBM services business and the resulting strategic alliance with Express Scripts, Inc. is bringing with it greater capabilities and resources, allowing members to leverage more cost-effective solutions and state-of-the-art PBM services.

VI.	Results of Operations—Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Our consolidated results of operations for the three months ended September 30, 2011 and 2010 are discussed in the following section.

	Three Months Ended September 30		$ Change	% Change
	2011	2010
Total operating revenue	$15,155.1	$14,308.5	$846.6	5.9%
Net investment income	170.9	205.4	(34.5)	(16.8)
Net realized gains on investments	94.9	61.6	33.3	54.1
Other-than-temporary impairment losses on investments	(22.9)	(3.2)	(19.7)	(615.6)

Total revenues	15,398.0	14,572.3	825.7	5.7

Benefit expense	12,062.9	11,205.6	857.3	7.7
Selling, general and administrative expense	2,119.6	2,063.2	56.4	2.7
Other expense[1]	170.3	166.7	3.6	2.2

Total expenses	14,352.8	13,435.5	917.3	6.8

Income before income tax expense	1,045.2	1,136.8	(91.6)	(8.1)
Income tax expense	362.0	397.7	(35.7)	(9.0)

Net income	$683.2	$739.1	$(55.9)	(7.6)

Average diluted shares outstanding	360.4	402.2	(41.8)	(10.4)%
Diluted net income per share	$1.90	$1.84	$0.06	3.3%
Benefit expense ratio[2]	85.1%	83.8%		130	bp3
Selling, general and administrative expense ratio[4]	14.0%	14.4%		(40	)bp3
Income before income taxes as a percentage of total revenue	6.8%	7.8%		(100	)bp3
Net income as a percentage of total revenue	4.4%	5.1%		(70	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Total operating revenue increased $846.6, or 5.9%, to $15,155.1 in 2011, resulting primarily from increased premiums and administrative fees. Increased premiums resulted from premium rate increases in our Local Group and Individual businesses designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business, including the additional membership resulting from our acquisition of CareMore, and increased reimbursement in the FEP business. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions. Administrative fees increased due to higher self-funded membership in our Local Group and National Accounts businesses.

Net investment income decreased $34.5, or 16.8%, to $170.9 in 2011, primarily due to a decline in dividend income from a cost method investment and lower yields on investment balances.

Benefit expense increased $857.3, or 7.7%, to $12,062.9 in 2011, primarily due to higher medical costs in our Local Group business, higher Medicare Advantage membership, adverse selection in certain Medicare Advantage products and increased membership in the FEP business. In addition, an estimated $110.0 of higher than anticipated favorable prior year reserve development was recognized during the third quarter of 2010. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses.

Our benefit expense ratio increased 130 basis points to 85.1% in 2011, primarily due to the reduced amount of favorable prior year reserve development between the two periods and higher medical costs in our Senior Medicare Advantage business. These increases were partially offset by improvements in our Individual business.

Selling, general and administrative expense increased $56.4, or 2.7%, to $2,119.6 in 2011, primarily due to increased restructuring costs associated with our ongoing efficiency initiatives and costs associated with the acquisition of CareMore.

Our selling, general and administrative expense ratio decreased 40 basis points to 14.0% in 2011, primarily due to an increase in operating revenue, partially offset by increased selling, general and administrative expense.

Income tax expense decreased $35.7, or 9.0%, to $362.0 in 2011, primarily due to lower income before income tax expense. The effective tax rates in 2011 and 2010 were 34.6% and 35.0%, respectively.

Our net income as a percentage of total revenue decreased 70 basis points to 4.4% in 2011 as compared to 2010 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains or losses on investments, interest expense, amortization or impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information describing our reportable segments, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, included in our

2010 Annual Report on Form 10-K. The discussions of segment results for the three months ended September 30, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2011	2010
Operating revenue	$8,657.9	$8,486.2	$171.7	2.0%
Operating gain	$711.5	$760.9	$(49.4)	(6.5)%
Operating margin	8.2%	9.0%		(80	)bp

Operating revenue increased $171.7, or 2.0%, to $8,657.9 in 2011, primarily due to premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions.

Operating gain decreased $49.4, or 6.5%, to $711.5 in 2011, primarily due to changes in prior period reserve development. An estimated $75.0 of higher than anticipated favorable prior year reserve development was recognized in the Commercial segment during the third quarter of 2010. This was partially offset by lower selling, general and administrative expense associated with our ongoing efficiency initiatives and improved results in our National Accounts business.

The operating margin in 2011 was 8.2%, an 80 basis point decrease over 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2011	2010
Operating revenue	$4,576.4	$4,039.1	$537.3	13.3%
Operating gain	$245.2	$261.7	$(16.5)	(6.3)%
Operating margin	5.4%	6.5%		(110	)bp

Operating revenue increased $537.3, or 13.3%, to $4,576.4 in 2011, primarily due to increases in our Senior, State-Sponsored and Individual businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership, including increased membership resulting from our acquisition of CareMore. The increase in State-Sponsored revenue reflected both increased pricing and membership, while the increase in Individual was due to premium increases designed primarily to cover cost trends in the California Individual market.

Operating gain decreased $16.5, or 6.3%, to $245.2 in 2011, primarily due to lower operating gain in our Senior business. This decline was a result of higher medical costs in 2011 due to higher membership, changes in prior year reserve development and adverse selection in certain Medicare Advantage products. We have refined our Medicare Advantage product strategy and service areas for 2012. The higher than expected medical costs in 2011 were partially offset by improvements in our Individual business and higher risk score revenue in our Senior business as a result of increased risk score settlements and a refined risk score estimation process. We recognized an estimated $35.0 of higher than anticipated favorable prior year reserve development in the Consumer segment during the third quarter of 2010.

The operating margin in 2011 was 5.4%, a 110 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		$ Change	% Change
	2011	2010
Operating revenue	$1,920.8	$1,783.2	$137.6	7.7%
Operating gain	$15.9	$17.1	$(1.2)	(7.0)%

Operating revenue increased $137.6, or 7.7%, to $1,920.8 in 2011, primarily due to membership growth in our FEP business. FEP membership was 4.4% higher at September 30, 2011 as compared to September 30, 2010.

Operating gain remained relatively flat at $15.9 in 2011 as compared to $17.1 in 2010.

VII.	Results of Operations—Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Our consolidated results of operations for the nine months ended September 30, 2011 and 2010 are discussed in the following section.

	Nine Months Ended September 30		$ Change	% Change
	2011	2010
Total operating revenue	$44,689.7	$43,350.2	$1,339.5	3.1%
Net investment income	543.5	608.8	(65.3)	(10.7)
Net realized gains on investments	193.5	146.5	47.0	32.1
Other-than-temporary impairment losses on investments	(33.7)	(29.0)	(4.7)	(16.2)

Total revenues	45,393.0	44,076.5	1,316.5	3.0

Benefit expense	35,212.9	33,573.8	1,639.1	4.9
Selling, general and administrative expense	6,207.2	6,392.0	(184.8)	(2.9)
Other expense[1]	493.2	509.0	(15.8)	(3.1)

Total expenses	41,913.3	40,474.8	1,438.5	3.6

Income before income tax expense	3,479.7	3,601.7	(122.0)	(3.4)
Income tax expense	1,168.3	1,263.4	(95.1)	(7.5)

Net income	$2,311.4	$2,338.3	$(26.9)	(1.2)

Average diluted shares outstanding	370.3	423.4	(53.1)	(12.5)%
Diluted net income per share	$6.24	$5.52	$0.72	13.0%
Benefit expense ratio[2]	84.3%	82.8%		150	bp3
Selling, general and administrative expense ratio[4]	13.9%	14.7%		(80	)bp3
Income before income taxes as a percentage of total revenue	7.7%	8.2%		(50	)bp3
Net income as a percentage of total revenue	5.1%	5.3%		(20	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense, amortization of other intangible assets and impairment of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums.
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Total operating revenue increased $1,339.5, or 3.1%, to $44,689.7 in 2011, primarily due to premium rate increases in our Local Group and Individual businesses designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business and increased reimbursement in the FEP business. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions and the conversions of two large accounts from fully-insured to self-funded status in 2010. Administrative fees also increased due to higher self-funded membership in our Local Group and National Accounts businesses, including the impact of conversions from fully-insured to self-funded membership.

Net investment income decreased $65.3, or 10.7%, to $543.5 in 2011, primarily due to lower yields on investment balances and a decline in dividend income from a cost method investment.

Benefit expense increased $1,639.1, or 4.9%, to $35,212.9 in 2011, primarily due to higher medical costs in our Local Group business, higher Senior Medicare Advantage membership, adverse selection in certain Medicare Advantage products and increased membership in the FEP business. In addition, an estimated $210.0 of higher than anticipated favorable prior year reserve development was recognized during the nine months ended September 30, 2010. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses and the conversions of two large accounts from fully-insured to self-funded status in 2010.

Our benefit expense ratio increased 150 basis points to 84.3% in 2011, primarily due to higher medical costs in our Senior and State-Sponsored businesses and the reduced amount of favorable prior year reserve development between the two periods.

Selling, general and administrative expense decreased $184.8, or 2.9%, to $6,207.2 in 2011, primarily due to cost reductions associated with our ongoing efficiency initiatives and lower incentive compensation costs.

Our selling, general and administrative expense ratio decreased 80 basis points to 13.9% in 2011, primarily due to increased operating revenue and reduced selling, general and administrative expenses.

Other expense decreased $15.8, or 3.1%, to $493.2 in 2011, reflecting the non-recurrence of an impairment of other intangible assets and reduced amortization of certain other intangible assets acquired in prior years, partially offset by increased interest expense due to higher average outstanding debt balances.

Income tax expense decreased $95.1, or 7.5%, to $1,168.3 in 2011, due to both a decrease in the effective tax rate and lower income before income tax expense. The effective tax rates in 2011 and 2010 were 33.6% and 35.1%, respectively. The effective tax rate decreased primarily due to prior tax year federal and state audit settlements during 2011.

Our net income as a percentage of total revenue decreased 20 basis points to 5.1% in 2011 as compared to 2010 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, as discussed above. The discussions of segment results for the nine months ended September 30, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Commercial

Our Commercial segment’s summarized results of operations for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30
	2011	2010	$ Change	% Change
Operating revenue	$25,868.8	$26,027.4	$(158.6)	(0.6)%
Operating gain	$2,583.8	$2,485.0	$98.8	4.0%
Operating margin	10.0%	9.5%		50	bp

Operating revenue decreased $158.6, or 0.6%, to $25,868.8 in 2011, primarily due to fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions and the conversion of two large accounts from fully-insured to self-funded status. The decreases in premiums were partially offset by premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses.

Operating gain increased $98.8, or 4.0%, to $2,583.8 in 2011, primarily due to improved results in our National Accounts business and lower selling, general and administrative expense associated with our ongoing efficiency initiatives, partially offset by an estimated $115.0 of higher than anticipated favorable prior year reserve development that was recognized in the Commercial segment during the nine months ended September 30, 2010.

The operating margin in 2011 was 10.0%, a 50 basis point increase over 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Our Consumer segment’s summarized results of operations for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30
	2011	2010	$ Change	% Change
Operating revenue	$13,164.2	$12,044.2	$1,120.0	9.3%
Operating gain	$627.7	$888.6	$(260.9)	(29.4)%
Operating margin	4.8%	7.4%		(260	)bp

Operating revenue increased $1,120.0, or 9.3%, to $13,164.2 in 2011, primarily due to increases in our Senior and State-Sponsored businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership, including additional membership from our acquisition of CareMore, while the increase in State-Sponsored revenue reflected both increased pricing and, to a lesser extent, increased membership.

Operating gain decreased $260.9, or 29.4%, to $627.7 in 2011, primarily due to lower operating gains in our Senior business resulting from higher medical costs in 2011 due to increased membership and adverse selection in certain of our Medicare Advantage products. We have refined our Medicare Advantage product strategy and service areas for 2012. The higher than expected medical costs in 2011 were partially offset by higher than anticipated risk score revenue as a result of a refined risk score estimation process and increased risk score settlements. In addition, an estimated $95.0 of higher than anticipated favorable reserve development was recognized in the Consumer segment during the nine months ended September 30, 2010.

The operating margin in 2011 was 4.8%, a 260 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Our Other segment’s summarized results of operations for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30
	2011	2010	$ Change	% Change
Operating revenue	$5,656.7	$5,278.6	$378.1	7.2%
Operating gain	$58.1	$10.8	$47.3	438.0%

Operating revenue increased $378.1, or 7.2%, to $5,656.7 in 2011, primarily due to membership growth in our FEP business. FEP membership was 4.4% higher at September 30, 2011 as compared to September 30, 2010.

Operating gain increased $47.3 to $58.1 in 2011, primarily due to our National Government Services and FEP businesses and lower general and administrative expenses as a result of ongoing cost reduction initiatives.

VIII. Critical	Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2010 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2010, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2011, our critical accounting policies and estimates have not changed from those described in our 2010 Annual Report on Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Also as discussed above, as of September 30, 2011, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2010 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2011 and 2010 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2011	2010	2010	2009	2008
Gross medical claims payable, beginning of period	$4,852.4	$5,450.5	$5,450.5	$6,184.7	$5,788.0
Ceded medical claims payable, beginning of period	(32.9)	(29.9)	(29.9)	(60.3)	(60.7)

Net medical claims payable, beginning of period	4,819.5	5,420.6	5,420.6	6,124.4	5,727.3

Business combinations and purchase adjustments	100.9	—	—	2.8	—

Net incurred medical claims:
Current year	35,021.5	33,834.5	45,077.1	47,315.1	47,940.9
Prior years redundancies	(206.3)	(704.8)	(718.0)	(807.2)	(263.2)

Total net incurred medical claims	34,815.2	33,129.7	44,359.1	46,507.9	47,677.7

Net payments attributable to:
Current year medical claims	29,881.6	29,137.6	40,387.8	42,056.9	42,020.7
Prior years medical claims	4,417.8	4,486.9	4,572.4	5,157.6	5,259.9

Total net payments	34,299.4	33,624.5	44,960.2	47,214.5	47,280.6

Net medical claims payable, end of period	5,436.2	4,925.8	4,819.5	5,420.6	6,124.4
Ceded medical claims payable, end of period	23.5	30.5	32.9	29.9	60.3

Gross medical claims payable, end of period	$5,459.7	$4,956.3	$4,852.4	$5,450.5	$6,184.7

Current year medical claims paid as a percentage of current year net incurred medical claims	85.3%	86.1%	89.6%	88.9%	87.7%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	4.5%	14.9%	15.3%	15.2%	4.8%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	0.5%	1.5%	1.5%	1.7%	0.6%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2011 and 2010, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2011	2010
Assumed trend factors	$271.1	$523.6
Assumed completion factors	(64.8)	181.2

Total	$206.3	$704.8

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

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.6% for 2010, 88.9% for 2009 and 87.7% for 2008. Comparison of these ratios reflects acceleration in processing that has occurred. The nine month periods presented above show that as of September 30, 2011, 85.3% of current year net incurred medical claims had been paid in the period incurred, as compared to 86.1% for the same period in 2010.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine month period ended September 30, 2011, this metric was 4.5%, reflecting the previously discussed lower level of prior year redundancies. For the nine month period ended September 30, 2010, this metric was 14.9%. This metric was 15.3% for the year ended December 31, 2010 and 15.2% for the year ended December 31, 2009. For the year ended December 31, 2008, this metric was 4.8%, reflecting a lower level of prior year redundancies.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the nine months ended September 30, 2011, this metric was 0.5%, which was calculated using the redundancy of $206.3 shown above. For the nine months ended September 30, 2010, the comparable metric was 1.5%, which was calculated using the redundancy of $704.8, which represents an estimate based on paid medical claims activity from January 1, 2010 to September 30, 2010. This metric was 1.5% for full year 2010 and 1.7% for 2009. This metric was 0.6% for 2008, reflecting a lower level of prior year redundancies.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 is effective for us on January 1, 2012. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2011, the FASB issued ASU No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. ASU 2011-06 addresses how fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Acts, should be recognized and classified in the income statements of health insurers. The Acts impose a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be deferred and amortized to expense over the calendar year that it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of ASU 2011-06 is not expected to have a material impact on our consolidated financial position or results of operations.

There were no other new accounting pronouncements issued or that became effective during the nine months ended September 30, 2011 that had a material impact on our financial position, operating results or disclosures.

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

Liquidity—Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The table below outlines the increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30
	2011	2010
Cash flows provided by (used in):
Operating activities	$3,316.5	$829.7
Investing activities	(1,323.2)	(1,168.9)
Financing activities	(1,275.2)	(2,229.5)
Effect of foreign exchange rates on cash and cash equivalents	1.5	(1.2)

Increase (decrease) in cash and cash equivalents	$719.6	$(2,569.9)

During the nine months ended September 30, 2011, net cash flow provided by operating activities was $3,316.5, compared to $829.7 for the nine months ended September 30, 2010, an increase of $2,486.8. This increase resulted primarily from tax payments of $1,208.0 to the IRS in the first quarter of 2010 related to the gain we realized on the 2009 sale of our PBM business and the early receipt of premiums totaling $596.5 related to government contracts associated with the fourth quarter of 2011.

Net cash flow used in investing activities was $1,323.2 during the nine months ended September 30, 2011, compared to $1,168.9 for the nine months ended September 30, 2010. The increase in cash flow used in investing activities of $154.3 between the two periods primarily resulted from the purchase of CareMore and an increase in the net purchases of investments, partially offset by changes in securities lending collateral.

Net cash flow used in financing activities was $1,275.2 during the nine months ended September 30, 2011, compared to $2,229.5 for the nine months ended September 30, 2010. The decrease in cash flow used in financing activities of $954.3 primarily resulted from decreases in share repurchases, increases in net proceeds from commercial paper borrowings and changes in bank overdrafts, partially offset by changes in securities lending payables, an increase in repayments of debt borrowings, and cash dividends paid.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21,468.9 at September 30, 2011. Since December 31, 2010, total cash, cash equivalents and investments, including long-term investments, increased by $1,232.7 primarily due to cash generated from operations, increased debt balances and proceeds from our employee stock plans, partially offset by common stock repurchases, our acquisition of CareMore, fixed asset purchases and dividends to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.

At September 30, 2011, we held at the parent company $2,368.4 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 29.7% and 27.3% as of September 30, 2011 and December 31, 2010, respectively.

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

For additional information regarding our use of capital at September 30, 2011, see the “Use of Capital” section of Note 11, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 10, “Commitments and

Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2010 Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2010, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

X.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and our governing documents may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation as of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings at September 30, 2011, see the “Litigation” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K.

There are various risks associated with providing health care services.

Many states in which we operate our subsidiary, CareMore Health Group, Inc. and its affiliates, limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians (“corporate practice of medicine”) and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients, (“anti-kickback rules”) and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity (“self-referral rules”).

We believe that our health care service operations comply with applicable rules and regulations regarding the corporate practice of medicine, fee-splitting, anti-kickback, self-referral and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these rules and regulations could adversely affect our business, cash flows, financial condition or results of operations.

The direct provision of health care services also involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our physician associates for alleged malpractice or professional liability claims arising out of the delivery of health care and related services. In addition, liability may arise from maintaining health care premises that serve the public. If we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our cash flows, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated (in millions, except share and per share data).

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2011 to July 31, 2011	3,847,479	$76.09	3,843,987	$374.7
August 1, 2011 to August 31, 2011	4,563,169	62.84	4,561,000	338.1
September 1, 2011 to September 30, 2011	4,952,223	64.43	4,947,800	5,019.3

	13,362,871		13,352,787

[1]

Total number of shares purchased includes 10,084 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended September 30, 2011, we repurchased approximately 13,352,787 shares at a cost of $714.8 under the program. On February 3, February 22, May 17, August 25 and September 29, 2011, our Board of Directors increased the share repurchase authorization by $375.0, $1,100.0, $500.0, $250.0 and $5,000.0, respectively. Remaining authorization under the program was $ 5,019.3 as of September 30, 2011.

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

WELLPOINT, INC. Registrant

Date: October 26, 2011	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 26, 2011	By:	/s/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1

Indenture, dated as of January 20, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 10, 2006 and incorporated herein by reference.

(a) Form of the 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2011.

(b) Form of the 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2011.

4.2	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.12*	(a) Amendment dated September 30, 2011 to Employment Agreement between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.