Form 10-K
period 2011-12-31
WELLPOINT, INC
filed 2012-02-22
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 30, 2011 was approximately $28,438,177,057.

As of February 9, 2012, 334,748,569 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012.

WellPoint, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

PART I

ITEM 1. BUSINESS.

General

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 34.3 million medical members through our affiliated health plans and a total of 65.3 million individuals through all subsidiaries as of December 31, 2011. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare and in certain California, Arizona and Nevada markets through our recently acquired CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Our mission is to improve the lives of the people we serve and the health of our communities. We strive to achieve our mission by creating the best health care value in our industry, excelling at day-to-day execution, and capitalizing on new opportunities to drive growth. By delivering on our mission, we expect to create greater value for our customers and shareholders.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty products and services including life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. Finally, we provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs.

On August 22, 2011, we completed our acquisition of CareMore. CareMore is a senior focused health care delivery Medicare Advantage program designed to deliver proactive, integrated, individualized health care. While CareMore currently provides services in select California, Arizona and Nevada markets, we expect to expand the CareMore operating model to other markets in future years. CareMore’s market leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. This approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry.

The increased focus on health care costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed.

Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, pre-paid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.

Economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage, physicians and hospitals, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums. CDHPs, which are relatively high deductible PPO products and are often paired with some type of member tax-advantaged health care expenditure account that can be used at the member’s discretion to help fund member out-of-pocket costs, help to meet this demand. CDHPs also usually incorporate member education, wellness, and care management programs to help customers make better informed health care decisions. We believe we are well-positioned in each of our regions to respond to these market preferences.

For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs.

Our medical membership includes seven different customer types:

•	Local Group

•	National Accounts

•	BlueCard®

•	Individual

•	Senior

•	State-Sponsored

•	FEP

BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded UniCare and CareMore plans. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.

Our products are generally developed and marketed with an emphasis on the differing needs of our various customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Each business unit is responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer types. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs.

We market our products through an extensive network of independent agents and brokers for Individual and Senior customers, as well as for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force.

Each of the BCBS member companies, of which there were 39 independent primary licensees as of December 31, 2011, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS member company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.

For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Our results of operations depend in large part on accurately predicting health care costs and our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.

The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be an increasing driver of our overall profitability.

Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, or collectively, Health Care Reform, which represents significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impacts on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we cannot currently estimate the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. For additional discussion, see “Regulation,” herein and Part I, Item 1A. “Risk Factors” in this Form 10-K.

In addition to the external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership. Since 2008, we experienced membership declines due to unfavorable economic conditions driving increased unemployment. During 2011, this trend reversed and our overall membership increased. However, we expect unemployment levels will remain high throughout 2012, which will likely impact our ability to maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. These membership trends could have a material adverse effect on our future results of operations. See Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

We continue to believe health care is local and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, have created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals. We believe that an essential ingredient for practical and sustainable improvements in health care is raising health care quality while managing costs for total cost affordability. We have identified solutions that we believe will deliver better health care while reducing costs. These include driving innovation in paying and partnering with providers to compel improved cost, quality and health along with finding new, effective ways to manage risk and engage the member as a consumer. In addition, we seek to achieve efficiencies from our national scale while optimizing service performance for our customers. Finally, we seek to continue to rationalize our portfolio of businesses and products, and align our investments to capitalize on new opportunities to drive growth in both our existing and new markets in the future.

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

We intend to continue pursuing our mission to improve the lives of the people we serve and the health of our communities, while driving growth in both existing and new markets, including expansion of the CareMore operating model. At the same time, we will focus on earnings per share, or EPS, growth through organic membership gains, improvements in our operating cost structure, strategic acquisitions and efficient use of capital.

Significant Events

The more significant events that have occurred over the last five years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Use of Capital—Board of Directors declaration of dividends on common stock (2011) and authorization for repurchases of our common stock (2011 and prior)

•	Acquisition of CareMore, as previously described (2011)

•	Sale of our pharmacy benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts (2009)

•	Acquisition of DeCare Dental, LLC, or DeCare (2009)

•	Acquisition of Imaging Management Holdings, LLC, and subsidiary, American Imaging Management, Inc., or AIM (2007)

For additional information regarding these events, see Note 3, “Business Combinations and Divestitures,” and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

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

We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with an advantage over our competition. Our provider networks in our markets enable us to achieve cost-efficiencies and distinctive service levels enabling us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, care management, product value and brand recognition.

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

At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to our competitors in all of our markets. Typically we are the lead competitor in each of our markets and, thus, are a closely watched target by other insurance competitors.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Our Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while our State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs. Individual business includes individual customers under age 65 and their covered dependents.

Our Other segment includes the Comprehensive Health Solutions business unit, or CHS, that brings together our resources focused on optimizing the quality of health care, the clinical consumer experience and cost of care management. CHS included our PBM business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven, evidence based personal health care guidance. Our Other segment also includes results from our Federal Government Solutions, or FGS, business. FGS business includes FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accounting Standards Board, or FASB, guidance for disclosure about segments of an enterprise and related information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Through our participation in various federal government programs, we generated approximately 23%, 22% and 19% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2011, 2010 and 2009. These revenues are contained in the Consumer and Other segments.

For additional information regarding the operating results of our segments, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

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

BlueCard®.    BlueCard® host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-WellPoint controlled BCBS licensee, who is the “home” plan. We perform certain administrative functions for BlueCard® host members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.

Senior Plans.    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans and special needs plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage special needs plans provide Medicare beneficiaries who have chronic diseases and conditions with tailored benefits designed to meet their unique needs. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. We offer these plans to customers through our health benefit subsidiaries throughout the country, including CareMore.

Individual Plans.    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage. Some of our products target certain demographic populations such as uninsured younger individuals between the ages of 19 and 29, families and those transitioning between jobs or early retirees.

Medicaid Plans and Other State-Sponsored Programs.    We have contracts to serve members enrolled in Medicaid, State Children’s Health Insurance programs and other publicly funded health care programs for low income and/or high medical risk individuals. We provide services in California, Indiana, Kansas, Massachusetts, New York, South Carolina, Texas, Virginia, West Virginia and Wisconsin.

Pharmacy Products.    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts, under a ten year contract. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support.

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

Personal Health Care Guidance.    We offer leading evidence based and analytics-driven personal health care guidance. These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs.

Dental.    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans. The National Dental GRID includes dentists in all 50 states and provides multi-state customers with a national solution providing in-network discounts across the country. Additionally, we offer managed dental services to other health care plans to assist those other health care plans in providing dental benefits to their customers.

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

We attempt to provide “market-based” hospital reimbursement along industry standards. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. We use multi-year contracting strategies, including case or fixed rates, to limit our exposure to medical cost inflation and increase cost predictability. We seek to maintain broad provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care received by our members.

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee-for-service is our predominant reimbursement methodology for physicians. Physician fee schedules are developed at the state level based on an assessment of several factors and conditions, including The Centers for Medicare & Medicaid Services, or CMS, resource-based relative value system, or RBRVS, medical practice cost inflation and physician supply. The RBRVS structure was developed and is maintained by CMS, and is used by the Medicare program and other major payers. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. In addition, we have implemented and continue to expand physician incentive contracting, or “pay for performance”, which ties physician payment levels to performance on clinical measures.

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. However, in certain markets we believe capitation can be a useful method to lower costs and reduce underwriting risk, and we therefore have some capitation contracts.

Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a fixed amount per day or reimbursed a per case amount, per admission, for inpatient covered services. Some hospitals, primarily sole community hospitals, are reimbursed on a discount from approved charge basis for covered services. Our “per case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups, or DRG, methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. To improve predictability of expected cost, we frequently use a multi-year contracting approach and have been transitioning to case rate payment methodologies. Many of our hospital contracts include a “pay for performance” component where reimbursement levels are linked to improved clinical performance, patient safety and medical error reduction.

Though fee-for-service or fee-for-service combined with pay for performance remains our predominant payment model today, our provider engagement and contracting strategies are becoming less “unit price” focused and more focused on the total value of care, defined by overall quality and cost. This includes a strong focus on promoting primary care and developing collaborative relationships with physicians that align financial incentives and helping to provide them with the tools they need to effectively manage the health of their population of patients in a way that improves health outcomes and reduces the cost associated with preventable medical events. For example, we are partnering with physicians to advance a number of innovative delivery models such as accountable care organizations, or ACOs, and patient-centered medical homes, or PCMHs, that aim to improve affordability and the quality of care delivered to members. Under an ACO arrangement, providers receive incentives based on quality, cost, safety, clinical outcomes and coordination of care metrics. Through these shared risk arrangements, providers share in the savings achieved through better quality and reduced costs, but may also share the financial risk if results are not achieved. In the PCMH model, primary care physicians adopt a patient-centered care delivery model that focuses on coordinated care management, wellness and preventive care and shared-decision making with patients and their care givers. This model promotes patient engagement and accountability for the patient’s own health. Both of these models help improve quality through enhanced service offerings and better care coordination with other physicians and specialists across the healthcare system. In addition to the opportunity to participate in shared savings, participating physician practices often receive a per-member, per-month care management fee to appropriately compensate physicians for important care management activities that occur outside of the patient visit, enabling a move away from visit-based episodic intervention to proactive patient engagement and care coordination.

In the latter half of 2012, we plan to implement additional shared savings opportunities for certain primary care physicians, aimed at further improving the quality of care and health outcomes of our members while reducing medical costs and increasing revenue opportunities for the participating primary care physicians. Under this model, participating primary care physicians will be able to earn additional revenue by expanding access to medical care and also coordinating medical care for patients with chronic conditions. To participate in the shared savings opportunities, primary care physician practices must meet certain plan quality requirements, which include quality standards established by organizations including, but not limited to, the NCQA, the American Diabetes Association and the American Academy of Pediatrics.

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost effective medical care. These medical management activities and programs are administered and directed by physicians and trained nurses. The goals of our medical management strategies are to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate location.

Precertification.    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for common high-tech radiology studies, including cardiac diagnostic testing, addressing an area of historically significant cost trends. We are exploring expansion of our outpatient precertification program through AIM into other clinical areas that show significant trend and have demonstrated clinically inappropriate use of services, such as oncology and sleep apnea diagnosis and treatment. We leverage AIM’s services, clinical expertise and technology to facilitate more effective and efficient use of these outpatient services by our members.

Care Coordination.    Another traditional medical management strategy we use is care coordination, which is based on nationally recognized criteria developed by third-party medical specialists. With inpatient care coordination, the requirements and intensity of services during a patient’s hospital stay are reviewed, at times by an onsite skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting. In addition, guidance for many continued stay cases is reviewed with physician medical directors to ensure appropriate utilization of medical services. We also coordinate care for outpatient services to help ensure that patients with chronic conditions who receive care from multiple physicians are able to manage the exchange of information between physicians and coordinate office visits to their physicians.

Case Management.    We are also implementing a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention to manage their health care needs. The registered nurses and medical directors focus on members likely to be readmitted to the hospital and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home.

Formulary management.    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies. This function remained with us after the sale of our PBM business.

Medical policy.    A medical policy group comprised of physician leaders from various areas of the country, working in cooperation with academic medical centers, practicing community physicians and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and Prevention and the American Cancer Society, determines our national policy for the application of new medical technologies and treatments.

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

External review procedures.    We work with outside experts through a process of external review to provide our members scientifically and clinically, evidence-based medical care. When we receive member concerns, we have formal appeals procedures that ultimately allow coverage disputes related to medical necessity decisions under the benefits contract to be settled by independent expert physicians.

Service management.    In HMO and POS networks, primary care physicians serve as the overall coordinators of members’ health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have access to network physicians without a primary care physician serving as the coordinator of care.

Anthem Care Comparison.    Anthem Care Comparison, or ACC, is an innovative comparison tool that discloses price ranges and quality data for common services at contracted providers, including the facility, professional and ancillary services. The price ranges include a bundle of related services typically performed at the time of the procedure, not just the surgery itself. Users can review cost data for 102 procedures in 48 states and Puerto Rico. ACC provides information on key quality factors such as the number of specific procedures performed, patient safety, facility complication rates, mortality rates and average length of stay. We continue to work on enhancing and evolving the ACC program to assist members in making informed health care decisions.

Personal Health Care Guidance.    These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality profiling, and other consulting services.

Care Management Programs

We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, that have been proven to increase quality and reduce medical costs for our members:

ConditionCare and FutureMoms are care management and maternity management programs that serve as excellent adjuncts to physician care. Skilled nurse professionals with added support from our team of dietitians, social workers, pharmacists, health educators and other health professionals help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition.

24/7 NurseLine offers access to qualified, registered nurses anytime. This allows our members to make informed decisions about the appropriate level of care and avoid unnecessary worry. This program also includes a referral process to the nearest urgent care facility, a robust audiotape library, accessible by phone, with more than 400 health and wellness topics, as well as on-line health education topics designed to educate members about symptoms and treatment of many common health concerns.

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

MyHealth Advantage utilizes integrated information systems and sophisticated data analytics to help our members improve their compliance with evidence-based care guidelines, providing personal care notes that alert members to potential gaps in care, enable more prudent health care choices, and assist in the realization of member out-of-pocket cost savings. Key opportunities are also shared with physicians through Availity® at the time of membership eligibility verification. Availity® is an electronic data interchange system that allows for the exchange of health information among providers over a secure network.

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

Several quality health care measures, including the Healthcare Effectiveness Data and Information Set, or HEDIS®, have been incorporated into the NCQA’s accreditation processes. HEDIS® measures range from preventive services, such as screening mammography and pediatric immunization, to elements of care, including decreasing the complications of diabetes and improving treatment for patients with heart disease. For health plans, NCQA’s highest accreditation status of Excellent is granted only to those plans that demonstrate levels of service and clinical quality that meet or exceed NCQA’s rigorous requirements for consumer protection and quality improvement. Plans earning this accreditation level must also achieve HEDIS® results that are in the highest range of national or regional performance. Details for each of our plans’ accreditation levels can be found at www.ncqa.org.

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

Our wholly-owned clinical research and health outcomes research subsidiary, HealthCore, has supported biopharmaceutical manufacturers, health professionals, and health plans by enabling more effective medical management and increased physician adherence to evidence-based care, and creating new knowledge on the value of clinical therapies, resulting in better care decisions.

Our wholly-owned specialty benefit management subsidiary, AIM, has supported quality by implementing clinical appropriateness and patient safety programs for advanced imaging procedures and specialty pharmaceuticals, including oncology drugs, covered under the medical benefit, that are based on widely accepted clinical guidelines. These programs promote the most appropriate use of these procedures to improve the quality of overall health care delivered to our members and members of other health plans that are covered under AIM’s programs. In addition to its clinical appropriateness program, AIM has also implemented a network assessment OptiNet® program, which promotes more informed selection of diagnostic imaging facilities by providing cost and facility information to physicians at the point that a procedure is ordered. In 2011, we leveraged AIM’s network assessment information to proactively educate our members about imaging site choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost effective medical care. AIM also provides education on radiation exposure associated with advanced diagnostic procedures to members and physicians to improve patient and provider safety.

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

BCBSA Licenses

We are a party to license agreements with the BCBSA that entitle us to the exclusive, and in certain areas, non-exclusive use of the Blue Cross and Blue Shield names and marks in assigned geographic territories. BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as provide certain coordination among the member companies. Each BCBSA licensee is an independent legal organization and is not responsible for obligations of other BCBSA member organizations. We have no right to market products and services using the BCBS names and marks outside of the states in which we are licensed to sell BCBS products. We are required to pay an annual license fee to the BCBSA based on enrollment and also to comply with various operational and financial standards set forth in the licenses.

We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA. See Part I, Item 1A. “Risk Factors” in this Form 10-K for additional details of our licensing requirements and the impact if we were not to comply with these license agreements.

Regulation

General

Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by Health Care Reform legislation. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

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

Regulation of Insurance Company and HMO Business Activity

The governments of the states in which we conduct business, as well as the federal government, have adopted laws and regulations that govern our business activities in various ways. Further, federal Health Care Reform legislation has resulted in increased federal regulation that is likely to have a significant impact on our business. These laws and regulations, which vary significantly from state to state and on the federal level, may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	medical loss ratios;

•	tax deductibility of certain compensation;

•	licensure;

•	premium rates;

•	underwriting and pricing;

•	benefits;

•	eligibility requirements;

•	guaranteed renewability;

•	service areas;

•	market conduct;

•	sales and marketing activities;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing and rating restrictions for small group products;

•	utilization review activities;

•	prompt payment of claims;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes, assessments for the uninsured and/or underinsured and insolvency guaranty payments;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These state and federal laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

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

Patient Protection and Affordable Care Act

The ACA, signed into law on March 23, 2010, has created significant changes and will continue to create significant changes for health insurance markets for the next several years. Specifically, many of the near-term changes were effective for certain groups and individuals on their first renewal on or after September 23, 2010, including a prohibition on lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits, pre-existing condition exclusions for children, increased restrictions on rescinding coverage and extension of coverage of dependents to the age of 26. Certain requirements for insurers were also effective in 2011, including the minimum medical loss ratio provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified medical loss ratio, or MLR, thresholds, and changes to Medicare Advantage payments. Most of the provisions of ACA with more significant effects on the health insurance marketplace go into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, the assessment of new taxes and fees (including annual fees on health insurance companies and excise taxes on high premium insurance policies), the creation of new insurance exchanges for individuals and small groups, and substantial expansions in eligibility for Medicaid.

Many of the details of the law require additional guidance and specificity to be provided by the Department of Health and Human Services, or HHS, the Department of Labor, CMS and the Department of the Treasury. In certain cases, these regulatory agencies were directed to accept recommendations from external groups, such as the National Association of Insurance Commissioners, or NAIC. Some provisions have final rules available for review and comment, while some proposed regulations have yet to be released and others are in-process. We are evaluating each of these rules carefully; and, therefore, it continues to be too early to fully understand the impacts of the legislation on our overall business. Some of the more significant considerations of ACA are described below:

•

MLR regulations were issued by HHS in December 2011; however, significant changes could still occur to the MLR requirements through additional regulatory guidance and/or modification of the regulation. The minimum MLR thresholds by line of business are as follows:

Line of Business	%
Large Group	85%
Small Group	80
Individual	80

New York state regulations require us to meet a more restrictive MLR threshold of 82% for both Small Group and Individual lines of business. Certain other states have received approval from HHS to phase-in the MLR requirements in the Individual markets in those states and, as a result, are currently using lower thresholds for determination of potential rebates. The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of “benefit expense ratio” based on premium revenue and benefit expense as reported in accordance with U.S. generally accepted accounting principles, or GAAP. The definitions of the lines of business may differ under the various state and federal regulations.

•

ACA requires states to establish health insurance exchanges by January 1, 2014 through which qualified individuals and qualified small employers may access coverage. If a state fails to establish a health insurance exchange, the federal government will establish a health insurance exchange in that state. While states have some flexibility over the design and implementation of these health insurance exchanges, during 2011 HHS released a series of proposed regulations outlining more detailed requirements for the state establishment of exchanges. As of January 1, 2012, four states in which we conduct business have passed legislation establishing health insurance exchanges (California, Colorado, Connecticut and Nevada).

•

Regulations became effective in September 2011 that require filings for premium rate increases for small group and individual products above specified thresholds, generally 10%, to be reviewed. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program, in which case HHS will conduct the reviews for any rate filed.

•

ACA includes three “risk adjuster” programs that will introduce new requirements beginning in 2014 depending on the risk mix of individuals enrolled in the individual and small group markets. Among other things, these programs require insurers enrolling lower-risk individuals to pay into funds to compensate insurers enrolling higher-risk individuals. Details of these programs in the form of proposed regulations have begun to emerge and will continue to be finalized during 2012 and 2013. States will be given some flexibility to tailor their risk adjustment program.

•

Depending on the laws in each state, health insurers are currently allowed to consider factors such as health status, gender and age in determining the appropriate premium for products in the individual and small group markets. Some states have currently adopted rules that limit the variation between the highest and lowest premium for the identical insurance policy. The differential in pricing is commonly referred to as “ratings bands”. The process of using these rating bands allows health insurers to appropriately price for products and to spread the risk more broadly across all policyholders. Beginning in 2014, the ACA precludes health insurers from using health status and gender in the determination of the appropriate insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1 and the rating bands for tobacco use cannot vary by more than 1.5 to 1. This change will likely have a significant impact on the majority of individual and small group customers and could lead to adverse selection in the market.

•

Medicare Advantage reimbursement rates will not increase as much as they would otherwise due to a new payment formula promulgated by ACA that is expected to significantly reduce reimbursements in the future. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare, including the Medicare Advantage MLR, evolving methodology for ratings and quality bonus payments and potential action on an audit methodology to review data submitted under “risk adjuster” programs.

Recent federal court decisions questioning the constitutionality of all or portions of the federal Health Care Reform legislation add further uncertainty to our ability to understand the ultimate impacts of the legislation on our business. The challenges primarily deal with the requirement that most individuals purchase health insurance and whether that provision is severable from other areas of the ACA. The United States Supreme Court, or Supreme Court, will hear an appeal of several of the federal court decisions in March 2012 and it is expected that the Supreme Court will render its opinion by the close of its term near the end of June 2012. The Supreme Court could rule in several ways, including that the law is constitutional in its entirety, allowing for continued implementation of the law’s requirements. The Supreme Court could determine that a portion of the law is constitutional, resulting in implementation of certain portions of the law with the remaining requirements being disallowed. Finally, the Supreme Court could determine that the law is unconstitutional in its entirety, which would result in the reversal of the law’s requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

During 2010, the U.S. Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act represents a far-reaching overhaul of the framework for the U.S. financial services industry. Even though we are primarily a health benefits company, our business may be impacted by the Dodd-Frank Act. Many of its provisions require the adoption of rules for implementation, including those that govern which non-bank financial companies may become subject to the oversight of the Federal Reserve. The Dodd-Frank Act identifies non-bank financial companies that may become subject to Federal Reserve oversight as those that could pose a threat to financial stability either due to the potential of material financial distress at the company or due to the company’s ongoing activities. The Financial Stability Oversight Council, or the Council, published proposed criteria and a framework for determining which non-bank financial companies meet these definitions. These criteria and framework are subject to a public comment period and will then result in final rules that may or may not be different from the proposals. The Council announced that it will begin evaluating companies against the final rules shortly thereafter. Although unlikely, we believe that we might be considered a non-bank financial company and it is possible that we could become subject to additional oversight by the Federal Reserve under the final rules.

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

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. CMS posted the Interim Final Rule with Comment, or IFC, adopting operating rules for two electronic transactions: eligibility for a health plan and health care claims status. Based on the comments received on the IFC, CMS has decided not to change any of the policies established in the rule. Thus, the interim final rule is the final rule that is in effect; industry implementation should be underway for the January 1, 2013 compliance date.

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

HMO and Insurance Holding Company Laws, including Risk-Based Capital Requirements

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

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2011, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

Guaranty Fund Assessments

Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments against insurance companies that issue policies of accident or sickness insurance are made retrospectively. Some states permit insurers to recover assessments paid through full or partial premium tax offsets or through future policyholder assessments.

While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources with the exception of potential exposure related to the Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company insolvency as discussed in Note 14, “Commitments and Contingencies”, to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

Employees

At December 31, 2011, we had approximately 37,700 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

Available Information

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the SEC. Our Internet website is www.wellpoint.com. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint, Inc. is an Indiana corporation incorporated on July 17, 2001.

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

Federal Health Care Reform legislation, as well as expected additional changes in federal or state regulations, could adversely affect our business, cash flows, financial condition and results of operation.

The passage of Health Care Reform legislation during 2010 represents significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

Some of the provisions of the Health Care Reform legislation became effective immediately upon enactment, while other provisions will become effective over the next several years. These changes could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to health insurance companies and limitations on the ability to increase premiums to meet costs. We will need to dedicate material resources and incur material expenses to implement and comply with Health Care Reform at both the state and federal levels, including implementing and complying with the future regulations that will provide guidance on and clarification of significant portions of the legislation. The Health Care Reform law and regulations are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.

There are currently constitutional challenges to the Health Care Reform legislation. If certain portions of the legislation are declared unconstitutional, such as the individual obligation to purchase insurance, while other portions are upheld, such as the guaranteed coverage requirements and the greater limitations on how we price certain of our products, this could adversely affect our business, cash flows, financial condition and results of operations.

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

State legislatures will continue to focus on health care delivery and financing issues in the wake of Health Care Reform. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate costs. As such, they are contemplating significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, California continues to consider legislative proposals to require prior regulatory approval of premium rate increases or establish minimum benefit expense ratio thresholds. These proposals include a potential ballot proposition regarding prior regulatory approval of rate increases for the individual and small group products, which, if passed, could prevent us from securing necessary rate and benefit changes. This initiative has not yet qualified to be included on the ballot. If enacted, these state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations. States also continue to engage in stakeholder discussions around the establishment of exchanges, although some states that appeared to be considering options in this regard in earnest now seem to be waiting to advance proposals until there is additional clarity given by the Supreme Court about the constitutionality of Health Care Reform.

From time to time, Congress has considered various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages, litigants could be awarded. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

Our inability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits, maintain our current provider agreements or avoid a downgrade in our credit ratings may adversely affect our business and profitability.

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

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customer contracts may be subject to renegotiation as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, ACA includes an annual rate review requirement to prohibit unreasonable rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

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

Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health care providers. The failure to maintain or to secure cost-effective health care provider contracts may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, our inability to contract with providers, or the inability of providers to provide adequate care, could adversely affect our business. We do not have contracts with all providers that render services to our members and, as a result, do not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings.

Claims-paying ability and financial strength ratings by nationally recognized statistical rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. Each of the credit rating agencies reviews its ratings periodically and there can be no assurance that our current credit ratings will be maintained in the future. We believe our strong credit ratings are an important factor in marketing our products to customers, since credit ratings information is broadly disseminated and generally used throughout the industry. If our credit ratings are downgraded or placed under review, with possible negative implications, such actions could adversely affect our business, financial condition and results of operations. These credit ratings reflect each credit rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and creditors, and are not evaluations directed toward the protection of investors in our common stock.

A significant reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.

A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures; employers no longer offering certain health care coverage as an employee benefit or electing to offer this coverage on a voluntary, employee-funded basis; state and federal regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.

There are various risks associated with participating in Medicare and Medicaid programs, and contracting with CMS to provide Medicare Part C and Medicare Part D Prescription Drug benefits.

We offer Medicare approved prescription drug plans (Medicare Part D) nationally and Medicare Advantage plans (Medicare Part C) in select states and/or counties where we are licensed to use the “Blue” brands to market our plans to Medicare eligible individuals. In addition, we provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicare eligible employees and retirees through our affiliated companies. We also participate in Medicare fiscal intermediary and Medicaid programs and receive revenues from the Medicare and Medicaid programs to provide benefits under these programs.

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

CMS is currently conducting competitive procurements to replace the current fiscal intermediary and carrier contracts with contracts that conform to the Federal Acquisition Regulations. These new contracts, referred to as Medicare Administrative Contracts, or MACs, will combine most of the administrative activities currently performed by the existing intermediaries and carriers. At year end 2011, NGS held two MACs as a prime contractor and supported two MACs as a subcontractor. If NGS fails to be awarded new MACs as a result of this competitive procurement process, this could have a material adverse effect on our business, cash flows, financial condition and results of operations.

The laws and regulations governing participation in Medicare and Medicaid programs are complex and are subject to regular change and interpretation, which can expose us to penalties for non-compliance. Of note, and consistent with the preceding sentence, CMS has been conducting audits of our Medicare Advantage health plans to validate the diagnostic data and patient claims that are submitted to CMS. These audits may result in retrospective adjustments in payments made to our health plans. In addition, if we fail to correct errors discovered during an audit or otherwise fail to comply with the applicable laws and regulations we could be subject to criminal fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. In addition, legislative or regulatory changes to these programs could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Adverse securities and credit market conditions may significantly affect our ability to meet liquidity needs.

The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings and proceeds from the exercise of stock options.

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. One of our sources of liquidity is our $2,500.0 million commercial paper program, with $799.8 million and $336.2 million outstanding at December 31, 2011 and 2010, respectively. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 million senior revolving credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

The market values of our investments vary from time to time depending on economic and market conditions. For various reasons, we may sell certain of our investments at prices that are less than the carrying value of the investments. In addition, in periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. In periods of rising interest rates, the market values of our fixed maturity securities will generally decrease, which could result in material unrealized or realized losses on investments in future periods. In addition, defaults by issuers, primarily from investments in corporate and municipal bonds, who fail to pay or perform their obligations, could reduce net investment income, which would adversely affect our profitability. We cannot assure you that our investment portfolios will produce positive returns in future periods.

Current and long-term available-for-sale investment securities were $17,376.8 million at December 31, 2011 and represented 33% of our total consolidated assets at December 31, 2011. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value.

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

Changes in the economic environment, including periods of increased volatility of the securities markets can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We believe we have adequately reviewed our investment securities for impairment and we believe that we have appropriately estimated the fair values of our investment securities. However, over time, the economic and market environment may provide additional insight, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Regional concentrations of our business may subject us to economic downturns in those regions.

The national economy has continued to experience a downturn, with the potential for continued high unemployment. Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of a more severe economic downturn in these states. If economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group members. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address Health Care Reform legislation, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.

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

As of December 31, 2011, we had indebtedness outstanding of approximately $9,795.4 million and had available borrowing capacity of approximately $2,000.0 million under our senior revolving credit facility, which expires on September 29, 2016. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our credit agreement. If we default under our credit agreement, the lenders could cease to make further extensions of credit or cause all of our outstanding debt obligations under our credit agreement to become immediately due and payable, together with accrued and unpaid interest. If the indebtedness under our notes or our credit agreement is accelerated, we may be unable to repay or finance the amounts due. Indebtedness could also limit our ability to pursue desirable business opportunities, and may affect our ability to maintain an investment grade rating for our indebtedness.

We face risks related to litigation.

We are, or may in the future, be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include claims relating to the denial of health care benefits; the rescission of health insurance policies; development or application of medical policy; medical malpractice actions; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; termination of provider contracts; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; and customer audits and contract performance, including government contracts. We also may be required to participate in state insurance guaranty association programs, which could require us to pay a portion of policyholder claims of insolvent insurers. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted, arising out of our operations or our 2001 demutualization, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations, or sales and acquisitions of businesses or assets, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations or financial position.

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

Many states in which we operate our CareMore subsidiary limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians (“corporate practice of medicine”) and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients, (“anti-kickback rules”) and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity (“self-referral rules”).

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

The standards under the license agreements may be modified in certain instances by the BCBSA. For example, from time to time there have been proposals considered by the BCBSA to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations. Further, BCBS licensees have certain requirements to perform administrative services for members of other BCBS licensees. If we or another BCBS licensee is not in compliance with all legal requirements or are unable to perform administrative services as required, this could have an adverse effect on our members and our ability to maintain our licenses, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield presence in the vacated service area. Through December 31, 2011 the fee was set at $98.33 per licensed enrollee. As of December 31, 2011 we reported 29.0 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.9 billion by the BCBSA.

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

We have built a significant portion of our current business through mergers and acquisitions, joint ventures and strategic alliances and we expect to pursue such opportunities in the future.

The following are some of the risks associated with mergers and acquisitions, joint ventures and strategic alliances (collectively, “business combinations”) that could have a material adverse effect on our business, financial condition and results of operations:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	we may establish goodwill or other intangible assets as a result of a future business combination, which may be incorrectly valued or become non-recoverable;

•	we may assume liabilities that were not disclosed to us or which were under-estimated;

•

we may be unable to integrate acquired businesses successfully, or as quickly as expected, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	business combinations could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

•	we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may also incur additional debt related to future business combinations; and

•	we would be competing with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

The value of our intangible assets may become impaired.

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $21,790.4 million as of December 31, 2011, representing approximately 42% of our total assets and 94% of our consolidated shareholders’ equity at December 31, 2011. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets (with indefinite lives). In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

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

As part of our normal operations, we collect, process and retain sensitive and confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of sensitive or confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. Despite the security measures we have in place to help ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Noncompliance with any privacy or security laws and regulations or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.

The failure to effectively maintain and upgrade our information systems could adversely affect our business.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. As a result of our merger and acquisition activities, we have acquired additional systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, compliance with legal requirements (such as a new set of standardized diagnostic codes, known as ICD-10), and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately.

Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, federal regulations require that we begin using ICD-10 by October 2013, which will require significant information technology investment. If we fail to adequately implement ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations. Also, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, cash flow, financial condition and results of operations.

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

We entered into a ten-year contract for Express Scripts to provide PBM services to our members in connection with the sale of our PBM business to Express Scripts in December 2009. Express Scripts is now the exclusive provider of certain specified pharmacy benefits management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective agreements could potentially serve as a basis for early termination of the contract. If this relationship was terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material adverse effect on our results of operations.

We have also entered into agreements with certain vendors pursuant to which we have outsourced certain back-office functions. If any of these vendor relationships were terminated for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. In addition, if for any reason there is a business continuity interruption resulting from loss of access to or availability of data, the physical location, technological resources and/or adequate human assets, we may not be able to meet the full demands of our customers and, in turn, our business, cash flow, financial conditions and results of operations may be unfavorably impacted.

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

We are regulated as an insurance holding company and subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled, as well as similar provisions included in the health statutes and regulations of certain states where these subsidiaries are regulated as managed care companies or HMOs. The insurance holding company acts and regulations and these similar health provisions restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company which controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company, insurance company or HMO. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Further, the Indiana business corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our Board of Directors.

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

We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	a significant failure of our internal control over financial reporting;

•	our inability to convert to international financial reporting standards, if required;

•	failure of our prevention and control systems related to employee compliance with internal policies, including data security;

•	provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;

•	failure to protect our proprietary information; and

•	failure of our corporate governance policies or procedures.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have other principal operating facilities located in each of the 14 states where we operate as licensees of the BCBSA. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see the “Litigation” and “Other Contingencies” sections of Note 14, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part II, Item 8. of this Form 10-K.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP.” On February 9, 2012, the closing price on the NYSE was $64.65. As of February 9, 2012, there were 89,802 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2011
First Quarter	$70.00	$56.79
Second Quarter	81.92	67.34
Third Quarter	80.90	56.61
Fourth Quarter	71.78	60.44

2010
First Quarter	$70.00	$56.99
Second Quarter	65.81	48.86
Third Quarter	57.49	46.52
Fourth Quarter	61.00	52.93

Dividends

Beginning in 2011, our Board of Directors established a shareholder dividend, declaring a quarterly cash dividend in the amount of $0.25 per share. On January 24, 2012, the Board of Directors increased the quarterly shareholder cash dividend to $0.2875 per share.

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

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2011 to October 31, 2011	2,199,204	$65.08	2,196,100	$4,876.4
November 1, 2011 to November 30, 2011	3,288,780	67.80	3,287,300	4,653.5
December 1, 2011 to December 31, 2011	4,817,661	66.39	4,817,100	4,333.7

	10,305,645		10,300,500

[1]

Total number of shares purchased includes 5,145 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2011, we repurchased approximately 44.5 million shares at a cost of $3,039.8 million under the program. On February 3, February 22, May 17, August 25 and September 29, 2011, our Board of Directors authorized increases of $375.0 million, $1,100.0 million $500.0 million, $250.0 million, and $5,000.0 million, respectively, in our stock repurchase program.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2006 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Alliance Advisors, L.L.C., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	December 31,
	2006	2007	2008	2009	2010	2011
WellPoint, Inc.	$100	$111	$54	$74	$72	$85
S&P 500 Index	100	105	66	84	97	99
S&P Managed Health Care Index	100	116	52	66	72	97

Based	upon an initial investment of $100 on December 31, 2006 with dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2011. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2011 included in Part II, Item 8. “Financial Statements and Supplementary Data”, and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	As of and for the Years Ended December 31
	2011[1]	2010	2009[2]	2008	2007[2]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$59,865.2	$57,740.5	$60,740.0	$61,503.7	$60,094.0
Total revenues	60,710.7	58,698.5	64,939.5	61,175.6	61,106.3
Net income	2,646.7	2,887.1	4,745.9	2,490.7	3,345.4

Per Share Data
Basic net income per share	$7.35	$7.03	$9.96	$4.79	$5.64
Diluted net income per share	7.25	6.94	9.88	4.76	5.56
Dividends per share (In whole dollars)	1.00	—	—	—	—

Other Data (unaudited)
Benefit expense ratio[4]	85.1%	83.2%	83.6%	84.5%	83.2%
Selling, general and administrative expense ratio[5]	14.1%	15.1%	14.8%	13.7%	13.6%
Income before income taxes as a percentage of total revenues	6.5%	7.4%	11.4%	5.1%	8.6%
Net income as a percentage of total revenues	4.4%	4.9%	7.3%	4.1%	5.5%
Medical membership (In thousands)	34,251	33,323	33,670	35,049	34,809

Balance Sheet Data
Cash and investments	$20,596.9	$20,236.2	$22,588.4	$17,402.6	$21,249.8
Total assets	52,018.8	50,166.9	52,125.4	48,403.2	52,060.0
Long-term debt, less current portion	8,420.9	8,147.8	8,338.3	7,833.9	9,023.5
Total liabilities	28,730.6	26,354.3	27,262.1	26,971.5	29,069.6
Total shareholders’ equity	23,288.2	23,812.6	24,863.3	21,431.7	22,990.4

[1]	The net assets of and results of operations for CareMore Health Group, Inc. are included from its acquisition date of August 22, 2011.
[2]

The net assets of and results of operations for DeCare Dental, LLC and Imaging Management Holdings, LLC are included from their respective acquisition dates of April 9, 2009 and August 1, 2007, respectively. The results of operations for our PBM business are included until its sale on December 1, 2009. The results of operations for the year ended December 31, 2009 includes pre-tax and after-tax gains related to the sale of our PBM business of $3,792.3 and $2,361.2, respectively.

[3]	Operating revenue is obtained by adding premiums, administrative fees and other revenue.
[4]	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.
[5]	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

The structure of our MD&A is as follows:

I.	Executive Summary

II.	Overview

III.	Significant Events

IV.	Membership

V.	Cost of Care

VI.	Results of Operations

VII.	Critical Accounting Policies and Estimates

VIII.	Liquidity and Capital Resources

IX.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

I.    Executive Summary

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 34.3 medical members through our affiliated health plans and a total of 65.3 individuals through all subsidiaries as of December 31, 2011. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare and in certain California, Arizona and Nevada markets through our recently acquired CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the year ended December 31, 2011 was $59,865.2, an increase of $2,124.7, or 3.7%, from the year ended December 31, 2010, reflecting premium rate increases in our Commercial and Consumer segments designed to cover cost trends, as well as increased membership in our Senior business within our Consumer segment. These increases were partially offset by fully-insured membership declines and the conversion of two large accounts from fully-insured to self-funded status during 2010 in the Commercial segment. In addition, increased reimbursement from the Federal Employee Program, or FEP, business within our Other segment contributed to the increased operating revenue.

Net income for the year ended December 31, 2011 was $2,646.7, a decrease of $240.4, or 8.3% from the year ended December 31, 2010. The decrease in net income was primarily driven by lower operating results in our Consumer segment, partially offset by improved operating results in our Other and Commercial segments and lower income tax expense.

Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2011 was $7.25, an increase of $0.31, or 4.5% from the year ended December 31, 2010. Our fully-diluted shares for the year ended December 31, 2011 were 365.1, a decrease of 50.7, or 12.2% compared to the year ended December 31, 2010. The increase in EPS resulted primarily from the lower number of shares outstanding in 2011 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussion included in this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the years ended December 31, 2011 and 2010.

	Years Ended December 31		Change	% Change
	2011	2010
Net income	$2,646.7	$2,887.1	$(240.4)	(8.3)%
Less (net of tax):
Net realized gains on investments, net of tax expense of $82.3 and $68.4, respectively	152.8	125.7	27.1
Other-than-temporary impairment losses on investments, net of tax benefit of $32.7 and $13.9, respectively	(60.6)	(25.5)	(35.1)
Impairment of goodwill and other intangible assets, net of tax benefit of $0.0 and $7.4, respectively	—	(13.7)	13.7

Adjusted net income	$2,554.5	$2,800.6	$(246.1)	(8.8)

EPS	$7.25	$6.94	$0.31	4.5
Less (net of tax):
Net realized gains on investments	0.42	0.29	0.13
Other-than-temporary impairment losses on investments	(0.17)	(0.06)	(0.11)
Impairment of goodwill and other intangible assets	—	(0.03)	0.03

Adjusted EPS	$7.00	$6.74	$0.26	3.9

Operating cash flow for the year ended December 31, 2011 was $3,374.4, or 1.3 times net income. Operating cash flow for the year ended December 31, 2010 was $1,416.7 and included a $1,208.0 tax payment in March 2010 to the Internal Revenue Service, or IRS, related to the gain we realized on the sale of our pharmacy benefits management, or PBM, business on December 1, 2009. The increase in operating cash flow from 2010 of $1,957.7 was driven primarily by the $1,208.0 tax payment made in 2010.

We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduce our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

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

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs. Individual business includes individual customers under age 65 and their covered dependents.

Our Other segment includes the Comprehensive Health Solutions business unit, or CHS, that brings together our resources focused on optimizing the quality of health care, the clinical consumer experience and cost of care management. CHS included our PBM business until its sale to Express Scripts, Inc., or Express Scripts, on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven, evidence-based personal health care guidance. Our Other segment also contains results from our Federal Government Solutions, or FGS, business. FGS business includes FEP and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accounting Standards Board, or FASB, guidance for disclosures about segments of an enterprise and related information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

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

We classify certain claims-related costs as benefit expense to reflect costs incurred for our members’ traditional medical care, as well as those expenses which improve our members’ health and medical outcomes. These claims-related costs may be comprised of expenses incurred for: (i) medical management, including case and utilization management; (ii) health and wellness, including disease management services for such things as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy. These types of claims-related costs are designed to ultimately lower our members’ cost of care.

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

Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, or collectively, Health Care Reform, which represents significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

These and other provisions of Health Care Reform are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of Health Care Reform as additional guidance is made available.

There are currently constitutional challenges to the Health Care Reform legislation. If certain portions of the legislation are declared unconstitutional, such as the individual obligation to purchase insurance, while other portions are upheld, such as the guaranteed coverage requirements and the greater limitations on how we price certain of our products, this could adversely affect our business, cash flows, financial condition and results of operations. For additional discussion regarding Health Care Reform, see Part I, Item 1. “Business—Regulation” and Part I, Item 1A. “Risk Factors” in this Form 10-K.

In addition, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

As a result of Health Care Reform, the Department of Health and Human Services, or HHS, issued guidance specifying the types of costs that should be included in benefit expense for purposes of calculating medical loss ratios. This definition varied from our prior classification under GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis classification to that used in the calculation for determining medical loss ratios under the HHS guidance. However, certain components of the medical loss ratio computation as defined by HHS cannot be classified consistently under GAAP. Accordingly, benefit expense ratios shown in our GAAP basis presentation are different than the medical loss ratios in accordance with HHS guidance for purposes of calculating rebates. Prior period amounts have not been reclassified due to immateriality.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. Since 2008, we experienced membership declines due to unfavorable economic conditions driving increased unemployment. During 2011, this trend reversed and our overall membership increased. However, we expect unemployment levels will remain high throughout 2012, which will likely impact our ability to maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. These membership trends could have a material adverse effect on our future results of operations. Also see Part I, Item 1A. “Risk Factors” in this Form 10-K.

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

III.    Significant Events

The more significant events that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Use of Capital—Board of Directors declaration of dividends on common stock (2011) and authorization for repurchases of our common stock (2011 and prior)

•	Acquisition of CareMore (2011)

•	Sale of our PBM business to Express Scripts, Inc., or Express Scripts (2009)

•	Acquisition of DeCare Dental, LLC, or DeCare (2009)

For additional information regarding these events, see Note 3, “Business Combinations and Divestitures,” and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

IV.    Membership

Our medical membership includes seven different customer types: Local Group, National Accounts, BlueCard®, Individual, Senior, State-Sponsored and Federal Employee Program, or FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS UniCare and CareMore plans.

•

Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 44.4%, 45.7% and 46.5% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 21.6%, 21.1% and 20.2% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.4%, 14.1% and 14.1% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Groups. Individual business accounted for 5.4%, 5.7% and 6.3% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

Senior customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled under 65, or all ages with End Stage Renal Disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4.3%, 3.8% and 3.6% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

State-Sponsored membership represents eligible members with State-Sponsored managed care alternatives in Medicaid and State Children’s Health Insurance Plan programs. Total State-Sponsored program business accounted for 5.5%, 5.3% and 5.1% of our medical members at December 31, 2011, 2010 and 2009, respectively.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4.4%, 4.3% and 4.1% of our medical members at December 31, 2011, 2010 and 2009, respectively.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2011, 2010 and 2009, respectively. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Change	% Change	Change	% Change
(In thousands)
Medical Membership
Customer Type
Local Group	15,212	15,216	15,643	(4)	—%	(427)	(2.7)%
National:
National Accounts	7,401	7,029	6,813	372	5.3	216	3.2
BlueCard®	4,935	4,711	4,744	224	4.8	(33)	(0.7)

Total National	12,336	11,740	11,557	596	5.1	183	1.6
Individual	1,846	1,905	2,131	(59)	(3.1)	(226)	(10.6)
Senior	1,471	1,259	1,215	212	16.8	44	3.6
State-Sponsored	1,867	1,756	1,733	111	6.3	23	1.3
FEP	1,519	1,447	1,391	72	5.0	56	4.0

Total Medical Membership by Customer Type	34,251	33,323	33,670	928	2.8	(347)	(1.0)

Funding Arrangement
Self-Funded	20,506	19,590	18,236	916	4.7	1,354	7.4
Fully-Insured	13,745	13,733	15,434	12	0.1	(1,701)	(11.0)

Total Medical Membership by Funding Arrangement	34,251	33,323	33,670	928	2.8	(347)	(1.0)

Reportable Segment
Commercial	27,548	26,959	27,356	589	2.2	(397)	(1.5)
Consumer	5,184	4,917	4,923	267	5.4	(6)	(0.1)
Other	1,519	1,447	1,391	72	5.0	56	4.0

Total Medical Membership by Reportable Segment	34,251	33,323	33,670	928	2.8	(347)	(1.0)

Other Membership
Behavioral Health	25,135	23,963	22,965	1,172	4.9	998	4.3
Life and Disability	5,012	5,201	5,393	(189)	(3.6)	(192)	(3.6)
Dental	4,046	4,007	4,284	39	1.0	(277)	(6.5)
Managed dental[1]	4,162	4,272	3,949	(110)	(2.6)	323	8.2
Vision	3,783	3,508	3,088	275	7.8	420	13.6
Medicare Part D	1,242	1,248	1,509	(6)	(0.5)	(261)	(17.3)

[1]	Managed dental membership includes members for which we provide administrative services only.

December 31, 2011 Compared to December 31, 2010

Medical Membership (in thousands)

During the twelve months ended December 31, 2011, total medical membership increased 928, or 2.8%, primarily due to increases in our National Accounts and BlueCard® membership, and to a lesser degree, increases in our Senior, State-Sponsored and FEP membership. In addition, a portion of the increase is attributable to new federal regulations associated with Health Care Reform requiring coverage of dependents up to age 26. These increases were partially offset by declines in our Individual and Local Group businesses.

Self-funded medical membership increased 916, or 4.7%, primarily due to increases in self-funded National Account and Local Group membership resulting from additional sales and conversions from fully-insured to self-funded arrangements, partially offset by declines in self-funded non-BCBSA-branded business.

Fully-insured membership increased 12, or 0.1%, primarily due to Senior Medicare Advantage, FEP and State-Sponsored membership increases, partially offset by conversions from fully-insured to self-funded arrangements and declines in Individual, National and Local Group fully-insured membership.

Local Group membership decreased 4, or less than 1.0%, primarily due to membership declines in our non-BCBSA-branded membership, nearly offset by increases in BCBSA-branded membership due to new sales.

National Accounts membership increased 372, or 5.3%, primarily driven by additional sales reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio. In addition, the new federal regulations requiring coverage of dependents up to age 26 also contributed to the increase.

BlueCard® membership increased 224, or 4.8%, primarily due to increased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Individual membership decreased 59, or 3.1%, primarily due to a decline in BCBSA-branded business resulting from competitive pressures and delayed product approvals for new Health Care Reform compliant products in California.

Senior membership increased 212, or 16.8%, primarily due to increases in our Medicare Advantage plans, including additional Medicare Advantage membership resulting from our acquisition of CareMore, and to a lesser extent, increases in our Medicare Supplement membership.

State-Sponsored membership increased 111, or 6.3%, primarily due to growth in Indiana, South Carolina, Kansas and California.

FEP membership increased 72, or 5.0%, primarily due to new federal regulations requiring coverage of dependents up to age 26.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 1,172, or 4.9%, primarily due to new sales to several major accounts in our National Accounts business, increased Medicare Advantage and State-Sponsored medical membership and a change in methodology of how we report certain portions of the behavioral health membership.

Life and disability membership decreased 189, or 3.6%, primarily due to lapses in our National Accounts business. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership increased 39, or 1.0%, primarily due to new sales resulting from the introduction of new product offerings and, to a lesser extent, our acquisition of a dental benefits plan in December 2011.

Managed dental membership decreased 110, or 2.6%, primarily due to the termination of a contract in the North Carolina market.

Vision membership increased 275, or 7.8%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by lapses.

Medicare Part D membership decreased 6, or 0.5%, primarily due to lapses in Low Income Subsidy membership in 2011, largely offset by new membership associated with the increase in our Medicare Advantage medical membership, including additional Medicare Advantage medical membership resulting from our acquisition of CareMore.

December 31, 2010 Compared to December 31, 2009

Medical Membership (in thousands)

During the twelve months ended December 31, 2010, total medical membership decreased 347, or 1.0%, primarily due to decreases in Local Group (including UniCare) and Individual non-BCBSA-branded membership resulting from the transition of certain UniCare members to Health Care Service Corporation, or HCSC, beginning January 1, 2010. These declines were partially offset by increases in our National Accounts, FEP, Senior and State Sponsored membership.

Self-funded medical membership increased 1,354, or 7.4%, primarily due to the conversions from fully-insured to self-funded status of both a large municipal account and a large state employer account in April and July 2010, respectively, and an increase in self-funded National Accounts membership driven by additional sales, partially offset by declines in self-funded non-BCBSA branded Local Group membership.

Fully-insured membership decreased 1,701, or 11.0%, primarily due to the conversions from fully-insured to self-funded status of both a large municipal account and a large state employer account in April and July 2010, respectively, the transition of certain UniCare members to HCSC (both Local Group and Individual membership) and declines in fully-insured Local Group membership driven by lapses.

Local Group membership decreased 427, or 2.7%, primarily due to membership declines in our non-BCBSA-branded membership, including the impact of the transition of certain UniCare members to HCSC, and a decline in BCBSA-branded business associated with the unfavorable economic conditions.

National Accounts membership increased 216, or 3.2%, primarily driven by additional sales, reflective of our extensive and cost-effective provider networks and a broad and innovative product portfolio, and favorable in-group enrollment changes in several large accounts. These increases were partially offset by lapses due to the unfavorable economic conditions.

BlueCard® membership decreased 33, or 0.7%, primarily due to decreased utilization by other BCBSA licensee members who reside in or travel to our licensed areas.

Individual membership decreased 226, or 10.6%, primarily due to the transition of certain UniCare members to HCSC.

Senior membership increased 44, or 3.6%, primarily due to increases in our Medicare Advantage plans, partially offset by lower membership in our Medicare Supplement plans.

State-Sponsored membership increased 23, or 1.3%, primarily due to growth in Virginia, South Carolina, Wisconsin and Indiana, partially offset by lower membership in California resulting from product changes and competition.

FEP membership increased 56, or 4.0%, following the 2010 open enrollment period.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership increased 998, or 4.3%, primarily due to new sales to several major accounts, partially offset by higher unemployment resulting from the current economic conditions.

Life and disability membership decreased 192, or 3.6%, primarily due to the transition of certain UniCare members to HCSC beginning January 1, 2010. Life and disability products are generally offered as a part of Commercial medical fully-insured membership sales.

Dental membership decreased 277, or 6.5%, primarily due to lapses and net unfavorable in-group enrollment changes due to the current economic conditions and the transition of certain UniCare members to HCSC.

Managed dental membership increased 323, or 8.2%, primarily due to new sales to two large accounts.

Vision membership increased 420, or 13.6%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by the transition of certain UniCare members to HCSC and lapses.

Medicare Part D membership decreased 261, or 17.3%, primarily reflecting the loss of certain 2010 Part D Low Income Subsidy membership.

V.    Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended December 31, 2011 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we estimate that our aggregate cost of care trend was approximately 7% for the full year of 2011.

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

Outpatient trend was in the high single digit range and was 70% cost driven and 30% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization

(visits per thousand members) was only slightly higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). As an example, we recently launched an emergency room program and education campaign using Google Maps® to make it easier to find and use retail health clinics and urgent care centers for non-emergency conditions when regular physicians are not available. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend. Additionally, we continued to see the positive impact of incorporating the technology of our American Imaging Management, Inc., or AIM, subsidiary. This technology is allowing us to achieve greater efficiencies in the high trend area of radiology, while ensuring that consumers receive the quality tests they need. Leveraging AIM’s platform and expertise in areas such as nuclear cardiology management and specialty pharmacy reviews is aiding our efforts to mitigate trend increases.

Physician services trend was in the mid single digit range and was 60% unit cost related and 40% utilization related. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the mid-to-high single digit range and was 75% unit cost (cost per prescription) related and 25% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increased use of specialty drugs. Specialty drugs, also known as biotech drugs, are generally higher cost and are being utilized more frequently. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform, introducing a number of new reimbursement models. We are currently working with provider organizations to develop accountable care organization pilot programs. These programs are designed to enhance coordination of care throughout the health system, appropriately align incentives and encourage responsibility among patients, payors and providers to enhance member health outcomes. We are also advancing patient-centered medical home programs in the majority of our states to help modernize and increase the scope of the primary care practices throughout our markets. Early assessment of these programs demonstrates a favorable effect on the quality and cost of health care, and we will continue to evaluate their results. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.

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

As evidenced by the recent acquisition of CareMore, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting financial resources of seniors and the Medicare Program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

VI.    Results of Operations

Our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 are discussed in the following section.

	Years Ended December 31			2011 vs. 2010			2010 vs. 2009
	2011	2010	2009	$ Change	% Change		$ Change	% Change

Total operating revenue	$59,865.2	$57,740.5	$60,740.0	$2,124.7	3.7%		$(2,999.5)	(4.9)%
Net investment income	703.7	803.3	801.0	(99.6)	(12.4)		2.3	0.3
Gain on sale of business	—	—	3,792.3	—	—		(3,792.3)	(100.0)
Net realized gains on investments	235.1	194.1	56.4	41.0	21.1		137.7	244.1
Other-than-temporary impairment losses on investments	(93.3)	(39.4)	(450.2)	(53.9)	136.8		410.8	(91.2)

Total revenues	60,710.7	58,698.5	64,939.5	2,012.2	3.4		(6,241.0)	(9.6)
Benefit expense	47,647.5	44,930.4	47,122.3	2,717.1	6.0		(2,191.9)	(4.7)
Selling, general and administrative expense	8,435.6	8,732.6	9,019.3	(297.0)	(3.4)		(286.7)	(3.2)
Other expense[1]	669.7	681.7	1,394.9	(12.0)	(1.8)		(713.2)	(51.1)

Total expenses	56,752.8	54,344.7	57,536.5	2,408.1	4.4		(3,191.8)	(5.5)

Income before income tax expense	3,957.9	4,353.8	7,403.0	(395.9)	(9.1)		(3,049.2)	(41.2)
Income tax expense	1,311.2	1,466.7	2,657.1	(155.5)	(10.6)		(1,190.4)	(44.8)

Net income	$2,646.7	$2,887.1	$4,745.9	$(240.4)	(8.3)		$(1,858.8)	(39.2)

Average diluted shares outstanding	365.1	415.8	480.5	(50.7)	(12.2)		(64.7)	(13.5)
Diluted net income per share	$7.25	$6.94	$9.88	$0.31	4.5		$(2.94)	(29.8)
Benefit expense ratio[2]	85.1%	83.2%	83.6%		190	bp3		(40	)bp3
Selling, general and administrative expense ratio[4]	14.1%	15.1%	14.8%		(100	)bp3		30	bp3
Income before income taxes as a percentage of total revenue	6.5%	7.4%	11.4%		(90	)bp3		(400	)bp3
Net income as a percentage of total revenue	4.4%	4.9%	7.3%		(50	)bp3		(240	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes cost of drugs, interest expense, amortization of other intangible assets, and impairment of goodwill and other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs. It does not include net investment income, gain on sale of business, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of goodwill and other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in this Form 10-K. The discussion of segment results for the years ended December 31, 2011, 2010 and 2009 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer, and Other segments’ summarized results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31			2011 vs. 2010			2010 vs. 2009
	2011	2010	2009	$ Change	%Change		$ Change	%Change
Commercial
Operating revenue	$34,498.0	$34,559.3	$37,274.8	$(61.3)	(0.2)%		$(2,715.5)	(7.3)%
Operating gain	3,090.5	3,085.7	2,430.3	4.8	0.2		655.4	27.0
Operating margin	9.0%	8.9%	6.5%		10	bp		240	bp

Consumer
Operating revenue	$17,784.9	$16,092.6	$16,141.8	$1,692.3	10.5%		$(49.2)	(0.3)%
Operating gain	623.1	1,000.6	1,279.7	(377.5)	(37.7)		(279.1)	(21.8)
Operating margin	3.5%	6.2%	7.9%		(270	)bp		(170	)bp

Other
Operating revenue	$7,582.3	$7,088.6	$7,323.4	$493.7	7.0%		$(234.8)	(3.2)%
Operating gain (loss)	68.5	(8.8)	469.4	77.3	878.4		(478.2)	(101.9)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Consolidated Results

Total operating revenue increased $2,124.7, or 3.7%, to $59,865.2 in 2011, primarily due to premium rate increases in our Local Group and Individual businesses designed to cover cost trends, increased fully-insured membership in our Senior Medicare Advantage business and increased reimbursement in the FEP business. These increases were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions and the conversions of two large accounts from fully-insured to self-funded status in 2010. Administrative fees also increased due to higher self-funded membership in our Local Group and National Accounts businesses, including the impact of conversions from fully-insured to self-funded membership.

Net investment income decreased $99.6, or 12.4%, to $703.7 in 2011, primarily due to lower yields on investment balances and a decline in dividend income from a cost method investment.

Benefit expense increased $2,717.1, or 6.0%, to $47,647.5 in 2011, primarily due to higher medical costs in our Local Group business, higher Senior Medicare Advantage membership, adverse selection in certain Medicare Advantage products and increased membership in the FEP business. In addition, an estimated $247.0 of higher than anticipated favorable prior year reserve development and an estimated $67.7 of lower targeted margin for adverse deviation were recognized as reductions of benefit expense during 2010 with no comparable amounts recognized in 2011. The increases in benefit expense in 2011 were partially offset by fully-insured membership declines in our Local Group and National Accounts businesses and the conversions of two large accounts from fully-insured to self-funded status in 2010.

Our benefit expense ratio increased 190 basis points to 85.1% in 2011, primarily due to higher medical costs in our Senior, Local Group and State-Sponsored businesses, the reduced amount of favorable prior year reserve development between the two periods and the impact of minimum medical loss ratio requirements in 2011.

Selling, general and administrative expense decreased $297.0, or 3.4%, to $8,435.6 in 2011, primarily due to lower incentive compensation costs, cost reductions associated with our ongoing efficiency initiatives and the non-recurrence of asset impairments, partially offset by increased premium tax expense, selling, general and administrative expenses associated with our newly acquired CareMore subsidiary and increased advertising expenses.

Our selling, general and administrative expense ratio decreased 100 basis points to 14.1% in 2011, primarily due to increased operating revenue and reduced selling, general and administrative expenses.

Other expense decreased $12.0, or 1.8%, to $669.7 in 2011, reflecting the non-recurrence of an impairment of other intangible assets and reduced amortization of certain other intangible assets acquired in prior years, partially offset by increased interest expense due to higher average outstanding debt balances.

Income tax expense decreased $155.5, or 10.6%, to $1,311.2 in 2011, primarily due to lower income before income tax expense. The effective tax rates in 2011 and 2010 were 33.1% and 33.7%, respectively. The effective tax rate decreased primarily due to prior tax year federal and state audit settlements during 2011.

Reportable Segments Results

Commercial

Operating revenue decreased $61.3, or 0.2%, to $34,498.0 in 2011, primarily due to fully-insured membership declines in our Local Group and National Accounts businesses resulting from unfavorable economic conditions and the conversion of two large accounts from fully-insured to self-funded status. The decreases in premiums were partially offset by premium rate increases in our Local Group business designed to cover cost trends and increased administrative fees due to higher self-funded membership in our Local Group and National Accounts businesses.

Operating gain increased $4.8, or 0.2%, to $3,090.5 in 2011, primarily due to improved results in our National Accounts business and lower selling, general and administrative expenses. These increases were partially offset by an estimated $180.0 of operating gain recognized in the Commercial segment during 2010 as a result of higher than anticipated favorable prior year reserve development and lower targeted margin for adverse deviation with no comparable amounts recognized in 2011 and the impact of minimum medical loss ratio requirements on 2011 operating gain.

The operating margin in 2011 was 9.0%, a 10 basis point increase from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $1,692.3, or 10.5%, to $17,784.9 in 2011, primarily due to increases in our Senior and State-Sponsored businesses. The increase in Senior revenue was primarily due to increased Medicare Advantage membership, including increased membership resulting from our acquisition of CareMore, while the increase in State-Sponsored revenue reflected both increased pricing and membership.

Operating gain decreased $377.5, or 37.7%, to $623.1 in 2011, primarily due to lower operating gain in our Senior Medicare Advantage business. This decline was a result of higher medical costs in 2011 due to increased membership and adverse selection in certain of our Medicare Advantage products. We have refined our Medicare Advantage product strategy and service areas for 2012. The higher than expected medical costs in 2011 were partially offset by higher than anticipated risk score revenue as a result of an improved risk score estimation process and lower selling, general and administrative expenses. In addition, an estimated $135.0 of operating gain was recognized in the Consumer segment during 2010 as a result of higher than anticipated favorable prior year reserve development and lower targeted margin for adverse deviation with no comparable amounts recognized in 2011.

The operating margin in 2011 was 3.5%, a 270 basis point decrease from 2010, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $493.7, or 7.0%, to $7,582.3 in 2011, primarily due to growth in the FEP business as FEP membership increased 5.0% during 2011.

Operating gain increased $77.3 to $68.5 in 2011, primarily due to growth in the FEP business and lower selling, general and administrative expenses.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Results

Total operating revenue decreased $2,999.5, or 4.9%, to $57,740.5 in 2010, primarily due to fully-insured membership declines in our Local Group and National Accounts businesses resulting from the unfavorable economic conditions, the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, certain UniCare members transitioning to HCSC beginning January 1, 2010 and the loss of a portion of the 2010 Medicare Part D Low Income Subsidy membership within our Senior business. These decreases in premiums were partially offset by higher premiums designed to cover expected cost trends, increased reimbursement in the FEP program and increased membership in our Senior Medicare Advantage business. In addition, other revenue decreased due to the sale of our PBM business in December 2009, resulting in the non-recurrence in 2010 of co-payments and deductibles associated with the sale of mail-order prescription drugs.

Gain on sale of business recognized in 2009 resulted from the sale of our PBM business to Express Scripts in December 2009.

Benefit expense decreased $2,191.9, or 4.7%, to $44,930.4 in 2010, primarily due to the conversions of a large municipal account and a large state employer account from fully-insured to self-funded status in April and July 2010, respectively, fully-insured membership declines in our Local Group and National Accounts business, certain UniCare members transitioning to HCSC beginning January 1, 2010 and the loss of a portion of the 2010 Medicare Part D Low Income Subsidy membership within our Senior business. These decreases were partially offset by increases in benefit costs in our Local Group BCBSA-branded business, which were driven primarily by higher unit costs. In addition, our Senior Medicare Advantage and FEP businesses both experienced increased benefit costs. The Medicare Advantage and FEP related increases in benefit expense were due to both higher membership and unit costs. We receive reimbursement for FEP costs plus a fee.

In 2010, we lowered our targeted margin for adverse deviation in our medical claims payable balance from the high single digit range to the mid-to-upper single digit range. This resulted in a reduction of benefit expense of $67.7 in 2010. In addition, we recognized $247.0 of higher than expected reserve releases during 2010 compared to $262.0 in 2009. For a discussion about our medical claims reserving methodologies, see “Critical Accounting Policies and Estimates” within this MD&A.

Our benefit expense ratio decreased 40 basis points to 83.2% in 2010, due to improvements in our Commercial segment, partially offset by increases in our Consumer segment. Improvements in the Commercial segment were primarily related to our Local Group BCBSA-branded business, which reflected disciplined pricing and lower flu-related costs and a positive impact from the change in reserves discussed above. Our Consumer segment increases were related to benefit costs in our Senior Medicare Advantage business due to the reduction in federal reimbursement rates for 2010, and a less favorable impact from the change in reserves described above.

Selling, general and administrative expense decreased $286.7, or 3.2%, to $8,732.6 in 2010. Our selling, general and administrative expense decreased due to lower base compensation costs, premium taxes and other fees, advertising expenses, selling expenses and other operating expenses, partially offset by increases in incentive compensation expenses, outside services costs and asset impairments. Our 2010 general and administrative expenses also no longer include the administrative expenses formerly incurred by our PBM business.

While our selling, general and administrative expense decreased, our selling, general and administrative expense ratio increased 30 basis points to 15.1% in 2010, primarily due to a decline in operating revenue, increased incentive compensation costs, outside services costs and asset impairments, partially offset by lower base compensation costs and premium taxes and other fees.

Other expenses decreased $713.2, or 51.1%, to $681.7 in 2010, primarily due to the sale of our PBM business in 2009. Following the sale of our PBM business, we do not record any cost of drugs on our income statement as we no longer market and sell prescription drugs. In addition, a decrease in impairments of other intangible assets also contributed to the decrease in other expenses during 2010.

Income tax expense decreased $1,190.4, or 44.8%, to $1,466.7 in 2010. This decrease was due to lower income before income tax expense in 2010 as compared to 2009, primarily due to the gain on sale from our PBM business recorded in 2009. The effective tax rates in 2010 and 2009 were 33.7% and 35.9%, respectively. The decrease in effective tax rates resulted primarily from the impact of the PBM sale in 2009 which produced a higher effective tax rate.

Reportable Segments Results

Commercial

Operating revenue decreased $2,715.5, or 7.3%, to $34,559.3 in 2010, primarily due to the conversions of a large municipal account and state employer account from fully-insured to self-funded status during 2010. Operating revenue also decreased due to fully-insured membership declines in our Local Group BCBSA-branded business and National Accounts business due to unfavorable economic conditions. In addition, operating revenue decreased due to certain UniCare members transitioning to HCSC beginning January 1, 2010. These decreases were partially offset by higher premiums designed to cover expected cost trend, increased revenue in our self-funded National Accounts and Local Group businesses and managed dental administrative revenues.

Operating gain increased $655.4, or 27.0%, to $3,085.7 in 2010, primarily due to higher margins in our Local Group BCBSA-branded business, partially offset by fully insured membership declines. The higher margins in our Local Group BCBSA-branded business reflected higher premiums designed to cover cost trend and lower than expected medical costs, due primarily to lower than expected utilization and lower flu-related costs. The operating gain also improved approximately $99.0 due to additional favorable reserve releases in 2010 as compared to 2009.

The operating margin in 2010 was 8.9%, a 240 basis point increase over 2009, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue decreased $49.2, or 0.3%, to $16,092.6 in 2010, primarily due to our loss of certain 2010 Medicare Part D Low Income Subsidy membership and, to a lesser degree, lower membership in our Individual and Medicare Supplement businesses and a change during 2010 in the provider of pharmacy benefits for the Indiana Medicaid program included in our State-Sponsored programs. These decreases were partially offset by increases in our Medicare Advantage business due to higher membership.

Operating gain decreased $279.1, or 21.8%, to $1,000.6 in 2010, primarily due to lower operating gain in our Medicare Advantage business due to the reduction in federal reimbursement rates for 2010 and overall higher administrative costs, which included asset impairments. Approximately $46.0 of the decline was due to lower favorable reserve releases in 2010 as compared to 2009. These operating gain declines were partially offset by improved results in our Medicare Part D and Medicare Supplement businesses.

The operating margin in 2010 was 6.2%, a 170 basis point decrease from 2009, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue decreased $234.8, or 3.2%, to $7,088.6 in 2010, primarily due to the sale of the PBM business on December 1, 2009 and lower administrative fees in our NGS Medicare business, partially offset by growth in our FEP business.

Operating gain decreased $478.2 to an operating loss of $8.8 in 2010, primarily due to the sale of the PBM business on December 1, 2009 and higher unallocated operating expenses.

VII.    Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2011, this liability was $5,489.0 and represented 19% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 97.2%, or $5,335.3, of our total medical claims liability as of December 31, 2011; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 2.8%, or $153.7, of the total medical claims payable as of December 31, 2011. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid liability as of December 31, 2011 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through 12 months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2011, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $126.0, in the December 31, 2011 incurred but not paid claim liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the December 31, 2011 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2011, there was a 320 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $250.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claim liability at December 31, 2011.

See Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in this Annual Report on Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2011, 2010 and 2009. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. Further, while we believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date, starting in 2010 we began using a lower level of targeted margin for adverse deviation, which resulted in a benefit to 2010 income before taxes of $67.7.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.8% for 2011, 89.6% for 2010 and 88.9% for 2009. The decline in 2011 reflects the impact of processing a claims inventory backlog that accumulated at the end of 2010. The increase in 2010 reflects acceleration in processing claims that occurred in 2010 due to higher levels of automatic claims adjudication and faster claims payment.

We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred claims payable less prior years’ redundancies in the current period in order to demonstrate the development of the prior years’ reserves. This metric was 4.5% for the year ended December 31, 2011, reflecting a lower level of targeted reserve for adverse deviation and a resultant lower level of prior years’ redundancies. This metric was 15.3% for the year ended December 31, 2010 and 15.2% for the year ended December 31, 2009.

We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation measure indicates the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2011, this metric was 0.5%, which was calculated using the redundancy of $209.7. This metric was 1.5% for full year 2010 and 1.7% for 2009.

The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in this Annual Report on Form 10-K, for each of 2010 and 2009 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims—current year” for the year shown and “net incurred medical claims—prior years redundancies” for the immediately following year):

	Years Ended December 31
	2010	2009
Total net incurred medical claims, as reported	$44,359.1	$46,507.9
Retrospective basis, as described above	44,867.4	46,597.1

Variance	$(508.3)	$(89.2)

Variance to total net incurred medical claims, as reported	(1.1)%	(0.2)%

Given that our business is primarily short tailed, the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2011 estimate of medical claims payable will be known during 2012.

The 2010 variance to total net incurred medical claims, as reported of (1.1)% is greater than the 2009 percentage of (0.2)%. The 2010 variance was driven by the lower level of prior year redundancies in 2011 associated with 2010 claim payments, including the impact of a lower level of targeted margin for adverse deviation, as compared to the previous two years.

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

For additional information, see Note 8, “Income Taxes,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2011 was $13,858.7 and other intangible assets were $7,931.7. The sum of goodwill and other intangible assets represented 42% of our total consolidated assets and 94% of our consolidated shareholders’ equity at December 31, 2011.

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

We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. These tests involve the use of estimates related to the fair value of the goodwill reporting unit and other intangible assets with indefinite lives, and require a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests are also performed during interim periods when potential impairment indicators exist or other changes in our business occur.

Fair value is estimated using the income and market approaches for our goodwill reporting units and the income approach for our indefinite lived intangible assets. Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.

The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital. Market valuations are based on observed multiples of certain measures including membership, revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) and include market comparisons to publicly traded companies in our industry.

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

For additional information, see Note 10, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $17,376.8 at December 31, 2011 and represented 33% of our total consolidated assets at December 31, 2011. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

Certain FASB other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, this FASB OTTI guidance requires disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $1,003.7, or 2% of total consolidated assets, at December 31, 2011. These long-term investments consist primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other equity and cost method investments. Due to their less liquid nature, these investments are classified as long-term.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $16,159.9 at December 31, 2011. The weighted-average credit rating of these securities was “A” as of December 31, 2011. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions, mortgage-backed securities and corporate securities of $2,282.1, $18.5 and $7.7, respectively, that are guaranteed by third parties. With the exception of thirteen securities with a fair value of $16.3, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2011 with a guarantee by a third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2011 for the securities for which such information is available.

Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with FASB guidance for fair value measurements and disclosures. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable.

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2011 and 2010.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2011 totaled $284.8 and represented 1% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consist of certain inverse floating rate securities, structured securities and municipal bonds that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

For additional information, see Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K, and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2011 measurement date, we selected a long-term rate of return on plan assets of 8.00% for all plans, which is consistent with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2011). The selected weighted-average discount rate for all plans is 4.29%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with the guidance.

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

At our December 31, 2011 measurement date, the selected discount rate for all plans was 4.36% (compared to a discount rate of 5.24% for 2011 expense recognition). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of other benefits at our December 31, 2011 measurement dates was 7.50% for 2012 with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2011 by $52.6 and would increase service and interest costs by $2.5. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $44.7 as of December 31, 2011 and would decrease service and interest costs by $2.1.

For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2011, ASU 2010-06 requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for us on January 1, 2012. Early adoption was not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2011, the FASB issued ASU No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. ASU 2011-06 addresses how fees mandated by Health Care Reform should be recognized and classified in the income statements of health insurers. Health Care Reform imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of ASU 2011-06 is not expected to have a material impact on our consolidated financial position or results of operations.

There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2011 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

VIII.    Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, capital expenditures and repurchases of our common stock. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have some negative impact on our liquidity.

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

The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, regulatory requirements and market conditions. The securities and credit markets have in the past experienced higher than normal volatility, although current market conditions are more stable. During recent years, the Federal government and various governmental agencies have taken a number of steps to restore liquidity in the financial markets and to help relieve the credit crisis and strengthen the regulation of the financial services market. In addition, governments around the world have developed their own plans to provide liquidity and security in the credit markets and to ensure adequate capital in certain financial institutions.

We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 senior revolving credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2,000.0 senior revolving credit facility, we expect to receive approximately $2,392.4 of dividends from our subsidiaries during 2012, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31
	2011	2010	2009
Cash flows provided by (used in):
Operating activities	$3,374.4	$1,416.7	$3,038.9
Investing activities	(942.0)	(1,271.5)	3,002.8
Financing activities	(2,019.2)	(3,169.3)	(3,402.8)
Effect of foreign exchange rates on cash and cash equivalents	(0.4)	(3.2)	(6.7)

Increase (decrease) in cash and cash equivalents	$412.8	$(3,027.3)	$2,632.2

Liquidity—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

During the year ended December 31, 2011, net cash flow provided by operating activities was $3,374.4, compared to $1,416.7 for the year ended December 31, 2010, an increase of $1,957.7. This increase resulted primarily from tax payments of $1,208.0 to the IRS during 2010 related to the gain we realized on the 2009 sale of our PBM business.

Net cash flow used in investing activities was $942.0 during the year ended December 31, 2011, compared to $1,271.5 for the year ended December 31, 2010. The decrease in cash flow used in investing activities of $329.5 between the two periods primarily resulted from changes in securities lending collateral and increases in net proceeds from the sale of investments, partially offset by the purchase of CareMore and an increase in the net purchases of property and equipment.

Net cash flow used in financing activities was $2,019.2 during the year ended December 31, 2011, compared to $3,169.3 for the year ended December 31, 2010. The decrease in cash flow used in financing activities of $1,150.1 primarily resulted from decreases in share repurchases, increases in net proceeds from commercial paper borrowings and changes in bank overdrafts, partially offset by changes in securities lending payable, cash dividends paid and an increase in repayments of debt borrowings.

Liquidity—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

During 2010, net cash flow provided by operating activities was $1,416.7, compared to $3,038.9 in 2009, a decrease of $1,622.2. This decrease resulted primarily from tax payments of $1,208.0 to the IRS related to the gain we realized on the 2009 sale of our PBM business and increased incentive compensation payments in 2010.

Net cash flow used in investing activities was $1,271.5 in 2010, compared to cash flow provided by investing activities of $3,002.8 in 2009. The increase in cash flow used in investing activities of $4,274.3 between the two periods primarily resulted from the cash proceeds from the sale of our PBM business to Express Scripts in 2009 and increases in securities lending collateral, increases in net purchases of property and equipment and increases in other investing activities, partially offset by decreases in net purchases of investments and decreases in purchases of subsidiaries.

Net cash flow used in financing activities was $3,169.3 in 2010 compared to $3,402.8 in 2009. The decrease in cash flow used in financing activities of $233.5 primarily resulted from increases in the net proceeds from debt issuances, increases in securities lending payable, decreases in bank overdrafts and increases in cash proceeds from employee stock plans, partially offset by increases in the repurchase of common stock.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $20,596.9 at December 31, 2011. Since December 31, 2010, total cash, cash equivalents and investments, including long-term investments, increased by $360.7 primarily due to cash generated from operations, increased debt balances and proceeds from our employee stock plans, partially offset by common stock repurchases, the acquisition of CareMore, fixed asset purchases and dividends to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At December 31, 2011, we held at the parent company $2,734.4 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 29.6% and 27.3% as of December 31, 2011 and December 31, 2010, respectively.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

On December 9, 2011, we filed an updated shelf registration statement with the SEC to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.

We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility as of December 31, 2011.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2011 and 2010, $799.8 and $336.2, respectively, were outstanding under our commercial paper program. Commercial paper borrowings have been classified as long-term debt at December 31, 2011 and 2010 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or through our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2011 and 2010, $100.0 and $100.0, respectively, were outstanding under our short-term FHLBs borrowings. On January 18, 2012 we repaid the $100.0 outstanding balance of the short-term FHLBs borrowing that was outstanding at December 31, 2011. On January 25, 2012, we borrowed an additional $100.0 from the FHLBs with a three-month term at a fixed interest rate of 0.070%.

At maturity on January 17, 2012, we repaid the $350.0 outstanding balance of our 6.375% senior unsecured notes.

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

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2,392.4 of dividends to be paid to the parent company during 2012. During 2011, we received $2,915.9 of dividends from our subsidiaries.

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program has been our primary use of capital. Beginning in 2011, our Board of Directors established a quarterly shareholder dividend. There were no dividends paid during 2010 or 2009.

A summary of the cash dividend activity for the year ended December 31, 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
February 22, 2011	March 10, 2011	March 25, 2011	$ 0.25	$ 92.8
May 17, 2011	June 10, 2011	June 24, 2011	0.25	91.1
July 26, 2011	September 9, 2011	September 23, 2011	0.25	88.2
October 25, 2011	December 9, 2011	December 23, 2011	0.25	85.7

On January 24, 2012, the Board of Directors increased the quarterly shareholder cash dividend to $0.2875 per share on the outstanding shares of our common stock. This increased quarterly dividend will be paid on March 23, 2012 to the shareholders of record as of March 9, 2012.

A summary of Board of Director share repurchase authorizations for the year ended December 31, 2011 is as follows:

Authorization Date	Amount
February 3, 2011	$375.0
February 22, 2011	1,100.0
May 17, 2011	500.0
August 25, 2011	250.0
September 29, 2011	5,000.0

We expect to utilize unused authorization remaining at December 31, 2011 over a multi-year period, subject to market and industry conditions. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

A summary of share repurchases for the period January 1, 2012 through February 9, 2012 (subsequent to December 31, 2011) and for the year ended December 31, 2011 is as follows:

	January 1, 2012 Through February 9, 2012	Year Ended December 31, 2011
Shares repurchased	4.9	44.5
Average price per share	$67.77	$68.34
Aggregate cost	$333.9	$3,039.8
Authorization remaining at the end of each period	$3,999.8	$4,333.7

Our current retirement benefits funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2011, no material contributions were necessary to meet ERISA required funding levels. However, during the year ended December 31, 2011, we made tax deductible discretionary contributions to the pension benefit plans and other benefit plans of $57.7 and $30.0, respectively.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2011 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
Debt, including capital leases[1]	$15,197.3	$1,849.7	$1,750.2	$2,599.7	$8,997.7
Operating lease commitments	695.8	110.8	204.6	151.0	229.4
Projected other postretirement benefits	532.5	40.9	125.0	132.6	234.0
Purchase obligations:
IBM outsourcing agreements[2]	784.1	259.5	473.1	51.5	—
Other purchase obligations[3]	1,688.6	829.0	692.8	140.9	25.9
Other long-term liabilities[4]	1,109.8	—	435.1	421.7	253.0
Venture capital commitments	263.9	126.3	91.5	36.1	10.0

Total contractual obligations and commitments	$20,272.0	$3,216.2	$3,772.3	$3,533.5	$9,750.0

[1]	Includes estimated interest expense.
[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 14, “Commitments and Contingences,” to the audited consolidated financial statements as of and for the year ended December 31, 2011 included in this Form 10-K for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.
[4]

Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2011 as a result of the value of the assets in the plans. In addition, amount includes other obligations resulting from third-party service contracts.

The above table does not contain $117.9 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 8, “Income Taxes,” to the audited consolidated financial statements as of and for the year ended December 31, 2011 included in this Form 10-K for further information.

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

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our risk-based capital as of December 31, 2011, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

IX.    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2011. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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

Our portfolio includes corporate securities (approximately 39% of the total portfolio at December 31, 2011), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately “BBB.”

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

As of December 31, 2011, approximately 93% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $730.4 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $750.3 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2011, was approximately 7% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $121.7. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $121.7.

For additional information regarding our investments, see Note 5, “Investments”, to our audited consolidated financial statements as of and for the year ended December 31, 2011, and “Investments” within “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Long-Term Debt

Our total long-term debt at December 31, 2011 was $9,695.4, and included $799.8 of commercial paper and $100.0 outstanding from a Federal Home Loan Bank, or FHLB, borrowing. The carrying values of the commercial paper approximate fair value as the underlying instruments have variable interest rates at market value. The carrying value of the FHLB borrowing approximates fair value due to the relatively short-nature of the note and its collateralization. The remainder of the debt includes senior unsecured notes and subordinated surplus notes by one of our insurance subsidiaries. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. These senior unsecured notes had combined carrying and estimated fair value of $8,768.3 and $9,740.7, respectively, at December 31, 2011. The carrying value and estimated fair value of the surplus notes were $24.9 and $28.6, respectively, at December 31, 2011.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly. For additional information regarding our long-term debt, see Note 13, “Debt” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K.

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

Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2011, we recorded an asset of $86.6, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $26.6 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $26.6 increase in fair value.

We also utilize put and call options on the S&P 500 index to hedge (on an economic basis) the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $28.6 in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $26.0 in the fair value of these derivatives.

For additional information regarding our derivatives, see Note 6, “Derivatives” to our audited consolidated financial statements as of and for the year ended December 31, 2011, included in this Form 10-K. Also for accounting related to securities in our equity portfolio, see “Critical Accounting Policies and Estimates—Investments” within Part II, Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

Report of Independent Registered

Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 22, 2012

WellPoint, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,201.6	$1,788.8
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,233.6 and $15,545.4)	15,913.1	16,069.5
Equity securities (cost of $937.7 and $861.4)	1,188.1	1,236.2
Other invested assets, current	14.8	21.1
Accrued investment income	172.0	177.4
Premium and self-funded receivables	3,402.9	3,041.6
Other receivables	943.9	878.6
Income taxes receivable	105.8	32.3
Securities lending collateral	871.4	900.3
Deferred tax assets, net	424.8	460.9
Other current assets	1,859.0	1,534.1

Total current assets	27,097.4	26,140.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $240.8 and $215.8)	246.8	221.8
Equity securities (cost of $28.4 and $32.8)	28.8	33.4
Other invested assets, long-term	1,003.7	865.4
Property and equipment, net	1,418.1	1,155.5
Goodwill	13,858.7	13,264.9
Other intangible assets	7,931.7	7,996.8
Other noncurrent assets	433.6	488.3

Total assets	$52,018.8	$50,166.9

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,489.0	$4,852.4
Reserves for future policy benefits	55.1	56.4
Other policyholder liabilities	2,278.2	1,909.1

Total policy liabilities	7,822.3	6,817.9
Unearned income	926.5	891.4
Accounts payable and accrued expenses	3,124.1	2,942.2
Security trades pending payable	51.7	33.3
Securities lending payable	872.5	901.5
Short-term borrowings	100.0	100.0
Current portion of long-term debt	1,274.5	705.9
Other current liabilities	1,654.1	1,617.3

Total current liabilities	15,825.7	14,009.5
Long-term debt, less current portion	8,420.9	8,147.8
Reserves for future policy benefits, noncurrent	730.7	646.7
Deferred tax liabilities, net	2,724.0	2,586.9
Other noncurrent liabilities	1,029.3	963.4

Total liabilities	28,730.6	26,354.3

Commitments and contingencies—Note 14

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 339,372,680 and 377,736,929	3.4	3.8
Additional paid-in capital	11,679.2	12,862.6
Retained earnings	11,490.7	10,721.6
Accumulated other comprehensive income	114.9	224.6

Total shareholders’ equity	23,288.2	23,812.6

Total liabilities and shareholders’ equity	$52,018.8	$50,166.9

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

	Years Ended December 31
	2011	2010	2009
(In millions, except per share data)
Revenues
Premiums	$55,969.6	$53,973.6	$56,382.0
Administrative fees	3,854.6	3,730.4	3,751.7
Other revenue	41.0	36.5	606.3

Total operating revenue	59,865.2	57,740.5	60,740.0
Net investment income	703.7	803.3	801.0
Gain on sale of business	—	—	3,792.3
Net realized gains on investments	235.1	194.1	56.4
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(114.7)	(70.8)	(538.4)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	21.4	31.4	88.2

Other-than-temporary impairment losses recognized in income	(93.3)	(39.4)	(450.2)

Total revenues	60,710.7	58,698.5	64,939.5

Expenses
Benefit expense	47,647.5	44,930.4	47,122.3
Selling, general and administrative expense:
Selling expense	1,616.8	1,610.3	1,685.5
General and administrative expense	6,818.8	7,122.3	7,333.8

Total selling, general and administrative expense	8,435.6	8,732.6	9,019.3
Cost of drugs	—	—	419.0
Interest expense	430.3	418.9	447.4
Amortization of other intangible assets	239.4	241.7	266.0
Impairment of other intangible assets	—	21.1	262.5

Total expenses	56,752.8	54,344.7	57,536.5

Income before income tax expense	3,957.9	4,353.8	7,403.0
Income tax expense	1,311.2	1,466.7	2,657.1

Net income	$2,646.7	$2,887.1	$4,745.9

Net income per share
Basic	$7.35	$7.03	$9.96

Diluted	$7.25	$6.94	$9.88

Dividends per share	$1.00	$—	$—

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2011	2010	2009
(In millions)
Operating activities
Net income	$2,646.7	$2,887.1	$4,745.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains/losses on investments	(235.1)	(194.1)	(56.4)
Other-than-temporary impairment losses recognized in income	93.3	39.4	450.2
Loss on disposal of assets	3.3	1.9	16.4
Gain on sale of business	—	—	(3,792.3)
Deferred income taxes	74.3	101.8	61.3
Amortization, net of accretion	541.5	497.7	446.4
Impairment of goodwill and other intangible assets	—	21.1	262.5
Depreciation expense	95.7	103.1	107.1
Impairment of property and equipment	—	95.3	—
Share-based compensation	134.8	136.0	153.6
Excess tax benefits from share-based compensation	(42.2)	(28.1)	(9.6)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(401.8)	109.7	(484.2)
Other invested assets	(8.9)	5.1	(62.5)
Other assets	(259.2)	(320.1)	(119.3)
Policy liabilities	978.0	(330.7)	(748.2)
Unearned income	35.1	(158.6)	(27.3)
Accounts payable and accrued expenses	(208.7)	(58.2)	952.8
Other liabilities	(13.6)	(208.4)	(248.8)
Income taxes	(44.6)	(1,239.8)	1,391.4
Other, net	(14.2)	(43.5)	(0.1)

Net cash provided by operating activities	3,374.4	1,416.7	3,038.9

Investing activities
Purchases of fixed maturity securities	(11,914.8)	(10,567.2)	(7,186.8)
Proceeds from fixed maturity securities:
Sales	10,446.2	7,215.1	4,096.6
Maturities, calls and redemptions	1,891.3	3,321.7	1,551.7
Purchases of equity securities	(355.6)	(350.9)	(318.9)
Proceeds from sales of equity securities	287.4	197.9	577.3
Purchases of other invested assets	(207.9)	(91.4)	(49.0)
Proceeds from sales of other invested assets	29.4	34.5	3.5
Changes in securities lending collateral	28.9	(504.8)	132.4
Purchases of subsidiaries, net of cash acquired	(600.0)	(0.3)	(66.3)
Proceeds from sales of subsidiaries, net of cash sold	—	—	4,672.3
Purchases of property and equipment	(519.5)	(451.4)	(378.4)
Proceeds from sales of property and equipment	3.7	0.8	0.4
Other, net	(31.1)	(75.5)	(32.0)

Net cash (used in) provided by investing activities	(942.0)	(1,271.5)	3,002.8

Financing activities
Net proceeds from (repayments of) commercial paper borrowings	463.6	(164.4)	(397.0)
Proceeds from long-term borrowings	1,097.4	1,088.5	990.3
Repayments of long-term borrowings	(705.1)	(481.7)	(919.3)
Proceeds from short-term borrowings	100.0	100.0	—
Repayments of short-term borrowings	(100.0)	—	(98.0)
Changes in securities lending payable	(29.0)	504.9	(132.4)
Changes in bank overdrafts	264.3	(28.0)	(344.1)
Repurchase and retirement of common stock	(3,039.8)	(4,360.3)	(2,638.4)
Cash dividends	(357.8)	—	—
Proceeds from issuance of common stock under employee stock plans	245.0	143.6	126.5
Excess tax benefits from share-based compensation	42.2	28.1	9.6

Net cash used in financing activities	(2,019.2)	(3,169.3)	(3,402.8)
Effect of foreign exchange rates on cash and cash equivalents	(0.4)	(3.2)	(6.7)

Change in cash and cash equivalents	412.8	(3,027.3)	2,632.2
Cash and cash equivalents at beginning of year	1,788.8	4,816.1	2,183.9

Cash and cash equivalents at end of year	$2,201.6	$1,788.8	$4,816.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)
January 1, 2009	503.2	$5.0	$16,843.0	$5,479.4	$(895.7)	$21,431.7
Cumulative effect of adoption of FASB OTTI guidance, net of taxes	—	—	—	88.9	(88.9)	—
Net income	—	—	—	4,745.9	—	4,745.9
Change in net unrealized gains/losses on investments	—	—	—	—	1,055.2	1,055.2
Non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	(20.7)	(20.7)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(2.3)	(2.3)
Change in net periodic pension and postretirement costs	—	—	—	—	19.3	19.3
Foreign currency translation adjustments	—	—	—	—	1.2	1.2

Comprehensive income						5,798.6
Repurchase and retirement of common stock	(57.3)	(0.5)	(1,922.2)	(715.7)	—	(2,638.4)
Issuance of common stock under employee stock plans, net of related tax benefits	3.9	—	271.4	—	—	271.4

December 31, 2009	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	—	—	—	2,887.1	—	2,887.1
Change in net unrealized gains/losses on investments	—	—	—	—	125.1	125.1
Non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	14.7	14.7
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(14.5)	(14.5)
Change in net periodic pension and postretirement costs	—	—	—	—	32.9	32.9
Foreign currency translation adjustments	—	—	—	—	(1.7)	(1.7)

Comprehensive income						3,043.6
Repurchase and retirement of common stock	(76.7)	(0.7)	(2,595.6)	(1,764.0)	—	(4,360.3)
Issuance of common stock under employee stock plans, net of related tax benefits	4.6	—	266.0	—	—	266.0

December 31, 2010	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity (continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Par Value
(In millions)
January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	2,646.7	—	2,646.7
Change in net unrealized gains/losses on investments	—	—	—	—	20.6	20.6
Non-credit component of other-than- temporary impairment losses on investments, net of taxes	—	—	—	—	(0.7)	(0.7)
Change in net unrealized gains/losses on cash flow hedges	—	—	—	—	(10.0)	(10.0)
Change in net periodic pension and postretirement costs	—	—	—	—	(119.8)	(119.8)
Foreign currency translation adjustments	—	—	—	—	0.2	0.2

Comprehensive income						2,537.0
Repurchase and retirement of common stock	(44.5)	(0.4)	(1,523.2)	(1,516.2)	—	(3,039.8)
Dividends and dividend equivalents	—	—	—	(361.4)	—	(361.4)
Issuance of common stock under employee stock plans, net of related tax benefits	6.2	—	339.8	—	—	339.8

December 31, 2011	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 34.3 medical members through our affiliated health plans and a total of more than 65.3 individuals through our subsidiaries as of December 31, 2011. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. Finally, we provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare, and in certain California, Arizona and Nevada markets through our recently acquired CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

Investments: Certain Financial Accounting Standards Board, or FASB, other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, this FASB OTTI guidance requires disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

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

We maintain various rabbi trusts to account for the assets and liabilities under certain deferred compensation plans. Under these plans, the participants can defer certain types of compensation and elect to receive a return on the deferred amounts based on the changes in fair value of various investment options, primarily a variety of mutual funds. Rabbi trust assets are classified as trading, which are reported in other invested assets, current, in the consolidated balance sheets.

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

Investment income is recorded when earned. All securities sold resulting in investment gains and losses are recorded on the trade date. Realized gains and losses are determined on the basis of the cost or amortized cost of the specific securities sold.

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. The fair value of the collateral received at the time of the transaction amounted to $872.5 and $901.5 at December 31, 2011 and 2010, respectively. The value of the cash collateral delivered represented 102% and 103% of the market value of the securities on loan at December 31, 2011 and 2010, respectively. Under the FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $183.7 and $145.9 at December 31, 2011 and 2010, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $149.1 and $187.8 at December 31, 2011 and 2010, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

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

Derivative Financial Instruments: We typically invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives, warrants and swaptions. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy. Our derivative use is generally limited to hedging purposes and we generally do not use derivative instruments for speculative purposes.

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

including rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts, which are used to lock-in interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2011, we believe there were no material concentrations of credit risk with any individual counterparty.

Certain of our derivative agreements contain credit support provisions that require us to post collateral if there are declines in the derivative fair value or our credit rating.

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

Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2011.

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

Advertising costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. The cost of advertising for product promotion is expensed as incurred while advertising associated with corporate image is expensed when first aired. Total advertising expense was $287.8, $226.1 and $309.8 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations and Divestitures

Acquisition of CareMore

On August 22, 2011, we completed our acquisition of CareMore, a senior focused health care delivery program that includes Medicare Advantage plans and clinics designed to deliver proactive, integrated, individualized health care in select California, Arizona and Nevada markets. CareMore’s leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. This approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry.

In accordance with FASB accounting guidance for business combinations, the preliminary consideration transferred was allocated to the fair value of CareMore’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non tax-deductible goodwill of $595.3 at December 31, 2011, all of which was allocated to our Consumer segment. Preliminary goodwill recognized from the acquisition of CareMore primarily relates to the expected future synergies from the expansion of CareMore’s business model to our members. In accordance with FASB guidance for business combinations, any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

The fair value of net assets acquired from CareMore included $172.6 of other intangible assets, which primarily consist of customer relationships, trade name and provider relationships and have amortization periods ranging from ten to twenty years.

The results of operations of CareMore have been included in our consolidated financial statements for the period following August 22, 2011. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

Sale of PBM Business

On December 1, 2009, we sold our pharmacy benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts, and received $4,675.0 in cash. The pre-tax gain on the sale was $3,792.3. We also entered into a ten-year contract for Express Scripts to provide PBM services to our members. The results of operations of our PBM business have been included in our consolidated financial statements through November 30, 2009.

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

Acquisition of DeCare Dental, LLC

On April 9, 2009, we completed our acquisition of DeCare Dental, LLC, or DeCare, a wholly-owned subsidiary of DeCare International. DeCare is one of the country’s largest administrators of dental benefit plans and provides services directly and through partnerships and administrative agreements with several dental insurance brands, primarily as a third party administrator. DeCare manages dental benefits and provides our customers with innovative dental products and enhanced customer service. The results of operations of DeCare are included in our consolidated financial statements for periods following April 9, 2009. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4. Restructuring Activities

As a result of restructuring activities implemented during 2011, 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2011 restructuring activities were initiated as a result of our efforts to improve, streamline and make our core business processes more efficient and effective. Activity related to these liabilities for the year ended December 31, 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2011 Restructuring Activities
Employee termination costs:
Costs incurred in 2011	$52.2	$11.9	$0.7	$64.8
2011 payments	(0.4)	(0.1)	—	(0.5)

Liabilities for employee termination costs ending balance at December 31, 2011	51.8	11.8	0.7	64.3

Lease and other contract exit costs:
Costs incurred in 2011	17.2	5.7	1.9	24.8

Liability for lease and other contract exit costs ending balance at December 31, 2011	17.2	5.7	1.9	24.8

Total liability for 2011 restructuring activities ending balance at December 31, 2011	$69.0	$17.5	$2.6	$89.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Health Care Reform. Activity related to these liabilities for the years ended December 31, 2011 and 2010, by segment, is as follows:

	Commercial	Consumer	Other	Total
2010 Restructuring Activities
Employee termination costs:
Costs incurred in 2010	$53.6	$19.2	$5.0	$77.8
2010 payments	(0.5)	(0.2)	(0.1)	(0.8)

Liabilities for employee termination costs ending balance at December 31, 2010	53.1	19.0	4.9	77.0
2011 payments	(25.3)	(9.0)	(2.3)	(36.6)
Liabilities released in 2011	(16.8)	(6.0)	(1.6)	(24.4)

Liabilities for employee termination costs ending balance at December 31, 2011	11.0	4.0	1.0	16.0

Lease and other contract exit costs:
Costs incurred in 2010	15.7	4.7	2.2	22.6
2010 payments	(1.3)	(0.4)	(0.3)	(2.0)

Liabilities for lease and other contract exit costs ending balance at December 31, 2010	14.4	4.3	1.9	20.6
2011 payments	(7.5)	(2.2)	(1.0)	(10.7)
Liabilities released in 2011	(0.7)	(0.3)	—	(1.0)

Liability for lease and other contract exit costs ending balance at December 31, 2011	6.2	1.8	0.9	8.9

Total liability for 2010 restructuring activities ending balance at December 31, 2011	$17.2	$5.8	$1.9	$24.9

In addition, during 2010 we recognized $40.5 of impairments for information technology assets related to our change in strategic focus primarily in response to Health Care Reform. The impairments are a component of general and administrative expenses on the consolidated statement of income.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

The 2009 restructuring activities were executed as a result of a strategic realignment to our corporate strategy. Activity related to these liabilities for the years ended December 31, 2011, 2010 and 2009, by segment, is as follows:

	Commercial	Consumer	Other	Total
2009 Restructuring Activities
Employee termination costs:
Costs incurred in 2009	$93.1	$20.3	$10.3	$123.7
2009 payments	(3.4)	(0.7)	(0.4)	(4.5)

Liabilities for employee termination costs ending balance at December 31, 2009	89.7	19.6	9.9	119.2
2010 payments	(56.0)	(12.2)	(6.2)	(74.4)
Liabilities released in 2010	(21.7)	(4.7)	(2.4)	(28.8)

Liabilities for employee termination costs ending balance at December 31, 2010	12.0	2.7	1.3	16.0
2011 payments	(7.4)	(1.7)	(0.8)	(9.9)
Liabilities released in 2011	(2.7)	(0.6)	(0.3)	(3.6)

Liabilities for employee termination costs ending balance at December 31, 2011	1.9	0.4	0.2	2.5

Lease and other contract exit costs:
Costs incurred in 2009	33.9	3.3	10.7	47.9
2009 payments	(2.1)	(0.1)	(1.6)	(3.8)

Liabilities for lease and other contract exit costs ending balance at December 31, 2009	31.8	3.2	9.1	44.1
2010 payments	(4.4)	(0.2)	(0.4)	(5.0)

Liability for lease and other contract exit costs ending balance at December 31, 2010	27.4	3.0	8.7	39.1
2011 payments	(2.5)	(0.3)	(0.8)	(3.6)
Liabilities released in 2011	(5.2)	(1.7)	(0.2)	(7.1)

Liability for lease and other contract exit costs ending balance at December 31, 2011	19.7	1.0	7.7	28.4

Total liability for 2009 restructuring activities ending balance at December 31, 2011	$21.6	$1.4	$7.9	$30.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments

A summary of current and long-term investments, available-for-sale, at December 31, 2011 and 2010 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			12 Months or Less	Greater than 12 Months
December 31, 2011:
Fixed maturity securities:
United States Government securities	$564.9	$39.9	$(0.1)	$—	$604.7	$—
Government sponsored securities	173.1	2.5	—	—	175.6	—
States, municipalities and political subdivisions—tax-exempt	4,994.2	352.3	(3.9)	(15.0)	5,327.6	(0.5)
Corporate securities	6,588.0	305.3	(88.4)	(6.9)	6,798.0	(0.4)
Options embedded in convertible debt securities	79.7	—	—	—	79.7	—
Residential mortgage-backed securities	2,471.4	112.1	(7.6)	(10.9)	2,565.0	(6.2)
Commercial mortgage-backed securities	363.2	14.9	(1.0)	(1.7)	375.4	—
Other debt obligations	239.9	3.1	(2.0)	(7.1)	233.9	(3.2)

Total fixed maturity securities	15,474.4	830.1	(103.0)	(41.6)	16,159.9	$(10.3)

Equity securities	966.1	277.0	(26.2)	—	1,216.9

Total investments, available-for-sale	$16,440.5	$1,107.1	$(129.2)	$(41.6)	$17,376.8

December 31, 2010:
Fixed maturity securities:
United States Government securities	$500.9	$14.1	$(3.6)	$—	$511.4	$—
Government sponsored securities	325.6	6.0	(0.8)	—	330.8	—
States, municipalities and political subdivisions—tax-exempt	4,630.2	130.5	(38.9)	(29.6)	4,692.2	—
Corporate securities	6,850.1	385.1	(16.9)	(7.1)	7,211.2	(0.8)
Options embedded in convertible debt securities	108.3	—	—	—	108.3	—
Residential mortgage-backed securities	2,747.2	113.7	(9.0)	(15.4)	2,836.5	(6.2)
Commercial mortgage-backed securities	330.9	9.2	(1.5)	(2.2)	336.4	—
Other debt obligations	268.0	6.2	(0.3)	(9.4)	264.5	(2.1)

Total fixed maturity securities	15,761.2	664.8	(71.0)	(63.7)	16,291.3	$(9.1)

Equity securities	894.2	383.2	(7.8)	—	1,269.6

Total investments, available-for-sale	$16,655.4	$1,048.0	$(78.8)	$(63.7)	$17,560.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

At December 31, 2011, we owned $2,940.4 of mortgage-backed securities and $233.9 of asset-backed securities out of a total available-for-sale investment portfolio of $17,376.8. These securities included sub-prime and Alt-A securities with fair values of $56.5 and $186.7, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $5.6 and $7.3, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at December 31, 2011 and 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2011:
Fixed maturity securities:
United States Government securities	3	$7.1	$(0.1)	—	$—	$—
States, municipalities and political subdivisions—tax-exempt	19	86.6	(3.9)	84	195.2	(15.0)
Corporate securities	1,047	1,798.1	(88.4)	36	35.4	(6.9)
Residential mortgage-backed securities	91	170.4	(7.6)	65	78.0	(10.9)
Commercial mortgage-backed securities	14	27.7	(1.0)	5	15.6	(1.7)
Other debt obligations	41	118.5	(2.0)	31	32.7	(7.1)

Total fixed maturity securities	1,215	2,208.4	(103.0)	221	356.9	(41.6)
Equity securities	1,137	271.6	(26.2)	—	—	—

Total fixed maturity and equity securities	2,352	$2,480.0	$(129.2)	221	$356.9	$(41.6)

December 31, 2010:
Fixed maturity securities:
United States Government securities	23	$142.9	$(3.6)	—	$—	$—
Government sponsored securities	24	103.5	(0.8)	—	—	—
States, municipalities and political subdivisions—tax-exempt	449	1,493.1	(38.9)	101	166.1	(29.6)
Corporate securities	742	1,436.3	(16.9)	65	92.9	(7.1)
Residential mortgage-backed securities	279	512.6	(9.0)	82	149.9	(15.4)
Commercial mortgage-backed securities	34	107.5	(1.5)	3	8.1	(2.2)
Other debt obligations	28	60.9	(0.3)	38	46.4	(9.4)

Total fixed maturity securities	1,579	3,856.8	(71.0)	289	463.4	(63.7)
Equity securities	365	81.6	(7.8)	—	—	—

Total fixed maturity and equity securities	1,944	$3,938.4	$(78.8)	289	$463.4	$(63.7)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$630.3	$665.1
Due after one year through five years	4,727.9	4,881.8
Due after five years through ten years	4,291.7	4,548.1
Due after ten years	2,989.9	3,124.5
Mortgage-backed securities	2,834.6	2,940.4

Total available-for-sale fixed maturity securities	$15,474.4	$16,159.9

The major categories of net investment income for the years ended December 31 are as follows:

	2011	2010	2009
Fixed maturity securities	$692.4	$740.7	$796.0
Equity securities	34.0	29.6	25.9
Cash and cash equivalents	3.7	8.3	15.0
Other	2.4	61.9	(2.7)

Investment income	732.5	840.5	834.2
Investment expense	(28.8)	(37.2)	(33.2)

Net investment income	$703.7	$803.3	$801.0

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31, are as follows:

	2011	2010	2009
Net realized gains/losses on investments:
Fixed maturity securities:
Gross realized gains from sales	$289.2	$268.1	$158.3
Gross realized losses from sales	(65.1)	(39.1)	(135.5)

Net realized gains/losses from sales of fixed maturity securities	224.1	229.0	22.8
Equity securities:
Gross realized gains from sales	75.4	57.7	116.5
Gross realized losses from sales	(68.0)	(81.4)	(81.5)

Net realized gains/losses from sales of equity securities	7.4	(23.7)	35.0
Other realized gains/losses on investments	3.6	(11.2)	(1.4)

Net realized gains on investments	235.1	194.1	56.4
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(24.2)	(24.4)	(217.6)
Equity securities	(69.1)	(15.0)	(232.6)

Other-than-temporary impairment losses recognized in income:	(93.3)	(39.4)	(450.2)
Change in net unrealized gains/losses on investments:
Cumulative effect of adoption of FASB OTTI guidance	—	—	(143.1)
Fixed maturity securities	155.9	29.7	1,209.1
Equity securities	(124.6)	164.7	419.7

Total change in net unrealized gains/losses on investments	31.3	194.4	1,485.7
Deferred income tax expense	(11.4)	(54.6)	(540.1)

Net change in net unrealized gains/losses on investments	19.9	139.8	945.6

Net realized gains/losses on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains/losses on investments	$161.7	$294.5	$551.8

A primary objective in the management of fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectations that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. During the year ended December 31, 2011, we sold $10,733.6 of fixed maturity and equity securities which resulted in gross realized losses of $133.1.

A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired equity security investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains or losses in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

Other-than-temporary impairments recorded in 2011, 2010 and 2009 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair values remaining below cost for an extended period of time. There were no individually significant other-than-temporary impairment losses on investments by issuer during 2011, 2010 or 2009.

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

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the years ended December 31, 2011, 2010 or 2009.

Upon adoption of certain FASB OTTI guidance on April 1, 2009, we recorded a cumulative-effect adjustment, net of taxes, of $88.9 as of the beginning of the period of adoption, April 1, 2009, to reclassify the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.

At December 31, 2011 and 2010, no investments exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2011 and 2010 was $11.9 and $13.0 at December 31, 2011 and 2010, respectively.

As of December 31, 2011 we had committed approximately $263.9 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2011 and 2010, securities with carrying values of approximately $246.8 and $221.8, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2011 and 2010 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2011
Hedging instruments
Interest rate swaps	$1,105.0	Other assets/other liabilities	$86.6	$—
Non-hedging instruments
Derivatives embedded in convertible debt securities	368.2	Fixed maturity securities	79.7	—
Credit default and interest rate swaps	113.2	Equity securities	2.1	(7.5)
Options	7,227.7	Equity securities	255.2	(274.4)
Futures	—	Equity securities	1.2	(2.6)

Subtotal non-hedging	7,709.1		338.2	(284.5)

Total derivatives	$8,814.1		$424.8	$(284.5)

December 31, 2010
Hedging instruments
Interest rate swaps	$1,505.0	Other assets/other liabilities	$95.3	$—
Non-hedging instruments
Derivatives embedded in convertible debt securities	389.8	Fixed maturity securities	108.3	—
Credit default swaps	29.8	Equity securities	—	(1.5)
Options	5,682.0	Equity securities	192.6	(215.0)

Subtotal non-hedging	6,101.6		300.9	(216.5)

Total derivatives	$7,606.6		$396.2	$(216.5)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Fair Value Hedges

We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2011 and 2010 is as follows:

Type of Fair Value Hedge	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2011	2010
Interest rate swap	2011	$200.0	$—	5.250%	January 15, 2016
Interest rate swap	2010	25.0	25.0	5.250	January 15, 2016
Interest rate swap	2009	—	600.0	5.000	January 15, 2011
Interest rate swap	2006	240.0	240.0	6.800	August 1, 2012
Interest rate swap	2006	200.0	200.0	5.000	December 15, 2014
Interest rate swap	2005	240.0	240.0	6.800	August 1, 2012
Interest rate swap	2005	200.0	200.0	5.000	December 15, 2014

Total notional amount outstanding		$1,105.0	$1,505.0

A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2011, 2010 and 2009 is as follows:

Type of Fair Value Hedge	Income Statement Location of Hedge Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Year ended December 31, 2011
Interest rate swaps	Interest expense	$45.1	Fixed rate debt	Interest expense	$(45.1)

Year ended December 31, 2010
Interest rate swaps	Interest expense	$44.8	Fixed rate debt	Interest expense	$(44.8)

Year ended December 31, 2009
Interest rate swaps	Interest expense	$38.0	Fixed rate debt	Interest expense	$(38.0)

Cash Flow Hedges

We have historically entered into forward starting pay fixed interest rate swaps, with the objective of eliminating the variability of cash flows in the interest payments on various debt issuances. These swaps have all terminated and no amounts were outstanding at December 31, 2011 or 2010. The unrecognized loss for all terminated cash flow hedges included in accumulated other comprehensive income at December 31, 2011 and 2010 was $35.3 and $25.3, respectively. As of December 31, 2011, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $3.9.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2011, 2010 and 2009 is as follows:

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Loss	Income Statement Location of Gain (Loss) Reclassification from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Year ended December 31, 2011:
Forward starting pay fixed swaps	$(18.2)	Interest expense	$(1.8)	None	$—

Year ended December 31, 2010:
Forward starting pay fixed swaps	$(24.0)	Interest expense	$(1.2)	None	$—

Year ended December 31, 2009:
Forward starting pay fixed swaps	$(3.5)	Interest expense	$—	None	$—

Other fixed pay swaps	$—	Interest expense	$0.2	None	$—

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2011, 2010 and 2009 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2011:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$(7.6)
Credit default and interest rate swaps	Net realized gains (losses) on investments	(53.3)
Options	Net realized gains (losses) on investments	9.6
Futures	Net realized gains (losses) on investments	(5.9)

Total		$(57.2)

Year ended December 31, 2010:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$24.3
Credit default swaps	Net realized gains (losses) on investments	(2.0)
Options	Net realized gains (losses) on investments	(62.9)

Total		$(40.6)

Year ended December 31, 2009:
Derivatives embedded in convertible debt securities	Net realized gains (losses) on investments	$44.0
Credit default swaps	Net realized gains (losses) on investments	(1.0)
Options	Net realized gains (losses) on investments	(5.6)
Futures	Net realized gains (losses) on investments	3.3
Foreign currency derivatives	Net realized gains (losses) on investments	1.2

Total		$41.9

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

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

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt and other fixed maturity securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or assumptions for benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2011 and 2010 that were material to the consolidated financial statements.

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

Life insurance contracts: Fair value is based on the cash surrender value of the policies as reported by the insurer.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010 is as follows:

	Level I	Level II	Level III	Total
December 31, 2011:
Assets:
Cash equivalents	$1,675.8	$—	$—	$1,675.8
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	604.7	—	—	604.7
Government sponsored securities	—	175.6	—	175.6
States, municipalities and political subdivisions— tax-exempt	—	5,327.6	—	5,327.6
Corporate securities	—	6,602.9	195.1	6,798.0
Options embedded in convertible debt securities	—	79.7	—	79.7
Residential mortgage-backed securities	—	2,565.0	—	2,565.0
Commercial mortgage-backed securities	—	369.1	6.3	375.4
Other debt obligations	—	174.9	59.0	233.9

Total fixed maturity securities	604.7	15,294.8	260.4	16,159.9
Equity securities	1,104.9	87.6	24.4	1,216.9
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	422.3	449.1	—	871.4
Derivatives excluding embedded options (reported with other assets)	—	86.6	—	86.6

Total assets	$3,822.5	$15,918.1	$284.8	$20,025.4

December 31, 2010:
Assets:
Cash equivalents	$1,374.9	$—	$—	$1,374.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	511.4	—	—	511.4
Government sponsored securities	—	330.8	—	330.8
States, municipalities and political subdivisions— tax-exempt	—	4,692.2	—	4,692.2
Corporate securities	—	6,932.8	278.4	7,211.2
Options embedded in convertible debt securities	—	108.3	—	108.3
Residential mortgage-backed securities	—	2,832.7	3.8	2,836.5
Commercial mortgage-backed securities	—	328.6	7.8	336.4
Other debt obligations	—	183.1	81.4	264.5

Total fixed maturity securities	511.4	15,408.5	371.4	16,291.3
Equity securities	1,202.3	50.0	17.3	1,269.6
Other invested assets, current	21.1	—	—	21.1
Securities lending collateral	355.7	544.6	—	900.3
Derivatives excluding embedded options (reported with other assets)	—	95.3	—	95.3

Total assets	$3,465.4	$16,098.4	$388.7	$19,952.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Year Ended December 31, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	5.2	—	—	(1.7)	(7.0)	(3.5)
Recognized in accumulated other comprehensive income	(3.0)	0.1	0.1	—	4.1	1.3
Purchases	31.2	2.8	2.6	12.2	10.2	59.0
Sales	(27.6)	(9.1)	(8.2)	(22.9)	(0.4)	(68.2)
Issuances	—	—	—	—	—	—
Settlements	(130.5)	(0.8)	(1.4)	(17.7)	—	(150.4)
Transfers into Level III	41.4	9.7	5.4	7.8	0.2	64.5
Transfers out of Level III	—	(6.5)	—	(0.1)	—	(6.6)

Ending balance at December 31, 2011	$195.1	$—	$6.3	$59.0	$24.4	$284.8

Change in unrealized losses included in net income related to assets still held for the year ended December 31,2011	$(0.6)	$—	$—	$(1.2)	$(7.0)	$(8.8)

Year Ended December 31, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	(6.6)	—	—	(3.9)	(2.9)	(13.4)
Recognized in accumulated other comprehensive income	18.7	—	1.7	13.2	2.0	35.6
Purchases, sales, issuances and settlements, net	(18.0)	1.8	(1.0)	(33.9)	0.7	(50.4)
Transfers into Level III	52.6	—	—	—	13.0	65.6
Transfers out of Level III	—	—	—	—	—	—

Ending balance at December 31, 2010	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7

Change in unrealized losses included in net income related to assets still held for the year ended December 31,2010	$(6.9)	$—	$—	$(1.1)	$(2.6)	$(10.6)

Year Ended December 31, 2009:
Beginning balance at January 1, 2009	$191.1	$7.0	$9.7	$138.7	$11.2	$357.7
Total gains (losses):
Recognized in net income	(4.6)	(1.7)	0.2	(50.7)	(1.2)	(58.0)
Recognized in accumulated other comprehensive income	30.1	1.2	(1.5)	46.5	(0.3)	76.0
Purchases, sales, issuances and settlements, net	(11.4)	(4.5)	(1.3)	(29.6)	(5.2)	(52.0)
Transfers into Level III	48.7	—	—	4.9	—	53.6
Transfers out of Level III	(22.2)	—	—	(3.8)	—	(26.0)

Ending balance at December 31, 2009	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3

Change in unrealized losses included in net income related to assets still held for the year ended December 31,2009	$(3.4)	$—	$—	$(39.9)	$—	$(43.3)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

There were no material transfers between Levels I, II or III during the years ended December 31, 2011, 2010 and 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Combinations”, we completed our acquisitions of CareMore and DeCare on August 22, 2011 and April 9, 2009, respectively. The values of net assets acquired in our acquisitions of CareMore and DeCare and resulting goodwill and other intangible assets were recorded at fair value using Level III inputs. The majority of CareMore’s and DeCare’s assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of CareMore and DeCare were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than assets acquired and liabilities assumed in our acquisition of CareMore, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2011. Refer to Note 10, “Goodwill and Other Intangible Assets,” for disclosure of additional assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and 2009.

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

The carrying amounts reported in the consolidated balance sheets for cash, accrued investment income, premium and self-funded receivables, other receivables, income taxes receivable, unearned income, accounts payable and accrued expenses, security trades pending payable, securities lending payable and certain other current liabilities approximate fair value because of the short term nature of these items. These assets and liabilities are not listed in the table below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer.

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

The carrying values and estimated fair values of financial instruments not recorded at fair value on our consolidated balance sheet at December 31 are as follows:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Other invested assets, long-term	$1,003.7	$1,003.7	$865.4	$865.4
Liabilities:
Debt:
Short-term borrowings	100.0	100.0	100.0	100.0
Commercial paper	799.8	799.8	336.2	336.2
Notes and capital leases	8,895.6	9,871.7	8,517.5	9,010.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2011	2010
Deferred tax assets relating to:
Retirement benefits	$418.5	$354.8
Accrued expenses	465.4	495.3
Alternative minimum tax and other credits	3.5	5.4
Insurance reserves	193.5	201.4
Net operating loss carryforwards	30.5	35.4
Bad debt reserves	116.8	121.0
Depreciation and amortization	4.7	4.0
State income tax	69.3	46.3
Deferred compensation	55.7	66.9
Investment basis difference	152.2	180.5
Other	66.8	70.6

Total deferred tax assets	1,576.9	1,581.6
Valuation allowance	(11.0)	(11.0)

Total deferred tax assets, net of valuation allowance	1,565.9	1,570.6
Deferred tax liabilities relating to:
Unrealized gains on securities	328.2	317.2
Acquisition related:
Goodwill and other acquisition related liabilities	46.6	39.7
Trademarks and other non-amortizable intangible assets	2,095.5	2,095.5
Subscriber base, provider and hospital networks	490.8	519.6
Internally developed software and other amortization differences	414.3	333.2
Retirement benefits	202.7	190.9
State deferred tax	76.3	37.6
Other	210.7	162.9

Total deferred tax liabilities	3,865.1	3,696.6

Net deferred tax liability	$(2,299.2)	$(2,126.0)

Deferred tax asset-current	$424.8	$460.9
Deferred tax liability-noncurrent	(2,724.0)	(2,586.9)

Net deferred tax liability	$(2,299.2)	$(2,126.0)

The valuation allowance is primarily attributable to the uncertainty of alternative minimum tax credits and net operating loss carryforwards. As deferred tax assets related to these types of deductions are recognized in the tax return, the valuation allowance is no longer required and is reduced.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Significant components of the provision for income taxes for the years ended December 31, consist of the following:

	2011	2010	2009
Current tax expense:
Federal	$1,150.4	$1,329.5	$2,516.2
State and local	21.6	28.5	87.1

Total current tax expense	1,172.0	1,358.0	2,603.3
Deferred tax expense	139.2	108.7	53.8

Total income tax expense	$1,311.2	$1,466.7	$2,657.1

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,385.3	35.0%	$1,523.8	35.0%	$2,591.0	35.0%
State and local income taxes net of federal tax benefit	42.3	1.1	42.8	1.0	82.4	1.1
Tax exempt interest and dividends received deduction	(58.6)	(1.5)	(53.0)	(1.2)	(51.7)	(0.7)
Audit settlements	(49.7)	(1.3)	(18.1)	(0.4)	(12.9)	(0.2)
Sale of PBM	—	—	—	—	73.4	1.0
Other, net	(8.1)	(0.2)	(28.8)	(0.7)	(25.1)	(0.3)

Total income tax expense	$1,311.2	33.1%	$1,466.7	33.7%	$2,657.1	35.9%

During the year ended December 31, 2011, following approval by the Joint Committee on Taxation, we settled the audit of our 2003 and 2004 (short year) federal tax returns, which had been in the appeals process with the Internal Revenue Service, or IRS. This resulted in a tax benefit of $39.3. In addition, during the year ended December 31, 2011, we completed a state tax examination, resulting in additional tax benefits for audit settlements of $10.4.

During the year ended December 31, 2009, we completed the sale of our PBM business and recorded tax expense of $1,431.1 related to this sale. The components of the tax on the sale were $1,327.3 computed at the statutory federal rate, $30.4 for state and local taxes and $73.4 for other tax adjustments.

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2011	2010
Balance at January 1	$100.4	$116.4
Additions for tax positions related to:
Current year	4.7	4.6
Prior years	4.1	0.5
Reductions related to:
Tax positions of prior years	(0.2)	(13.0)
Settlements with taxing authorities	(15.8)	(8.1)

Balance at December 31	$93.2	$100.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

As of December 31, 2011, $86.2 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included is $3.4 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2011 balance includes $0.9 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $(0.1), $(2.9) and $(0.9) in interest, respectively. We had accrued approximately $24.7 and $24.8 for the payment of interest at December 31, 2011 and 2010, respectively.

As of December 31, 2011, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on a number of factors, such as completion of negotiations with taxing authorities, the outcome of litigation and settlement of industry issues. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $5.0 to $(65.0).

We are a member of the IRS Compliance Assurance Program, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

As of December 31, 2011, the examinations of our 2010 through 2004 tax years continue to be in process. In addition, there are several years with ongoing disputes related to pre-acquisition companies that continue to be in process. Many of the issues in open tax years have been resolved; however, several of the examinations still require approval from the Joint Committee on Taxation before they can be finalized. The years under audit are in part interdependent on the settlement of the pre-acquisition audits, some of which require the approval of the Joint Committee on Taxation, impacting the ultimate conclusion of all the examinations. While we currently do not know the likelihood of settlement, the resulting tax benefit could possibly be material to our future results of operations and operating cash flows.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2011, we had unused federal tax net operating loss carryforwards of approximately $87.1 to offset future taxable income. The loss carryforwards expire in the years 2015 through 2024. During 2011, 2010 and 2009 federal income taxes paid totaled $1,153.9, $2,531.9 and $1,194.2, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2011	2010
Land and improvements	$52.3	$51.9
Building and components	392.1	388.2
Data processing equipment, furniture and other equipment	725.6	671.8
Computer software, purchased and internally developed	1,295.0	1,145.6
Leasehold improvements	190.2	165.5

Property and equipment, gross	2,655.2	2,423.0
Accumulated depreciation and amortization	(1,237.1)	(1,267.5)

Property and equipment, net	$1,418.1	$1,155.5

Property and equipment includes assets purchased under noncancelable capital leases of $59.0 and $64.7 at December 31, 2011 and 2010, respectively. Total accumulated amortization on leased assets at December 31, 2011 and 2010 was $58.5 and $62.0, respectively. Depreciation expense for 2011, 2010 and 2009 was $95.7, $103.1 and $107.1, respectively. Amortization expense on leased assets, computer software and leasehold improvements for 2011, 2010 and 2009 was $204.6, $194.3 and $184.3, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2011, 2010 and 2009 of $183.9, $171.9 and $158.8, respectively. Capitalized costs related to the internal development of software of $1,022.2 and $898.5 at December 31, 2011 and 2010, respectively, are reported with computer software.

In addition to impairments for information technology assets related to our change in strategic focus in 2010, primarily in response to Health Care Reform as described in Note 4, “Restructuring Activities,” we experienced $54.8 of impairment during 2010 for information technology assets due to our decision to discontinue further use of these assets in the normal course of business.

10. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 20, “Segment Information”) for 2011 and 2010 is as follows:

	Commercial	Consumer	Other	Total
Balance as of January 1, 2010	$9,944.1	$3,320.5	$—	$13,264.6
Measurement period adjustments	0.7	(0.4)	—	0.3

Balance as of December 31, 2010	9,944.8	3,320.1	—	13,264.9
CareMore acquisition	—	595.3	—	595.3
Measurement period adjustments	(1.2)	(0.3)	—	(1.5)

Balance as of December 31, 2011	$9,943.6	$3,915.1	$—	$13,858.7

Accumulated impairment as of December 31, 2011	$(41.0)	$—	$—	$(41.0)

Goodwill adjustments incurred during 2011 included reductions totaling $1.5 related to the tax benefit on the exercise of stock options issued as part of various acquisitions. Goodwill adjustments incurred during 2010 included a reduction of $1.5 related to the tax benefit on the exercise of stock options issued as part of various acquisitions and an increase of $1.8 related to other measurement period adjustments.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets (continued)

As required by FASB guidance, we completed our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarters of 2011, 2010 and 2009. The guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. The annual impairment tests are performed in the fourth quarter and, thus, are performed after the recognition of the impairment discussed in the following paragraph.

As a result of a strategic action, on October 28, 2009, we announced that we entered into a member transition agreement with Health Care Service Corporation, or HCSC, which operates as Blue Cross and Blue Shield in Illinois and Texas, among other states. Under this agreement, HCSC offered guaranteed replacement coverage to our UniCare commercial group and individual members in those states. In the fourth quarter of 2009, commensurate with the expected transition of our Illinois and Texas UniCare commercial group and individual members to HCSC, we identified and recorded a pre-tax goodwill impairment charge of $41.0.

The components of other intangible assets as of December 31 are as follows:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Subscriber base	$3,273.0	$(1,846.8)	$1,426.2	$3,121.6	$(1,618.7)	$1,502.9
Provider and hospital networks	109.3	(36.7)	72.6	106.1	(31.1)	75.0
Other	66.1	(20.3)	45.8	46.8	(15.0)	31.8

Total	3,448.4	(1,903.8)	1,544.6	3,274.5	(1,664.8)	1,609.7
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	5,998.7	—	5,998.7	5,998.7	—	5,998.7
Provider relationships	271.8	—	271.8	271.8	—	271.8
Licenses	116.6	—	116.6	116.6	—	116.6

Total	6,387.1	—	6,387.1	6,387.1	—	6,387.1

Other intangible assets	$9,835.5	$(1,903.8)	$7,931.7	$9,661.6	$(1,664.8)	$7,996.8

During 2010, we recognized an impairment charge of $21.1 for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

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

As of December 31, 2011, estimated amortization expense for each of the five years ending December 31, is as follows: 2012, $231.5; 2013, $209.9; 2014, $189.1; 2015, $168.7; 2016, $148.7.

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

The Employees’ Retirement Plan of Blue Cross of California, or the BCC Plan, is a defined benefit pension plan that covers eligible employees of Blue Cross of California who are covered by a collective bargaining agreement. Effective January 1, 2007, benefits were curtailed under the BCC Plan with the result that no Blue Cross of California employees hired or rehired after December 31, 2006 are eligible to participate in the BCC Plan.

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

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Benefit obligation at beginning of year	$1,715.4	$1,751.5	$658.9	$619.8
Service cost	17.3	17.3	6.3	7.4
Interest cost	84.7	88.7	31.4	34.7
Plan amendments	—	—	(47.0)	—
Actuarial loss	162.0	7.0	37.3	30.1
Benefits paid	(128.1)	(149.1)	(35.6)	(33.1)

Benefit obligation at end of year	$1,851.3	$1,715.4	$651.3	$658.9

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$1,742.7	$1,703.5	$270.7	$132.4
Actual return on plan assets	49.5	184.4	1.7	3.7
Employer contributions	57.7	3.9	68.5	172.2
Benefits paid	(128.1)	(149.1)	(39.8)	(37.6)

Fair value of plan assets at end of year	$1,721.8	$1,742.7	$301.1	$270.7

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Noncurrent assets	$23.4	$97.0	$—	$—
Current liabilities	(4.2)	(4.2)	—	—
Noncurrent liabilities	(148.7)	(65.5)	(350.2)	(388.2)

Net amount at December 31	$(129.5)	$27.3	$(350.2)	$(388.2)

The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net actuarial loss	$653.7	$460.7	$234.5	$191.8
Prior service credit	(4.7)	(5.5)	(116.3)	(81.4)

Net amount before tax at December 31	$649.0	$455.2	$118.2	$110.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $29.8 and $0.8, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $14.1 and $13.3, respectively.

The accumulated benefit obligation for the defined benefit pension plans was $1,844.8 and $1,695.4 at December 31, 2011 and 2010, respectively.

As of December 31, 2011, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $1,348.0, $1,343.5 and $1,196.3, respectively.

The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.29%	5.15%	4.36%	5.24%
Rate of compensation increase	3.50%	3.75%	3.50%	3.75%
Expected rate of return on plan assets	8.00%	8.00%	7.00%	6.75%

The components of net periodic benefit cost (credit) included in the consolidated statements of income are as follows:

	2011	2010	2009
Pension Benefits
Service cost	$17.3	$17.3	$22.2
Interest cost	84.7	88.7	91.4
Expected return on assets	(128.2)	(139.6)	(142.8)
Recognized actuarial loss	26.4	25.5	2.2
Amortization of prior service credit	(0.8)	(0.8)	(0.8)
Settlement loss	21.3	31.1	—

Net periodic benefit cost (credit)	$20.7	$22.2	$(27.8)

Other Benefits
Service cost	$6.3	$7.4	$7.2
Interest cost	31.4	34.7	31.9
Expected return on assets	(17.3)	(10.3)	(2.5)
Recognized actuarial loss	10.2	7.8	7.0
Amortization of prior service credit	(12.0)	(9.5)	(9.8)

Net periodic benefit cost	$18.6	$30.1	$33.8

During 2011 and 2010, we incurred total settlement losses of $21.3 and $31.1, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2011	2010	2009
Pension Benefits
Discount rate	5.15%	5.36%	5.64%
Rate of compensation increase	3.75%	4.00%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

Other Benefits
Discount rate	5.24%	5.79%	5.73%
Rate of compensation increase	3.75%	4.00%	4.00%
Expected rate of return on plan assets	6.75%	7.00%	7.25%

The assumed health care cost trend rate to be used for next year to measure the expected cost of other benefits is 7.50% with a gradual decline to 5.00% by the year 2017. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2011 by $52.6 and would increase service and interest costs by $2.5. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $44.7 as of December 31, 2011 and would decrease service and interest costs by $2.1.

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset-backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2011, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in WellPoint common stock.

Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2011, excluding $(41.6) of cash, investment income receivable and amounts due to/from brokers, by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs), are as follows:

	Level I	Level II	Level III	Total
December 31, 2011:
Pension Benefit Assets:
Equity securities:
U.S. securities	$145.3	$—	$304.2	$449.5
Foreign securities	242.9	—	—	242.9
Mutual funds	24.6	—	—	24.6
Fixed maturity securities:
Government securities	199.2	—	—	199.2
Corporate bonds	—	236.1	—	236.1
Asset-backed securities	—	156.6	—	156.6
Other types of investments:
Common and collective trusts	—	90.3	—	90.3
Partnership interests	—	—	165.0	165.0
Contract with insurance company	—	—	195.5	195.5
Treasury futures contracts	(0.3)	—	—	(0.3)

Total pension benefit assets	$611.7	$483.0	$664.7	$1,759.4

Other Benefit Assets:
Equity securities:
U.S. securities	$6.5	$—	$13.4	$19.9
Foreign securities	9.8	—	—	9.8
Mutual funds	2.8	—	—	2.8
Fixed maturity securities:
Government securities	8.5	—	—	8.5
Corporate securities	—	5.9	—	5.9
Asset-backed securities	—	12.6	—	12.6
Other types of investments:
Common and collective trusts	—	134.0	—	134.0
Partnership interests	—	—	1.1	1.1
Life insurance contracts	—	—	95.7	95.7
Investment in DOL 103-12 trust	—	14.8	—	14.8

Total other benefit assets	$27.6	$167.3	$110.2	$305.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2010, excluding $0.7 of cash, investment income receivable and amounts due to/from brokers, by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs) are as follows:

	Level I	Level II	Level III	Total
December 31, 2010:
Pension Benefit Assets:
Equity securities:
U.S. securities	$160.8	$—	$413.7	$574.5
Foreign securities	276.4	—	—	276.4
Mutual funds	25.3	—	—	25.3
Fixed maturity securities:
Government securities	142.0	24.0	—	166.0
Corporate bonds	—	183.0	—	183.0
Asset-backed securities	—	134.8	—	134.8
Other types of investments:
Common and collective trusts	—	45.3	—	45.3
Partnership interests	—	—	147.4	147.4
Contract with insurance company	—	—	188.8	188.8
Treasury futures contracts	0.5	—	—	0.5

Total pension benefit assets	$605.0	$387.1	$749.9	$1,742.0

Other Benefit Assets:
Equity securities:
U.S. securities	$11.4	$—	$16.1	$27.5
Foreign securities	10.8	—	—	10.8
Fixed maturity securities:
Government securities	5.5	0.9	—	6.4
Corporate securities	190.1	7.1	—	197.2
Asset-backed securities	—	5.3	—	5.3
Other types of investments:
Common and collective trusts	—	1.8	—	1.8
Partnership interests	—	—	5.7	5.7
Investment in DOL 103-12 trust	—	16.0	—	16.0

Total other benefit assets	$217.8	$31.1	$21.8	$270.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2011, 2010 and 2009 is as follows:

	U.S. Equity Securities	Asset Backed Securities	Common/ Collective Trusts	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Beginning balance at January 1, 2009	$313.9	$6.5	$96.0	$94.0	$241.3	$—	$751.7
Actual return on plan assets:
Relating to assets still held at the reporting date	122.4	0.7	22.7	23.4	(17.5)	—	151.7
Purchases, sales, issuances and settlements, net	—	(1.3)	—	49.0	(19.5)	—	28.2
Transfers into Level III	—	0.2	—	—	—	—	0.2

Ending balance at December 31, 2009	436.3	6.1	118.7	166.4	204.3	—	931.8
Actual return on plan assets:
Relating to assets still held at the reporting date	65.5	0.5	0.6	(10.8)	10.2	—	66.0
Purchases, sales, issuances and settlements, net	(72.0)	(2.0)	(119.3)	(2.5)	(25.7)	—	(221.5)
Transfers out of Level III	—	(4.6)	—	—	—	—	(4.6)

Ending balance at December 31, 2010	429.8	—	—	153.1	188.8	—	771.7
Actual return on plan assets:
Relating to assets still held at the reporting date	4.8	—	—	5.8	2.7	1.0	14.3
Purchases	—	—	—	7.6	11.6	94.7	113.9
Sales	(117.0)	—	—	(0.4)	(7.6)	—	(125.0)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—	—

Ending balance at December 31, 2011	$317.6	$—	$—	$166.1	$195.5	$95.7	$774.9

There were no material transfers between Levels I, II and III during the years ended December 31, 2011, 2010 and 2009.

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2011 or 2010, no material contributions were necessary to meet ERISA required funding levels. However, during the year ended December 31, 2011, we made tax deductible discretionary contributions to the pension benefit plans and other benefit plans of $57.7 and $30.0, respectively. During the year ended December 31, 2010, we made tax deductible discretionary contributions to the pension benefit plans and other benefit plans of $3.9 and $135.0, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2012	$121.8	$40.9
2013	132.4	39.1
2014	130.1	40.3
2015	129.2	42.3
2016	130.9	44.7
2017 – 2021	678.3	235.2

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan and the CareMore 401(k) Pension Plan, qualified defined contribution plans covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $87.8, $120.7 and $111.0 during 2011, 2010 and 2009, respectively.

12. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable is as follows:

	Years Ended December 31
	2011	2010	2009
Gross medical claims payable, beginning of year	$4,852.4	$5,450.5	$6,184.7
Ceded medical claims payable, beginning of year	(32.9)	(29.9)	(60.3)

Net medical claims payable, beginning of year	4,819.5	5,420.6	6,124.4

Business combinations and purchase adjustments	100.9	—	2.8
Net incurred medical claims:
Current year	47,281.6	45,077.1	47,315.1
Prior years redundancies	(209.7)	(718.0)	(807.2)

Total net incurred medical claims	47,071.9	44,359.1	46,507.9

Net payments attributable to:
Current year medical claims	41,999.0	40,387.8	42,056.9
Prior years medical claims	4,520.7	4,572.4	5,157.6

Total net payments	46,519.7	44,960.2	47,214.5

Net medical claims payable, end of year	5,472.6	4,819.5	5,420.6
Ceded medical claims payable, end of year	16.4	32.9	29.9

Gross medical claims payable, end of year	$5,489.0	$4,852.4	$5,450.5

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Medical Claims Payable (continued)

from claims being settled for amounts less than originally estimated. The prior year redundancy of $209.7 shown above for the year ended December 31, 2011 represents an estimate based on paid claim activity from January 1, 2011 to December 31, 2011. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority of the $209.7 redundancy relates to claims incurred in calendar year 2010.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2011, 2010 and 2009, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	(Favorable) Unfavorable Developments by Changes in Key Assumptions
	2011	2010	2009
Assumed trend factors	$(264.8)	$(534.9)	$(466.1)
Assumed completion factors	55.1	(183.1)	(341.1)

Total	$(209.7)	$(718.0)	$(807.2)

The favorable development recognized in 2011 resulted primarily from trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times. The favorable development recognized in 2010 was driven by trend factors in late 2009 developing more favorably than originally expected. In addition, a minor but steady improvement in payment cycle times impacted completion factor development and contributed to the favorability. The favorable development recognized in 2009 was driven by significant contributions from both trend and completion factor development.

Due to changes within our Company and industry during 2010, we re-evaluated our actuarial processes and resulting levels of reserves. As discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” Actuarial Standards of Practice require that claims liabilities be appropriate under moderately adverse circumstances. To satisfy these requirements, our reserving process has historically involved recognizing the inherent volatility in actual future claim payments compared to the current estimate for the related liability by recording a provision for adverse deviation. This additional reserve establishes a sufficient level of conservatism in the liability estimate that is similar from period to period. There are a number of factors that can require a higher or lower level of additional reserve, such as changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, or overall variability in claim payment patterns and claim inventory levels. Given that in the more recent periods we experienced higher levels of automatic claims adjudication and faster claims payment leading to lower and more consistent claims inventory levels, we determined that using a lower level of targeted reserve for adverse deviation provides a similar level of confidence that the established reserves are appropriate in the current environment. This change in estimate resulted in a benefit to 2010 income before income tax expense and diluted earnings per share of $67.7 and $0.11, respectively. We continued to use this lower level of targeted reserve for adverse deviation in 2011.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt

Short-term Borrowings

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2011 and 2010, $100.0 and $100.0, respectively, were outstanding under our short-term FHLBs borrowings. These outstanding short-term FHLBs borrowings at December 31, 2011 and 2010 had fixed interest rates of 0.260% and 0.120%, respectively. On January 18, 2012 we repaid the $100.0 outstanding balance of the short-term FHLBs borrowing that was outstanding at December 31, 2011. On January 25, 2012, we borrowed an additional $100.0 from the FHLBs with a three-month term at a fixed interest rate of 0.070%.

Long-term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2011	2010
Senior unsecured notes:
5.000%, face amount of $700.0, due 2011	$—	$701.8
6.375%, face amount of $350.0, due 2012	350.3	354.4
6.800%, face amount of $800.0, due 2012	822.8	842.0
6.000%, face amount of $400.0, due 2014	398.4	397.6
5.000%, face amount of $500.0, due 2014	546.2	547.5
5.250%, face amount of $1,100.0, due 2016	1,109.2	1,093.4
2.375%, face amount of $400.0, due 2017	395.2	—
5.875%, face amount of $700.0, due 2017	694.0	693.0
7.000%, face amount of $600.0, due 2019	595.8	595.2
4.350%, face amount of $700.0, due 2020	694.2	693.3
3.700%, face amount of $700.0, due 2021	693.5	—
5.950%, face amount of $500.0, due 2034	495.0	494.9
5.850%, face amount of $900.0, due 2036	890.0	889.7
6.375%, face amount of $800.0, due 2037	790.0	789.7
5.800%, face amount of $300.0, due 2040	293.7	293.5

Surplus notes:
9.000%, face amount of $25.1, due 2027	24.9	24.9

Variable rate debt:
Commercial paper program	799.8	336.2

Fixed rate 1.430% FHLBs secured loan, due 2012	100.0	100.0
Capital leases	2.4	6.6

Total long-term debt	9,695.4	8,853.7
Current portion of long-term debt	(1,274.5)	(705.9)

Long-term debt, less current portion	$8,420.9	$8,147.8

All long-term debt shown above is a direct obligation of WellPoint, Inc., except for the $350.0 6.375% senior unsecured notes due 2012, the surplus notes, the FHLBs secured loan and capital leases.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

At maturity on January 17, 2012, we repaid the $350.0 outstanding balance of our 6.375% senior unsecured notes.

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

On April 12, 2010, we borrowed $100.0 from the FHLBs for a two-year term at a fixed interest rate of 1.430%.

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

We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility as of December 31, 2011.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2011 and 2010 was 0.442% and 0.359%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2011 and 2010 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or through our ability to redeem our commercial paper with borrowings under the senior credit facility described above.

Interest paid during 2011, 2010 and 2009 was $432.9, $419.6 and $409.2, respectively.

We were in compliance with all applicable covenants under our outstanding debt agreements at December 31, 2011.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

Future maturities of long-term debt, including capital leases, are as follows: 2012, $2,073.9; 2013, $1.4; 2014, $944.6; 2015, $0.0; 2016, $1,109.2 and thereafter, $5,566.3.

14. Commitments and Contingencies

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

We are currently defending several certified or putative class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc., et al.; Jeffrey D. Jorling v. Anthem, Inc., et al; and Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. In the Ormond suit, our motion to dismiss was granted in part

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. Anthem filed a Motion to Certify this Order for interlocutory review to the United States Court of Appeals for the Seventh Circuit. The District Court granted our motion on September 2, 2011. We submitted our Petition for Permission to Appeal with the Seventh Circuit. However, the petition was denied by the Appeals Court on October 13, 2011. The Ormond suit is set for trial on June 18, 2012. In court filings, the plaintiffs in Ormond have alleged that the plaintiff class is entitled to compensatory damages ranging from approximately $265.0 to $545.0 on the remaining claims, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, punitive damages in amounts not less than $500.0, and their costs and expenses in the action. On December 23, 2010, plaintiff’s motion for class certification was denied in the Jorling suit. Plaintiff renewed his motion for class certification on May 1, 2011 and requested that a new named plaintiff be joined in the lawsuit. On December 23, 2011, our motion for summary judgment was granted, judgment was entered in our favor, and the Jorling case was dismissed with prejudice. Plaintiff’s motion for partial summary judgment was denied, and plaintiff’s renewed motion for class certification and motion to add a new named plaintiff were denied as moot. Plaintiff did not file an appeal from the summary judgment order entered in our favor. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the United States Court of Appeals for the Sixth Circuit Court. Argument on the appeal was held on January 20, 2012. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to members of some of our affiliates’ and subsidiaries’ dental plans. The dentists sue as purported assignees of their patients’ rights to benefits under our dental plans. The complaint alleges that we breached our contractual obligations in violation of ERISA by paying usual, customary and reasonable, or UCR, rates, rather than the dentists’ actual charges, allegedly relying on undisclosed, non-existent or flawed UCR data. The plaintiffs claim, among other things, that the data failed to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that we were aware that the data was inappropriate to set UCR rates and that we routinely paid OON dentists less than their actual charges representing that our OON payments were properly determined usual, customary and reasonable rates. The suit was pending in the United States District Court for the Southern District of Florida. On December 23, 2011, the District Court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit, which is pending. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss the third amended consolidated complaint, which is pending. The OON surgical center voluntarily dismissed their claims. Fact discovery is complete. At the end of 2009, we filed a motion to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and the court ordered the plaintiffs to dismiss their claims that are barred by the release. The physician and medical association plaintiffs filed an emergency motion to stay the preliminary injunction pending appeal, for the right to pursue an interlocutory appeal, and for an expedited appeal, all of which were denied. The plaintiffs also filed a petition for declaratory judgment asking the Court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs filed a notice of appeal from the dismissal of the declaratory judgment action with the United States Court of Appeals for the Eleventh Circuit. The appeal is pending. The enjoined physicians have not yet dismissed their claims. We intend to vigorously defend this suit; however, its ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

for all of those proceedings is from $0 to approximately $500.0 at December 31, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts is now the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at December 31, 2011.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at December 31, 2011 was $267.1 over a five year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2011 was $784.1 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2011, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

15. Capital Stock

Stock Incentive Plans

On March 15, 2006, our Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan, or the Plan, which was approved by our shareholders on May 16, 2006. On March 4, 2009, our Board of Directors approved an amendment and restatement of the Plan to increase the number of shares available by 33.0 shares, to rename the plan as the WellPoint Incentive Compensation Plan, or Incentive Plan, and to extend the term of the Incentive Plan such that no awards may be granted on or after May 20, 2019, which was approved by our shareholders on May 20, 2009.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options granted in 2011, 2010 and 2009 vest over three years in equal semi-annual installments and generally have a term of seven years from the grant date.

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

For the years ended December 31, 2011, 2010 and 2009, we recognized share-based compensation cost of $134.8, $136.0 and $153.6, respectively, as well as related tax benefits of $48.6, $45.9 and $52.8, respectively.

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	24.9	$59.60
Granted	1.5	66.24
Exercised	(4.9)	49.60
Forfeited or expired	(1.5)	63.12

Outstanding at December 31, 2011	20.0	62.30	3.8	$177.0

Exercisable at December 31, 2011	16.8	63.67	3.5	$141.1

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 amounted to $115.8, $66.9 and $40.4, respectively. We recognized tax benefits of $42.9, $25.2 and $18.8 in 2011, 2010 and 2009, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $120.2, $93.5 and $21.5, respectively. During the years ended December 31, 2011, 2010 and 2009 we received cash of $245.0, $95.3 and $79.8, respectively, from exercises of stock options.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2011 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2011	4.2	$44.71
Granted	2.0	66.16
Vested	(1.8)	43.61
Forfeited	(0.4)	50.05

Nonvested at December 31, 2011	4.0	56.00

During the year ended December 31, 2011, we granted approximately 0.7 restricted stock units under the Incentive Plan that were contingent upon us achieving specified operating gain targets for 2011. We exceeded the specified operating targets and, accordingly, we expect to issue 1.1 restricted stock units under this performance plan. These restricted stock units have been included in the activity shown above.

As of December 31, 2011, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $16.1 and $63.9, respectively, which will be amortized over the weighted-average remaining requisite service periods of 9 months and 9 months, respectively.

As of December 31, 2011, there were 32.0 shares of common stock available for future grants under the Incentive Plan.

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

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2011	2010	2009
Risk-free interest rate	2.84%	3.09%	1.79%
Volatility factor	34.00%	34.00%	37.00%
Dividend yield (annual)	1.50%	—%	—%
Weighted-average expected life (years)	4.0	4.0	4.0

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

The following weighted-average fair values were determined for the years ending December 31:

	2011	2010	2009
Options granted during the year	$17.84	$18.76	$9.44
Restricted stock and stock awards granted during the year	66.16	61.38	30.52
Employee stock purchases during the year	—	8.64	7.08

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

Employee Stock Purchase Plan

We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which was intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. The Stock Purchase Plan was suspended effective January 1, 2011, and no shares were issued or expense recognized during 2011. During 2010 and 2009, 1.0 and 1.2 shares of common stock, respectively, were purchased under the Stock Purchase Plan, resulting in $8.5 and $8.2 of related compensation cost, respectively. As of December 31, 2011, 6.1 shares were available for issuance under the Stock Purchase Plan.

Use of Capital-Dividends and Stock Repurchase Program

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital. Beginning in 2011, our Board of Directors established a quarterly shareholder dividend. There were no dividends paid during 2010 or 2009.

A summary of the cash dividend activity for the year ended December 31, 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
February 22, 2011	March 10, 2011	March 25, 2011	$0.25	$92.8
May 17, 2011	June 10, 2011	June 24, 2011	0.25	91.1
July 26, 2011	September 9, 2011	September 23, 2011	0.25	88.2
October 25, 2011	December 9, 2011	December 23, 2011	0.25	85.7

On January 24, 2012, the Board of Directors increased the quarterly shareholder cash dividend to $0.2875 per share on the outstanding shares of our common stock. This increased quarterly dividend will be paid on March 23, 2012 to the shareholders of record as of March 9, 2012.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of the repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

A summary of Board of Director share repurchase authorizations for the year ended December 31, 2011 is as follows:

Authorization Date	Amount
February 3, 2011	$375.0
February 22, 2011	1,100.0
May 17, 2011	500.0
August 25, 2011	250.0
September 29, 2011	5,000.0

We expect to utilize unused authorization remaining at December 31, 2011 over a multi-year period, subject to market and industry conditions.

A summary of share repurchases for the period January 1, 2012 through February 9, 2012 (subsequent to December 31, 2011) and for the years ended December 31, 2011 and 2010 is as follows:

	January 1, 2012 Through February 9, 2012	Years Ended December 31
		2011	2010
Shares repurchased	4.9	44.5	76.7
Average price per share	$67.77	$68.34	$56.86
Aggregate cost	$333.9	$3,039.8	$4,360.3
Authorization remaining at the end of each period	$3,999.8	$4,333.7	$148.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2011	2010
Investments:
Gross unrealized gains	$1,107.1	$1,048.0
Gross unrealized losses	(161.6)	(134.5)

Net pretax unrealized gains	945.5	913.5
Deferred tax liability	(331.9)	(320.5)

Net unrealized gains on investments	613.6	593.0
Non-credit components of OTTI on investments:
Unrealized losses	(10.3)	(9.1)
Deferred tax asset	3.6	3.1

Net unrealized non-credit component of OTTI on investments	(6.7)	(6.0)
Cash flow hedges:
Gross unrealized losses	(54.4)	(39.1)
Deferred tax asset	19.1	13.8

Net unrealized losses on cash flow hedges	(35.3)	(25.3)
Defined benefit pension plans:
Deferred net actuarial loss	(653.7)	(460.7)
Deferred prior service credits	4.7	5.5
Deferred tax asset	262.8	184.3

Net unrecognized periodic benefit costs for defined benefit pension plans	(386.2)	(270.9)
Postretirement benefit plans:
Deferred net actuarial loss	(234.5)	(191.8)
Deferred prior service credits	116.3	81.4
Deferred tax asset	48.0	44.7

Net unrecognized periodic benefit costs for postretirement benefit plans	(70.2)	(65.7)
Foreign currently translation adjustments:
Gross unrealized losses	(0.5)	(0.9)
Deferred tax asset	0.2	0.4

Net unrealized losses on foreign currency translation adjustment	(0.3)	(0.5)

Accumulated other comprehensive income	$114.9	$224.6

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Accumulated Other Comprehensive Income (Loss) (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2011	2010	2009
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax (benefit) expense of $(38.2), $(8.9) and $690.8, respectively	$(71.6)	$24.9	$1,310.4
Reclassification adjustment for net realized gain (loss) on investment securities, net of tax expense (benefit) of $49.6, $54.5 and $(138.6), respectively	92.2	100.2	(255.2)

Total reclassification adjustment on investments	20.6	125.1	1,055.2
Non-credit component of OTTI on investments:
Cumulative effect on adoption of FASB OTTI guidance, net of tax benefit of $0.0, $0.0 and $54.2, respectively	—	—	(88.9)
Non-credit component of OTTI on investments, net of tax (benefit) expense of $(0.5), $9.0 and $(12.1), respectively	(0.7)	14.7	(20.7)
Cash flow hedges:
Holding loss, net of tax benefit of $5.3, $8.1 and $1.0, respectively	(10.0)	(14.5)	(2.3)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax (benefit) expense of $(81.7), $22.3 and $15.0, respectively	(119.8)	32.9	19.3
Foreign currency translation adjustment, net of tax expense (benefit) of $0.2, $(0.8) and $0.4, respectively	0.2	(1.7)	1.2

Net (loss) gain recognized in other comprehensive income, net of tax (benefit) expense of $(75.9), $68.0 and $500.3, respectively	$(109.7)	$156.5	$963.8

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

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31, is as follows:

	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$56,190.3	$55,875.8	$54,114.3	$53,982.8	$56,518.4	$56,416.6
Assumed	179.9	178.5	86.7	82.7	84.9	76.3
Ceded	(84.2)	(84.7)	(91.3)	(91.9)	(110.0)	(110.9)

Net premiums	$56,286.0	$55,969.6	$54,109.7	$53,973.6	$56,493.3	$56,382.0

Percentage—assumed to net premiums	0.3%	0.3%	0.2%	0.2%	0.2%	0.1%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Reinsurance (continued)

A summary of net premiums written and earned by segment (see Note 20, “Segment Information”) for the years ended December 31 is as follows:

	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial	$31,225.5	$31,156.0	$31,385.8	$31,292.0	$34,147.6	$34,123.6
Consumer	17,725.0	17,736.5	16,100.5	16,059.6	16,213.8	16,126.8
Other	7,335.5	7,077.1	6,623.4	6,622.0	6,131.9	6,131.6

Net premiums	$56,286.0	$55,969.6	$54,109.7	$53,973.6	$56,493.3	$56,382.0

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2011	2010	2009
Direct	$47,569.8	$44,952.8	$47,203.3
Assumed	165.0	71.0	40.0
Ceded	(87.3)	(93.4)	(121.0)

Net benefit expense	$47,647.5	$44,930.4	$47,122.3

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2011	2010
Policy liabilities, assumed	$70.4	$64.1
Unearned income, assumed	0.5	0.6
Premiums payable, ceded	14.7	23.6
Premiums receivable, assumed	18.6	7.2

18. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2011, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consist of the following:

2012	$110.8
2013	104.9
2014	99.7
2015	85.7
2016	65.3
Thereafter	229.4

Total minimum payments required	$695.8

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2011, 2010 and 2009 was $148.6, $187.3 and $220.7, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2011	2010	2009
Denominator for basic earnings per share—weighted average shares	360.2	410.9	476.3
Effect of dilutive securities—employee and director stock options and non-vested restricted stock awards	4.9	4.9	4.2

Denominator for diluted earnings per share	365.1	415.8	480.5

During the years ended December 31, 2011, 2010 and 2009, weighted average shares related to certain stock options of 10.5, 17.4 and 17.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

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

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives for Medicaid and State Children’s Health Insurance Plan programs. Individual business includes individual customers under age 65 and their covered dependents.

Our Other segment includes the Comprehensive Health Solutions business unit, or CHS, that brings together our resources focused on optimizing the quality of health care, the clinical consumer experience and cost of care management. CHS included our PBM business until its sale to Express Scripts on December 1, 2009, and also includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven, evidence-based personal health care guidance. Our Other segment also contains results from our Federal Government Solutions, or FGS, business. FGS business includes FEP and National Government Services, Inc., which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in FASB guidance, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

We define operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of drugs.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Through our participation in various federal government programs, we generated approximately 23%, 22% and 19% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2011, 2010, and 2009, respectively. These revenues are contained in the Consumer and Other segments.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate investment income, gain on sale of business, net realized gains on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization expense and income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.

Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Year ended December 31, 2011
Operating revenue from external customers	$34,498.0	$17,784.9	$7,582.3	$59,865.2
Operating gain	3,090.5	623.1	68.5	3,782.1
Depreciation and amortization of property and equipment	—	—	300.3	300.3

Year ended December 31, 2010
Operating revenue from external customers	$34,559.3	$16,092.6	$7,088.6	$57,740.5
Operating gain (loss)	3,085.7	1,000.6	(8.8)	4,077.5
Depreciation and amortization of property and equipment	—	—	297.4	297.4

Year ended December 31, 2009
Operating revenue from external customers	$37,274.8	$16,141.8	$7,323.4	$60,740.0
Intersegment revenue	—	—	2,836.6	2,836.6
Elimination of intersegment revenue	—	—	(2,836.6)	(2,836.6)
Operating gain	2,430.3	1,279.7	469.4	4,179.4
Depreciation and amortization of property and equipment	—	—	291.4	291.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

The major product revenues from external customers for each of the reportable segments for the years ended December 31, are as follows:

	2011	2010	2009
Commercial
Managed care products	$30,025.3	$30,186.4	$32,955.1
Managed care services	3,273.5	3,159.2	3,079.3
Dental/Vision products and services	826.8	811.4	831.5
Other	372.4	402.3	408.9

Total Commercial	34,498.0	34,559.3	37,274.8

Consumer
Managed care products	17,734.3	16,059.6	16,126.8
Managed care services	50.6	33.0	15.0

Total Consumer	17,784.9	16,092.6	16,141.8

Other
Government services	7,418.0	6,923.8	6,465.9
Pharmacy products and services	—	—	681.3
Other	164.3	164.8	176.2

Total Other	7,582.3	7,088.6	7,323.4

Total revenues from external customers	$59,865.2	$57,740.5	$60,740.0

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

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31, is as follows:

	2011	2010	2009
Reportable segments operating revenues	$59,865.2	$57,740.5	$60,740.0
Net investment income	703.7	803.3	801.0
Gain on sale of business	—	—	3,792.3
Net realized gains on investments	235.1	194.1	56.4
Other-than-temporary impairment losses recognized in income	(93.3)	(39.4)	(450.2)

Total revenues	$60,710.7	$58,698.5	$64,939.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2011	2010	2009
Reportable segments operating gain	$3,782.1	$4,077.5	$4,179.4
Net investment income	703.7	803.3	801.0
Gain on sale of business	—	—	3,792.3
Net realized gains on investments	235.1	194.1	56.4
Other-than-temporary impairment losses recognized in income	(93.3)	(39.4)	(450.2)
Interest expense	(430.3)	(418.9)	(447.4)
Amortization of other intangible assets	(239.4)	(241.7)	(266.0)
Impairment of goodwill and other intangible assets	—	(21.1)	(262.5)

Income before income taxes	$3,957.9	$4,353.8	$7,403.0

21. Related Party Transactions

WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. During the years ended December 31, 2011, 2010 and 2009, we received $0.6, $0.6 and $0.6, respectively, from the Foundation for administrative services provided by our associates. Contributions made to the Foundation during the years ended December 31, 2011, 2010 and 2009 were $0.0, $0.0 and $10.0, respectively. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation.

22. Statutory Information (Unaudited)

Our insurance and HMO subsidiaries, excluding Blue Cross of California, Golden West Health Plan, Inc. and CareMore Health Plan, report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, or statutory, which vary in certain respects from GAAP. Blue Cross of California, Golden West Health Plan, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care, or DMHC, and report their accounts in conformity with GAAP (collectively, the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Statutory Information (Unaudited) (continued)

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

Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2011 and 2010, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator.

Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $7,681.5 and $8,089.0 at December 31, 2011 and 2010, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,402.5, $2,933.8 and $4,643,6 for 2011, 2010 and 2009, respectively. GAAP equity of the DMHC regulated entities was $1,304.2 and $1,266.9 at December 31, 2011 and 2010, respectively. GAAP net income of the DMHC regulated entities was $524.3, $414.4 and $450.8 for the years ended December 31, 2011, 2010 and 2009, respectively.

23. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2011
Total revenues	$14,894.3	$15,100.7	$15,398.0	$15,317.7
Income before income taxes	1,427.1	1,007.4	1,045.2	478.2
Net income	926.6	701.6	683.2	335.3
Basic net income per share	2.48	1.92	1.92	0.97
Diluted net income per share	2.44	1.89	1.90	0.96

2010
Total revenues	$15,072.9	$14,431.3	$14,572.3	$14,622.0
Income before income taxes	1,335.3	1,129.6	1,136.8	752.1
Net income	876.8	722.4	739.1	548.8
Basic net income per share	1.99	1.73	1.86	1.41
Diluted net income per share	1.96	1.71	1.84	1.40

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2011. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2011, and has also issued an audit report dated February 22, 2012, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included in this Annual Report on Form 10-K.

/s/ ANGELA F. BRALY	/s/ WAYNE S. DEVEYDT
Chair of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

WellPoint, Inc.

We have audited WellPoint, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of WellPoint, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 22, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

The following financial statement schedule of the Company is included in Item 15(c):

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore, have been omitted.

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$1,087.4	$605.7
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,511.9 and $2,499.4)	1,573.3	2,628.1
Equity securities (cost of $57.8 and $49.1)	73.7	69.3
Other invested assets, current	1.8	6.4
Other receivables	39.3	62.8
Income taxes receivable	11.6	46.9
Net due from subsidiaries	742.2	245.0
Securities lending collateral	101.8	119.1
Deferred tax assets, net	—	10.4
Other current assets	167.9	132.8

Total current assets	3,799.0	3,926.5
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $6.9 and $7.0)	6.9	7.0
Other invested assets, long-term	500.1	433.1
Property and equipment, net	6.2	8.8
Deferred tax assets, net	279.8	334.2
Investments in subsidiaries	28,685.2	28,354.3
Other noncurrent assets	120.3	103.3

Total assets	$33,397.5	$33,167.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$406.1	$427.8
Deferred tax liabilities, net	14.5	—
Security trades pending payable	14.1	27.1
Securities lending payable	101.8	119.1
Current portion of long-term debt	822.8	700.0
Other current liabilities	143.5	184.4

Total current liabilities	1,502.8	1,458.4
Long-term debt, less current portion	8,395.8	7,667.8
Other noncurrent liabilities	210.7	228.4

Total liabilities	10,109.3	9,354.6

Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 339,372,680 and 377,736,929	3.4	3.8
Additional paid-in capital	11,679.2	12,862.6
Retained earnings	11,490.7	10,721.6
Accumulated other comprehensive income	114.9	224.6

Total shareholders’ equity	23,288.2	23,812.6

Total liabilities and shareholders’ equity	$33,397.5	$33,167.2

See accompanying notes.

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2011	2010	2009
Revenues
Net investment income	$116.6	$53.9	$35.8
Net realized losses on investments	(17.9)	(58.0)	(1.6)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(18.3)	(15.2)	(47.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.3	0.2	6.6

Other-than-temporary impairment losses recognized in income	(18.0)	(15.0)	(41.2)

Other revenue	3.1	3.2	0.4

Total revenues	83.8	(15.9)	(6.6)
Expenses
General and administrative expense	53.4	105.5	116.4
Interest expense	407.3	394.4	419.2

Total expenses	460.7	499.9	535.6

Loss before income tax credits and equity in net income of subsidiaries	(376.9)	(515.8)	(542.2)
Income tax credits	(207.0)	(239.8)	(227.8)
Equity in net income of subsidiaries	2,816.6	3,163.1	5,060.3

Net income	$2,646.7	$2,887.1	$4,745.9

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc. (Parent Company Only)

Statements of Cash Flows

(In millions)	Years ended December 31
	2011	2010	2009
Operating activities
Net income	$2,646.7	$2,887.1	$4,745.9
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) earnings of subsidiaries	399.3	(417.1)	602.4
Net realized losses on investments	17.9	58.0	1.6
Other-than-temporary impairment losses recognized in income	18.0	15.0	41.2
(Gain) loss on disposal of assets	—	(0.8)	1.3
Deferred income taxes	95.3	0.6	11.2
Amortization, net of accretion	3.1	27.1	(1.6)
Depreciation	0.3	0.3	0.3
Share-based compensation	134.8	136.0	153.6
Excess tax benefits from share-based compensation	(42.2)	(28.1)	(9.6)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	13.5	23.3	(62.2)
Other invested assets, current	4.6	2.9	(2.2)
Other assets	(52.0)	(33.0)	(13.5)
Amounts due (from) to subsidiaries	(497.2)	(25.0)	949.4
Accounts payable and accrued expenses	1.5	(3.6)	144.8
Other liabilities	(0.9)	(109.3)	124.4
Income taxes	35.3	67.9	84.0

Net cash provided by operating activities	2,778.0	2,601.3	6,771.0

Investing activities
Purchases of investments	(2,778.3)	(4,329.0)	(1,052.8)
Proceeds from sales, maturities and redemptions of investments	3,689.6	2,924.2	144.5
Capitalization of subsidiaries	(832.1)	(31.1)	(6.4)
Change in securities lending collateral	17.3	(86.2)	(14.7)
Purchases of property and equipment, net	2.3	(5.0)	—
Other, net	(49.6)	(114.4)	(68.4)

Net cash provided by (used in) investing activities	49.2	(1,641.5)	(997.8)

Financing activities
Net payments of commercial paper borrowings	463.7	(164.4)	(397.0)
Proceeds from long-term borrowings	1,097.4	988.5	990.3
Repayment of long-term borrowings	(700.0)	(433.1)	(906.2)
Changes in securities lending payable	(17.3)	86.2	14.7
Change in bank overdrafts	(66.9)	39.0	(17.1)
Repurchase and retirement of common stock	(3,039.8)	(4,360.3)	(2,638.4)
Cash dividends	(369.8)	—	—
Proceeds from exercise of employee stock options	245.0	143.6	126.5
Excess tax benefits from share-based compensation	42.2	28.1	9.6

Net cash used in financing activities	(2,345.5)	(3,672.4)	(2,817.6)

Change in cash and cash equivalents	481.7	(2,712.6)	2,955.6
Cash and cash equivalents at beginning of year	605.7	3,318.3	362.7

Cash and cash equivalents at end of year	$1,087.4	$605.7	$3,318.3

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2011

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

2. Subsidiary Transactions

Dividends from Subsidiaries

WellPoint received cash dividends from subsidiaries of $2,915.9, $2,746.0, and $5,662.7 during 2011, 2010, and 2009, respectively. In addition, WellPoint recorded a dividend receivable from a subsidiary of $300.0 at December 31, 2011, which was received in January 2012.

Dividends to Subsidiaries

Certain subsidiaries of WellPoint own shares of WellPoint common stock. WellPoint paid cash dividends to subsidiaries related to these shares of common stock in the amount of $12.0 during 2011. WellPoint did not pay any cash dividends on its common stock during 2010 or 2009.

Investment in Subsidiaries

Capital contributions to subsidiaries were $832.1, $31.1, and $6.4 during 2011, 2010, and 2009, respectively.

Amounts Due to and From Subsidiaries

At December 31, 2011 and 2010, WellPoint reported $742.2 and $245.0 due from subsidiaries, respectively. These amounts consisted principally of administrative expenses and are routinely settled, and as such, are classified as current assets. The balance at December 31, 2011 also included the $300.0 subsidiary dividend receivable described above.

Sale of PBM Business

On December 1, 2009, certain subsidiaries of WellPoint sold their pharmacy benefits management subsidiaries to Express Scripts, Inc. and received $4,675.0 in cash. The pre-tax and after-tax gains on the sale were $3,792.3 and $2,361.2, respectively. The after-tax gain of $2,361.2 is included as equity in net income of subsidiaries in WellPoint’s parent company only income statement.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements (continued)

3. Derivative Financial Instruments

The information regarding derivative financial instruments contained in Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

4. Long-Term Debt

The information regarding long-term debt contained in Note 13, “Debt” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.

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

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANGELA F. BRALY Angela F. Braly	Chair of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2012

/s/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012

/s/ JOHN E. GALLINA John E. Gallina	Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)	February 22, 2012

/s/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 22, 2012

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 22, 2012

/s/ SHEILA P. BURKE Sheila P. Burke	Director	February 22, 2012

/s/ ROBERT L. DIXON, JR. Robert L. Dixon, Jr.	Director	February 22, 2012

/s/ JULIE A. HILL Julie A. Hill	Director	February 22, 2012

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	February 22, 2012

/s/ RAMIRO G. PERU Ramiro G. Peru	Director	February 22, 2012

/s/ WILLIAM J. RYAN William J. Ryan	Director	February 22, 2012

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 22, 2012

/s/ JACKIE M. WARD Jackie M. Ward	Director	February 22, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Stock and Interest Purchase Agreement dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 13, 2009.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2011 (Included in Exhibit 3.1).

4.2	By-laws of the Company, as amended effective December 9, 2010 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 28, 2005 (Registration No. 333-130743).

4.4	Indenture, dated as of July 31, 2002, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, SEC File No. 001-16751.

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

4.6	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

(a) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.6).

(b) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.6).

Exhibit Number		Exhibit

4.7		Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(a) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(b) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(c) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(d) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

(e) Form of 6.000% Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(f) Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

(g) Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

(h) Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

(i) Form of 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

(j) Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

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

(a)    First Amendment to WellPoint Incentive Compensation Plan effective December 8, 2010, incorporated by reference to Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(f)     Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(g)    Form of Restricted Stock Unit Grant Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(h)    Form of Performance Share Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(i)     Form of Incentive Compensation Plan Non-Qualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(j)     Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(k)    Form of Incentive Compensation Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(l)     Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(m)   Form of Incentive Compensation Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(n) Form of Amendment to the Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2009 (Exhibit 10.2(g)) and 2010 (Exhibit 10.2(j)).

(o) Form of Amendment to the Incentive Compensation Plan Performance Share Award Agreement for 2009 (Exhibit 10.2(h)) and 2010 (Exhibit 10.2(k)).

10.3	*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit Number	Exhibit

10.4*	WellPoint, Inc. Executive Agreement Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(a)    Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of April 1, 2009, incorporated by reference to Exhibit 10.4(a) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(b)    Second Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of March 1, 2011 incorporated by reference to Exhibit 10.4(b) to the Company’s Current Report on Form 8-K filed on March 10, 2011.

10.5*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-016751.

10.6*	WellPoint Directed Executive Compensation Plan amended effective January 1, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	WellPoint, Inc. Board of Directors Compensation Program, as amended effective May 18, 2011, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.8*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008.

10.9*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File No. 001-13083.

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

10.10*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to WellPoint Health’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, SEC File No. 001-13083.

Exhibit Number		Exhibit

10.11	*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007.

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

10.12	*	Employment Agreement between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001 (with respect to Section 5(b) only), incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-67714).

(a)    Amendment dated September 30, 2011 to Employment Agreement between Anthem Insurance Companies, Inc. and Samuel R. Nussbaum, M.D., dated as of January 2, 2001, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.13	*

(a)    Form of Employment Agreement between the Company and each of the following: Randal Brown; Ken R. Goulet; and, Samuel R. Nussbaum, M.D., incorporated by reference to
Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 001-16751.

(b)    Form of Employment Agreement between the Company and each of the following: Lori Beer; Wayne S. DeVeydt; and, Brian Sassi, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006, SEC File No. 001-16751.

(c)    Form of Employment Agreement between the Company and each of the following: John Cannon and Harlan Levine, M.D., incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.14		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.15		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through November 18, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.16		Undertakings to California Department of Insurance, dated November 8, 2004, delivered by WellPoint Health, BC Life, Anthem, Inc. and Anthem Holding Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 10, 2004, SEC File No. 001-13083.

10.17		Undertakings to California Department of Managed Health Care, dated November 23, 2004, delivered by WellPoint Health, Golden West, Anthem, Inc. and Anthem Holding Corp, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 30, 2004, SEC File No. 001-16751.

Exhibit Number	Exhibit

10.18	Undertakings, dated July 31, 1997, by WellPoint Health, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to WellPoint Health’s Current Report on Form 8-K filed on August 5, 1997, SEC File No. 001-13083.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WellPoint, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II.

*	Indicates management contracts or compensatory plans or arrangements.