Form 10-Q
period 2012-03-31
WELLPOINT, INC
filed 2012-04-25
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 12, 2012
Common Stock, $0.01 par value	330,829,747 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,279.1	$2,201.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $15,449.1 and $15,233.6)	16,196.5	15,913.1
Equity securities (cost of $871.0 and $937.7)	1,224.4	1,188.1
Other invested assets, current	21.6	14.8
Accrued investment income	167.3	172.0
Premium and self-funded receivables	3,722.1	3,402.9
Other receivables	943.2	943.9
Income taxes receivable	—	105.8
Securities lending collateral	715.5	871.4
Deferred tax assets, net	353.3	424.8
Other current assets	1,920.6	1,859.0

Total current assets	27,543.6	27,097.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $240.2 and $240.8)	245.3	246.8
Equity securities (cost of $26.8 and $28.4)	29.3	28.8
Other invested assets, long-term	1,041.3	1,003.7
Property and equipment, net	1,454.6	1,418.1
Goodwill	13,858.6	13,858.7
Other intangible assets	7,878.1	7,931.7
Other noncurrent assets	445.7	433.6

Total assets	$52,496.5	$52,018.8

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,403.3	$5,489.0
Reserves for future policy benefits	60.8	55.1
Other policyholder liabilities	2,257.6	2,278.2

Total policy liabilities	7,721.7	7,822.3
Unearned income	1,624.1	926.5
Accounts payable and accrued expenses	2,809.9	3,124.1
Income taxes payable	265.8	—
Security trades pending payable	146.8	51.7
Securities lending payable	715.9	872.5
Short-term borrowings	100.0	100.0
Current portion of long-term debt	910.8	1,274.5
Other current liabilities	1,660.1	1,654.1

Total current liabilities	15,955.1	15,825.7
Long-term debt, less current portion	8,462.5	8,420.9
Reserves for future policy benefits, noncurrent	752.3	730.7
Deferred tax liabilities, net	2,773.2	2,724.0
Other noncurrent liabilities	1,025.0	1,029.3

Total liabilities	28,968.1	28,730.6

Commitment and contingencies - Note 8
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 331,807,383 and 339,372,680	3.3	3.4
Additional paid-in capital	11,369.0	11,679.2
Retained earnings	11,921.1	11,490.7
Accumulated other comprehensive income	235.0	114.9

Total shareholders’ equity	23,528.4	23,288.2

Total liabilities and shareholders’ equity	$52,496.5	$52,018.8

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2012	2011
Revenues
Premiums	$14,138.5	$13,684.1
Administrative fees	995.8	962.0
Other revenue	15.9	8.7

Total operating revenue	15,150.2	14,654.8
Net investment income	169.0	184.8
Net realized gains on investments	106.9	57.1
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(13.7)	(4.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2.8	2.4

Other-than-temporary impairment losses recognized in income	(10.9)	(2.4)

Total revenues	15,415.2	14,894.3
Expenses
Benefit expense	11,771.9	11,228.0
Selling, general and administrative expense:
Selling expense	393.3	397.0
General and administrative expense	1,772.4	1,679.5

Total selling, general and administrative expense	2,165.7	2,076.5
Interest expense	109.1	105.9
Amortization of other intangible assets	58.7	56.8

Total expenses	14,105.4	13,467.2

Income before income tax expense	1,309.8	1,427.1
Income tax expense	453.3	500.5

Net income	$856.5	$926.6

Net income per share
Basic	$2.56	$2.48

Diluted	$2.53	$2.44

Dividends per share	$0.2875	$0.25

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(In millions)	2012	2011
Net income	$856.5	$926.6
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	107.3	12.8
Change in non-credit component of other-than-temporary impairment losses on investments	4.8	4.3
Change in net unrealized gains/losses on cash flow hedges	0.6	0.4
Change in net periodic pension and postretirement costs	6.7	8.3
Foreign currency translation adjustments	0.7	1.0

Other comprehensive income	120.1	26.8

Total comprehensive income	$976.6	$953.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In millions)	2012	2011
Operating activities
Net income	$856.5	$926.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(106.9)	(57.1)
Other-than-temporary impairment losses recognized in income	10.9	2.4
Loss on disposal of assets	0.3	0.6
Deferred income taxes	59.9	44.7
Amortization, net of accretion	155.2	127.3
Depreciation expense	23.5	23.4
Share-based compensation	32.5	22.6
Excess tax benefits from share-based compensation	(19.3)	(22.6)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(302.3)	(268.2)
Other invested assets	(21.3)	(11.9)
Other assets	(74.3)	(160.3)
Policy liabilities	(79.0)	309.4
Unearned income	697.6	156.6
Accounts payable and accrued expenses	(388.3)	(344.1)
Other liabilities	(2.9)	(67.3)
Income taxes	391.0	443.8
Other, net	(10.0)	(11.0)

Net cash provided by operating activities	1,223.1	1,114.9
Investing activities
Purchases of fixed maturity securities	(3,252.4)	(2,965.0)
Proceeds from fixed maturity securities:
Sales	2,731.5	2,545.5
Maturities, calls and redemptions	477.6	790.8
Purchases of equity securities	(100.4)	(133.8)
Proceeds from sales of equity securities	163.7	74.9
Purchases of other invested assets	(34.7)	(34.2)
Proceeds from sales of other invested assets	3.8	7.6
Changes in securities lending collateral	156.6	111.6
Purchases of subsidiaries, net of cash acquired	(1.2)	—
Purchases of property and equipment	(123.8)	(101.9)
Other, net	(0.6)	(13.4)

Net cash provided by investing activities	20.1	282.1
Financing activities
Net proceeds from commercial paper borrowings	37.8	763.1
Repayments of long-term borrowings	(350.8)	(700.8)
Proceeds from short-term borrowings	100.0	100.0
Repayments of short-term borrowings	(100.0)	(100.0)
Changes in securities lending payable	(156.6)	(111.7)
Changes in bank overdrafts	23.2	27.9
Repurchase and retirement of common stock	(679.8)	(741.6)
Cash dividends	(95.8)	(92.8)
Proceeds from issuance of common stock under employee stock plans	35.7	47.5
Excess tax benefits from share-based compensation	19.3	22.6

Net cash used in financing activities	(1,167.0)	(785.8)
Effect of foreign exchange rates on cash and cash equivalents	1.3	2.0

Change in cash and cash equivalents	77.5	613.2
Cash and cash equivalents at beginning of period	2,201.6	1,788.8

Cash and cash equivalents at end of period	$2,279.1	$2,402.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2012	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	856.5	—	856.5
Other comprehensive income	—	—	—	—	120.1	120.1
Repurchase and retirement of common stock	(10.2)	(0.1)	(350.3)	(329.4)	—	(679.8)
Dividends and dividend equivalents	—	—	—	(96.7)	—	(96.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.6	—	40.1	—	—	40.1

March 31, 2012	331.8	$3.3	$11,369.0	$11,921.1	$235.0	$23,528.4

January 1, 2011	377.7	3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	926.6	—	926.6
Other comprehensive income	—	—	—	—	26.8	26.8
Repurchase and retirement of common stock	(11.4)	(0.1)	(387.0)	(354.5)	—	(741.6)
Dividends and dividend equivalents	—	—	—	(93.8)	—	(93.8)
Issuance of common stock under employee stock plans, net of related tax benefits	2.4	—	47.5	—	—	47.5

March 31, 2011	368.7	$3.7	$12,523.1	$11,199.9	$251.4	$23,978.1

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 33.7 medical members through our affiliated health plans and a total of more than 62.3 individuals through our subsidiaries as of March 31, 2012. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We also provide an array of specialty and other products and services such as life and disability insurance benefits, dental, vision, behavioral health benefit services, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. Finally, we provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare, and in certain California, Arizona and Nevada markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 have been recorded. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

Certain of our subsidiaries operate outside of the United States and have functional currencies other than the U.S. dollar, or USD. We translate the assets and liabilities of those subsidiaries to USD using the exchange rate in effect at the end of the period. We translate the revenues and expenses of those subsidiaries to USD using the average exchange rates in effect during the period. The net effect of these translation adjustments is included in “Foreign currency translation adjustments” in our consolidated statements of comprehensive income.

3.	Restructuring Activities

As a result of restructuring activities implemented during 2011, 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2011 restructuring activities were initiated as a result of our efforts to improve, streamline and make our core business processes more efficient and effective. Activity related to these liabilities for the three months ended March 31, 2012, by reportable segment, is as follows:

	Commercial	Consumer	Other	Total
2011 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2012	$51.8	$11.8	$0.7	$64.3
Payments	(2.8)	(0.6)	(0.1)	(3.5)
Liability released	(0.3)	(0.1)	—	(0.4)

Liability for employee termination costs at March 31, 2012	48.7	11.1	0.6	60.4
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2012	17.2	5.7	1.9	24.8
Payments	(0.7)	(0.2)	(0.3)	(1.2)
Liability released	(1.1)	(0.3)	—	(1.4)

Liability for lease and other contract exit costs at March 31, 2012	15.4	5.2	1.6	22.2

Total liability for 2011 restructuring activities at March 31, 2012	$64.1	$16.3	$2.2	$82.6

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform legislation. At March 31, 2012, our total liability for 2010 restructuring activities was $18.8, of which $11.1 related to employee termination costs and $7.7 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2012. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

The 2009 restructuring activities were executed as a result of a realignment of our corporate strategy. At March 31, 2012, our total liability for 2009 restructuring activities was $29.1, which was primarily comprised of lease and other contract exit costs. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

4.	Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $10.9 and $2.4 for the three months ended March 31, 2012 and 2011, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2012 and 2011. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three months ended March 31, 2012 and 2011.

A summary of current and long-term investments, available-for-sale, at March 31, 2012 and December 31, 2011 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
March 31, 2012:
Fixed maturity securities:
United States Government securities	$547.7	$21.8	$(1.6)	$—	$567.9	$—
Government sponsored securities	116.4	1.9	(0.1)	—	118.2	—
States, municipalities and political subdivisions-tax-exempt	4,930.1	341.2	(6.3)	(8.4)	5,256.6	—
Corporate securities	7,082.7	333.8	(31.1)	(7.7)	7,377.7	(1.1)
Options embedded in convertible debt securities	90.0	—	—	—	90.0	—
Residential mortgage-backed securities	2,301.2	105.7	(2.1)	(6.9)	2,397.9	(0.4)
Commercial mortgage-backed securities	364.6	19.0	(1.0)	(2.0)	380.6	—
Other debt obligations	256.6	3.9	(1.3)	(6.3)	252.9	(1.3)

Total fixed maturity securities	15,689.3	827.3	(43.5)	(31.3)	16,441.8	$(2.8)

Equity securities	897.8	363.0	(7.1)	—	1,253.7

Total investments, available-for-sale	$16,587.1	$1,190.3	$(50.6)	$(31.3)	$17,695.5

December 31, 2011:
Fixed maturity securities:
United States Government securities	$564.9	$39.9	$(0.1)	$—	$604.7	$—
Government sponsored securities	173.1	2.5	—	—	175.6	—
States, municipalities and political subdivisions - tax-exempt	4,994.2	352.3	(3.9)	(15.0)	5,327.6	(0.5)
Corporate securities	6,588.0	305.3	(88.4)	(6.9)	6,798.0	(0.4)
Options embedded in convertible debt securities	79.7	—	—	—	79.7	—
Residential mortgage-backed securities	2,471.4	112.1	(7.6)	(10.9)	2,565.0	(6.2)
Commercial mortgage-backed securities	363.2	14.9	(1.0)	(1.7)	375.4	—
Other debt obligations	239.9	3.1	(2.0)	(7.1)	233.9	(3.2)

Total fixed maturity securities	15,474.4	830.1	(103.0)	(41.6)	16,159.9	$(10.3)

Equity securities	966.1	277.0	(26.2)	—	1,216.9

Total investments, available-for-sale	$16,440.5	$1,107.1	$(129.2)	$(41.6)	$17,376.8

At March 31, 2012, we owned $2,778.5 of mortgage-backed securities and $252.9 of asset-backed securities out of a total available-for-sale investment portfolio of $17,695.5. These securities included sub-prime and Alt-A securities with fair values of $54.0 and $157.5, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $5.5 and $2.0, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2012:
Fixed maturity securities:
United States Government securities	22	$216.8	$(1.6)	—	$—	$—
Government sponsored securities	3	37.8	(0.1)	—	—	—
States, municipalities and political subdivisions - tax-exempt	92	265.4	(6.3)	58	106.7	(8.4)
Corporate securities	708	1,301.1	(31.1)	76	47.2	(7.7)
Residential mortgage-backed securities	115	217.9	(2.1)	64	83.8	(6.9)
Commercial mortgage-backed securities	15	23.2	(1.0)	7	13.6	(2.0)
Other debt obligations	38	85.3	(1.3)	28	30.9	(6.3)

Total fixed maturity securities	993	2,147.5	(43.5)	233	282.2	(31.3)
Equity securities	794	87.6	(7.1)	—	—	—

Total fixed maturity and equity security	1,787	$2,235.1	$(50.6)	233	$282.2	$(31.3)

December 31, 2011:
Fixed maturity securities:
United States Government securities	3	$7.1	$(0.1)	—	$—	$—
States, municipalities and political subdivisions - tax-exempt	19	86.6	(3.9)	84	195.2	(15.0)
Corporate securities	1,047	1,798.1	(88.4)	36	35.4	(6.9)
Residential mortgage-backed securities	91	170.4	(7.6)	65	78.0	(10.9)
Commercial mortgage-backed securities	14	27.7	(1.0)	5	15.6	(1.7)
Other debt obligations	41	118.5	(2.0)	31	32.7	(7.1)

Total fixed maturity securities	1,215	2,208.4	(103.0)	221	356.9	(41.6)
Equity securities	1,137	271.6	(26.2)	—	—	—

Total fixed maturity and equity security	2,352	$2,480.0	$(129.2)	221	$356.9	$(41.6)

The amortized cost and fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$732.1	$754.1
Due after one year through five years	4,617.5	4,821.3
Due after five years through ten years	4,447.9	4,712.8
Due after ten years	3,226.0	3,375.1
Mortgage-backed securities	2,665.8	2,778.5

Total available-for-sale fixed maturity securities	$15,689.3	$16,441.8

During the three months ended March 31, 2012, we sold $2,894.5 of fixed maturity and equity securities, which resulted in gross realized gains of $156.2 and gross realized losses of $49.3. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents: Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, we designate all cash equivalents as Level I.

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields and credit spreads that are not observable in the markets.

Equity securities, available-for-sale: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III. The fair values of these private equity securities are generally based on either broker quotes or discounted cash flow projections using assumptions for inputs such as the weighted average cost of capital, long-term revenue growth rates and earnings before interest, taxes, depreciation and amortization, or EBITDA, and/or revenue multiples that are not observable in the markets.

Other invested assets, current: Other invested assets, current include securities held in rabbi trusts that are classified as trading. Fair values are based on quoted market prices.

Securities lending collateral: Fair values of securities lending collateral are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value, to facilitate fair value measurements and disclosures.

Derivatives-interest rate swaps: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the swap. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar interest rate swaps.

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 is as follows:

	Level I	Level II	Level III	Total
March 31, 2012:
Assets:
Cash equivalents	$1,267.6	$—	$—	$1,267.6
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	567.9	—	—	567.9
Government sponsored securities	—	118.2	—	118.2
States, municipalities and political subdivisions - tax-exempt	—	5,256.6	—	5,256.6
Corporate securities	—	7,268.5	109.2	7,377.7
Options embedded in convertible debt securities	—	90.0	—	90.0
Residential mortgage-backed securities	—	2,396.5	1.4	2,397.9
Commercial mortgage-backed securities	—	380.6	—	380.6
Other debt obligations	—	244.2	8.7	252.9

Total fixed maturity securities	567.9	15,754.6	119.3	16,441.8
Equity securities	1,116.4	116.7	20.6	1,253.7
Other invested assets, current	21.6	—	—	21.6
Securities lending collateral	269.8	445.7	—	715.5
Derivatives excluding embedded options (reported with other noncurrent assets)	—	76.0	—	76.0

Total assets	$3,243.3	$16,393.0	$139.9	$19,776.2

December 31, 2011:
Assets:
Cash equivalents	$1,675.8	$—	$—	$1,675.8
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	604.7	—	—	604.7
Government sponsored securities	—	175.6	—	175.6
States, municipalities and political subdivisions - tax-exempt	—	5,327.6	—	5,327.6
Corporate securities	—	6,602.9	195.1	6,798.0
Options embedded in convertible debt securities	—	79.7	—	79.7
Residential mortgage-backed securities	—	2,565.0	—	2,565.0
Commercial mortgage-backed securities	—	369.1	6.3	375.4
Other debt obligations	—	174.9	59.0	233.9

Total fixed maturity securities	604.7	15,294.8	260.4	16,159.9
Equity securities	1,104.9	87.6	24.4	1,216.9
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	422.3	449.1	—	871.4
Derivatives excluding embedded options (reported with other noncurrent assets)	—	86.6	—	86.6

Total assets	$3,822.5	$15,918.1	$284.8	$20,025.4

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended March 31, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.2	—	—	0.1	(0.4)	14.9
Recognized in accumulated other comprehensive income	(16.9)	—	—	0.1	(3.4)	(20.2)
Purchases	18.8	—	—	—	—	18.8
Sales	(1.9)	—	—	—	—	(1.9)
Issues	—	—	—	—	—	—
Settlements	(51.7)	—	—	(0.5)	—	(52.2)
Transfers into Level III	—	1.4	—	—	—	1.4
Transfers out of Level III	(49.4)	—	(6.3)	(50.0)	—	(105.7)

Ending balance at March 31, 2012	$109.2	$1.4	$—	$8.7	$20.6	$139.9

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2012	$—	$—	$—	$—	$(0.4)	$(0.4)

Three Months Ended March 31, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	1.4	—	—	(0.5)	(1.5)	(0.6)
Recognized in accumulated other comprehensive income	(1.6)	—	0.5	2.1	2.8	3.8
Purchases	5.5	—	—	0.8	10.0	16.3
Sales	(20.0)	—	—	(6.7)	(0.4)	(27.1)
Issues	—	—	—	—	—	—
Settlements	(11.7)	(0.2)	(0.3)	(5.3)	—	(17.5)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—

Ending balance at March 31, 2011	$252.0	$3.6	$8.0	$71.8	$28.2	$363.6

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2011	$—	$—	$—	$(0.1)	$(1.5)	$(1.6)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the three months ended March 31, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in observable markets. In addition, the transfers out of Level III of other debt obligations were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement in June 2012 and recent trading activity of similar securities in observable markets.

During the three months ended March 31, 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no material transfers between Level I, Level II and Level III during the three months ended March 31, 2011.

There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 or 2011.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2012 or 2011.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. In accordance with FASB guidance for equity method and cost method investments, as applicable, our investments in limited partnerships, joint ventures and other non-controlled corporations are generally carried at our share in the entities’ undistributed earnings, which approximates fair value. As these investments are not actively traded and the corresponding inputs are derived from internal estimates, they are classified as Level III. Corporate-owned life insurance policies are classified as Level III and are carried at the cash surrender value as reported by the respective insurer, which approximates fair value.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

Long-term debt-commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

Long-term debt-notes and capital leases: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities. Capital leases are classified as Level III and are carried at the unamortized present value of the minimum lease payments, which approximates fair value.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2012 are as follows:

	Carrying	Fair Value
	Value	Level I	Level II	Level III	Total
Assets:
Other invested assets, long-term	$1,041.3	$—	$—	$1,041.3	$1,041.3
Liabilities:
Debt:
Short-term borrowings	100.0	—	100.0	—	100.0
Commercial paper	837.6	—	837.6	—	837.6
Notes and capital leases	8,535.7	—	9,501.4	29.4	9,530.8

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	Carrying Value	Fair Value
Assets:
Other invested assets, long-term	$1,003.7	$1,003.7
Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	799.8	799.8
Notes and capital leases	8,895.6	9,871.7

6.	Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$4.2	$4.3	$1.7	$1.7
Interest cost	19.1	21.2	6.9	8.4
Expected return on assets	(33.7)	(32.1)	(5.2)	(4.3)
Recognized actuarial loss	7.6	6.5	3.4	2.6
Settlement loss	3.6	7.4	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.3)	(2.4)

Net periodic benefit cost	$0.6	$7.1	$3.5	$6.0

For the year ending December 31, 2012, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2012 and 2011.

7.	Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this facility as of March 31, 2012 or at any time during the three months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2012, we had $837.6 outstanding under this program.

At maturity on April 9, 2012, we refinanced the $100.0 outstanding balance of our 1.430% fixed rate Federal Home Loan Bank secured loan to a three month term loan with a fixed interest rate of 0.370%.

8.	Commitments and Contingencies

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

In a California state court, we are defending a lawsuit filed by the Los Angeles City Attorney alleging the wrongful rescission of individual insurance policies and representations made concerning rescission practices and policies. The suit names WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuit generally alleges unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Los Angeles City Attorney is requesting two thousand five hundred dollars ($2,500) per alleged violation of the California Business and Professions Code. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

We are currently defending several certified class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc., et al.; and Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. In the Ormond suit, our motion to dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. Anthem filed a Motion to Certify this Order for interlocutory review to the United States Court of Appeals for the Seventh Circuit. The District Court granted our motion on September 2, 2011. We submitted our Petition for Permission to Appeal with the Seventh Circuit. However, the petition was denied by the Appeals Court on October 13, 2011. The Ormond suit is set for trial on June 18, 2012. In court filings, the plaintiffs in Ormond have alleged that the plaintiff class is entitled to compensatory damages ranging from approximately $265.0 to $545.0 on the remaining claims, plus prejudgment interest at the maximum rate allowed by law running from the demutualization in 2001, postjudgment interest at the maximum rate allowed by law, punitive damages in amounts not less than $500.0, and their costs and expenses in the action. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the United States Court of Appeals for the Sixth Circuit Court. Argument on the appeal was held on January 20, 2012. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $500.0 at March 31, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The Insurance Commissioner has petitioned the state court for liquidation. Although we do not know when a decision will be made, we believe it is likely the state court will rule within the next twelve months. In the event that Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts, Inc. (“Express Scripts”) to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts is now the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at March 31, 2012.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2012 was $749.8 over a three year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our commitment under this agreement at March 31, 2012 was $251.4 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

9.	Capital Stock

Use of Capital – Dividends and Stock Repurchase Program

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

A summary of the cash dividend activity for the three months ended March 31, 2012 and 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8

Three Months Ended March 31, 2011
February 22, 2011	March 10, 2011	March 25, 2011	$0.2500	$92.8

Under our Board of Directors’ authorization, we maintain a common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, in private transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

A summary of share repurchases for the period April 1, 2012 through April 12, 2012 (subsequent to March 31, 2012) and for the three months ended March 31, 2012 and 2011 is as follows:

	April 1, 2012 Through April 12, 2012	Three Months Ended March 31
		2012	2011
Shares repurchased	1.1	10.2	11.4
Average price per share	$71.91	$66.80	$65.29
Aggregate cost	$76.0	$679.8	$741.6
Authorization remaining at the end of each period	$3,577.9	$3,653.9	$882.0

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	20.0	$62.30
Granted	1.7	66.23
Exercised	(1.3)	47.08
Forfeited or expired	(0.2)	66.40

Outstanding at March 31, 2012	20.2	63.58	3.9	$240.8

Exercisable at March 31, 2012	16.8	63.28	3.4	$211.1

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2012 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2012	4.0	$56.00
Granted	1.7	66.23
Vested	(2.0)	48.44
Forfeited	(0.1)	61.46

Nonvested at March 31, 2012	3.6	64.99

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2012 and 2011:

	2012	2011
Risk-free interest rate	1.41%	2.84%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.400%	0.379%
Weighted-average expected life (years)	4.1	4.0

The following weighted-average fair values were determined for the three months ended March 31, 2012 and 2011:

	2012	2011
Options granted during the period	$16.51	$17.78

10.	Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31
	2012	2011
Denominator for basic earnings per share – weighted average shares	335.0	374.0
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	4.0	5.3

Denominator for diluted earnings per share	339.0	379.3

During the three months ended March 31, 2012 and 2011, weighted average shares related to certain stock options of 10.1 and 12.0, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2012, we issued approximately 1.7 restricted stock units under our stock incentive plans, 0.8 of whose vesting is contingent upon us meeting specified annual operating gain targets for 2012. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

11.	Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

Financial data by reportable segment for the three months ended March 31, 2012 and 2011 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2012
Operating revenue from external customers	$8,506.5	$4,750.4	$1,893.3	$15,150.2
Operating gain	991.8	217.7	3.1	1,212.6
Three Months Ended March 31, 2011
Operating revenue from external customers	$8,564.1	$4,234.4	$1,856.3	$14,654.8
Operating gain	1,125.1	205.8	19.4	1,350.3

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31
	2012	2011
Reportable segments operating revenues	$15,150.2	$14,654.8
Net investment income	169.0	184.8
Net realized gains on investments	106.9	57.1
Other-than-temporary impairment losses recognized in income	(10.9)	(2.4)

Total revenues	$15,415.2	$14,894.3

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31
	2012	2011
Reportable segments operating gain	$1,212.6	$1,350.3
Net investment income	169.0	184.8
Net realized gains on investments	106.9	57.1
Other-than-temporary impairment losses recognized in income	(10.9)	(2.4)
Interest expense	(109.1)	(105.9)
Amortization of other intangible assets	(58.7)	(56.8)

Income before income tax expense	$1,309.8	$1,427.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011 and the MD&A included in our 2011 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2012 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2012 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2012. Also see Part I, Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K and Part II of this Form 10-Q.

I.	Executive Summary

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 33.7 medical members through our affiliated health plans and a total of more than 62.3 individuals through all subsidiaries as of March 31, 2012. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare and in certain California, Arizona and Nevada markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2012 was $15,150.2, an increase of $495.4, or 3.4%, from the three months ended March 31, 2011, reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premiums in our Consumer segment primarily resulted from membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary, which was acquired in August 2011. The premium revenue decrease in the Commercial segment was driven primarily by fully insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Net income for the three months ended March 31, 2012 was $856.5, a 7.6% decrease from the three months ended March 31, 2011. This decrease in net income was primarily driven by decreased operating results in our Commercial and Other segments, partially offset by improved operating results in our Consumer segment and lower income taxes. For additional details, see “Results of Operations” included in this MD&A. Our fully-diluted earnings per share, or EPS, was $2.53 for the three months ended March 31, 2012, which represented a 3.7% increase over the EPS of $2.44 for the three months ended March 31, 2011. The increase in EPS resulted from the lower number of shares outstanding in 2012 due to share buy back activity under our share repurchase program.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income and certain other items, if applicable, that we do not consider as part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Results of Operations” discussion within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31
	2012	2011	Change	% Change
Net income	$856.5	$926.6	$(70.1)	(7.6)%
Less (net of tax):
Net realized gains on investments, net of tax expense of $37.4 and $20.0, respectively	69.5	37.1	32.4
Other-than-temporary impairment losses on investments, net of tax benefit of $3.8 and $0.9, respectively	(7.1)	(1.5)	(5.6)

Adjusted net income	$794.1	$891.0	$(96.9)	(10.9)%

EPS	$2.53	$2.44	$0.09	3.7%
Less (net of tax):
Net realized gains on investments	0.21	0.10	0.11
Other-than-temporary impairment losses on investments	(0.02)	(0.01)	(0.01)

Adjusted EPS	$2.34	$2.35	$(0.01)	(0.4)%

Operating cash flow for the three months ended March 31, 2012 was $1,223.1, or 1.4 times net income. Operating cash flow for the three months ended March 31, 2011 was $1,114.9. The increase in operating cash flow from 2011 of $108.2 was driven primarily by the early receipt of premiums for the second quarter of 2012 related to government contracts. We received four monthly premium payments related to these government contracts during the first quarter of 2012 and expect to receive three monthly premium payments during the second quarter of 2012. In addition, the increase in operating cash flow in 2012 was impacted by lower incentive compensation payments, partially offset by increased medical claims payments and lower net income.

II.	Overview

We manage our operations through three reportable segments: Commercial, Consumer and Other. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

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

For additional information regarding our use of capital during the three months ended March 31, 2012, see the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 9, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

IV.	Membership

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominantly outside of our BCBSA service areas and Senior members from our CareMore subsidiary. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2012 and 2011. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31		Change	% Change
(In thousands)	2012	2011
Medical Membership
Customer Type
Local Group	14,757	15,221	(464)	(3.0)%
Individual	1,852	1,864	(12)	(0.6)
National:
National Accounts	7,178	7,515	(337)	(4.5)
BlueCard	5,005	4,952	53	1.1

Total National	12,183	12,467	(284)	(2.3)
Senior	1,497	1,332	165	12.4
State-Sponsored	1,867	1,808	59	3.3
FEP	1,517	1,506	11	0.7

Total Medical Membership by Customer Type	33,673	34,198	(525)	(1.5)

Funding Arrangement
Self-Funded	20,211	20,486	(275)	(1.3)
Fully-Insured	13,462	13,712	(250)	(1.8)

Total Medical Membership by Funding Arrangement	33,673	34,198	(525)	(1.5)

Reportable Segment
Commercial	26,940	27,688	(748)	(2.7)
Consumer	5,216	5,004	212	4.2
Other	1,517	1,506	11	0.7

Total Medical Membership by Reportable Segment	33,673	34,198	(525)	(1.5)

Other Membership
Behavioral Health	24,710	25,206	(496)	(2.0)
Life and Disability	4,940	5,053	(113)	(2.2)
Dental	3,849	3,992	(143)	(3.6)
Managed Dental[1]	4,128	4,332	(204)	(4.7)
Vision	4,270	3,661	609	16.6
Medicare Advantage Part D	586	536	50	9.3
Medicare Part D Standalone	590	672	(82)	(12.2)

[1]	Managed dental membership refers to members for which we provide administrative services only.

Medical Membership (in thousands)

During the twelve months ended March 31, 2012, total medical membership decreased 525, or 1.5%, primarily due to decreases in our Local Group and National Accounts membership. These decreases were partially offset by increases in our Senior and State-Sponsored membership.

Self-funded medical membership decreased 275, or 1.3%, primarily due to pricing increases in our National Accounts business as a result of our strategic decision to price in line with the significant value we provide to our members.

Fully-insured membership decreased 250, or 1.8%, primarily due to strategic product portfolio changes and heightened competition in certain Local Group markets, partially offset by the addition of membership from our CareMore acquisition in August 2011.

Local Group membership decreased 464, or 3.0%, primarily due to strategic product portfolio changes in the New York market and network rental markets along with increased competition.

Individual membership decreased 12, or 0.6%, primarily due to a heightened competitive environment in certain markets.

National Accounts membership decreased 337, or 4.5%, primarily driven by pricing increases in our self-funded National Accounts business as a result of our strategic decision to price in line with the significant value we provide to our members.

BlueCard membership increased 53, or 1.1%, primarily due to favorable net sales and in-group change at other BCBSA plans whose members reside in or travel to our licensed areas.

Senior membership increased 165, or 12.4%, primarily due to strong sales during the Medicare Advantage open enrollment period resulting from our geographic expansion into several new counties and the addition of membership from our CareMore acquisition, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

State-Sponsored membership increased 59, or 3.3%, primarily due to expansion in the California, South Carolina, Virginia and Kansas markets.

FEP membership increased 11, or 0.7%, primarily due to favorable in-group change.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 496, or 2.0%, primarily due to the overall declines in our fully-insured medical membership.

Life and disability membership decreased 113, or 2.2%, primarily due to the overall declines in our Commercial fully-insured medical membership. Life and disability products are generally offered as part of Commercial medical fully-insured membership sales.

Dental membership decreased 143, or 3.6%, primarily due to the lapse of a large dental contract, partially offset by the launch of new dental products in 2012.

Managed dental membership decreased 204, or 4.7%, primarily due to the lapse of a large managed dental contract.

Vision membership increased 609, or 16.6%, primarily due to strong sales in our National Accounts, Local Group, Medicare Advantage and Individual businesses.

Medicare Advantage Part D membership increased 50, or 9.3%, primarily due to strong sales during the Medicare Advantage open enrollment period resulting from our geographic expansion into several new counties and the addition of membership from our CareMore acquisition, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

Medicare Part D standalone membership decreased 82, or 12.2%, primarily due to competitive pressure in certain markets.

V.	Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2012 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2012 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend was driven by unit cost. Inpatient hospital trend was in the high single digit range and was primarily related to increases in cost per admission. Elevated average case acuity (intensity) was a contributor to trend, but the increases appear to be slowing. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were lower than prior year; however, inpatient day counts per thousand members were slightly higher reflecting increased acuity. As a result, the average length of inpatient stays increased compared to prior year levels. In addition to our re-contracting efforts a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we have introduced programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend was in the high single digit range and was 75% cost driven and 25% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was only slightly higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room vs. urgent care, laboratory service location (hospital vs. free-standing lab), and surgery settings (hospital vs. ambulatory surgical center). As an example, we recently launched an emergency room program and education campaign using Google Maps® to make it easier to find and use retail health clinics and urgent care centers for non-emergency conditions when a member’s primary care physician is not available. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

Physician services trend was in the mid single digit range and was 80% unit cost related and 20% utilization related. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs.

Pharmacy trend was in the high single digit range and was 80% unit cost (cost per prescription) related and 20% utilization (prescriptions per member per year) driven. Recent inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

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

VI.	Results of Operations

Our consolidated results of operations for the three months ended March 31, 2012 and 2011 are discussed in the following section.

	Three Months Ended March 31		$ Change	% Change
	2012	2011
Total operating revenue	$15,150.2	$14,654.8	$495.4	3.4%
Net investment income	169.0	184.8	(15.8)	(8.5)
Net realized gains on investments	106.9	57.1	49.8	87.2
Other-than-temporary impairment losses on investments	(10.9)	(2.4)	(8.5)	(354.2)

Total revenues	15,415.2	14,894.3	520.9	3.5
Benefit expense	11,771.9	11,228.0	543.9	4.8
Selling, general and administrative expense	2,165.7	2,076.5	89.2	4.3
Other expense[1]	167.8	162.7	5.1	3.1

Total expenses	14,105.4	13,467.2	638.2	4.7

Income before income tax expense	1,309.8	1,427.1	(117.3)	(8.2)
Income tax expense	453.3	500.5	(47.2)	(9.4)

Net income	$856.5	$926.6	$(70.1)	(7.6)

Average diluted shares outstanding	339.0	379.3	(40.3)	(10.6)%
Diluted net income per share	$2.53	$2.44	$0.09	3.7%
Benefit expense ratio[2]	83.3%	82.1%		120	bp3
Selling, general and administrative expense ratio[4]	14.3%	14.2%		10	bp3
Income before income taxes as a percentage of total revenue	8.5%	9.6%		(110	)bp3
Net income as a percentage of total revenue	5.6%	6.2%		(60	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 11, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three months ended March 31, 2012 and 2011 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer and Other segments’ summarized results of operations for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31		$ Change	% Change
	2012	2011
Commercial
Operating revenue	$8,506.5	$8,564.1	$(57.6)	(0.7)%
Operating gain	$991.8	$1,125.1	$(133.3)	(11.8)%
Operating margin	11.7%	13.1%		(140.0	)bp

Consumer
Operating revenue	$4,750.4	$4,234.4	$516.0	12.2%
Operating gain	$217.7	$205.8	$11.9	5.8%
Operating margin	4.6%	4.9%		(30.0	)bp

Other
Operating revenue	$1,893.3	$1,856.3	$37.0	2.0%
Operating gain	$3.1	$19.4	$(16.3)	(84.0)%

Consolidated Results

Total operating revenue increased $495.4, or 3.4%, to $15,150.2 in 2012, resulting primarily from higher premiums and, to a lesser extent, increased administrative fees. The higher premiums are due primarily to membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary, which was acquired in August 2011. In addition, premium rate increases in our Local Group business designed to cover overall cost trends contributed to the increased premiums. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes, competitive pressure in certain markets and unfavorable economic conditions. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members, partially offset by membership declines in our self-funded National Accounts business.

Net investment income decreased $15.8, or 8.5%, to $169.0 in 2012, primarily due to lower investment balances and lower investment yields in the current year.

Net realized gains on investments increased $49.8, or 87.2%, to $106.9 in 2012, primarily due to increased realized gains resulting from sales of fixed maturity securities.

Benefit expense increased $543.9, or 4.8%, to $11,771.9 in 2012, primarily due to increases in our Senior, State-Sponsored and Local Group businesses. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including membership acquired with CareMore, while the increases in our State-Sponsored and Local Group businesses were driven primarily by increased benefit cost trends. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above.

Our benefit expense ratio increased 120 basis points to 83.3% in 2012, primarily due to higher medical costs and lower premium revenues in our Local Group businesses. This increase was partially offset by improvements in our Senior business.

Selling, general and administrative expense increased $89.2, or 4.3%, to $2,165.7 in 2012, primarily due to additional selling, general and administrative expense related to our CareMore subsidiary, which was acquired in August 2011, and increased advertising expenses associated with our company-wide branding campaign.

Our selling, general and administrative expense ratio increased 10 basis points to 14.3% in 2012, primarily due to the increased selling, general and administrative expense, partially offset by the increase in operating revenue.

Income tax expense decreased $47.2, or 9.4%, to $453.3 in 2012, primarily due to lower income before income tax expense and, to a lesser degree, a decrease in the effective tax rate. The effective tax rates in 2012 and 2011 were 34.6% and 35.1%, respectively.

Our net income as a percentage of total revenue decreased 60 basis points to 5.6% in 2012 as compared to 2011 as a result of all factors discussed above.

Reportable Segments Results

Commercial

Operating revenue decreased $57.6, or 0.7%, to $8,506.5 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends and increased administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members.

Operating gain decreased $133.3, or 11.8%, to $991.8 in 2012, primarily due to higher benefit costs in our Local Group business and the decreased operating revenue discussed in the preceding paragraph. The higher benefit costs in 2012 were also attributable to lower than anticipated medical costs in the first quarter of 2011.

The operating margin in 2012 was 11.7%, a 140.0 basis point decrease from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $516.0, or 12.2%, to $4,750.4 in 2012, primarily due to membership growth in our Medicare Advantage business, including membership acquired with CareMore.

Operating gain increased $11.9, or 5.8%, to $217.7 in 2012, primarily due to improved results in our Medicare Advantage business, partially offset by declines in our State-Sponsored business due to higher benefit cost trends and the impact of budgetary pressures in certain states.

The operating margin in 2012 was 4.6%, a 30.0 basis point decrease from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $37.0, or 2.0%, to $1,893.3 in 2012, primarily due to growth in our FEP business resulting primarily from premium rate increases designed to cover overall cost trends during 2012.

Operating gain decreased $16.3 to $3.1 in 2012, primarily due to increased unallocated general and administrative expenses.

VII.	Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2011 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2012, our critical accounting policies and estimates have not changed from those described in our 2011 Annual Report on Form 10-K.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 supersedes certain portions of Accounting Standards Codification Topic 220, Comprehensive Income, or ASC 220, and requires increased prominence of the presentation of other comprehensive income in financial statements. ASU 2011-05 requires entities to present net income and the components of other comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 eliminates the option in ASC 220 to present the components of other comprehensive income in the statement of changes in equity. Most of the presentation requirements of ASU 2011-05 became effective for us on a retrospective basis beginning January 1, 2012. However, certain presentation requirements of ASU 2011-05 were deferred by the FASB’s December 2011 issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. We elected to present the components of comprehensive income in two separate but consecutive financial statements, which is illustrated in the “Consolidated Statements of Income” and the “Consolidated Statements of Comprehensive Income” in Part I, Item 1 of this Form 10-Q.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurement, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows. However, we have added certain disclosures related to fair value measurements in Note 5, “Fair Value” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There were no other new accounting pronouncements issued or that became effective during the three months ended March 31, 2012 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

VIII.	Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on long-term borrowings, capital expenditures, repurchases of our common stock and dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.

For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Liquidity

The table below outlines the increase in cash and cash equivalents for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Cash flows provided by (used in):
Operating activities	$1,223.1	$1,114.9
Investing activities	20.1	282.1
Financing activities	(1,167.0)	(785.8)
Effect of foreign exchange rates on cash and cash equivalents	1.3	2.0

Increase in cash and cash equivalents	$77.5	$613.2

During the three months ended March 31, 2012, net cash flow provided by operating activities was $1,223.1, compared to $1,114.9 for the three months ended March 31, 2011, an increase of $108.2. This increase was driven primarily by the early receipt of premiums for the second quarter of 2012 related to government contracts. We received four monthly premium payments related to these government contracts during the first quarter of 2012 and expect to receive three monthly premium payments during the second quarter of 2012. In addition, the increase in operating cash flow in 2012 was impacted by lower incentive compensation payments, partially offset by increased medical claims payments and lower net income.

Net cash flow provided by investing activities was $20.1 during the three months ended March 31, 2012, compared to $282.1 for the three months ended March 31, 2011. The decrease in cash flow provided by investing activities of $262.0 between the two periods primarily resulted from a decrease in proceeds from net sales of investments and an increase in purchases of property and equipment, partially offset by changes in securities lending collateral.

Net cash flow used in financing activities was $1,167.0 during the three months ended March 31, 2012, compared to $785.8 for the three months ended March 31, 2011. The increase in cash flow used in financing activities of $381.2 primarily resulted from a decrease in the net proceeds from commercial paper borrowings and changes in securities lending payable, partially offset by a decrease in the net repayments of long-term borrowings and a decrease in common stock repurchases.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21,037.5 at March 31, 2012. Since December 31, 2011, total cash, cash equivalents and investments, including long-term investments, increased by $440.6 primarily due to cash generated from operations and changes in unrealized gains on investments, partially offset by common stock repurchases, the repayment of long-term debt, purchases of property and equipment and cash dividends paid to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.

At March 31, 2012, we held at the parent company $1,842.1 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 28.7% and 29.6% as of March 31, 2012 and December 31, 2011, respectively.

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

For additional information regarding our use of capital at March 31, 2012, see the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 9, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 8, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2011 Annual Report on Form 10-K.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2011, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

IX.	Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; the outcome of the proceeding pending before the U.S. Supreme Court challenging the constitutionality of such acts; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at March 31, 2012, see the “Litigation” and “Other Contingencies” sections of Note 8, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2012 to January 31, 2012	3,261,543	$69.24	3,257,600	$4,108.1
February 1, 2012 to February 29, 2012	3,391,104	65.22	3,390,400	3,887.0
March 1, 2012 to March 31, 2012	4,240,489	66.52	3,529,500	3,653.9

	10,893,136		10,177,500

[1]

Total number of shares purchased includes 715,636 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2012, we repurchased 10,177,500 shares at a cost of $679.8 under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: A list of exhibits required to be filed as part of this Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT, INC.
Registrant

Date: April 25, 2012	By:	/s/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 25, 2012	By:	/s/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and
Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.2*	(p) Form of Incentive Compensation Plan Performance Share Award Agreement, Grant A, for 2012. (q) Form of Incentive Compensation Plan Performance Share Award Agreement, Grant B, for 2012.

10.13*	(c) Form of Employment Agreement between the Company and Gloria McCarthy, incorporated by reference to the Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income: (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.