Form 10-Q
period 2012-06-30
WELLPOINT, INC
filed 2012-07-25
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 12, 2012
Common Stock, $0.01 par value	325,186,630 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,953.1	$2,201.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $16,444.1 and $15,233.6)	17,206.1	15,913.1
Equity securities (cost of $847.2 and $937.7)	1,139.4	1,188.1
Other invested assets, current	16.0	14.8
Accrued investment income	164.9	172.0
Premium and self-funded receivables	3,890.7	3,402.9
Other receivables	935.5	943.9
Income taxes receivable	137.4	105.8
Securities lending collateral	765.9	871.4
Deferred tax assets, net	347.5	424.8
Other current assets	1,913.6	1,859.0

Total current assets	28,470.1	27,097.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $241.6 and $240.8)	247.1	246.8
Equity securities (cost of $26.8 and $28.4)	29.1	28.8
Other invested assets, long-term	1,191.2	1,103.3
Property and equipment, net	1,478.4	1,418.1
Goodwill	14,534.3	13,858.7
Other intangible assets	8,126.2	7,931.7
Other noncurrent assets	458.6	433.6

Total assets	$54,535.0	$52,118.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,415.9	$5,489.0
Reserves for future policy benefits	61.8	55.1
Other policyholder liabilities	2,277.3	2,278.2

Total policy liabilities	7,755.0	7,822.3
Unearned income	1,707.8	926.5
Accounts payable and accrued expenses	2,788.5	3,124.1
Security trades pending payable	188.1	51.7
Securities lending payable	766.4	872.5
Short-term borrowings	200.0	100.0
Current portion of long-term debt	813.7	1,274.5
Other current liabilities	1,958.3	1,727.1

Total current liabilities	16,177.8	15,898.7
Long-term debt, less current portion	10,135.6	8,420.9
Reserves for future policy benefits, noncurrent	696.1	730.7
Deferred tax liabilities, net	2,868.4	2,724.0
Other noncurrent liabilities	1,013.3	1,055.9

Total liabilities	30,891.2	28,830.2

Commitment and contingencies - Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 325,159,845 and 339,372,680	3.2	3.4
Additional paid-in capital	11,204.4	11,679.2
Retained earnings	12,224.0	11,490.7
Accumulated other comprehensive income	212.2	114.9

Total shareholders’ equity	23,643.8	23,288.2

Total liabilities and shareholders’ equity	$54,535.0	$52,118.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2012	2011	2012	2011
Revenues
Premiums	$14,161.0	$13,913.6	$28,299.5	$27,597.7
Administrative fees	977.5	957.7	1,973.3	1,919.7
Other revenue	34.8	8.5	50.7	17.2

Total operating revenue	15,173.3	14,879.8	30,323.5	29,534.6
Net investment income	169.4	187.8	338.4	372.6
Net realized gains on investments	70.5	41.5	177.4	98.6
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(6.5)	(11.1)	(20.2)	(15.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.6	2.7	3.4	5.1

Other-than-temporary impairment losses recognized in income	(5.9)	(8.4)	(16.8)	(10.8)

Total revenues	15,407.3	15,100.7	30,822.5	29,995.0
Expenses
Benefit expense	12,093.1	11,922.0	23,865.0	23,150.0
Selling, general and administrative expense:
Selling expense	393.0	405.6	786.3	802.6
General and administrative expense	1,688.8	1,605.5	3,461.2	3,285.0

Total selling, general and administrative expense	2,081.8	2,011.1	4,247.5	4,087.6
Cost of products	6.7	—	6.7	—
Interest expense	117.6	103.6	226.7	209.5
Amortization of other intangible assets	59.5	56.6	118.2	113.4

Total expenses	14,358.7	14,093.3	28,464.1	27,560.5

Income before income tax expense	1,048.6	1,007.4	2,358.4	2,434.5
Income tax expense	405.0	305.8	858.3	806.3

Net income	$643.6	$701.6	$1,500.1	$1,628.2

Net income per share
Basic	$1.96	$1.92	$4.53	$4.40

Diluted	$1.94	$1.89	$4.48	$4.34

Dividends per share	$0.2875	$0.25	$0.5750	$0.50

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2012	2011	2012	2011
Net income	$643.6	$701.6	$1,500.1	$1,628.2
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	(27.1)	85.2	80.2	98.0
Change in non-credit component of other-than-temporary impairment losses on investments	(0.4)	—	4.4	4.3
Change in net unrealized gains/losses on cash flow hedges	(0.2)	0.3	0.4	0.7
Change in net periodic pension and postretirement costs	6.3	5.4	13.0	13.7
Foreign currency translation adjustments	(1.4)	1.4	(0.7)	2.4

Other comprehensive (loss) income	(22.8)	92.3	97.3	119.1

Total comprehensive income	$620.8	$793.9	$1,597.4	$1,747.3

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In millions)	2012	2011
Operating activities
Net income	$1,500.1	$1,628.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(177.4)	(98.6)
Other-than-temporary impairment losses recognized in income	16.8	10.8
Loss on disposal of assets	1.6	1.8
Deferred income taxes	87.6	111.3
Amortization, net of accretion	313.3	258.3
Depreciation expense	47.4	47.2
Share-based compensation	71.5	60.9
Excess tax benefits from share-based compensation	(22.7)	(36.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(466.9)	(58.6)
Other invested assets	(14.4)	(18.9)
Other assets	(77.3)	(137.6)
Policy liabilities	(101.9)	526.6
Unearned income	781.3	146.7
Accounts payable and accrued expenses	(380.4)	(456.2)
Other liabilities	187.5	108.1
Income taxes	(3.6)	(186.2)
Other, net	(17.9)	(21.0)

Net cash provided by operating activities	1,744.6	1,886.7
Investing activities
Purchases of fixed maturity securities	(7,278.9)	(6,351.1)
Proceeds from fixed maturity securities:
Sales	5,449.4	4,982.9
Maturities, calls and redemptions	875.7	1,204.8
Purchases of equity securities	(186.6)	(194.9)
Proceeds from sales of equity securities	276.1	72.4
Purchases of other invested assets	(95.8)	(61.3)
Proceeds from sales of other invested assets	18.7	14.0
Changes in securities lending collateral	106.1	89.7
Purchases of subsidiaries, net of cash acquired	(905.3)	—
Purchases of property and equipment	(226.0)	(206.6)
Proceeds from sales of property and equipment	0.3	3.0
Other, net	(0.9)	(23.1)

Net cash used in investing activities	(1,967.2)	(470.2)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(10.5)	600.9
Proceeds from long-term borrowings	1,722.9	—
Repayments of long-term borrowings	(451.1)	(702.7)
Proceeds from short-term borrowings	300.0	100.0
Repayments of short-term borrowings	(200.0)	(100.0)
Changes in securities lending payable	(106.1)	(89.7)
Changes in bank overdrafts	(23.9)	71.1
Repurchase and retirement of common stock	(1,173.6)	(1,456.3)
Cash dividends	(189.3)	(183.9)
Proceeds from issuance of common stock under employee stock plans	83.7	215.2
Excess tax benefits from share-based compensation	22.7	36.1

Net cash used in financing activities	(25.2)	(1,509.3)
Effect of foreign exchange rates on cash and cash equivalents	(0.7)	3.8

Change in cash and cash equivalents	(248.5)	(89.0)
Cash and cash equivalents at beginning of period	2,201.6	1,788.8

Cash and cash equivalents at end of period	$1,953.1	$1,699.8

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2012	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	1,500.1	—	1,500.1
Other comprehensive income	—	—	—	—	97.3	97.3
Repurchase and retirement of common stock	(17.4)	(0.2)	(597.9)	(575.5)	—	(1,173.6)
Dividends and dividend equivalents	—	—	—	(191.3)	—	(191.3)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	—	123.1	—	—	123.1

June 30, 2012	325.2	$3.2	$11,204.4	$12,224.0	$212.2	$23,643.8

January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	1,628.2	—	1,628.2
Other comprehensive income	—	—	—	—	119.1	119.1
Repurchase and retirement of common stock	(20.8)	(0.2)	(710.2)	(745.9)	—	(1,456.3)
Dividends and dividend equivalents	—	—	—	(185.8)	—	(185.8)
Issuance of common stock under employee stock plans, net of related tax benefits	5.3	—	263.5	—	—	263.5

June 30, 2011	362.2	$3.6	$12,415.9	$11,418.1	$343.7	$24,181.3

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2012

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in the United States, serving 33.5 medical members through our affiliated health plans and more than 65.0 individuals through all subsidiaries as of June 30, 2012. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our recently acquired 1-800 CONTACTS, Inc., or 1-800 CONTACTS, subsidiary.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 have been recorded. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Business Combinations

Acquisition of 1-800 CONTACTS

On June 20, 2012, we completed our acquisition of 1-800 CONTACTS, the largest direct-to-consumer retailer of contact lenses in the United States, whose model is built on providing a superior customer experience and a wide selection of products at affordable prices. The acquisition strategically aligns with our efforts to capitalize on new opportunities for growth, and diversifies our revenue stream into the complementary and higher-margin eyewear business.

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805—Business Combinations, or ASC 805, the preliminary consideration transferred was allocated to the fair value of 1-800 CONTACTS’ assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non tax-deductible goodwill of $673.2 at June 30, 2012, all of which was allocated to our Commercial segment. Preliminary goodwill recognized from the acquisition of 1-800 CONTACTS primarily relates to the expected future growth of 1-800 CONTACTS’ business and further expansion of product offerings, including eyeglasses. In accordance with ASC 805, any additional payments or receipts of cash resulting from contractual purchase price adjustments or any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

The preliminary fair value of the net assets acquired from 1-800 CONTACTS includes $300.9 of other intangible assets, which primarily consist of finite-lived customer relationships with an amortization period of 13 years and indefinite-lived trade names.

The results of operations of 1-800 CONTACTS are included in our consolidated financial statements within our Commercial segment for the period following June 20, 2012. 1-800 CONTACTS currently operates under an alliance agreement, or the Alliance, with an unrelated third party to provide for the joint management, marketing and fulfillment of orders for products. Profits and losses of the Alliance are allocated to 1-800 CONTACTS based on the terms set forth in the Alliance agreement. Product sales made by 1-800 CONTACTS are reported on our consolidated income statement within “Other revenue” and expenses for the cost of products sold, as well as certain other allowed expenses as defined in the Alliance agreement, are presented on our consolidated income statement within “Cost of products.” The Alliance will terminate on December 31, 2012.

The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

Pending Acquisition of AMERIGROUP Corporation

On July 9, 2012, we announced that we had entered into a definitive agreement to acquire AMERIGROUP Corporation, or Amerigroup, one of the nation’s leading managed care companies that is focused on meeting the health care needs of financially vulnerable Americans. This acquisition will further our goal of creating better health care quality at more affordable prices for our customers. It will also advance our capabilities to more effectively and efficiently serve the growing Medicaid population, including the expanding dual eligible, seniors, persons with disabilities and long-term services and support markets. Under the terms of the agreement, we will pay $92.00 per share in cash to acquire all of the outstanding shares of Amerigroup for an estimated transaction value of approximately $4,900.0. The acquisition is expected to close by the end of the first quarter of 2013 and is subject to certain state regulatory approvals, standard closing conditions, customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of Amerigroup’s stockholders.

4.	Restructuring Activities

As a result of restructuring activities implemented during 2011, 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2011 restructuring activities were initiated as a result of our efforts to improve, streamline and make our core business processes more efficient and effective. Activity related to these liabilities for the six months ended June 30, 2012, by reportable segment, is as follows:

	Commercial	Consumer	Other	Total
2011 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2012	$51.8	$11.8	$0.7	$64.3
Payments	(9.8)	(2.2)	(0.1)	(12.1)
Liability released	(1.2)	(0.3)	—	(1.5)

Liability for employee termination costs at June 30, 2012	40.8	9.3	0.6	50.7
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2012	17.2	5.7	1.9	24.8
Payments	(2.0)	(0.6)	(0.8)	(3.4)
Liability released	(1.1)	(0.4)	—	(1.5)

Liability for lease and other contract exit costs at June 30, 2012	14.1	4.7	1.1	19.9

Total liability for 2011 restructuring activities at June 30, 2012	$54.9	$14.0	$1.7	$70.6

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform legislation. At June 30, 2012, our total liability for 2010 restructuring activities was $14.9, of which $8.2 related to employee termination costs and $6.7 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2012. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

The 2009 restructuring activities were executed as a result of a realignment of our corporate strategy. At June 30, 2012, our total liability for 2009 restructuring activities was $28.1, which was primarily comprised of lease and other contract exit costs. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

5.	Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $5.9 and $8.4 for the three months ended June 30, 2012 and 2011, respectively. Other-than-temporary impairment losses recognized in income totaled $16.8 and $10.8 for the six months ended June 30, 2012 and 2011, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2012 and 2011. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three and six months ended June 30, 2012 and 2011.

A summary of current and long-term investments, available-for-sale, at June 30, 2012 and December 31, 2011 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
June 30, 2012:
Fixed maturity securities:
United States Government securities	$587.0	$20.7	$(0.2)	$—	$607.5	$—
Government sponsored securities	180.8	2.3	—	—	183.1	—
States, municipalities and political subdivisions-tax-exempt	5,046.2	369.8	(2.7)	(5.8)	5,407.5	—
Corporate securities	7,619.2	316.7	(36.1)	(13.6)	7,886.2	(1.7)
Options embedded in convertible debt securities	72.3	—	—	—	72.3	—
Residential mortgage-backed securities	2,544.3	111.3	(2.6)	(7.4)	2,645.6	(0.4)
Commercial mortgage-backed securities	363.0	19.4	(1.0)	(2.0)	379.4	—
Other debt obligations	272.9	4.8	(0.4)	(5.7)	271.6	(1.3)

Total fixed maturity securities	16,685.7	845.0	(43.0)	(34.5)	17,453.2	$(3.4)

Equity securities	874.0	309.1	(14.6)	—	1,168.5

Total investments, available-for-sale	$17,559.7	$1,154.1	$(57.6)	$(34.5)	$18,621.7

December 31, 2011:
Fixed maturity securities:
United States Government securities	$564.9	$39.9	$(0.1)	$—	$604.7	$—
Government sponsored securities	173.1	2.5	—	—	175.6	—
States, municipalities and political subdivisions-tax-exempt	4,994.2	352.3	(3.9)	(15.0)	5,327.6	(0.5)
Corporate securities	6,588.0	305.3	(88.4)	(6.9)	6,798.0	(0.4)
Options embedded in convertible debt securities	79.7	—	—	—	79.7	—
Residential mortgage-backed securities	2,471.4	112.1	(7.6)	(10.9)	2,565.0	(6.2)
Commercial mortgage-backed securities	363.2	14.9	(1.0)	(1.7)	375.4	—
Other debt obligations	239.9	3.1	(2.0)	(7.1)	233.9	(3.2)

Total fixed maturity securities	15,474.4	830.1	(103.0)	(41.6)	16,159.9	$(10.3)

Equity securities	966.1	277.0	(26.2)	—	1,216.9

Total investments, available-for-sale	$16,440.5	$1,107.1	$(129.2)	$(41.6)	$17,376.8

At June 30, 2012, we owned $3,025.0 of mortgage-backed securities and $271.6 of asset-backed securities out of a total available-for-sale investment portfolio of $18,621.7. These securities included sub-prime and Alt-A securities with fair values of $50.4 and $144.0, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $5.0 and $2.9, respectively. The average credit rating of the sub-prime and Alt-A securities was “B” and “B”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2012:
Fixed maturity securities:
United States Government securities	17	$117.7	$(0.2)	—	$—	$—
States, municipalities and political subdivisions-tax-exempt	106	289.9	(2.7)	40	95.0	(5.8)
Corporate securities	874	1,355.6	(36.1)	117	97.5	(13.6)
Residential mortgage-backed securities	64	155.4	(2.6)	68	96.6	(7.4)
Commercial mortgage-backed securities	15	19.7	(1.0)	7	11.8	(2.0)
Other debt obligations	28	50.9	(0.4)	24	31.3	(5.7)

Total fixed maturity securities	1,104	1,989.2	(43.0)	256	332.2	(34.5)
Equity securities	1,151	140.2	(14.6)	—	—	—

Total fixed maturity and equity security	2,255	$2,129.4	$(57.6)	256	$332.2	$(34.5)

December 31, 2011:
Fixed maturity securities:
United States Government securities	3	$7.1	$(0.1)	—	$—	$—
States, municipalities and political subdivisions-tax-exempt	19	86.6	(3.9)	84	195.2	(15.0)
Corporate securities	1,047	1,798.1	(88.4)	36	35.4	(6.9)
Residential mortgage-backed securities	91	170.4	(7.6)	65	78.0	(10.9)
Commercial mortgage-backed securities	14	27.7	(1.0)	5	15.6	(1.7)
Other debt obligations	41	118.5	(2.0)	31	32.7	(7.1)

Total fixed maturity securities	1,215	2,208.4	(103.0)	221	356.9	(41.6)
Equity securities	1,137	271.6	(26.2)	—	—	—

Total fixed maturity and equity security	2,352	$2,480.0	$(129.2)	221	$356.9	$(41.6)

The amortized cost and fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$732.6	$744.5
Due after one year through five years	4,678.5	4,862.0
Due after five years through ten years	4,299.9	4,568.5
Due after ten years	4,067.4	4,253.2
Mortgage-backed securities	2,907.3	3,025.0

Total available-for-sale fixed maturity securities	$16,685.7	$17,453.2

During the six months ended June 30, 2012, we sold $5,725.5 of fixed maturity and equity securities, which resulted in gross realized gains of $255.1 and gross realized losses of $77.7. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 is as follows:

	Level I	Level II	Level III	Total
June 30, 2012:
Assets:
Cash equivalents	$929.9	$—	$—	$929.9
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	607.5	—	—	607.5
Government sponsored securities	—	183.1	—	183.1
States, municipalities and political subdivisions - tax-exempt	—	5,407.5	—	5,407.5
Corporate securities	—	7,758.5	127.7	7,886.2
Options embedded in convertible debt securities	—	72.3	—	72.3
Residential mortgage-backed securities	—	2,644.2	1.4	2,645.6
Commercial mortgage-backed securities	—	374.1	5.3	379.4
Other debt obligations	—	267.7	3.9	271.6

Total fixed maturity securities	607.5	16,707.4	138.3	17,453.2
Equity securities	1,022.5	117.2	28.8	1,168.5
Other invested assets, current	16.0	—	—	16.0
Securities lending collateral	304.4	461.5	—	765.9
Derivatives excluding embedded options (reported with other assets)	—	79.8	—	79.8

Total assets	$2,880.3	$17,365.9	$167.1	$20,413.3

December 31, 2011:
Assets:
Cash equivalents	$1,675.8	$—	$—	$1,675.8
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	604.7	—	—	604.7
Government sponsored securities	—	175.6	—	175.6
States, municipalities and political subdivisions - tax-exempt	—	5,327.6	—	5,327.6
Corporate securities	—	6,602.9	195.1	6,798.0
Options embedded in convertible debt securities	—	79.7	—	79.7
Residential mortgage-backed securities	—	2,565.0	—	2,565.0
Commercial mortgage-backed securities	—	369.1	6.3	375.4
Other debt obligations	—	174.9	59.0	233.9

Total fixed maturity securities	604.7	15,294.8	260.4	16,159.9
Equity securities	1,104.9	87.6	24.4	1,216.9
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	422.3	449.1	—	871.4
Derivatives excluding embedded options (reported with other assets)	—	86.6	—	86.6

Total assets	$3,822.5	$15,918.1	$284.8	$20,025.4

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended June 30, 2012:
Beginning balance at April 1, 2012	$109.2	$1.4	$—	$8.7	$20.6	$139.9
Total gains (losses):
Recognized in net income	0.3	—	—	—	0.1	0.4
Recognized in accumulated other comprehensive income	(0.6)	—	—	0.1	(4.3)	(4.8)
Purchases	27.4	—	3.4	—	0.3	31.1
Sales	(3.2)	—	—	(6.6)	(0.4)	(10.2)
Issues	—	—	—	—	—	—
Settlements	(7.1)	—	—	(0.3)	—	(7.4)
Transfers into Level III	1.7	—	1.9	2.0	12.5	18.1
Transfers out of Level III	—	—	—	—	—	—

Ending balance at June 30, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2012	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2011:
Beginning balance at April 1, 2011	$252.0	$3.6	$8.0	$71.8	$28.2	$363.6
Total gains (losses):
Recognized in net income	5.1	—	—	(0.1)	(2.4)	2.6
Recognized in accumulated other comprehensive income	(4.9)	—	—	(1.1)	2.9	(3.1)
Purchases	9.8	—	—	2.7	0.1	12.6
Sales	(3.9)	(3.6)	—	(4.8)	—	(12.3)
Issues	—	—	—	—	—	—
Settlements	(116.9)	—	(0.4)	(4.7)	—	(122.0)
Transfers into Level III	41.4	—	5.5	—	0.2	47.1
Transfers out of Level III	—	—	—	—	—	—

Ending balance at June 30, 2011	$182.6	$—	$13.1	$63.8	$29.0	$288.5

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2011	$—	$—	$—	$(0.2)	$(2.4)	$(2.6)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Six Months Ended June 30, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.5	—	—	0.1	(0.3)	15.3
Recognized in accumulated other comprehensive income	(17.5)	—	—	0.2	(7.7)	(25.0)
Purchases	46.2	—	3.4	—	0.3	49.9
Sales	(5.1)	—	—	(6.6)	(0.4)	(12.1)
Issues	—	—	—	—	—	—
Settlements	(58.8)	—	—	(0.8)	—	(59.6)
Transfers into Level III	1.7	1.4	1.9	2.0	12.5	19.5
Transfers out of Level III	(49.4)	—	(6.3)	(50.0)	—	(105.7)

Ending balance at June 30, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2012	$—	$—	$—	$—	$(0.4)	$(0.4)

Six Months Ended June 30, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	6.5	—	—	(0.6)	(3.9)	2.0
Recognized in accumulated other comprehensive income	(6.5)	—	0.5	1.0	5.7	0.7
Purchases	15.3	—	—	3.5	10.1	28.9
Sales	(23.9)	(3.6)	—	(11.5)	(0.4)	(39.4)
Issues	—	—	—	—	—	—
Settlements	(128.6)	(0.2)	(0.7)	(10.0)	—	(139.5)
Transfers into Level III	41.4	—	5.5	—	0.2	47.1
Transfers out of Level III	—	—	—	—	—	—

Ending balance at June 30, 2011	$182.6	$—	$13.1	$63.8	$29.0	$288.5

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2011	$—	$—	$—	$(0.3)	$(3.9)	$(4.2)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the six months ended June 30, 2012, certain securities, primarily equity securities, that were previously classified as Level II were transferred into Level III as a result of previously observable inputs becoming unobservable due to market inactivity. During the six months ended June 30, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt obligations were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.

During the three and six months ended June 30, 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no material transfers between Level I, Level II and Level III during the three and six months ended June 30, 2011.

As disclosed in Note 3, “Business Combinations”, we completed our acquisition of 1-800 CONTACTS on June 20, 2012. The preliminary values of net assets acquired and resulting goodwill and other intangible assets were recorded at fair value using Level III inputs. The majority of 1-800 CONTACTS assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The preliminary fair values of goodwill and other intangible assets acquired in our acquisition of 1-800 CONTACTS were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than assets acquired and liabilities assumed in our acquisition of 1-800 CONTACTS, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2012 or 2011.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2012 or 2011.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. In accordance with FASB guidance, our investments in limited partnerships, joint ventures and other non-controlled corporations are generally carried at our share in the entities’ undistributed earnings, which approximates fair value. As these investments are not actively traded and the corresponding inputs are derived from internal estimates, they are classified as Level III. Corporate-owned life insurance policies are classified as Level III and are carried at the cash surrender value as reported by the respective insurer, which approximates fair value.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
Assets:
Other invested assets, long-term	$1,191.2	$—	$—	$1,191.2	$1,191.2
Liabilities:
Debt:
Short-term borrowings	200.0	—	200.0	—	200.0
Commercial paper	789.3	—	789.3	—	789.3
Notes and capital leases	10,160.0	—	11,303.1	31.0	11,334.1

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	Carrying Value	Fair Value
Assets:
Other invested assets, long-term	$1,103.3	$1,103.3
Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	799.8	799.8
Notes and capital leases	8,895.6	9,871.7

7.	Income Taxes

During the three months ended June 30, 2012 and 2011, we recognized income tax expense of $405.0 and $305.8, respectively, which represents effective tax rates of 38.6% and 30.4%, respectively. During the six months ended June 30, 2012 and 2011, we recognized income tax expense of $858.3 and $806.3, respectively, which represents effective tax rates of 36.4% and 33.1%, respectively. The increase in the effective tax rate in 2012 primarily resulted from the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012 and, to a lesser extent, prior year federal and state audit settlements that occurred during 2011. These increases were partially offset by lower income before income tax expense. For additional information regarding the litigation settlement, see Note 10, “Commitments and Contingencies.”

8.	Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$4.0	$4.3	$1.7	$1.5
Interest cost	19.2	21.2	6.9	7.8
Expected return on assets	(33.6)	(32.0)	(5.3)	(4.3)
Recognized actuarial loss	7.6	6.4	3.7	2.6
Settlement loss	3.0	3.3	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.4)	(3.0)

Net periodic benefit cost	$—	$3.0	$3.6	$4.6

The components of net periodic benefit cost included in the consolidated statements of income for the six months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$8.2	$8.6	$3.4	$3.2
Interest cost	38.3	42.4	13.8	16.2
Expected return on assets	(67.3)	(64.1)	(10.5)	(8.6)
Recognized actuarial loss	15.2	12.9	7.1	5.2
Settlement loss	6.6	10.7	—	—
Amortization of prior service credit	(0.4)	(0.4)	(6.7)	(5.4)

Net periodic benefit cost	$0.6	$10.1	$7.1	$10.6

For the year ending December 31, 2012, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three and six months ended June 30, 2012 and 2011.

9.	Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this facility as of June 30, 2012 or at any time during the three and six months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2012, we had $789.3 outstanding under this program.

At maturity on April 9, 2012, we refinanced the $100.0 outstanding balance of our 1.430% fixed rate Federal Home Loan Bank secured loan to a three month term loan with a fixed interest rate of 0.370%.

On May 7, 2012, we issued $850.0 of 3.125% notes due 2022 and $900.0 of 4.625% notes due 2042 under our shelf registration statement. We intend to use the proceeds from this offering for working capital and for general corporate purposes, including, but not limited to, repayment of short-term and long-term debt. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.

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

In the Los Angeles County Superior Court, we are defending a lawsuit filed by the Los Angeles City Attorney alleging the wrongful rescission of individual insurance policies and representations made concerning rescission practices and policies. The suit names WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuit generally alleges unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Los Angeles City Attorney is requesting two thousand five hundred dollars ($2,500) per alleged violation of the California Business and Professions Code. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

We are currently defending several certified class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al.; Mary E. Ormond, et al. v. Anthem, Inc., et al.; and Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. In the Ormond suit, our motion to dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. The parties have reached an agreement to resolve the Ormond suit. On June 15, 2012, plaintiffs filed an unopposed motion for preliminary approval of a $90.0 cash settlement, including any amounts to be awarded for attorneys’ fees and expenses and other costs to administer the settlement. As a result, during the six months ended June 30, 2012, we recorded selling, general and administrative expense of $90.0, or $0.27 per diluted share, associated with this settlement, which was non-deductible for tax purposes. The Court granted plaintiffs’ motion and entered preliminary approval of the settlement on June 18, 2012. As a result, the trial that had been set for June 18, 2012 was vacated. The cash settlement was paid on July 3, 2012 into an escrow account in which the settlement funds will remain until the Court approves the settlement. A final fairness hearing on the settlement is scheduled for October 25, 2012. On November 4, 2009 a class was certified in the Mell suit. That class consists of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit has been dismissed. The plaintiffs have filed an appeal with the United States Court of Appeals for the Sixth Circuit Court. Argument on the appeal was held on January 20, 2012. We intend to vigorously defend the Mell and Gold lawsuits; however, their ultimate outcome cannot be presently determined.

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

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss the third amended consolidated complaint, which is pending. The OON surgical center voluntarily dismissed their claims. Fact discovery is complete. At the end of 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and that court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt, but has not yet issued an order on sanctions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $500.0 at June 30, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court has ordered that the Commissioner provide an updated plan of rehabilitation. This plan is expected to be filed during the fourth quarter of 2012. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.

Contractual Obligations and Commitments

On December 1, 2009, we entered into a ten-year agreement with Express Scripts, Inc. (“Express Scripts”) to provide pharmacy benefit management services for our plans. Under this agreement, Express Scripts is now the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services, transition services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at June 30, 2012.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at June 30, 2012 was $693.3 over a three year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at June 30, 2012 was $235.7 over a four year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

A summary of the cash dividend activity for the six months ended June 30, 2012 and 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5

Six Months Ended June 30, 2011
February 22, 2011	March 10, 2011	March 25, 2011	$0.25	$92.8
May 17, 2011	June 10, 2011	June 24, 2011	0.25	91.1

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

A summary of share repurchases for the period July 1, 2012 through July 12, 2012 (subsequent to June 30, 2012) and for the six months ended June 30, 2012 and 2011 is as follows:

	July 1, 2012 Through July 12, 2012	Six Months Ended June 30
		2012	2011
Shares repurchased	—	17.4	20.8
Average price per share	$—	$67.52	$69.92
Aggregate cost	$—	$1,173.6	$1,456.3
Authorization remaining at the end of each period	$3,160.2	$3,160.2	$667.2

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	20.0	$62.30
Granted	1.7	66.35
Exercised	(1.8)	46.19
Forfeited or expired	(1.1)	74.12

Outstanding at June 30, 2012	18.8	63.56	3.8	$121.7

Exercisable at June 30, 2012	15.5	63.20	3.4	$120.0

A summary of nonvested restricted stock unit activity for the six months ended June 30, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2012	4.0	$56.00
Granted	1.8	66.50
Vested	(2.0)	48.57
Forfeited	(0.2)	63.01

Nonvested at June 30, 2012	3.6	65.21

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2012 and 2011:

	2012	2011
Risk-free interest rate	1.41%	2.84%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.400%	0.379%
Weighted-average expected life (years)	4.1	4.0

The following weighted-average fair values were determined for the six months ended June 30, 2012 and 2011:

	2012	2011
Options granted during the period	$16.53	$17.81

12.	Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Denominator for basic earnings per share – weighted average shares	327.7	366.1	331.3	370.1
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	3.5	5.4	3.8	5.3

Denominator for diluted earnings per share	331.2	371.5	335.1	375.4

During the three months ended June 30, 2012 and 2011, weighted average shares related to certain stock options of 10.8 and 8.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2012 and 2011, weighted average shares related to certain stock options of 10.5 and 10.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the six months ended June 30, 2012, we issued approximately 1.8 restricted stock units under our stock incentive plans, 0.8 of whose vesting is contingent upon us meeting specified annual performance targets for 2012. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

Financial data by reportable segment for the three and six months ended June 30, 2012 and 2011 is as follows:

	Commercial	Consumer	Other	Total
Three Months Ended June 30, 2012:
Operating revenue from external customers	$8,388.7	$4,826.5	$1,958.1	$15,173.3
Operating gain	771.2	211.1	9.4	991.7
Three Months Ended June 30, 2011:
Operating revenue from external customers	$8,646.8	$4,353.4	$1,879.6	$14,879.8
Operating gain	747.2	176.7	22.8	946.7
Six Months Ended June 30, 2012:
Operating revenue from external customers	$16,895.2	$9,576.9	$3,851.4	$30,323.5
Operating gain	1,763.0	428.8	12.5	2,204.3
Six Months Ended June 30, 2011:
Operating revenue from external customers	$17,210.9	$8,587.8	$3,735.9	$29,534.6
Operating gain	1,872.3	382.5	42.2	2,297.0

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Reportable segments operating revenues	$15,173.3	$14,879.8	$30,323.5	$29,534.6
Net investment income	169.4	187.8	338.4	372.6
Net realized gains on investments	70.5	41.5	177.4	98.6
Other-than-temporary impairment losses recognized in income	(5.9)	(8.4)	(16.8)	(10.8)

Total revenues	$15,407.3	$15,100.7	$30,822.5	$29,995.0

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Reportable segments operating gain	$991.7	$946.7	$2,204.3	$2,297.0
Net investment income	169.4	187.8	338.4	372.6
Net realized gains on investments	70.5	41.5	177.4	98.6
Other-than-temporary impairment losses recognized in income	(5.9)	(8.4)	(16.8)	(10.8)
Interest expense	(117.6)	(103.6)	(226.7)	(209.5)
Amortization of other intangible assets	(59.5)	(56.6)	(118.2)	(113.4)

Income before income tax expense	$1,048.6	$1,007.4	$2,358.4	$2,434.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011 and the MD&A included in our 2011 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2012 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2012. Also see Part I, Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Overview

We manage our operations through three reportable segments: Commercial, Consumer and Other. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

On June 28, 2012, the U.S. Supreme Court issued a decision affirming that the majority of the provisions of the Patient Protection and Affordable Care Act, or ACA, are constitutional. However, the provision of the ACA related to the mandatory expansion of state Medicaid programs was declared unconstitutional. For additional discussion around the ACA and other provisions of health care reform legislation, see Part I, Item 1. “Business—Regulation” and Part I, Item 1A. “Risk Factors” included in our 2011 Annual Report on Form 10-K.

Executive Summary

We are one of the largest health benefits companies in the United States, serving 33.5 medical members through our affiliated health plans and more than 65.0 individuals through all subsidiaries as of June 30, 2012. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare and in certain California, Arizona and Nevada markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sell contact lenses, eyeglasses and other ocular products through our recently acquired 1-800 CONTACTS, Inc., or 1-800 CONTACTS, subsidiary.

Operating revenue for the three months ended June 30, 2012 was $15,173.3, an increase of $293.5, or 2.0%, from the three months ended June 30, 2011, reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premiums in our Consumer segment primarily resulted from membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary, which was acquired in August 2011. The premium revenue decrease in the Commercial segment was driven primarily by fully insured membership declines in our Local Group and National Accounts businesses resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Operating revenue for the six months ended June 30, 2012 was $30,323.5, an increase of $788.9, or 2.7%, from the six months ended June 30, 2011, reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premiums in our Consumer segment primarily resulted from membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary. The premium revenue decrease in the Commercial segment was driven primarily by fully insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Net income for the three months ended June 30, 2012 was $643.6, a decrease of $58.0, or 8.3%, from the three months ended June 30, 2011. This decrease in net income was primarily driven by non-tax deductible litigation settlement costs resulting in higher general and administrative expense and income tax expense, partially offset by higher operating gains in our Consumer and Commercial segments. For additional details, see Note 10, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q and “Consolidated Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011” included in this MD&A. Our fully-diluted earnings per share, or EPS, was $1.94 for the three months ended June 30, 2012, which represents a 2.6% increase over the EPS of $1.89 for the three months ended June 30, 2011. The increase in EPS resulted primarily from the lower number of shares outstanding in 2012 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Net income for the six months ended June 30, 2012 was $1,500.1, a decrease of $128.1, or 7.9%, from the six months ended June 30, 2011. This decrease in net income was primarily driven by non-tax deductible litigation settlement costs resulting in higher general and administrative expense and income tax expense and lower operating results in our Commercial segment, partially offset by improved operating results in our Consumer segment. For additional details, see Note 10, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q and “Consolidated Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011” included in this MD&A. Our fully-diluted EPS was $4.48 for the six months ended June 30, 2012, which represents a 3.2% increase over the EPS of $4.34 for the six months ended June 30, 2011. The increase in EPS resulted primarily from the lower number of shares outstanding in 2012 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income and adjusted EPS, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income and certain other items, if applicable, that we do not consider as part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Consolidated Results of Operations” discussion within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30
	2012	2011	Change	% Change
Net income	$643.6	$701.6	$(58.0)	(8.3)%
Less:
Net realized gains on investments	70.5	41.5	29.0
Other-than-temporary impairment losses on investments	(5.9)	(8.4)	2.5
Costs related to settlement of litigation matter	(34.0)	—	(34.0)
Costs related to 1-800 CONTACTS closing and integration	(9.2)	—	(9.2)
Tax effect of adjustments	(52.0)	(11.6)	(40.4)

Adjusted net income	$674.2	$680.1	$(5.9)	(0.9)%

EPS	$1.94	$1.89	$0.05	2.6%
Less:
Net realized gains on investments	0.21	0.11	0.10
Other-than-temporary impairment losses on investments	(0.02)	(0.02)	—
Costs related to settlement of litigation matter	(0.10)	—	(0.10)
Costs related to 1-800 CONTACTS closing and integration	(0.03)	—	(0.03)
Tax effect of adjustments	(0.16)	(0.03)	(0.13)

Adjusted EPS	$2.04	$1.83	$0.21	11.5%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30
	2012	2011	Change	% Change
Net income	$1,500.1	$1,628.2	$(128.1)	(7.9)%
Less:
Net realized gains on investments	177.4	98.6	78.8
Other-than-temporary impairment losses on investments	(16.8)	(10.8)	(6.0)
Costs related to settlement of litigation matter	(90.0)	—	(90.0)
Costs related to 1-800 CONTACTS closing and integration	(11.8)	—	(11.8)
Tax effect of adjustments	(60.6)	(30.7)	(29.9)

Adjusted net income	$1,501.9	$1,571.1	$(69.2)	(4.4)%

EPS	$4.48	$4.34	$0.14	3.2%
Less:
Net realized gains on investments	0.53	0.26	0.27
Other-than-temporary impairment losses on investments	(0.05)	(0.03)	(0.02)
Costs related to settlement of litigation matter	(0.27)	—	(0.27)
Costs related to 1-800 CONTACTS closing and integration	(0.04)	—	(0.04)
Tax effect of adjustments	(0.18)	(0.08)	(0.10)

Adjusted EPS	$4.49	$4.19	$0.30	7.2%

Operating cash flow for the six months ended June 30, 2012 was $1,744.6, or 1.2 times net income. Operating cash flow for the six months ended June 30, 2011 was $1,886.7. The decrease in operating cash flow from 2011 of $142.1 was driven primarily by increased medical claim payments and lower net income, partially offset by the early receipt of premiums for the third quarter of 2012 related to government contracts as well as lower incentive compensation payments.

Significant Transactions

Acquisition of 1-800 CONTACTS

On June 20, 2012, we completed our acquisition of 1-800 CONTACTS, the largest direct-to-consumer retailer of contact lenses in the United States, whose model is built on providing a superior customer experience and a wide selection of products at affordable prices. The acquisition strategically aligns with our efforts to capitalize on new opportunities for growth, and diversifies our revenue stream into the complementary and higher-margin eyewear business. For additional information regarding this acquisition, see Note 3, “Business Combinations,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Pending Acquisition of AMERIGROUP Corporation

On July 9, 2012, we announced that we had entered into a definitive agreement to acquire AMERIGROUP Corporation, or Amerigroup, one of the nation’s leading managed care companies that is focused on meeting the health care needs of financially vulnerable Americans. This acquisition will further our goal of creating better health care quality at more affordable prices for our customers. It will also advance our capabilities to more effectively and efficiently serve the growing Medicaid population, including the expanding dual eligible, seniors, persons with disabilities and long-term services and support markets. Under the terms of the agreement, we will pay $92.00 per share in cash to acquire all of the outstanding shares of Amerigroup for an estimated transaction value of approximately $4,900.0. The acquisition is expected to close by the end of the first quarter of 2013 and is subject to certain state regulatory approvals, standard closing conditions, customary approvals required under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of Amerigroup’s stockholders.

Sources and Uses of Capital

We regularly review the appropriate sources and uses of capital, including debt borrowings, common stock repurchases and dividends to shareholders. The issuance of debt and the declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.

For additional information regarding our sources and uses of capital during the three and six months ended June 30, 2012, see Note 9, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2012 and 2011. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
	2012	2011	Change	% Change
(In thousands)
Medical Membership
Customer Type
Local Group	14,612	15,197	(585)	(3.8)%
Individual	1,856	1,870	(14)	(0.7)
National:
National Accounts	7,098	7,471	(373)	(5.0)
BlueCard	5,061	4,947	114	2.3

Total National	12,159	12,418	(259)	(2.1)
Senior	1,516	1,353	163	12.0
State-Sponsored	1,888	1,838	50	2.7
FEP	1,516	1,510	6	0.4

Total Medical Membership by Customer Type	33,547	34,186	(639)	(1.9)

Funding Arrangement
Self-Funded	20,177	20,443	(266)	(1.3)
Fully-Insured	13,370	13,743	(373)	(2.7)

Total Medical Membership by Funding Arrangement	33,547	34,186	(639)	(1.9)

Reportable Segment
Commercial	26,771	27,615	(844)	(3.1)
Consumer	5,260	5,061	199	3.9
Other	1,516	1,510	6	0.4

Total Medical Membership by Reportable Segment	33,547	34,186	(639)	(1.9)

Other Membership & Customers
Behavioral Health Members	24,635	25,185	(550)	(2.2)
Life and Disability Members	4,865	5,040	(175)	(3.5)
Dental Members	3,865	4,025	(160)	(4.0)
Dental Administration Members	4,119	4,342	(223)	(5.1)
Vision Members	4,333	3,699	634	17.1
Medicare Advantage Part D Members	582	548	34	6.2
Medicare Part D Standalone Members	600	669	(69)	(10.3)
Retail Vision Customers	3,090	—	3,090	—

Medical Membership (in thousands)

During the twelve months ended June 30, 2012, total medical membership decreased 639, or 1.9%, primarily due to decreases in our Local Group and National Accounts membership. These decreases were partially offset by increases in our Senior and State-Sponsored membership.

Self-funded medical membership decreased 266, or 1.3%, primarily due to pricing increases in our National Accounts business as a result of our strategic decision to price in line with the significant value we provide to our members.

Fully-insured membership decreased 373, or 2.7%, primarily due to strategic product portfolio changes and heightened competition in certain Local Group markets, partially offset by the addition of membership from our CareMore acquisition in August 2011.

Local Group membership decreased 585, or 3.8%, primarily due to increased competition, strategic product portfolio changes in the New York market and network rental markets and negative in-group change.

Individual membership decreased 14, or 0.7%, primarily due to a heightened competitive environment in certain markets.

National Accounts membership decreased 373, or 5.0%, primarily driven by pricing increases in our self-funded National Accounts business as a result of our strategic decision to price in line with the significant value we provide to our members. In addition, negative in-group change contributed to the decrease.

BlueCard membership increased 114, or 2.3%, primarily due to favorable net sales and in-group change at other BCBSA plans whose members reside in or travel to our licensed areas.

Senior membership increased 163, or 12.0%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties and the addition of membership from our CareMore acquisition, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

State-Sponsored membership increased 50, or 2.7%, primarily due to growth in California, Virginia, Kansas and South Carolina, partially offset by exiting selected markets.

FEP membership increased 6, or 0.4%, primarily due to favorable in-group change.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 550, or 2.2%, primarily due to the overall declines in our fully-insured medical membership and negative in-group change.

Life and disability membership decreased 175, or 3.5%, primarily due to the overall declines in our Commercial fully-insured medical membership and negative in-group change. Life and disability products are generally offered as part of Commercial medical fully-insured membership sales.

Dental membership decreased 160, or 4.0%, primarily due to the lapse of a large dental contract, partially offset by the launch of new dental products in 2012.

Dental administration membership decreased 223, or 5.1%, primarily due to the lapse of a large contract for which we provided dental administrative services.

Vision membership increased 634, or 17.1%, primarily due to strong sales and positive in-group change in our National Accounts, Local Group and Senior businesses.

Medicare Advantage Part D membership increased 34, or 6.2%, primarily due to strong sales during the Medicare Advantage open enrollment period resulting from our geographic expansion into several new counties and the addition of membership from our CareMore acquisition, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

Medicare Part D standalone membership decreased 69, or 10.3%, primarily due to competitive pressure in certain markets.

Retail vision customers increased 3,090 due to our acquisition of 1-800 CONTACTS in June 2012.

Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2012 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2012 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend was driven by unit cost. Inpatient hospital trend was in the high single digit range and was primarily related to increases in the average cost per admission. Recent increases in the average case acuity (intensity) continue to abate. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members were slightly higher than prior year. Inpatient day counts per thousand members are growing at a slightly higher rate. While the average length of stay is lengthening slightly, the rate of increase is slowing. In addition to our re-contracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend was in the high single digit range and was 75% cost driven and 25% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room, lab, radiology, sleep studies and surgery settings. As an example, we recently launched an emergency room program and education campaign using Google Maps® to make it easier to find and use retail health clinics and urgent care centers for non-emergency conditions when regular physicians are not available. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

Physician services trend was in the mid single digit range and was 75% unit cost related and 25% utilization related. Increases in the physician care category were partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs and bundled payment initiatives. Additionally, we continue to enhance our ability to detect and defer fraud and abuse, reducing waste in the system.

Pharmacy trend was in the high single digit range and driven primarily by unit cost (cost per prescription). Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform as evidenced by the introduction of the Patient Centered Primary Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping improve patient care while lowering costs. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.

As evidenced by our acquisition of CareMore, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting precious financial resources of seniors and the Medicare program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

Consolidated Results of Operations

Our consolidated summarized results of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

					Change
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30			Six Months Ended June 30
					2012 vs. 2011			2012 vs. 2011
	2012	2011	2012	2011	$	%		$	%
Total operating revenue	$15,173.3	$14,879.8	$30,323.5	$29,534.6	$293.5	2.0%		$788.9	2.7%
Net investment income	169.4	187.8	338.4	372.6	(18.4)	(9.8)		(34.2)	(9.2)
Net realized gains on investments	70.5	41.5	177.4	98.6	29.0	69.9		78.8	79.9
Other-than-temporary impairment losses on investments	(5.9)	(8.4)	(16.8)	(10.8)	2.5	(29.8)		(6.0)	55.6

Total revenues	15,407.3	15,100.7	30,822.5	29,995.0	306.6	2.0		827.5	2.8
Benefit expense	12,093.1	11,922.0	23,865.0	23,150.0	171.1	1.4		715.0	3.1
Selling, general and administrative expense	2,081.8	2,011.1	4,247.5	4,087.6	70.7	3.5		159.9	3.9
Cost of products	6.7	—	6.7	—	6.7	—		6.7	—
Other expense[1]	177.1	160.2	344.9	322.9	16.9	10.5		22.0	6.8

Total expenses	14,358.7	14,093.3	28,464.1	27,560.5	265.4	1.9		903.6	3.3

Income before income tax expense	1,048.6	1,007.4	2,358.4	2,434.5	41.2	4.1		(76.1)	(3.1)
Income tax expense	405.0	305.8	858.3	806.3	99.2	32.4		52.0	6.4

Net income	$643.6	$701.6	$1,500.1	$1,628.2	$(58.0)	(8.3)		$(128.1)	(7.9)

Average diluted shares outstanding	331.2	371.5	335.1	375.4	(40.3)	(10.8)%		(40.3)	(10.7)%
Diluted net income per share	$1.94	$1.89	$4.48	$4.34	$0.05	2.6%		0.14	3.2%
Benefit expense ratio[2]	85.4%	85.7%	84.3%	83.9%		(30)	bp3		40	bp3
Selling, general and administrative expense ratio[4]	13.7%	13.5%	14.0%	13.8%		20	bp3		20	bp3
Income before income taxes as a percentage of total revenue	6.8%	6.7%	7.7%	8.1%		10	bp3		(40)	bp3
Net income as a percentage of total revenue	4.2%	4.6%	4.9%	5.4%		(40)	bp3		(50)	bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Total operating revenue increased $293.5, or 2.0%, to $15,173.3 in 2012, resulting primarily from higher premiums and, to a lesser extent, increased other revenue and administrative fees. The higher premiums are due primarily to membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary, which was acquired in August 2011. Premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends, as well as increased reimbursement in our FEP business, also contributed to the increased premiums. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members, partially offset by membership declines in our self-funded National Accounts business. The increase in other revenue includes product sales from our recently acquired 1-800 CONTACTS business.

Net investment income decreased $18.4, or 9.8%, to $169.4 in 2012, primarily due to lower investment balances and lower investment yields in the current year.

Net realized gains on investments increased $29.0, or 69.9%, to $70.5 in 2012, primarily due to increased realized gains resulting from sales of fixed maturity securities.

Benefit expense increased $171.1, or 1.4%, to $12,093.1 in 2012, primarily due to increases in our Senior, State-Sponsored, FEP and Individual businesses. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including membership acquired with CareMore. The increases in our State-Sponsored, FEP and Individual businesses were driven primarily by increased benefit cost trends. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above, as well as favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

Our benefit expense ratio decreased 30 basis points to 85.4% in 2012, primarily due to improvements in our Senior business and the favorable prior year reserve development. These benefit expense ratio increases were partially offset by higher medical costs in our State-Sponsored business with no corresponding premium revenue increases as a result of delayed premium rate increases due to budgetary pressures in certain states.

Selling, general and administrative expense increased $70.7, or 3.5%, to $2,081.8 in 2012, primarily due to additional selling, general and administrative expense related to our CareMore subsidiary, which was acquired in August 2011, and the impact of litigation settlement expenses, partially offset by lower incentive compensation costs.

Our selling, general and administrative expense ratio increased 20 basis points to 13.7% in 2012, primarily due to the increased selling, general and administrative expense discussed in the preceding paragraph, partially offset by the effect of the increase in operating revenue.

Income tax expense increased $99.2, or 32.4%, to $405.0 in 2012, primarily due to an increase in the effective tax rate resulting mainly from non-tax deductible litigation settlement expenses and, to a lesser degree, higher income before income tax expense. The effective tax rates in 2012 and 2011 were 38.6% and 30.4%, respectively. The effective tax rate in 2012 increased from the impact of the non-tax deductible litigation settlement expenses, while the effective tax rate in 2011 was abnormally low due to prior tax year federal and state audit settlements.

Our net income as a percentage of total revenue decreased 40 basis points to 4.2% in 2012 as compared to 2011 as a result of all factors discussed above.

Six Months Ended June 30, 2012 Compared to the Six Month Ended June 30, 2011

Total operating revenue increased $788.9, or 2.7%, to $30,323.5 in 2012, resulting primarily from higher premiums and, to a lesser extent, increased administrative fees. The higher premiums are due primarily to membership growth in our Senior Medicare Advantage business, including additional membership from our CareMore subsidiary, which was acquired in August 2011. Premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends, increased reimbursement in our FEP business and growth in our State-Sponsored business in certain states also contributed to the increased premiums. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members, partially offset by membership declines in our self-funded National Accounts business.

Net investment income decreased $34.2, or 9.2%, to $338.4 in 2012, primarily due to lower investment balances and lower investment yields in the current year.

Net realized gains on investments increased $78.8, or 79.9%, to $177.4 in 2012, primarily due to increased realized gains resulting from sales of fixed maturity securities.

Benefit expense increased $715.0, or 3.1%, to $23,865.0 in 2012, primarily due to increases in our Senior, State-Sponsored, FEP and Individual businesses. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including membership acquired with CareMore. The increases in our State-Sponsored, FEP and Individual businesses were driven primarily by increased benefit cost trends. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above, as well as favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

Our benefit expense ratio increased 40 basis points to 84.3% in 2012, primarily due to higher medical costs and lower premium revenues in our Local Group business, as well as higher medical costs in our State-Sponsored business with no corresponding premium revenue increases as a result of delayed premium rate increases due to budgetary pressures in certain states. These benefit expense ratio increases were partially offset by improvements in our Senior business and the favorable prior year reserve development.

Selling, general and administrative expense increased $159.9, or 3.9%, to $4,247.5 in 2012, primarily due to additional selling, general and administrative expense related to our CareMore subsidiary, the impact of litigation settlement expenses and increased advertising expenses associated with our company-wide branding campaign. These increases were partially offset by lower incentive compensation costs.

Our selling, general and administrative expense ratio increased 20 basis points to 14.0% in 2012, primarily due to the increased selling, general and administrative expenses discussed in the preceding paragraph, partially offset by the effect of the increase in operating revenue.

Income tax expense increased $52.0, or 6.4%, to $858.3 in 2012, primarily due to an increase in the effective tax rate resulting mainly from non-tax deductible litigation settlement expenses, partially offset by lower income before income tax expense. The effective tax rates in 2012 and 2011 were 36.4% and 33.1%, respectively. The effective tax rate in 2012 increased from the impact of the non-tax deductible litigation settlement expenses, while the effective tax rate in 2011 was abnormally low due to prior tax year federal and state audit settlements.

Our net income as a percentage of total revenue decreased 50 basis points to 4.9% in 2012 as compared to 2011 as a result of all factors discussed above.

Reportable Segments Results of Operations

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three and six months ended June 30, 2012 and 2011 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer and Other segments’ summarized results of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

					Change
					Three Months Ended				Six Months Ended
	Three Months Ended		Six Months Ended		June 30				June 30
	June 30		June 30		2012 vs. 2011				2012 vs. 2011
	2012	2011	2012	2011	$		%		$	%
Commercial
Operating revenue	$8,388.7	$8,646.8	$16,895.2	17,210.9	$(258.1)		(3.0)%		$(315.7)	(1.8)%
Operating gain	$771.2	$747.2	$1,763.0	1,872.3	$24.0		3.2%		$(109.3)	(5.8)%
Operating margin	9.2%	8.6%	10.4%	10.9%	NA	[1]	60	bp	NA [1]	(50	)bp

Consumer
Operating revenue	$4,826.5	$4,353.4	$9,576.9	8,587.8	$473.1		10.9%		$989.1	11.5%
Operating gain	$211.1	$176.7	$428.8	382.5	$34.4		19.5%		$46.3	12.1%
Operating margin	4.4%	4.1%	4.5%	4.5%	NA	[1]	30	bp	NA [1]	-	bp

Other
Operating revenue	$1,958.1	$1,879.6	$3,851.4	3,735.9	$78.5		4.2%		$115.5	3.1%
Operating gain	$9.4	$22.8	$12.5	42.2	$(13.4)		(58.8)%		$(29.7)	(70.4)%

[1]	Not Applicable

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Commercial

Operating revenue decreased $258.1, or 3.0%, to $8,388.7 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends and increased administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members.

Operating gain increased $24.0, or 3.2%, to $771.2 in 2012, primarily due to favorable prior year reserve development in 2012, compared to modest reserve strengthening in 2011, and reduced selling expenses resulting from fully-insured membership declines in our Local Group business due to strategic product portfolio changes in certain states, partially offset by increased benefit cost trends in our Local Group business.

The operating margin in 2012 was 9.2%, a 60.0 basis point increase from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $473.1, or 10.9%, to $4,826.5 in 2012, primarily due to membership growth in our Medicare Advantage business, including membership acquired with CareMore.

Operating gain increased $34.4, or 19.5%, to $211.1 in 2012, primarily due to improved results in our Senior Medicare Advantage and Individual businesses, partially offset by declines in our State-Sponsored business due to higher benefit cost trends with no corresponding premium revenue increases as a result of delayed premium rate increases due to budgetary pressures in certain states.

The operating margin in 2012 was 4.4%, a 30.0 basis point increase from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $78.5, or 4.2%, to $1,958.1 in 2012, primarily due to growth in our FEP business resulting primarily from premium rate increases designed to cover overall cost trends during 2012.

Operating gain decreased $13.4 to $9.4 in 2012, primarily due to increased unallocated general and administrative expenses, including litigation settlement expenses, which were partially offset by lower incentive compensation costs.

Six Months Ended June 30, 2012 Compared to the Six Month Ended June 30, 2011

Commercial

Operating revenue decreased $315.7, or 1.8%, to $16,895.2 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends and increased administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses as a result of our strategic decision to price in line with the significant value we provide to our members.

Operating gain decreased $109.3, or 5.8%, to $1,763.0 in 2012, primarily due to declines in our Local Group business resulting from membership losses and the decreased operating revenue discussed in the preceding paragraph, partially offset by favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

The operating margin in 2012 was 10.4%, a 50.0 basis point decrease over 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $989.1, or 11.5%, to $9,576.9 in 2012, primarily due to membership growth in our Medicare Advantage business, including membership acquired with CareMore, and, to a lesser extent, growth in our State-Sponsored business in certain states.

Operating gain increased $46.3, or 12.1%, to $428.8 in 2012, primarily due to improved results in our Medicare Advantage business and favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011. These increases were partially offset by declines in our State-Sponsored business due to higher benefit cost trends with no corresponding premium revenue increases as a result of delayed premium rate increases due to budgetary pressures in certain states.

The operating margin remained consistent in 2012 at 4.5%, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $115.5, or 3.1%, to $3,851.4 in 2012, primarily due to growth in our FEP business resulting primarily from premium rate increases designed to cover overall cost trends during 2012.

Operating gain decreased $29.7 to $12.5 in 2012, primarily due to increased unallocated general and administrative expenses, including litigation settlement expenses, which were partially offset by lower incentive compensation costs.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2011 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2012, our critical accounting policies and estimates have not changed from those described in our 2011 Annual Report on Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. Also as discussed above, as of June 30, 2012, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2011 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2012 and 2011 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2012	2011	2011	2010	2009
Gross medical claims payable, beginning of period	$5,489.0	$4,852.4	$4,852.4	$5,450.5	$6,184.7
Ceded medical claims payable, beginning of period	(16.4)	(32.9)	(32.9)	(29.9)	(60.3)

Net medical claims payable, beginning of period	5,472.6	4,819.5	4,819.5	5,420.6	6,124.4

Business combinations and purchase adjustments	—	—	100.9	—	2.8
Net incurred medical claims:
Current year	24,032.8	23,101.3	47,281.6	45,077.1	47,315.1
Prior years redundancies	(482.0)	(222.3)	(209.7)	(718.0)	(807.2)

Total net incurred medical claims	23,550.8	22,879.0	47,071.9	44,359.1	46,507.9

Net payments attributable to:
Current year medical claims	19,057.5	18,135.1	41,999.0	40,387.8	42,056.9
Prior years medical claims	4,576.2	4,245.3	4,520.7	4,572.4	5,157.6

Total net payments	23,633.7	22,380.4	46,519.7	44,960.2	47,214.5

Net medical claims payable, end of period	5,389.7	5,318.1	5,472.6	4,819.5	5,420.6
Ceded medical claims payable, end of period	26.2	23.5	16.4	32.9	29.9

Gross medical claims payable, end of period	$5,415.9	$5,341.6	$5,489.0	$4,852.4	$5,450.5

Current year medical claims paid as a percentage of current year net incurred medical claims	79.3%	78.5%	88.8%	89.6%	88.9%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	9.7%	4.8%	4.5%	15.3%	15.2%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.0%	0.5%	0.5%	1.5%	1.7%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2012 and 2011, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2012	2011
Assumed trend factors	$368.2	$262.7
Assumed completion factors	113.8	(40.4)

Total	$482.0	$222.3

The favorable development recognized in 2012 resulted from trend factors in late 2011 developing more favorably than originally expected. Additional utilization had been assumed in excess of normal year-end benefit seasonality developing at a lower level. Favorable development in the completion factors resulting from operational improvements in the latter part of 2011 also contributed to the favorability. The favorable development recognized in 2011 resulted primarily from trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.8% for 2011, 89.6% for 2010 and 88.9% for 2009. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The six month periods presented above show that as of June 30, 2012, 79.3% of current year net incurred medical claims had been paid in the period incurred, as compared to 78.5% for the same period in 2011. In 2011, the ratio was impacted by the influx of Medicare mass adjustment claims in the first half of the year.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six month period ended June 30, 2012, this metric was 9.7%, reflecting the acceleration in claim processing that occurred in late 2011 which had not been fully recognized in completion factor development and trend factors at the end of the year. For the six month period ended June 30, 2011, this metric was 4.8%, reflecting a lower level of redundancies. This metric was 4.5%, 15.3% and 15.2% for the years ended December 31, 2011, 2010 and 2009, respectively.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the six months ended June 30, 2012, this metric was 1.0%, which was calculated using the redundancy of $482.0 shown above. For the six months ended June 30, 2011, the comparable metric was 0.5%, which was calculated using the redundancy of $222.3 and which represents an estimate based on paid medical claims activity from January 1, 2011 to June 30, 2011. This metric was 0.5% for full year 2011, 1.5% for 2010 and 1.7% for full year 2009, and demonstrates the previously mentioned lower level of redundancies in 2011, along with the generally consistent level of reserve conservatism.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurement, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows. However, we have added certain disclosures related to fair value measurements in Note 6, “Fair Value” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There were no other new accounting pronouncements issued or that became effective during the six months ended June 30, 2012 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

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

Liquidity

The table below outlines the decrease in cash and cash equivalents for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30
	2012	2011
Cash flows provided by (used in):
Operating activities	$1,744.6	$1,886.7
Investing activities	(1,967.2)	(470.2)
Financing activities	(25.2)	(1,509.3)
Effect of foreign exchange rates on cash and cash equivalents	(0.7)	3.8

Decrease in cash and cash equivalents	$(248.5)	$(89.0)

During the six months ended June 30, 2012, net cash flow provided by operating activities was $1,744.6, compared to $1,886.7 for the six months ended June 30, 2011, a decrease of $142.1. This decrease was driven primarily by increased medical claim payments and lower net income, partially offset by the early receipt of premiums for the third quarter of 2012 related to government contracts as well as lower incentive compensation payments.

Net cash flow used in investing activities was $1,967.2 during the six months ended June 30, 2012, compared to $470.2 for the six months ended June 30, 2011. The increase in cash flow used in investing activities of $1,497.0 between the two periods primarily resulted from the purchase of 1-800 CONTACTS, an increase in net purchases of investments and an increase in purchases of property and equipment, partially offset by changes in securities lending collateral.

Net cash flow used in financing activities was $25.2 during the six months ended June 30, 2012, compared to $1,509.3 for the six months ended June 30, 2011. The decrease in cash flow used in financing activities of $1,484.1 primarily resulted from an increase in proceeds from long-term borrowings and a decrease in common stock repurchases, partially offset by a decrease in the proceeds from the issuance of common stock under our employee stock plans, changes in bank overdrafts and changes in securities lending payable.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $21,782.0 at June 30, 2012. Since December 31, 2011, total cash, cash equivalents and investments, including long-term investments, increased by $1,085.5 primarily due to cash generated from operations, increased debt balances and changes in unrealized gains on investments, partially offset by common stock repurchases, our acquisition of 1-800 CONTACTS, the repayment of long-term debt, purchases of property and equipment and cash dividends paid to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.

At June 30, 2012, we held at the parent company $2,509.1 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 32.0% and 29.6% as of June 30, 2012 and December 31, 2011, respectively.

Our senior debt is rated “A-” by Standard & Poor’s, “A-” by Fitch, Inc., “Baa1” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We regularly review the appropriate use of capital, including debt borrowings, common stock repurchases and dividends to shareholders. The issuance of debt and the declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.

For additional information regarding our sources and uses of capital at June 30, 2012, see Note 9, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, capital acquisitions, including the pending acquisition of Amerigroup, and other strategic transactions.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings and those of AMERIGROUP Corporation with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; our ability to consummate the acquisition of AMERIGROUP

Corporation and our ability to achieve expected synergies and operating efficiencies in the AMERIGROUP Corporation and 1-800 CONTACTS, Inc. acquisitions within the expected timeframes or at all and to successfully integrate our operations; such integrations may be more difficult, time consuming or costly than expected; revenues following the transactions may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients and suppliers, may be greater than expected following the transactions; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at health benefits companies and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; risks inherent in selling healthcare products in the consumer retail market; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our license with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at June 30, 2012, see the “Litigation” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

The acquisition of a retail contact lenses distributor exposes us to certain risks inherent in the consumer retail market that may adversely affect our business, cash flow, financial condition and results of operations.

Our acquisition of 1-800 CONTACTS, Inc., a direct marketer of contact lenses and eyeglasses through telephone and Internet sites, exposes us to certain new risks inherent in the consumer eye care retail market. We rely on manufacturers of contact lenses, eyeglass frames, prescription eyeglass lenses, and other associated products to supply sufficient quantities for our needs, and to employ best manufacturing practices to avoid product liability claims. Selling prescription medical devices creates numerous regulatory risks due to applicable rules promulgated by the U.S. Food and Drug Administration and the Federal Trade Commission. These regulations include prescription verification rules, labeling and usage instructions and document retention requirements. Business licensing and registration requirements vary from state to state. These requirements are usually interpreted and enforced by state attorneys general. Violations of any of the federal or state regulations and requirements could result in civil or criminal penalties or injunctions. All of these risks could result in regulatory action which could have a material adverse effect on our business, cash flow, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2012 to April 30, 2012	2,835,069	$70.74	2,833,000	$3,453.5
May 1, 2012 to May 31, 2012	3,485,147	66.95	3,480,200	3,220.5
June 1, 2012 to June 30, 2012	894,023	67.75	891,000	3,160.2

	7,214,239		7,204,200

[1]

Total number of shares purchased includes 10,039 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2012, we repurchased 7,204,200 shares at a cost of $493.7 under the program.

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

WELLPOINT, INC. Registrant

Date: July 25, 2012	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 25, 2012	By:	/s/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of July 9, 2012 by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 10, 2012.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective December 9, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2010.

4.1

Indenture dated as of January 10, 2006 between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (formerly known as The Bank of New York Trust Company, N.A.), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 11, 2006, SEC File No. 001-16751.

(a)    Form of the 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2012.

(b)    Form of the 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 7, 2012.

4.2	Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.