Form 10-Q
period 2012-09-30
WELLPOINT, INC
filed 2012-11-07
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value	303,655,451 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,442.1	$2,201.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,511.1 and $15,233.6)	18,485.5	15,913.1
Equity securities (cost of $849.1 and $937.7)	1,187.4	1,188.1
Other invested assets, current	16.9	14.8
Accrued investment income	164.9	172.0
Premium and self-funded receivables	3,645.7	3,402.9
Other receivables	847.3	943.9
Income taxes receivable	213.0	105.8
Securities lending collateral	700.9	871.4
Deferred tax assets, net	61.1	424.8
Other current assets	1,875.5	1,859.0

Total current assets	29,640.3	27,097.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $237.9 and $240.8)	244.1	246.8
Equity securities (cost of $26.7 and $28.4)	29.4	28.8
Other invested assets, long-term	1,236.1	1,103.3
Property and equipment, net	1,536.5	1,418.1
Goodwill	14,469.1	13,858.7
Other intangible assets	8,210.5	7,931.7
Other noncurrent assets	451.9	433.6

Total assets	$55,817.9	$52,118.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$5,523.2	$5,489.0
Reserves for future policy benefits	60.8	55.1
Other policyholder liabilities	2,229.0	2,278.2

Total policy liabilities	7,813.0	7,822.3
Unearned income	823.7	926.5
Accounts payable and accrued expenses	2,648.5	3,124.1
Security trades pending payable	138.1	51.7
Securities lending payable	701.0	872.5
Short-term borrowings	192.0	100.0
Current portion of long-term debt	0.2	1,274.5
Other current liabilities	1,766.6	1,727.1

Total current liabilities	14,083.1	15,898.7
Long-term debt, less current portion	13,395.7	8,420.9
Reserves for future policy benefits, noncurrent	723.2	730.7
Deferred tax liabilities, net	2,841.5	2,724.0
Other noncurrent liabilities	957.9	1,055.9

Total liabilities	32,001.4	28,830.2

Commitment and contingencies - Note 10
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 314,012,463 and 339,372,680	3.1	3.4
Additional paid-in capital	10,869.7	11,679.2
Retained earnings	12,556.8	11,490.7
Accumulated other comprehensive income	386.9	114.9

Total shareholders’ equity	23,816.5	23,288.2

Total liabilities and shareholders’ equity	$55,817.9	$52,118.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2012	2011	2012	2011
Revenues
Premiums	$14,037.1	$14,181.6	$42,336.6	$41,779.3
Administrative fees	955.6	963.1	2,928.9	2,882.8
Other revenue	141.0	10.4	191.7	27.6

Total operating revenue	15,133.7	15,155.1	45,457.2	44,689.7
Net investment income	168.6	170.9	507.0	543.5
Net realized gains on investments	54.6	94.9	232.0	193.5
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(3.8)	(28.8)	(24.0)	(44.7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	5.9	3.4	11.0

Other-than-temporary impairment losses recognized in income	(3.8)	(22.9)	(20.6)	(33.7)

Total revenues	15,353.1	15,398.0	46,175.6	45,393.0
Expenses
Benefit expense	11,984.8	12,062.9	35,849.8	35,212.9
Selling, general and administrative expense:
Selling expense	390.2	403.0	1,176.5	1,205.6
General and administrative expense	1,688.4	1,716.6	5,149.6	5,001.6

Total selling, general and administrative expense	2,078.6	2,119.6	6,326.1	6,207.2
Cost of products	66.5	—	73.2	—
Interest expense	133.6	108.2	360.3	317.7
Amortization of other intangible assets	63.9	62.1	182.1	175.5

Total expenses	14,327.4	14,352.8	42,791.5	41,913.3

Income before income tax expense	1,025.7	1,045.2	3,384.1	3,479.7
Income tax expense	334.5	362.0	1,192.8	1,168.3

Net income	$691.2	$683.2	$2,191.3	$2,311.4

Net income per share
Basic	$2.17	$1.92	$6.70	$6.33

Diluted	$2.15	$1.90	$6.63	$6.24

Dividends per share	$0.2875	$0.25	$0.8625	$0.75

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2012	2011	2012	2011
Net income	$691.2	$683.2	$2,191.3	$2,311.4
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	168.3	(202.3)	248.5	(104.3)
Change in non-credit component of other-than-temporary impairment losses on investments	—	(2.0)	4.4	2.3
Change in net unrealized gains/losses on cash flow hedges	(1.0)	(11.3)	(0.6)	(10.6)
Change in net periodic pension and postretirement costs	6.9	5.3	19.9	19.0
Foreign currency translation adjustments	0.5	(1.2)	(0.2)	1.2

Other comprehensive income (loss)	174.7	(211.5)	272.0	(92.4)

Total comprehensive income	$865.9	$471.7	$2,463.3	$2,219.0

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(In millions)	2012	2011
Operating activities
Net income	$2,191.3	$2,311.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(232.0)	(193.5)
Other-than-temporary impairment losses recognized in income	20.6	33.7
Loss on disposal of assets	1.6	2.5
Deferred income taxes	255.3	151.3
Amortization, net of accretion	474.8	386.3
Depreciation expense	72.8	71.1
Share-based compensation	123.7	98.1
Excess tax benefits from share-based compensation	(23.2)	(38.4)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(133.2)	(357.2)
Other invested assets	(26.6)	(8.6)
Other assets	(33.3)	(107.1)
Policy liabilities	(16.8)	647.9
Unearned income	(102.8)	747.2
Accounts payable and accrued expenses	(446.7)	(412.2)
Other liabilities	(57.5)	(5.1)
Income taxes	(79.5)	14.1
Other, net	(3.7)	(25.0)

Net cash provided by operating activities	1,984.8	3,316.5
Investing activities
Purchases of fixed maturity securities	(11,808.8)	(10,017.2)
Proceeds from fixed maturity securities:
Sales	8,433.4	8,187.1
Maturities, calls and redemptions	1,347.8	1,561.3
Purchases of equity securities	(245.1)	(219.0)
Proceeds from sales of equity securities	312.3	122.1
Purchases of other invested assets	(153.7)	(139.9)
Proceeds from sales of other invested assets	25.4	19.3
Changes in securities lending collateral	171.5	128.2
Purchases of subsidiaries, net of cash acquired	(992.3)	(602.3)
Purchases of property and equipment	(375.1)	(334.4)
Proceeds from sales of property and equipment	0.4	1.3
Other, net	(0.9)	(29.7)

Net cash used in investing activities	(3,285.1)	(1,323.2)
Financing activities
Net proceeds from commercial paper borrowings	30.1	658.6
Proceeds from long-term borrowings	4,935.2	1,097.4
Repayments of long-term borrowings	(1,251.2)	(703.8)
Proceeds from short-term borrowings	392.0	100.0
Repayments of short-term borrowings	(300.0)	(100.0)
Changes in securities lending payable	(171.5)	(128.4)
Changes in bank overdrafts	(94.6)	159.7
Repurchase and retirement of common stock	(1,828.8)	(2,354.2)
Cash dividends	(280.0)	(272.1)
Proceeds from issuance of common stock under employee stock plans	86.7	229.2
Excess tax benefits from share-based compensation	23.2	38.4

Net cash provided by (used in) financing activities	1,541.1	(1,275.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	1.5

Change in cash and cash equivalents	240.5	719.6
Cash and cash equivalents at beginning of period	2,201.6	1,788.8

Cash and cash equivalents at end of period	$2,442.1	$2,508.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2012	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	2,191.3	—	2,191.3
Other comprehensive income	—	—	—	—	272.0	272.0
Repurchase and retirement of common stock	(28.6)	(0.3)	(986.4)	(842.1)	—	(1,828.8)
Dividends and dividend equivalents	—	—	—	(283.1)	—	(283.1)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	—	176.9	—	—	176.9

September 30, 2012	314.0	$3.1	$10,869.7	$12,556.8	$386.9	$23,816.5

January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	2,311.4	—	2,311.4
Other comprehensive loss	—	—	—	—	(92.4)	(92.4)
Repurchase and retirement of common stock	(34.2)	(0.3)	(1,168.6)	(1,185.3)	—	(2,354.2)
Dividends and dividend equivalents	—	—	—	(274.9)	—	(274.9)
Issuance of common stock under employee stock plans, net of related tax benefits	5.7	—	315.6	—	—	315.6

September 30, 2011	349.2	$3.5	$12,009.6	$11,572.8	$132.2	$23,718.1

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in the United States, serving 33.5 medical members through our affiliated health plans and more than 63.7 individuals through all subsidiaries as of September 30, 2012. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our recently acquired 1-800 CONTACTS, Inc., or 1-800 CONTACTS, subsidiary.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 have been recorded. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

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

Acquisition of 1-800 CONTACTS

On June 20, 2012, we completed our acquisition of 1-800 CONTACTS, the largest direct-to-consumer retailer of contact lenses in the United States, whose model is built on providing a superior customer experience and a wide selection of ocular products at affordable prices. The acquisition strategically aligns with our efforts to capitalize on new opportunities for growth to diversify our revenue stream into complementary and higher-margin specialty businesses.

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 805—Business Combinations, or ASC 805, the consideration transferred was allocated to the fair value of 1-800 CONTACTS’ assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in non tax-deductible goodwill of $612.3 at September 30, 2012, all of which was allocated to our Commercial segment. Goodwill recognized from the acquisition of 1-800 CONTACTS primarily relates to the expected future growth of 1-800 CONTACTS’ business and further expansion of product offerings, including eyeglasses. In accordance with ASC 805, any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

The fair value of the net assets acquired from 1-800 CONTACTS includes $449.4 of other intangible assets, which primarily consist of finite-lived customer relationships with an amortization period of 13 years and indefinite-lived trade names.

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

Pending Acquisition of AMERIGROUP Corporation

On July 9, 2012, we announced that we had entered into a definitive agreement to acquire AMERIGROUP Corporation, or Amerigroup, one of the nation’s leading managed care companies that is focused on meeting the health care needs of financially vulnerable Americans. This acquisition will further our goal of creating better health care quality at more affordable prices for our customers. It will also advance our capabilities to more effectively and efficiently serve the growing Medicaid population, including the expanding dual eligible, seniors, persons with disabilities and long-term services and support markets. Under the terms of the agreement, we will pay $92.00 per share in cash to acquire all of the outstanding shares of Amerigroup for an estimated transaction value of approximately $4,900.0. The acquisition, which was approved by Amerigroup’s shareholders on October 23, 2012, remains subject to certain state regulatory approvals, standard closing conditions and approvals required under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of 2012.

4.	Restructuring Activities

As a result of restructuring activities implemented during 2011, 2010 and 2009, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2011 restructuring activities were initiated as a result of our efforts to improve, streamline and make our core business processes more efficient and effective. Activity related to these liabilities for the nine months ended September 30, 2012, by reportable segment, is as follows:

	Commercial	Consumer	Other	Total
2011 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2012	$51.8	$11.8	$0.7	$64.3
Payments	(20.4)	(4.6)	(0.3)	(25.3)
Liability released	(3.1)	(0.7)	—	(3.8)

Liability for employee termination costs at September 30, 2012	28.3	6.5	0.4	35.2
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2012	17.2	5.7	1.9	24.8
Payments	(2.7)	(0.9)	(1.0)	(4.6)
Liability released	(1.6)	(0.5)	(0.1)	(2.2)

Liability for lease and other contract exit costs at September 30, 2012	12.9	4.3	0.8	18.0

Total liability for 2011 restructuring activities at September 30, 2012	$41.2	$10.8	$1.2	$53.2

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform legislation. At September 30, 2012, our total liability for 2010 restructuring activities was $10.5, of which $4.5 related to employee termination costs and $6.0 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2012. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

The 2009 restructuring activities were executed as a result of a realignment of our corporate strategy. At September 30, 2012, our total liability for 2009 restructuring activities was $27.3, which was primarily comprised of lease and other contract exit costs. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

5.	Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $3.8 and $22.9 for the three months ended September 30, 2012 and 2011, respectively. Other-than-temporary impairment losses recognized in income totaled $20.6 and $33.7 for the nine months ended September 30, 2012 and 2011, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2012 and 2011. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the three and nine months ended September 30, 2012 and 2011.

A summary of current and long-term investments, available-for-sale, at September 30, 2012 and December 31, 2011 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	Greater than 12 Months
September 30, 2012:
Fixed maturity securities:
United States Government securities	$447.4	$19.4	$—	$—	$466.8	$—
Government sponsored securities	168.1	2.8	—	—	170.9	—
States, municipalities and political subdivisions - tax-exempt	5,099.1	421.3	(0.6)	(2.2)	5,517.6	—
Corporate securities	8,933.5	412.7	(13.1)	(13.1)	9,320.0	(1.7)
Options embedded in convertible debt securities	78.3	—	—	—	78.3	—
Residential mortgage-backed securities	2,407.0	129.2	(0.2)	(2.8)	2,533.2	(0.4)
Commercial mortgage-backed securities	346.3	24.7	(0.1)	(0.1)	370.8	—
Other debt obligations	269.3	6.5	(0.2)	(3.6)	272.0	(1.3)

Total fixed maturity securities	17,749.0	1,016.6	(14.2)	(21.8)	18,729.6	$(3.4)

Equity securities	875.8	357.3	(16.3)	—	1,216.8

Total investments, available-for-sale	$18,624.8	$1,373.9	$(30.5)	$(21.8)	$19,946.4

December 31, 2011:
Fixed maturity securities:
United States Government securities	$564.9	$39.9	$(0.1)	$—	$604.7	$—
Government sponsored securities	173.1	2.5	—	—	175.6	—
States, municipalities and political subdivisions - tax-exempt	4,994.2	352.3	(3.9)	(15.0)	5,327.6	(0.5)
Corporate securities	6,588.0	305.3	(88.4)	(6.9)	6,798.0	(0.4)
Options embedded in convertible debt securities	79.7	—	—	—	79.7	—
Residential mortgage-backed securities	2,471.4	112.1	(7.6)	(10.9)	2,565.0	(6.2)
Commercial mortgage-backed securities	363.2	14.9	(1.0)	(1.7)	375.4	—
Other debt obligations	239.9	3.1	(2.0)	(7.1)	233.9	(3.2)

Total fixed maturity securities	15,474.4	830.1	(103.0)	(41.6)	16,159.9	$(10.3)

Equity securities	966.1	277.0	(26.2)	—	1,216.9

Total investments, available-for-sale	$16,440.5	$1,107.1	$(129.2)	$(41.6)	$17,376.8

At September 30, 2012, we owned $2,904.0 of mortgage-backed securities and $272.0 of asset-backed securities out of a total available-for-sale investment portfolio of $19,946.4. These securities included sub-prime and Alt-A securities with fair values of $45.0 and $142.2, respectively. These sub-prime and Alt-A securities had accumulated net unrealized losses of $0.3 and gains of $5.6, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “B”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2012:
Fixed maturity securities:
States, municipalities and political subdivisions - tax-exempt	27	$81.0	$(0.6)	32	$76.5	$(2.2)
Corporate securities	317	794.0	(13.1)	100	116.8	(13.1)
Residential mortgage-backed securities	28	40.0	(0.2)	39	30.9	(2.8)
Commercial mortgage-backed securities	6	6.4	(0.1)	3	4.1	(0.1)
Other debt obligations	8	8.0	(0.2)	23	30.7	(3.6)

Total fixed maturity securities	386	929.4	(14.2)	197	259.0	(21.8)
Equity securities	970	93.4	(16.3)	—	—	—

Total fixed maturity and equity securities	1,356	$1,022.8	$(30.5)	197	$259.0	$(21.8)

December 31, 2011:
Fixed maturity securities:
United States Government securities	3	$7.1	$(0.1)	—	$—	$—
States, municipalities and political subdivisions - tax-exempt	19	86.6	(3.9)	84	195.2	(15.0)
Corporate securities	1,047	1,798.1	(88.4)	36	35.4	(6.9)
Residential mortgage-backed securities	91	170.4	(7.6)	65	78.0	(10.9)
Commercial mortgage-backed securities	14	27.7	(1.0)	5	15.6	(1.7)
Other debt obligations	41	118.5	(2.0)	31	32.7	(7.1)

Total fixed maturity securities	1,215	2,208.4	(103.0)	221	356.9	(41.6)
Equity securities	1,137	271.6	(26.2)	—	—	—

Total fixed maturity and equity securities	2,352	$2,480.0	$(129.2)	221	$356.9	$(41.6)

The amortized cost and fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,325.2	$3,360.5
Due after one year through five years	4,702.2	4,934.3
Due after five years through ten years	4,287.5	4,620.9
Due after ten years	2,680.8	2,909.9
Mortgage-backed securities	2,753.3	2,904.0

Total available-for-sale fixed maturity securities	$17,749.0	$18,729.6

During the nine months ended September 30, 2012, we sold $8,745.7 of fixed maturity and equity securities, which resulted in gross realized gains of $364.1 and gross realized losses of $132.1. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 is as follows:

	Level I	Level II	Level III	Total
September 30, 2012:
Assets:
Cash equivalents	$1,309.3	$—	$—	$1,309.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	466.8	—	—	466.8
Government sponsored securities	—	170.9	—	170.9
States, municipalities and political subdivisions - tax-exempt	—	5,517.6	—	5,517.6
Corporate securities	—	9,207.6	112.4	9,320.0
Options embedded in convertible debt securities	—	78.3	—	78.3
Residential mortgage-backed securities	—	2,531.8	1.4	2,533.2
Commercial mortgage-backed securities	—	365.5	5.3	370.8
Other debt obligations	—	257.7	14.3	272.0

Total fixed maturity securities	466.8	18,129.4	133.4	18,729.6
Equity securities	1,081.2	108.3	27.3	1,216.8
Other invested assets, current	16.9	—	—	16.9
Securities lending collateral	268.9	432.0	—	700.9
Derivatives excluding embedded options (reported with other assets)	—	67.0	—	67.0

Total assets	$3,143.1	$18,736.7	$160.7	$22,040.5

December 31, 2011:
Assets:
Cash equivalents	$1,675.8	$—	$—	$1,675.8
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	604.7	—	—	604.7
Government sponsored securities	—	175.6	—	175.6
States, municipalities and political subdivisions - tax-exempt	—	5,327.6	—	5,327.6
Corporate securities	—	6,602.9	195.1	6,798.0
Options embedded in convertible debt securities	—	79.7	—	79.7
Residential mortgage-backed securities	—	2,565.0	—	2,565.0
Commercial mortgage-backed securities	—	369.1	6.3	375.4
Other debt obligations	—	174.9	59.0	233.9

Total fixed maturity securities	604.7	15,294.8	260.4	16,159.9
Equity securities	1,104.9	87.6	24.4	1,216.9
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	422.3	449.1	—	871.4
Derivatives excluding embedded options (reported with other assets)	—	86.6	—	86.6

Total assets	$3,822.5	$15,918.1	$284.8	$20,025.4

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Three Months Ended September 30, 2012:
Beginning balance at July 1, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1
Total gains (losses):
Recognized in net income	(0.2)	—	—	—	(0.2)	(0.4)
Recognized in accumulated other comprehensive income	2.0	—	0.1	0.6	(5.5)	(2.8)
Purchases	15.6	—	—	—	4.2	19.8
Sales	(21.2)	—	—	—	—	(21.2)
Issues	—	—	—	—	—	—
Settlements	(5.7)	—	(0.1)	(0.2)	—	(6.0)
Transfers into Level III	—	—	—	10.0	—	10.0
Transfers out of Level III	(5.8)	—	—	—	—	(5.8)

Ending balance at September 30, 2012	$112.4	$1.4	$5.3	$14.3	$27.3	$160.7

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2012	$—	$—	$—	$—	$(0.2)	$(0.2)

Three Months Ended September 30, 2011:
Beginning balance at July 1, 2011	$182.6	$—	$13.1	$63.8	$29.0	$288.5
Total gains (losses):
Recognized in net income	(0.6)	—	—	0.4	(0.4)	(0.6)
Recognized in accumulated other comprehensive income	(3.5)	0.1	(0.4)	(2.5)	(2.2)	(8.5)
Purchases	4.6	—	—	7.4	0.1	12.1
Sales	(1.5)	—	(5.6)	(7.6)	—	(14.7)
Issues	—	—	—	—	—	—
Settlements	(1.1)	(0.6)	(0.5)	(3.9)	—	(6.1)
Transfers into Level III	—	9.7	—	7.7	—	17.4
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2011	$180.5	$9.2	$6.6	$65.3	$26.5	$288.1

Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2011	$(0.6)	$—	$—	$(0.2)	$(0.4)	$(1.2)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Obligations	Equity Securities	Total
Nine Months Ended September 30, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.3	—	—	0.1	(0.5)	14.9
Recognized in accumulated other comprehensive income	(15.5)	—	0.1	0.8	(13.2)	(27.8)
Purchases	61.8	—	3.4	—	4.5	69.7
Sales	(26.3)	—	—	(6.6)	(0.4)	(33.3)
Issues	—	—	—	—	—	—
Settlements	(64.5)	—	(0.1)	(1.0)	—	(65.6)
Transfers into Level III	1.7	1.4	1.9	12.0	12.5	29.5
Transfers out of Level III	(55.2)	—	(6.3)	(50.0)	—	(111.5)

Ending balance at September 30, 2012	$112.4	$1.4	$5.3	$14.3	$27.3	$160.7

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2012	$—	$—	$—	$—	$(0.6)	$(0.6)

Nine Months Ended September 30, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	5.9	—	—	(0.2)	(4.3)	1.4
Recognized in accumulated other comprehensive income	(10.0)	0.1	0.1	(1.5)	3.5	(7.8)
Purchases	19.9	—	—	10.9	10.2	41.0
Sales	(25.4)	(3.6)	(5.6)	(19.1)	(0.4)	(54.1)
Issues	—	—	—	—	—	—
Settlements	(129.7)	(0.8)	(1.1)	(14.0)	—	(145.6)
Transfers into Level III	41.4	9.7	5.4	7.8	0.2	64.5
Transfers out of Level III	—	—	—	—	—	—

Ending balance at September 30, 2011	$180.5	$9.2	$6.6	$65.3	$26.5	$288.1

Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2011	$(0.6)	$—	$—	$(0.5)	$(4.3)	$(5.4)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the nine months ended September 30, 2012, certain securities, primarily other debt obligations and equity securities, that were previously classified as Level II were transferred into Level III as a result of previously observable inputs becoming unobservable due to market inactivity. During the nine months ended September 30, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt obligations were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.

During the three and nine months ended September 30, 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no material transfers between Level I, Level II and Level III during the three and nine months ended September 30, 2011.

As disclosed in Note 3, “Business Combinations”, we completed our acquisition of 1-800 CONTACTS on June 20, 2012. We also completed our acquisition of CareMore on August 22, 2011. The values of net assets acquired in our acquisitions of 1-800 CONTACTS and CareMore and resulting goodwill and other intangible assets were recorded at fair value using Level III inputs. The majority of 1-800 CONTACTS’ and CareMore’s assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of 1-800 CONTACTS and CareMore were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Other than assets acquired and liabilities assumed in our acquisitions of 1-800 CONTACTS and CareMore, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 or 2011.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and nine months ended September 30, 2012 or 2011.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at September 30, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
Assets:
Other invested assets, long-term	$1,236.1	$—	$—	$1,236.1	$1,236.1
Liabilities:
Debt:
Short-term borrowings	192.0	—	192.0	—	192.0
Commercial paper	829.9	—	829.9	—	829.9
Notes and capital leases	12,566.0	—	13,712.2	29.9	13,742.1

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	Carrying Value	Fair Value
Assets:
Other invested assets, long-term	$1,103.3	$1,103.3
Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	799.8	799.8
Notes and capital leases	8,895.6	9,871.7

7.	Income Taxes

During the three months ended September 30, 2012 and 2011, we recognized income tax expense of $334.5 and $362.0, respectively, which represents effective tax rates of 32.6% and 34.6%, respectively. The decrease in the effective tax rate in 2012 resulted primarily from the settlement with the Internal Revenue Service, or IRS, of a portion of our open tax issues related to taxes at certain of our acquired companies incurred prior to our acquisition of those companies. This benefit was partially offset by an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with some of our state net operating loss carryforwards.

During the nine months ended September 30, 2012 and 2011, we recognized income tax expense of $1,192.8 and $1,168.3, respectively, which represents effective tax rates of 35.2% and 33.6%, respectively. The increase in the effective tax rate in 2012 primarily resulted from the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012 and the increase in our state deferred tax asset valuation allowance, partially offset by the settlement with the IRS of a portion of our open tax issues related to certain of our acquired companies. In addition, the 2011 effective tax rate was lower due to prior year federal and state audit settlements that occurred during 2011.

A number of our remaining open tax issues, primarily related to not-for-profit conversions and corporate reorganizations in prior years, still require approval from the Joint Committee on Taxation before they can be finalized. The resulting tax benefit from resolution of these open tax issues could possibly be material to our future results of operations and operating cash flows.

For additional information regarding the settlement of a class action lawsuit in June 2012, see Note 10, “Commitments and Contingencies.”

8.	Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$4.1	$4.4	$1.7	$1.6
Interest cost	19.1	21.1	6.8	7.6
Expected return on assets	(33.7)	(32.1)	(5.2)	(4.4)
Recognized actuarial loss	7.6	6.5	3.5	2.5
Settlement loss	4.0	3.5	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.3)	(3.3)

Net periodic benefit cost	$0.9	$3.2	$3.5	$4.0

The components of net periodic benefit cost included in the consolidated statements of income for the nine months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$12.3	$13.0	$5.1	$4.8
Interest cost	57.4	63.5	20.6	23.8
Expected return on assets	(101.0)	(96.2)	(15.7)	(13.0)
Recognized actuarial loss	22.8	19.4	10.6	7.7
Settlement loss	10.6	14.2	—	—
Amortization of prior service credit	(0.6)	(0.6)	(10.0)	(8.7)

Net periodic benefit cost	$1.5	$13.3	$10.6	$14.6

For the year ending December 31, 2012, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $30.9 and $1.2 were made to our retirement benefit plans during the nine months ended September 30, 2012 and 2011.

9.	Debt

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this facility as of September 30, 2012 or at any time during the three and nine months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2012, we had $829.9 outstanding under this program.

At maturity on April 9, 2012, we refinanced the $100.0 outstanding balance of our 1.430% fixed rate Federal Home Loan Bank secured loan to a three month term loan with a fixed interest rate of 0.370% which matured on July 9, 2012.

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

At maturity on August 1, 2012, we repaid the $800.0 outstanding balance of our 6.800% senior unsecured notes.

On September 10, 2012, we issued $625.0 of 1.250% notes due 2015, $625.0 of 1.875% notes due 2018, $1,000.0 of 3.300% notes due 2023 and $1,000.0 of 4.650% notes due 2043 under our shelf registration statement. We intend to use the net proceeds of this offering to pay a portion of the consideration for the previously announced acquisition of Amerigroup and the balance for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating. In addition, the notes have a mandatory redemption feature that requires us to redeem the notes in the event that the acquisition of Amerigroup is not consummated on or prior to September 9, 2013.

Convertible Debentures

On October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures. The Debentures are governed by an indenture, or the Indenture, dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.

Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2012, if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.

Upon conversion of the Debentures, we will deliver cash up to the aggregate principal amount of the Debentures converted. With respect to any conversion obligation in excess of the aggregate principal amount of the Debentures converted, we have the option to settle the excess with cash, shares of our common stock or a combination of cash and shares of common stock based on a daily conversion value, determined in accordance with the Indenture. The initial conversion rate for the Debentures will be 13.2319 shares of our common stock per $1,000 (whole dollars) of principal amount of Debentures, which represents a 25.0% conversion premium based on the closing price of $60.46 per share of our common stock on October 2, 2012 (the date the Debentures’ terms were finalized) and is equivalent to an initial conversion price of approximately $75.575 per share of our common stock.

The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Debentures were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We used approximately $371.0 of the net proceeds from the issuance to repurchase shares of our common stock concurrently with the offering of the Debentures, with the balance to be used for general corporate purposes, including but not limited to additional purchases of shares of our common stock pursuant to our share repurchase program and the repayment of short-term and/or long-term debt.

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

We are currently defending two certified class actions filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI, and the initial public offering of common stock, or IPO, for its holding company, Anthem, Inc. (n/k/a WellPoint, Inc.). The suits name AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc. The suits are captioned as Ronald Gold, et al. v. Anthem, Inc. et al. and Mary E. Ormond, et al. v. Anthem, Inc., et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. The lawsuits generally allege that AICI distributed value to the wrong ESMs or distributed insufficient value to the ESMs. In Gold, cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined. In the Ormond suit, our motion to dismiss was granted in part and denied in part on March 31, 2008. The Court dismissed the claims for violation of federal and state securities laws, for violation of the Indiana Demutualization Law, for unjust enrichment, and for negligent misrepresentation with respect to ESMs residing in Indiana. On September 29, 2009, a class was certified with respect to some but not all claims asserted in the plaintiffs’ Fourth Amended Complaint. The class consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. On July 1, 2011, the Court issued an Order granting in part and denying in part our motion for summary judgment. The Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. The parties have reached an agreement to resolve the Ormond suit. On June 15, 2012, plaintiffs filed an unopposed motion for preliminary approval of a $90.0 cash settlement, including any amounts to be awarded for attorneys’ fees and expenses and other costs to administer the settlement. As a result, during the six months ended June 30, 2012, we recorded selling, general and administrative expense of $90.0, or $0.27 per diluted share, associated with this settlement, which was non-deductible for tax purposes. The Court granted plaintiffs’ motion and entered preliminary approval of the settlement on June 18, 2012. As a result, the trial that had been set for June 18, 2012 was vacated. The cash settlement was paid on July 3, 2012 into an escrow account. A final fairness hearing on the settlement was held on October 25, 2012. The Court approved the settlement agreement and dismissed the matter with prejudice but took the issue of attorneys’ fees under advisement. On November 4, 2009 a class was certified in the Ronald E. Mell, Sr., et al. v. Anthem, Inc., et al suit. That class consisted of persons who were continuously enrolled in the health benefit plan sponsored by the City of Cincinnati between June 18, 2001 and November 2, 2001. On March 3, 2010, the Court issued an order granting our motion for summary judgment. As a result, the Mell suit was dismissed. The plaintiffs filed an appeal with the United States Court of Appeals for the Sixth Circuit Court. Argument on the appeal was held on January 20, 2012. The United States Court of Appeals for the Sixth Circuit Court upheld the district court’s dismissal of the suit on July 25, 2012. The plaintiff’s did not file a petition for a writ of certiori with the United States Supreme Court.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to members of some of our affiliates’ and subsidiaries’ dental plans. The dentists sue as purported assignees of their patients’ rights to benefits under our dental plans. The complaint alleges that we breached our contractual obligations in violation of ERISA by paying usual, customary and reasonable, or UCR, rates, rather than the dentists’ actual charges, allegedly relying on undisclosed, non-existent or flawed UCR data. The plaintiffs claim, among other things, that the data failed to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that we were aware that the data was inappropriate to set UCR rates and that we routinely paid OON dentists less than their actual charges, representing that our OON payments were properly determined usual, customary and reasonable rates. The suit was pending in the United States District Court for the Southern District of Florida. On December 23, 2011, the District Court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. On October 23, 2012, the Court affirmed the entry of summary judgment in the Company’s favor.

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs then filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss the third amended consolidated complaint, which was granted in part and denied in part. The plaintiffs filed a fourth amended consolidated complaint on November 5, 2012. The OON surgical center voluntarily dismissed their claims. Fact discovery is complete. At the end of 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and that court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them on July 25, 2012. The barred physicians are paying the sanctions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $350.0 at September 30, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

In addition to the lawsuits described above, we are also involved in other pending and threatened litigation of the character incidental to our business, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings. These investigations, audits, reviews and administrative proceedings include routine and special inquiries by state insurance departments, state attorneys general, the U.S. Attorney General and subcommittees of the U.S. Congress. Such investigations, audits, reviews and administrative proceedings could result in the imposition of civil or criminal fines, penalties, other sanctions and additional rules, regulations or other restrictions on our business operations. Any liability that may result from any one of these actions, or in the aggregate, could have a material adverse effect on our consolidated financial position or results of operations.

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S.

State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Commissioner to file an updated plan of rehabilitation. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.

Contractual Obligations and Commitments

We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management services for our plans. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified pharmacy benefit management services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at September 30, 2012.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at September 30, 2012 was $636.6 over a two and a half year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at September 30, 2012 was $220.0 over a three and a half year period. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

A summary of the cash dividend activity for the nine months ended September 30, 2012 and 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5
July 24, 2012	September 10, 2012	September 25, 2012	0.2875	90.7

Nine Months Ended September 30, 2011
February 22, 2011	March 10, 2011	March 25, 2011	$0.25	$92.8
May 17, 2011	June 10, 2011	June 24, 2011	0.25	91.1
July 26, 2011	September 9, 2011	September 23, 2011	0.25	88.2

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

A summary of share repurchases for the period October 1, 2012 through October 31, 2012 (subsequent to September 30, 2012) and for the nine months ended September 30, 2012 and 2011 is as follows:

	October 1, 2012 Through October 31, 2012	Nine Months Ended September 30
		2012	2011
Shares repurchased	10.4	28.6	34.2
Average price per share	$60.94	$63.85	$68.87
Aggregate cost	$634.3	$1,828.8	$2,354.2
Authorization remaining at the end of each period	$1,870.6	$2,504.9	$5,019.3

Stock Incentive Plans

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	20.0	$62.30
Granted	1.7	66.24
Exercised	(1.9)	45.69
Forfeited or expired	(1.3)	73.52

Outstanding at September 30, 2012	18.5	63.58	3.6	$92.9

Exercisable at September 30, 2012	16.1	63.30	3.2	$92.7

A summary of nonvested restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2012	4.0	$56.00
Granted	1.9	66.20
Vested	(2.1)	48.76
Forfeited	(0.3)	65.39

Nonvested at September 30, 2012	3.5	65.29

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2012 and 2011:

	2012	2011
Risk-free interest rate	1.41%	2.84%
Volatility factor	34.00%	34.00%
Quarterly dividend yield	0.400%	0.379%
Weighted-average expected life (years)	4.1	4.0

The following weighted-average fair values were determined for the nine months ended September 30, 2012 and 2011:

	2012	2011
Options granted during the period	$16.51	$17.84

12.	Earnings per Share

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Denominator for basic earnings per share – weighted average shares	318.9	356.0	327.2	365.3
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	3.0	4.4	3.5	5.0

Denominator for diluted earnings per share	321.9	360.4	330.7	370.3

During the three months ended September 30, 2012 and 2011, weighted average shares related to certain stock options of 14.8 and 10.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2012 and 2011, weighted average shares related to certain stock options of 11.9 and 10.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the nine months ended September 30, 2012, we issued approximately 1.9 restricted stock units under our stock incentive plans, 0.8 of whose vesting is contingent upon us meeting specified annual performance targets for 2012. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information

Our organizational structure is comprised of three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

Financial data by reportable segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Commercial	Consumer	Other	Total
Three Months Ended September 30, 2012:
Operating revenue from external customers	$8,360.6	$4,879.1	$1,894.0	$15,133.7
Operating gain	818.6	184.7	0.5	1,003.8
Three Months Ended September 30, 2011:
Operating revenue from external customers	$8,657.9	$4,576.4	$1,920.8	$15,155.1
Operating gain	711.5	245.2	15.9	972.6
Nine Months Ended September 30, 2012:
Operating revenue from external customers	$25,255.8	$14,456.0	$5,745.4	$45,457.2
Operating gain	2,581.6	613.5	13.0	3,208.1
Nine Months Ended September 30, 2011:
Operating revenue from external customers	$25,868.8	$13,164.2	$5,656.7	$44,689.7
Operating gain	2,583.8	627.7	58.1	3,269.6

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Reportable segments operating revenues	$15,133.7	$15,155.1	$45,457.2	$44,689.7
Net investment income	168.6	170.9	507.0	543.5
Net realized gains on investments	54.6	94.9	232.0	193.5
Other-than-temporary impairment losses recognized in income	(3.8)	(22.9)	(20.6)	(33.7)

Total revenues	$15,353.1	$15,398.0	$46,175.6	$45,393.0

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Reportable segments operating gain	$1,003.8	$972.6	$3,208.1	$3,269.6
Net investment income	168.6	170.9	507.0	543.5
Net realized gains on investments	54.6	94.9	232.0	193.5
Other-than-temporary impairment losses recognized in income	(3.8)	(22.9)	(20.6)	(33.7)
Interest expense	(133.6)	(108.2)	(360.3)	(317.7)
Amortization of other intangible assets	(63.9)	(62.1)	(182.1)	(175.5)

Income before income tax expense	$1,025.7	$1,045.2	$3,384.1	$3,479.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011 and the MD&A included in our 2011 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2012 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2012. Also see Part I, Item 1A, “Risk Factors” of our 2011 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Overview

We manage our operations through three reportable segments: Commercial, Consumer and Other. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

Executive Summary

We are one of the largest health benefits companies in the United States, serving approximately 33.5 medical members through our affiliated health plans and more than 63.7 individuals through all subsidiaries as of September 30, 2012. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also serve customers throughout the country as UniCare and in certain California, Arizona and Nevada markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sell contact lenses, eyeglasses and other ocular products through our recently acquired 1-800 CONTACTS, Inc., or 1-800 CONTACTS, subsidiary.

Operating revenue for the three months ended September 30, 2012 was $15,133.7, a decrease of $21.4, or 0.1%, from the three months ended September 30, 2011, reflecting lower premium revenue in our Commercial segment, partially offset by higher premium revenue in our Consumer segment. The lower premiums in our Commercial segment were driven primarily by fully insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases designed to cover overall cost trends. The higher premiums in our Consumer segment resulted primarily from membership growth in our Senior Medicare Advantage business, including additional membership from CareMore, which was acquired in August 2011, and growth in our State-Sponsored business resulting primarily from retroactive premium rate increases in the California market. In addition, increased other revenue in our Commercial segment resulting primarily from product sales by our 1-800 CONTACTS business, which was acquired in June 2012, partially offset the decline in premium revenue.

Operating revenue for the nine months ended September 30, 2012 was $45,457.2, an increase of $767.5, or 1.7%, from the nine months ended September 30, 2011, reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premiums in our Consumer segment primarily resulted from membership growth in our Senior Medicare Advantage business, including additional membership from CareMore. The premium revenue decrease in our Commercial segment was driven primarily by fully insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Net income for the three months ended September 30, 2012 was $691.2, an increase of $8.0, or 1.2%, from the three months ended September 30, 2011. This increase in net income was primarily driven by a higher operating gain in our Commercial segment, partially offset by lower operating gains in our Consumer and Other segments. Our fully-diluted earnings per share, or EPS, was $2.15 for the three months ended September 30, 2012, which represented a 13.2% increase over the EPS of $1.90 for the three months ended September 30, 2011. The increase in EPS resulted primarily from the lower number of shares outstanding in 2012 due to share buyback activity under our share repurchase program and the increase in net income.

Net income for the nine months ended September 30, 2012 was $2,191.3, a decrease of $120.1, or 5.2%, from the nine months ended September 30, 2011. This decrease in net income was primarily driven by lower operating results in our Other, Consumer and Commercial segments, including the impact of non-tax deductible litigation settlement costs recorded in June 2012 resulting in higher general and administrative expense and income tax expense, as well as increased interest expense resulting from higher outstanding debt balances. For additional details, see Note 10, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part 1, Item 1 of this Form 10-Q and “Consolidated Results of Operations – Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011” included in this MD&A. Our fully-diluted EPS was $6.63 for the nine months ended September 30, 2012, which represented a 6.2% increase over the EPS of $6.24 for the nine months ended September 30, 2011. The increase in EPS resulted primarily from the lower number of shares outstanding in 2012 due to share buyback activity under our share repurchase program, partially offset by the decline in net income.

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

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30
	2012	2011	Change	% Change
Net income	$691.2	$683.2	$8.0	1.2%
Less:
Net realized gains on investments	54.6	94.9	(40.3)
Other-than-temporary impairment losses on investments	(3.8)	(22.9)	19.1
Acquisition and integration related costs	(21.3)	—	(21.3)
Tax effect of adjustments	(10.4)	(25.2)	14.8

Adjusted net income	$672.1	$636.4	$35.7	5.6%

EPS	$2.15	$1.90	$0.25	13.2%
Less:
Net realized gains on investments	0.17	0.26	(0.09)
Other-than-temporary impairment losses on investments	(0.01)	(0.06)	0.05
Acquisition and integration related costs	(0.07)	—	(0.07)
Tax effect of adjustments	(0.03)	(0.07)	0.04

Adjusted EPS	$2.09	$1.77	$0.32	18.1%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30
	2012	2011	Change	% Change
Net income	$2,191.3	$2,311.4	$(120.1)	(5.2)%
Less:
Net realized gains on investments	232.0	193.5	38.5
Other-than-temporary impairment losses on investments	(20.6)	(33.7)	13.1
Litigation related costs	(24.0)	—	(24.0)
Acquisition and integration related costs	(33.1)	—	(33.1)
Tax effect of adjustments	(103.4)	(55.9)	(47.5)

Adjusted net income	$2,140.4	$2,207.5	$(67.1)	(3.0)%

EPS	$6.63	$6.24	$0.39	6.2%
Less:
Net realized gains on investments	0.70	0.52	0.18
Other-than-temporary impairment losses on investments	(0.06)	(0.09)	0.03
Litigation related costs	(0.07)	—	(0.07)
Acquisition and integration related costs	(0.10)	—	(0.10)
Tax effect of adjustments	(0.31)	(0.15)	(0.16)

Adjusted EPS	$6.47	$5.96	$0.51	8.6%

Operating cash flow for the nine months ended September 30, 2012 was $1,984.8, or 0.9 times net income. Operating cash flow for the nine months ended September 30, 2011 was $3,316.5. The decrease in operating cash flow from 2011 of $1,331.7 was driven primarily by the timing of premium receipts related to federal government contracts. We received ten monthly premium payments related to these government contracts during 2011, while we only received nine monthly premium payments during 2012. In addition, the decrease in operating cash flow in 2012 was impacted by payments related to the run-out of medical claims for former members, increased litigation settlement payments, the addition of required minimum medical loss ratio rebate payments and overall lower net income.

Significant Transactions

Acquisition of 1-800 CONTACTS

On June 20, 2012, we completed our acquisition of 1-800 CONTACTS, the largest direct-to-consumer retailer of contact lenses in the United States, whose model is built on providing a superior customer experience and a wide selection of ocular products at affordable prices. The acquisition strategically aligns with our efforts to capitalize on new opportunities for growth to diversify our revenue stream into complementary and higher-margin specialty businesses. For additional information regarding this acquisition, see Note 3, “Business Combinations,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Pending Acquisition of AMERIGROUP Corporation

On July 9, 2012, we announced that we had entered into a definitive agreement to acquire AMERIGROUP Corporation, or Amerigroup, one of the nation’s leading managed care companies that is focused on meeting the health care needs of financially vulnerable Americans. This acquisition will further our goal of creating better health care quality at more affordable prices for our customers. It will also advance our capabilities to more effectively and efficiently serve the growing Medicaid population, including the expanding dual eligible, seniors, persons with disabilities and long-term services and support markets. Under the terms of the agreement, we will pay $92.00 per share in cash to acquire all of the outstanding shares of Amerigroup for an estimated transaction value of approximately $4,900.0. The acquisition, which was approved by Amerigroup’s shareholders on October 23, 2012, remains subject to certain state regulatory approvals, standard closing conditions and approvals required under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of 2012.

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

For additional information regarding our sources and uses of capital during the three and nine months ended September 30, 2012, see Note 9, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Membership

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard, Senior, State-Sponsored and FEP. BCBSA-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBSA-branded business refers to UniCare members predominantly outside of our BCBSA service areas and members from our CareMore subsidiary. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2012 and 2011. Also included below is other membership by product.

The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2012	2011	Change	% Change
Medical Membership
Customer Type
Local Group	14,602	15,296	(694)	(4.5)%
Individual	1,862	1,855	7	0.4
National:
National Accounts	7,019	7,435	(416)	(5.6)
BlueCard	5,062	4,961	101	2.0

Total National	12,081	12,396	(315)	(2.5)
Senior	1,538	1,442	96	6.7
State-Sponsored	1,891	1,849	42	2.3
FEP	1,519	1,517	2	0.1

Total Medical Membership by Customer Type	33,493	34,355	(862)	(2.5)

Funding Arrangement
Self-Funded	20,172	20,570	(398)	(1.9)
Fully-Insured	13,321	13,785	(464)	(3.4)

Total Medical Membership by Funding Arrangement	33,493	34,355	(862)	(2.5)

Reportable Segment
Commercial	26,683	27,692	(1,009)	(3.6)
Consumer	5,291	5,146	145	2.8
Other	1,519	1,517	2	0.1

Total Medical Membership by Reportable Segment	33,493	34,355	(862)	(2.5)

Other Membership & Customers
Behavioral Health Members	24,386	25,203	(817)	(3.2)
Life and Disability Members	4,895	5,014	(119)	(2.4)
Dental Members	3,835	4,079	(244)	(6.0)
Dental Administration Members	4,103	4,318	(215)	(5.0)
Vision Members	4,435	3,765	670	17.8
Medicare Advantage Part D Members	621	564	57	10.1
Medicare Part D Standalone Members	579	668	(89)	(13.3)
Retail Vision Customers	3,112	—	3,112	—

Medical Membership (in thousands)

During the twelve months ended September 30, 2012, total medical membership decreased 862, or 2.5%, primarily due to decreases in our Local Group and National Accounts membership. These decreases were partially offset by increases in our Senior and State-Sponsored membership.

Self-funded medical membership decreased 398, or 1.9%, primarily due to pricing increases in our National Accounts business.

Fully-insured membership decreased 464, or 3.4%, primarily due to strategic product portfolio changes and heightened competition in certain Local Group markets, partially offset by growth in our Senior business.

Local Group membership decreased 694, or 4.5%, primarily due to increased competition, strategic product portfolio changes in the New York market and network rental markets and negative in-group change.

Individual membership increased 7, or 0.4%, primarily due to an overall improved competitive position in our California market.

National Accounts membership decreased 416, or 5.6%, primarily driven by pricing increases in our self-funded National Accounts business and negative in-group change.

BlueCard membership increased 101, or 2.0%, primarily due to favorable net sales and in-group change at other BCBSA plans whose members reside in or travel to our licensed areas.

Senior membership increased 96, or 6.7%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

State-Sponsored membership increased 42, or 2.3%, primarily due to growth in Virginia, California, Kansas, Indiana and South Carolina, partially offset by exiting selected markets.

FEP membership increased 2, or 0.1%, primarily due to favorable in-group change.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 817, or 3.2%, primarily due to the overall declines in our fully-insured medical membership and negative in-group change.

Life and disability membership decreased 119, or 2.4%, primarily due to the overall declines in our Commercial fully-insured medical membership and negative in-group change. Life and disability products are generally offered as part of Commercial medical fully-insured membership sales.

Dental membership decreased 244, or 6.0%, primarily due to the lapse of a large dental contract, partially offset by the launch of new dental products in 2012.

Dental administration membership decreased 215, or 5.0%, primarily due to the lapse of a large contract for which we provided dental administrative services.

Vision membership increased 670, or 17.8%, primarily due to strong sales and positive in-group change in our National Accounts, Local Group and Senior businesses.

Medicare Advantage Part D membership increased 57, or 10.1%, primarily due to strong sales during the Medicare Advantage open enrollment period resulting from our geographic expansion into several new counties and the addition of membership from CareMore, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

Medicare Part D standalone membership decreased 89, or 13.3%, primarily due to competitive pressure in certain markets.

Retail vision customers increased 3,112 due to our acquisition of 1-800 CONTACTS.

Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2012 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2012 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend is in the high single digit range and is primarily related to increases in the average cost per admission. Recent increases in the average case acuity (intensity) continue to abate. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members are only slightly higher than prior year. Inpatient day counts per thousand members are growing at a slightly higher rate, but trend is still in the low single digit range. While the average length of stay is lengthening slightly, the rate of increase is slowing. In addition to our recontracting efforts a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend is in the high single digit range and is 70% cost driven and 30% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room, lab, radiology, sleep studies, and surgery settings. As an example we are in execution on our American Imaging Management’s Sleep Management Program for the fourth quarter of 2012 in our central and western states, as well as in Georgia, and for the first quarter of 2013 in New York and the other northeastern states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

Physician services trend is in the mid single digit range and is 75% unit cost related and 25% utilization related. Increases in the physician care category are partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs and bundled payment initiatives. Additionally, we continue to enhance our ability to detect and deter fraud and abuse, reducing waste in the system.

Pharmacy trend is in the high single digit range and driven primarily by unit cost (cost per prescription). Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

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

As evidenced by the recent acquisition of CareMore, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting the financial resources of seniors and the Medicare Program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

Consolidated Results of Operations

Our consolidated summarized results of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

						Change
	Three Months Ended			Nine Months Ended		Three Months Ended September 30			Nine Months Ended September 30
	September 30			September 30		2012 vs. 2011			2012 vs. 2011
	2012		2011	2012	2011	$	%		$		%
Total operating revenue	$15,133.7		$15,155.1	$45,457.2	$44,689.7	$(21.4)	(0.1)%		$767.5		1.7%
Net investment income		168.6	170.9	507.0	543.5	(2.3)	(1.3)			(36.5)	(6.7)
Net realized gains on investments		54.6	94.9	232.0	193.5	(40.3)	(42.5)			38.5	19.9
Other-than-temporary impairment losses on investments		(3.8)	(22.9)	(20.6)	(33.7)	19.1	(83.4)			13.1	(38.9)

Total revenues		15,353.1	15,398.0	46,175.6	45,393.0	(44.9)	(0.3)			782.6	1.7
Benefit expense		11,984.8	12,062.9	35,849.8	35,212.9	(78.1)	(0.6)			636.9	1.8
Selling, general and administrative expense		2,078.6	2,119.6	6,326.1	6,207.2	(41.0)	(1.9)			118.9	1.9
Cost of products		66.5	—	73.2	—	66.5	—			73.2	—
Other expense[1]		197.5	170.3	542.4	493.2	27.2	16.0			49.2	10.0

Total expenses		14,327.4	14,352.8	42,791.5	41,913.3	(25.4)	(0.2)			878.2	2.1

Income before income tax expense		1,025.7	1,045.2	3,384.1	3,479.7	(19.5)	(1.9)			(95.6)	(2.7)
Income tax expense		334.5	362.0	1,192.8	1,168.3	(27.5)	(7.6)			24.5	2.1

Net income	$691.2		$683.2	$2,191.3	$2,311.4	$8.0	1.2		$(120.1))		(5.2)

Average diluted shares outstanding		321.9	360.4	330.7	370.3	(38.5)	(10.7)%			(39.6)	(10.7)%
Diluted net income per share	$2.15		$1.90	$6.63	$6.24	$0.25	13.2%			$0.39	6.2%
Benefit expense ratio[2]		85.4%	85.1%	84.7%	84.3%		30	bp3			40	bp3
Selling, general and administrative expense ratio[4]		13.7%	14.0%	13.9%	13.9%		(30	)bp3			—	bp3
Income before income taxes as a percentage of total revenue		6.7%	6.8%	7.3%	7.7%		(10	)bp3			(40	)bp3
Net income as a percentage of total revenue		4.5%	4.4%	4.7%	5.1%		10	bp3			(40	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets
[2]	Benefit expense ratio = Benefit expense ÷ Premiums
[3]	bp = basis point; one hundred basis points = 1%
[4]	Selling, general and administrative expense ratio = Total selling, general and administrative expense ÷ Total operating revenue

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Total operating revenue decreased $21.4, or 0.1%, to $15,133.7 in 2012, resulting primarily from lower premiums, partially offset by increased other revenue. The lower premiums were due primarily to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions. In addition, lower risk score revenue in our Senior business contributed to the decrease in premium revenue. This decrease in premium revenue was partially offset by membership growth in our Senior Medicare Advantage business, including additional membership from CareMore. In addition, growth in our State-Sponsored business resulting primarily from retroactive premium rate increases in the California market contributed to the increased premiums in our Consumer segment. The increase in other revenue resulted primarily from product sales from our 1-800 CONTACTS business.

Net investment income decreased $2.3, or 1.3%, to $168.6 in 2012, primarily due to lower investment yields.

Net realized gains on investments decreased $40.3, or 42.5%, to $54.6 in 2012, primarily due to decreased realized gains resulting from sales of fixed maturity securities.

Benefit expense decreased $78.1, or 0.6%, to $11,984.8 in 2012, primarily due to a decrease in our Local Group business, partially offset by increases in our Senior and State-Sponsored businesses. The decrease in our Local Group business resulted primarily from fully-insured membership declines, as described above, partially offset by increased benefit costs for remaining members. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including membership acquired from CareMore. The increase in our State-Sponsored business was driven primarily by increased benefit cost trends, predominantly in California.

Our benefit expense ratio increased 30 basis points to 85.4% in 2012, primarily driven by lower risk score revenue in our Senior business and higher benefit costs in our Individual and State-Sponsored businesses, partially offset by improved benefit costs in our Local Group business.

Selling, general and administrative expense decreased $41.0, or 1.9%, to $2,078.6 in 2012, primarily due to lower employee compensation costs, partially offset by additional selling, general and administrative expense related to CareMore.

Our selling, general and administrative expense ratio decreased 30 basis points to 13.7% in 2012, primarily due to the decreased selling, general and administrative expense discussed in the preceding paragraph.

Other expense increased $27.2, or 16%, to $197.5, primarily due to increased interest expense resulting from higher outstanding debt balances and financing costs associated with our pending acquisition of Amerigroup.

Income tax expense decreased $27.5, or 7.6%, to $334.5 in 2012. The effective tax rates in 2012 and 2011 were 32.6% and 34.6%, respectively. These decreases resulted primarily from the impact of the settlement with the Internal Revenue Service, or IRS, of a portion of our open tax issues related to certain of our acquired companies incurred prior to the acquisition of those companies. In addition, to a lesser extent, lower income before income tax expense contributed to the decrease in income tax expense in 2012. These decreases were partially offset by an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with certain state net operating loss carryforwards.

Our net income as a percentage of total revenue increased 10 basis points to 4.5% in 2012 as compared to 2011 as a result of all factors discussed above.

Nine Months Ended September 30, 2012 Compared to the Nine Month Ended September 30, 2011

Total operating revenue increased $767.5, or 1.7%, to $45,457.2 in 2012, resulting primarily from higher premiums and, to a lesser extent, increased other revenue and administrative fees. The higher premiums were due primarily to membership growth in our Senior Medicare Advantage business, including additional membership from CareMore. Growth in our State-Sponsored business, primarily in the California market, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and increased reimbursement in our FEP business also contributed to the increased premiums. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions. The increase in other revenue resulted primarily from product sales by our 1-800 CONTACTS business. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses, partially offset by membership declines in our self-funded National Accounts business.

Net investment income decreased $36.5, or 6.7%, to $507.0 in 2012, primarily due to lower investment yields.

Net realized gains on investments increased $38.5, or 19.9%, to $232.0 in 2012, primarily due to increased realized gains resulting from sales of fixed maturity securities.

Benefit expense increased $636.9, or 1.8%, to $35,849.8 in 2012, primarily due to increases in our Senior, State-Sponsored, Individual and FEP businesses. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including membership acquired from CareMore. The increases in our State-Sponsored, Individual and FEP businesses were driven primarily by increased benefit cost trends. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above, as well as favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

Our benefit expense ratio increased 40 basis points to 84.7% in 2012, primarily due to higher medical costs and lower premium revenues in our State-Sponsored and Local Group businesses. These benefit expense ratio increases were partially offset by improvements in our Senior business and the favorable prior year reserve development.

Selling, general and administrative expense increased $118.9, or 1.9%, to $6,326.1 in 2012, primarily due to additional selling, general and administrative expense related to CareMore and the impact of litigation settlement expenses, partially offset by lower employee compensation costs, including incentive plan expenses.

Our selling, general and administrative expense ratio remained flat at 13.9% in 2012, primarily due to the increased selling, general and administrative expenses discussed in the preceding paragraph offset by the effect of the increase in operating revenue.

Other expense increased $49.2, or 10%, to $542.4, primarily due to increased interest expense resulting from higher outstanding debt balances and financing costs associated with our pending acquisition of Amerigroup.

Income tax expense increased $24.5, or 2.1%, to $1,192.8 in 2012. The effective tax rates in 2012 and 2011 were 35.2% and 33.6%, respectively. These increases primarily resulted from the impact of non-tax deductible litigation settlement expenses and an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with certain state net operating loss carryforwards. These increases were partially offset by the impact from the settlement with the IRS of a portion of our open tax issues related to certain of our acquired companies incurred prior to our acquisition of those companies, and to a lesser extent, lower income before income tax expense.

Our net income as a percentage of total revenue decreased 40 basis points to 4.7% in 2012 as compared to 2011 as a result of all factors discussed above.

Reportable Segments Results of Operations

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three and nine months ended September 30, 2012 and 2011 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer and Other segments’ summarized results of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

					Change
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30			Nine Months Ended September 30
					2012 vs. 2011			2012 vs. 2011
	2012	2011	2012	2011	$	%		$	%
Commercial
Operating revenue	$8,360.6	$8,657.9	$25,255.8	25,868.8	$(297.3)	(3.4)%		$(613.0)	(2.4)%
Operating gain	$818.6	$711.5	$2,581.6	2,583.8	$107.1	15.1%		$(2.2)	(0.1)%
Operating margin	9.8%	8.2%	10.2%	10.0%	NA [1]	160	bp	NA [1]	20	bp

Consumer
Operating revenue	$4,879.1	$4,576.4	$14,456.0	13,164.2	$302.7	6.6%		$1,291.8	9.8%
Operating gain	$184.7	$245.2	$613.5	627.7	$(60.5)	(24.7)%		$(14.2)	(2.3)%
Operating margin	3.8%	5.4%	4.2%	4.8%	NA [1]	(160	)bp	NA [1]	(60	)bp

Other
Operating revenue	$1,894.0	$1,920.8	$5,745.4	5,656.7	$(26.8)	(1.4)%		$88.7	1.6%
Operating gain	$0.5	$15.9	$13.0	58.1	$(15.4)	(96.9)%		$(45.1)	(77.6)%

[1]	Not Applicable

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Commercial

Operating revenue decreased $297.3, or 3.4%, to $8,360.6 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends and increased other revenue in our ancillary businesses resulting from product sales by 1-800 CONTACTS.

Operating gain increased $107.1, or 15.1%, to $818.6 in 2012, primarily due to improvements in our Local Group benefit expense ratio as well as lower selling and general administrative expenses resulting from fully-insured membership declines following strategic product portfolio changes in certain states. In addition, increased operating results in our ancillary businesses, including product sales by 1-800 CONTACTS, also contributed to the overall increase in operating gain.

The operating margin in 2012 was 9.8%, a 160.0 basis point increase from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $302.7, or 6.6%, to $4,879.1 in 2012, primarily due to membership growth in our Medicare Advantage business, including membership acquired from CareMore, partially offset by lower risk score revenue. Risk score revenue was higher in 2011 as a result of implementing a more refined risk score estimate process. In addition, growth in our State-Sponsored business resulting primarily from retroactive premium rate increases in the California market contributed to the increase in operating revenue.

Operating gain decreased $60.5, or 24.7%, to $184.7 in 2012, primarily due to declines in our Senior business resulting from lower risk score revenue.

The operating margin in 2012 was 3.8%, a 160.0 basis point decrease from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue decreased $26.8, or 1.4%, to $1,894.0 in 2012, primarily due to declines in our Comprehensive Health Solutions and National Government Services businesses resulting primarily from the impact of customer contract terminations.

Operating gain decreased $15.4 to $0.5 in 2012, primarily due to increased unallocated general and administrative expenses.

Nine Months Ended September 30, 2012 Compared to the Nine Month Ended September 30, 2011

Commercial

Operating revenue decreased $613.0, or 2.4%, to $25,255.8 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends. Partially offsetting the decline in premium revenue was an increased other revenue in our ancillary businesses resulting from product sales by 1-800 CONTACTS and increased administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses.

Operating gain decreased $2.2, or 0.1%, to $2,581.6 in 2012, primarily due to declines in our Local Group business resulting from membership losses and the decreased operating revenue discussed in the preceding paragraph, partially offset by favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011 and increased operating results in our ancillary businesses, including product sales by 1-800 CONTACTS.

The operating margin in 2012 was 10.2%, a 20.0 basis point decrease over 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $1,291.8, or 9.8%, to $14,456.0 in 2012, primarily due to membership growth in our Medicare Advantage business, including membership acquired from CareMore, and, to a lesser extent, growth in our State-Sponsored business resulting primarily from retroactive premium rate increases in the California market.

Operating gain decreased $14.2, or 2.3%, to $613.5 in 2012, primarily due to declines in our State-Sponsored business due to higher benefit cost trends in California, partially offset by improved results in our Medicare Advantage business and favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

The operating margin in 2012 was 4.2%, a 60 basis point decrease over 2011, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $88.7, or 1.6%, to $5,745.4 in 2012, primarily due to growth in our FEP business resulting from premium rate increases designed to cover overall cost trends during 2012.

Operating gain decreased $45.1 to $13.0 in 2012, primarily due to increased unallocated general and administrative expenses, including litigation settlement expenses, which were partially offset by lower employee compensation costs.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2011 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2011, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2012, our critical accounting policies and estimates have not changed from those described in our 2011 Annual Report on Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. Also as discussed above, as of September 30, 2012, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2011 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2012	2011	2011	2010	2009
Gross medical claims payable, beginning of period	$5,489.0	$4,852.4	$4,852.4	$5,450.5	$6,184.7
Ceded medical claims payable, beginning of period	(16.4)	(32.9)	(32.9)	(29.9)	(60.3)

Net medical claims payable, beginning of period	5,472.6	4,819.5	4,819.5	5,420.6	6,124.4

Business combinations and purchase adjustments	—	100.9	100.9	—	2.8
Net incurred medical claims:
Current year	35,860.9	35,021.5	47,281.6	45,077.1	47,315.1
Prior years redundancies	(483.3)	(206.3)	(209.7)	(718.0)	(807.2)

Total net incurred medical claims	35,377.6	34,815.2	47,071.9	44,359.1	46,507.9

Net payments attributable to:
Current year medical claims	30,557.9	29,881.6	41,999.0	40,387.8	42,056.9
Prior years medical claims	4,798.4	4,417.8	4,520.7	4,572.4	5,157.6

Total net payments	35,356.3	34,299.4	46,519.7	44,960.2	47,214.5

Net medical claims payable, end of period	5,493.9	5,436.2	5,472.6	4,819.5	5,420.6
Ceded medical claims payable, end of period	29.3	23.5	16.4	32.9	29.9

Gross medical claims payable, end of period	$5,523.2	$5,459.7	$5,489.0	$4,852.4	$5,450.5

Current year medical claims paid as a percentage of current year net incurred medical claims	85.2%	85.3%	88.8%	89.6%	88.9%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	9.7%	4.5%	4.5%	15.3%	15.2%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.0%	0.5%	0.5%	1.5%	1.7%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2012 and 2011, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2012	2011
Assumed trend factors	$375.3	$271.1
Assumed completion factors	108.0	(64.8)

Total	$483.3	$206.3

The favorable development recognized in 2012 resulted from trend factors in late 2011 developing more favorably than originally expected. Additional utilization had been assumed in excess of normal year-end benefit seasonality in certain segments developing at a lower level. Favorable development in the completion factors resulting from operational improvements in the latter part of 2011 also contributed to the favorability. The favorable development recognized in 2011 resulted primarily from trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 88.8% for 2011, 89.6% for 2010 and 88.9% for 2009. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The nine month periods presented above show that as of September 30, 2012, 85.2% of current year net incurred medical claims had been paid in the period incurred, as compared to 85.3% for the same period in 2011.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine month period ended September 30, 2012, this metric was 9.7%, reflecting the acceleration in claim processing that occurred in late 2011 which had not been fully recognized in completion factor development and trend factors at the end of the year. For the nine month period ended September 30, 2011, this metric was 4.5%, reflecting a lower level of redundancies. This metric was 4.5%, 15.3% and 15.2% for the years ended December 31, 2011, 2010 and 2009, respectively.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the nine months ended September 30, 2012, this metric was 1.0%, which was calculated using the redundancy of $483.3 shown above. For the nine months ended September 30, 2011, the comparable metric was 0.5%, which was calculated using the redundancy of $206.3 and which represents an estimate based on paid medical claims activity from January 1, 2011 to September 30, 2011. This metric was 0.5% for full year 2011, 1.5% for 2010 and 1.7% for full year 2009, and demonstrates the previously mentioned lower level of redundancies in 2011, along with the generally consistent level of reserve conservatism.

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

There were no other new accounting pronouncements issued or that became effective during the nine months ended September 30, 2012 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

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

Liquidity

The table below outlines the change in cash and cash equivalents for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30
	2012	2011
Cash flows provided by (used in):
Operating activities	$1,984.8	$3,316.5
Investing activities	(3,285.1)	(1,323.2)
Financing activities	1,541.1	(1,275.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	1.5

Increase in cash and cash equivalents	$240.5	$719.6

During the nine months ended September 30, 2012, net cash flow provided by operating activities was $1,984.8, compared to $3,316.5 for the nine months ended September 30, 2011, a decrease of $1,331.7. This decrease was driven primarily by the timing of premium receipts related to federal government contracts. We received ten monthly premium payments related to these government contracts during 2011, while we only received nine monthly premium payments during 2012. In addition, the decrease in operating cash flow in 2012 was impacted by payments related to the run-out of medical claims for former members, increased litigation settlement payments, the addition of required minimum medical loss ratio rebate payments and overall lower net income.

Net cash flow used in investing activities was $3,285.1 during the nine months ended September 30, 2012, compared to $1,323.2 for the nine months ended September 30, 2011. The increase in cash flow used in investing activities of $1,961.9 between the two periods primarily resulted from an increase in net purchases of investments, an increase in the purchase of subsidiaries and an increase in purchases of property and equipment, partially offset by changes in securities lending collateral.

Net cash flow provided by financing activities was $1,541.1 during the nine months ended September 30, 2012, compared to $1,275.2 for the nine months ended September 30, 2011. The decrease in cash flow provided by financing activities of $2,816.3 primarily resulted from an increase in net proceeds from long-term borrowings and a decrease in common stock repurchases, partially offset by a decrease in net proceeds from commercial paper borrowings, changes in bank overdrafts, a decrease in the proceeds from the issuance of common stock under our employee stock plans and changes in securities lending payable.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $23,641.5 at September 30, 2012. Since December 31, 2011, total cash, cash equivalents and investments, including long-term investments, increased by $2,945.0 primarily due to increased debt balances, cash generated from operations and changes in unrealized gains on investments, partially offset by common stock repurchases, our acquisition of 1-800 CONTACTS, the repayment of long-term debt, purchases of property and equipment and cash dividends paid to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.

At September 30, 2012, we held at the parent company $4,919.2 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum consolidated debt-to-total capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-total capital ratio was 36.3% and 29.6% as of September 30, 2012 and December 31, 2011, respectively. The increase in our consolidated debt-to-capital ratio at September 30, 2012 was primarily due to the increased debt balances to finance our pending acquisition of Amerigroup.

Our senior debt is rated “A-” by Standard & Poor’s, “BBB+” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

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

For additional information regarding our sources and uses of capital at September 30, 2012, see Note 9, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 11, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings and those of AMERIGROUP Corporation with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; our ability to consummate the acquisition of AMERIGROUP Corporation and our ability to achieve expected synergies and operating efficiencies in the AMERIGROUP Corporation and 1-800 CONTACTS, Inc. acquisitions within the expected timeframes or at all and to successfully integrate our operations; such integrations may be more difficult, time consuming or costly than expected; revenues following the transactions may be lower than expected; operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients and suppliers, may be greater than expected following the transactions; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; risks inherent in selling healthcare products in the consumer retail market; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at September 30, 2012, see the “Litigation” and “Other Contingencies” sections of Note 10, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Federal Health Care Reform legislation, as well as expected additional changes in federal or state regulations, could adversely affect our business, cash flows, financial condition and results of operation.

The passage of the Patient Protection and Affordable Care Act, or Affordable Care Act, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, or collectively, Health Care Reform, during 2010 represents significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time.

Some of the provisions of the Health Care Reform legislation became effective immediately upon enactment, while other provisions will become effective over the next several years. These changes could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs. We will need to dedicate material resources and incur material expenses to implement and comply with Health Care Reform at both the state and federal levels, including implementing and complying with the future regulations that will provide guidance on an clarification of significant portions of the legislation. The Health Care Reform law and regulations are likely to have significant effects on our future operations, which in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.

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

State legislatures will continue to focus on health care delivery and financing issues in the wake of Health Care Reform. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate costs. As such, they are contemplating significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, California continues to consider legislative proposals to require prior regulatory approval premium rate increases or establish minimum benefit expense ratio thresholds. These proposals include a potential ballot proposition regarding prior regulatory approval of rate increases for the individual and small group products, which, if passed, could prevent us from securing necessary rate and benefit changes. This initiative has not yet qualified to be included on the ballot. If enacted, these state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations. States also continue to engage in stakeholder discussions around the establishment of exchanges. Now that the Supreme Court has decided that the Affordable Care Act is constitutional, states must decide whether to 1) develop their own exchange; 2) rely on the Department of Health and Human Services to operate the exchange in the state; or 3) implement a compromise federally facilitated exchange.

From time to time, Congress has considered various forms of managed care reform legislation, which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. Additionally, there have been legislative attempts to limit ERISA’s pre-emptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages, litigants could be awarded. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

We face intense competition to attract and retain employees. Further, managing key executive succession and retention is critical to our success.

We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs and achieving productivity gains from our investment in technology. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer, and senior management and retention of key executives. While we have succession plans in place, and continue to review and update those plans, and we have employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract and retain suitable successors.

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

We may not complete the acquisition of AMERIGROUP Corporation within the time frame we anticipate or at all, which could have a negative effect on our business or our results of operations.

On July 9, 2012, we entered into a definitive agreement under which we will acquire all of the outstanding shares of AMERIGROUP Corporation, or Amerigroup. The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that Amerigroup could receive an unsolicited proposal from a third party or that either we or Amerigroup could exercise our respective termination rights. If the transaction is not consummated within the expected time frame, or at all, it could have a negative effect on our ability to execute on our growth strategy or on our financial performance.

We may experience difficulties in integrating Amerigroup’s business and realizing the expected benefits of the proposed acquisition.

The success of the Amerigroup acquisition, if completed, will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Amerigroup. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and Amerigroup. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might fail to capitalize on expected business opportunities, including retaining current customers.

In addition, we and Amerigroup have operated, and until the completion of the Amerigroup acquisition will continue to operate, independently. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Amerigroup acquisition and could harm our financial performance.

If we are unable to successfully or timely integrate the operations of Amerigroup’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed acquisition and our business and results of operations could be adversely affected.

Even if we complete the Amerigroup acquisition, the acquired business may underperform relative to our expectations.

Even if we complete the Amerigroup acquisition, the acquired business may underperform, causing our consolidated financial results to differ from our own expectations. In particular, Medicaid and Medicare program premiums account for most of Amerigroup’s revenue. Changes in Medicaid or Medicare funding by the states or the federal government could substantially reduce Amerigroup’s profitability. The Medicare program has been the subject of recent regulatory reform initiatives, most notably the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), which is still in the process of being implemented. It is difficult to predict the impact of the Affordable Care Act on Amerigroup’s business before or after the closing of the Amerigroup acquisition due to the Affordable Care Act’s complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment. The Affordable Care Act, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on Amerigroup’s business and results of operations before or after the closing of the Amerigroup acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2012 to July 31, 2012	5,441,771	$59.51	5,437,600	$2,836.6
August 1, 2012 to August 31, 2012	3,746,737	55.88	3,743,300	2,627.4
September 1, 2012 to September 30, 2012	2,084,012	58.92	2,079,600	2,504.9

	11,272,520		11,260,500

[1]

Total number of shares purchased includes 12,020 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended September 30, 2012, we repurchased 11,260,500 shares at a cost of $655.3 under the program.

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

WELLPOINT, INC. Registrant

Date: November 7, 2012	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2012	By:	/S/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1

Agreement and Plan of Merger, dated as of July 9, 2012 by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 10, 2012.

(a)    Amendment No. 1 to Agreement and Plan of Merger, dated as of October 2, 2012, by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective September 12, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 14, 2012.

4.1

Indenture dated as of January 10, 2006 between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (formerly known as The Bank of New York Trust Company, N.A.), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 11, 2006, SEC File No. 001-16751.

(a)    Form of the 1.250% Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 10, 2012.

(b)    Form of the 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 10, 2012.

(c)    Form of the 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 10, 2012.

(d)    Form of the 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 10, 2012.

4.2	Indenture dated as of October 9, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

10.2	Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(t) to the Company’s Current Report on Form 8-K filed on September 14, 2012.

10.7 10.19

WellPoint, Inc. Board of Directors Compensation Program, as amended effective September 12, 2012.

Separation Agreement between WellPoint, Inc. and Angela F. Braly dated as of August 28, 2012, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on August 29, 2012.

10.20	Separation Agreement between WellPoint, Inc. and Venkata R. Madabhushi dated as of September 19, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.