Form 10-K
period 2012-12-31
WELLPOINT, INC
filed 2013-02-22
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”) as of June 29, 2012 was approximately $20,656,154,130.

As of February 8, 2013, 304,035,158 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2013.

WellPoint, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our views about future events and financial performance. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “feel,” “predict,” “project,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. You are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including “Risk Factors” set forth in Part I, Item 1A hereof and our reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References in this Annual Report on Form 10-K to the terms “we,” “our,” “us,” “WellPoint” or the “Company” refer to WellPoint, Inc., an Indiana corporation, and its direct and indirect subsidiaries, as the context requires.

PART I

ITEM 1. BUSINESS.

General

We are one of the largest health benefits companies in the United States, serving 36.1 million medical members through our affiliated health plans and more than 66.5 million individuals through all subsidiaries as of December 31, 2012. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our recent acquisition of AMERIGROUP Corporation, or Amerigroup, as further described below, we conduct business in Texas, Florida, Georgia, Maryland, Tennessee, New Jersey, New York, Nevada, Ohio, New Mexico, Louisiana and Washington, and beginning January 1, 2013 Amerigroup conducts business in Kansas. We also serve customers throughout the country as UniCare and in certain California, Arizona, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Our mission is to improve the lives of the people we serve and the health of our communities. We strive to achieve our mission by creating the best health care value in our industry, excelling at day-to-day execution, and capitalizing on new opportunities to drive growth. By delivering on our mission, we expect to create greater value for our customers and shareholders.

We offer a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.

On December 24, 2012, we completed our acquisition of Amerigroup, one of the nation’s leading managed care companies focused on meeting the health care needs of financially vulnerable Americans. This acquisition furthers our goal of creating better health care quality at more affordable prices for our customers. Amerigroup also advances our capabilities in effectively and efficiently serving the growing Medicaid population, including the expanding dual eligibles (those enrolled in both Medicare and Medicaid plans), seniors, persons with disabilities and long-term services and support markets.

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

On August 22, 2011, we completed our acquisition of CareMore. CareMore is a senior focused health care delivery Medicare Advantage program designed to deliver proactive, integrated, individualized health care. CareMore’s market leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. We believe this approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry. Prior to our acquisition, CareMore provided services in select California, Arizona and Nevada markets. During 2012, we expanded our CareMore business in select New York and Virginia markets and will continue to review opportunities to expand to other markets in the future.

The increased focus on health care costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the health care system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, pre-paid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.

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

Our medical membership includes seven different customer types:

•	Local Group

•	Individual

•	National Accounts

•	BlueCard®

•	Senior (Medicare programs)

•	State-Sponsored (Medicaid programs)

•	FEP

BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup, UniCare and CareMore plans. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.

Our products are generally developed and marketed with an emphasis on the differing needs of our customers. In particular, our product development and marketing efforts take into account the differing characteristics between the various customers served by us, as well as the unique needs of educational and public entities, labor groups, federal employee health and benefit programs, national employers and state-run programs servicing low-income, high-risk and under-served markets. Each business unit is responsible for product design, pricing, enrolling, underwriting and servicing customers in specific customer types. Overall, we seek to establish pricing and product designs to achieve an appropriate level of profitability for each of our customer categories balanced with the competitive objective to grow market share. We believe that one of the keys to our success has been our focus on these distinct customer types, which better enables us to develop benefit plans and services that meet our customers’ unique needs.

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

Each of the BCBS member companies, of which there were 38 independent primary licensees as of December 31, 2012, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS member company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard®, and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.

For additional information describing each of our customer types, detailed marketing efforts and changes in medical membership over the last three years, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Our results of operations depend in large part on accurately predicting health care costs and our ability to manage future health care costs through adequate product pricing, medical management, product design and negotiation of favorable provider contracts.

The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Our managed care plans and products are designed to encourage providers and members to participate in quality, cost-effective health benefit programs by using the full range of our innovative medical management services, quality initiatives and financial incentives. Our leading market share and high business retention rates enable us to realize the long-term benefits of investing in preventive and early detection programs. Our ability to provide cost-effective health benefits products and services is enhanced through a disciplined approach to internal cost containment, prudent management of our risk exposure and successful integration of acquired businesses. In addition, our ability to manage selling, general and administrative costs continues to be a driver of our overall profitability.

Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, or collectively, Health Care Reform, which represents significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impacts on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we cannot currently estimate the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. For additional discussion, see “Regulation,” herein and Part I, Item 1A “Risk Factors” in this Form 10-K.

In addition to the external forces discussed in the preceding paragraph, our results of operations are impacted by levels and mix of membership. In recent years, we experienced significant membership declines due to unfavorable economic conditions driving increased unemployment. We expect unemployment levels will remain high throughout 2013, which will likely impact our ability to maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. These membership trends could have a material adverse effect on our future results of operations. See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

We continue to believe health care is local and feel that we have the strong local presence required to understand and meet local customer needs. We believe we are well-positioned to deliver what customers want: innovative, choice-based and affordable products; distinctive service; simplified transactions; and better access to information for quality care. Our local presence, combined with our national expertise, has created opportunities for collaborative programs that reward physicians and hospitals for clinical quality and excellence. We feel that our commitment to health improvement and care management provides added value to customers and health care professionals. We believe that an essential ingredient for practical and sustainable improvements in health care is raising health care quality while managing costs for total cost affordability. We have identified initiatives that we believe will deliver better health care while reducing costs. These include driving innovation in paying and partnering with providers to compel improved cost, quality and health along with finding new, effective ways to manage risk and engage the member as a consumer. In addition, we seek to achieve efficiencies from our national scale while optimizing service performance for our customers. Finally, we seek to continue to rationalize our portfolio of businesses and products, and align our investments to capitalize on new opportunities to drive growth in both our existing and new markets in the future.

We continue to enhance interactions with customers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced capabilities that improve service benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of health care through increased communications between patients and their physicians.

We intend to continue pursuing our mission to improve the lives of the people we serve and the health of our communities, while driving growth in both existing and new markets, including expansion of CareMore, 1-800 CONTACTS and Amerigroup. At the same time, we will focus on earnings per share, or EPS, growth through organic membership gains, improvements in our operating cost structure, strategic acquisitions and efficient use of capital.

Significant Transactions

The more significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Acquisition of Amerigroup, as previously described, and the related debt issuance (2012)

•	Acquisition of 1-800 CONTACTS, as previously described (2012)

•	Use of Capital—Board of Directors declaration of dividends on common stock (2012 and 2011) and authorization for repurchases of our common stock (2012 and prior)

•	Acquisition of CareMore, as previously described (2011)

•	Sale of our pharmacy benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts (2009)

•	Acquisition of DeCare Dental, LLC, or DeCare (2009)

For additional information regarding certain of these transactions, see Note 3, “Business Combinations,” Note 13, “Debt,” and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

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

We believe our exclusive right to market products under the most recognized brand in the industry, BCBS, in our most significant markets provides us with an advantage over our competition. Our provider networks in our markets enable us to achieve efficiencies and distinctive service levels enabling us to offer a broad range of health benefits to our customers on a more cost-effective basis than many of our competitors. We strive to distinguish our products through provider access, service, care management, product value and brand recognition.

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

Reportable Segments

We currently manage our operations through three reportable segments: Commercial, Consumer, and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. Our Commercial segment also includes the operations of our 1-800 CONTACTS business.

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Our Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while our State-Sponsored business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs, or CHIP, and Medicaid expansion programs (including those programs managed by Amerigroup). Individual business includes individual customers under age 65 and their covered dependents.

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

Through our participation in various federal government programs, we generated approximately 23.6%, 23.5% and 21.9% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2012, 2011 and 2010. These revenues are contained in the Consumer and Other segments. An immaterial amount of our total consolidated revenues are derived from activities outside of the U.S.

For additional information regarding the operating results of our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Products and Services

A general description of our products and services is provided below:

Preferred Provider Organization:    PPO products offer the member an option to select any health care provider, with benefits reimbursed by us at a higher level when care is received from a participating network provider. Coverage is subject to co-payments or deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.

Consumer-Driven Health Plans:    CDHPs provide consumers with increased financial responsibility, choice and control regarding how their health care dollars are spent. Generally, CDHPs combine a high-deductible PPO plan with an employer-funded and/or employee-funded personal care account, which may result in tax benefits to the employee. Some or all of the dollars remaining in the personal care account at year-end can be rolled over to the next year for future health care needs.

Traditional Indemnity:    Indemnity products offer the member an option to select any health care provider for covered services. Coverage is subject to deductibles and coinsurance, with member cost sharing usually limited by out-of-pocket maximums.

Health Maintenance Organization:    HMO products include comprehensive managed care benefits, generally through a participating network of physicians, hospitals and other providers. A member in one of our HMOs must typically select a primary care physician, or PCP, from our network. PCPs generally are family practitioners, internists or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services. We offer HMO plans with varying levels of co-payments, which result in different levels of premium rates.

Point-of-Service:    POS products blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expenses (co-payments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance. Member cost sharing is limited by out-of-pocket maximums.

Administrative Services:    In addition to fully-insured products, we provide administrative services to large group employers that maintain self-funded health plans. These administrative services include underwriting, actuarial services, medical cost management, disease management, wellness programs, claims processing and other administrative services for self-funded employers. Self-funded health plans are also able to use our provider networks and to realize savings through our negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. We also underwrite stop loss insurance for self-funded plans.

BlueCard®:    BlueCard® host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer sponsored health plan serviced by a non-WellPoint controlled BCBS licensee, who is the “home” plan. We perform certain administrative functions for BlueCard® host members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan.

Senior Plans:    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans and special needs plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage special needs plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual eligible customers, which represent low-income seniors and persons under age 65 with disabilities who are enrolled in both Medicare and Medicaid plans. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. We offer these plans to customers through our health benefit subsidiaries throughout the country, including Amerigroup and CareMore.

Individual Plans:    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage. Some of our products target certain demographic populations such as uninsured younger individuals between the ages of 19 and 29, families, those transitioning between jobs or early retirees.

Medicaid Plans and Other State-Sponsored Programs:    We have contracts to serve members enrolled in publicly funded health care programs, including Medicaid, CHIP, and Medicaid expansion programs. The Medicaid program makes federal matching funds available to all states for the delivery of health care benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. CHIP is a state and federally funded program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. Our Medicaid plans also cover certain dual eligible customers, as previously described above, who also receive Medicare benefits. We provide services in California, Indiana, Kansas, Massachusetts, New York, South Carolina, Texas, Virginia, West Virginia and Wisconsin. Effective with the Amerigroup acquisition, we now provide Medicaid and other State-Sponsored services in the additional states of Florida, Georgia, Louisiana, Maryland, Nevada, New Jersey, New Mexico, Tennessee, Ohio, New Mexico and Washington, and we began providing Medicaid services as Amerigroup in Kansas beginning January 1, 2013.

Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts, under a ten year contract, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support.

Life Insurance:    We offer an array of competitive individual and group life insurance benefit products to both large and small group customers in conjunction with our health plans. The life products include term life and accidental death and dismemberment.

Disability:    We offer short-term and long-term disability programs, usually in conjunction with our health plans.

Behavioral Health: We offer specialized behavioral health plans and benefit management. These plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. We have implemented employee assistance and behavioral managed care programs for a wide variety of businesses throughout the United States. These programs are offered through our subsidiaries.

Radiology Benefit Management:    We offer outpatient diagnostic imaging management services to health plans. These services include utilization management for advanced diagnostic imaging procedures, network development and optimization, patient safety, claims adjudication and provider payment.

Personal Health Care Guidance:    We offer leading evidence-based and analytics-driven personal health care guidance. These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs.

Dental:    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans. The National Dental GRID includes dentists in all 50 states and provides multi-state customers with a national solution providing in-network discounts across the country. Additionally, we offer managed dental services to other health care plans to assist those other health care plans in providing dental benefits to their customers.

Vision Services and Products:    Our vision plans include networks within the states where we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. In addition to vision plans, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS business.

Long-Term Care Insurance:    We offer long-term care insurance products to our California members through a subsidiary. The long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health services.

Medicare Administrative Operations:    Through our subsidiary, NGS, we serve as a fiscal intermediary, carrier and Medicare administrative contractor providing administrative services for the Medicare program, which generally provides coverage for persons who are 65 or older and for persons who are disabled or with end-stage renal disease. Part A of the Medicare program provides coverage for services provided by hospitals, skilled nursing facilities and other health care facilities. Part B of the Medicare program provides coverage for services provided by physicians, physical and occupational therapists and other professional providers, as well as certain durable medical equipment and medical supplies.

Networks and Provider Relations

Our relationships with physicians, hospitals and professionals that render health care services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead and transform in the areas of payment innovation and payment for value. A key element of this transformation involves the engagement of members, providers and ourself in shared decision making, shared accountability and shared risk. It requires a transition away from traditional fee-for-service models to a more sustainable value-based system.

We establish “market-based” hospital reimbursement payments that we believe are fair, but aggressive, and among the most competitive in the market. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. In many instances, we deploy multi-year contracting strategies, including case or fixed rates, to limit our exposure to medical cost inflation and to increase cost predictability. We seek to maintain broad provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care received by our members. Increasingly, we are supplementing our broad based networks with smaller,or more cost-effective networks, that are designed to be attractive to a more price-sensitive customer segment.

Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee-for-service is our predominant reimbursement methodology for physicians, but as noted above, we are transitioning to a value-based program. Specifically, we have launched our Patient Centered Care, or PC2, primary care program. This program augments traditional fee-for-service and provides primary care physicians with an enhanced fee schedule, care management fees and an opportunity to share in savings if certain quality and cost parameters are achieved. During the fourth quarter of 2012, we initiated contracting efforts with over 5,000 physician organizations across our markets and had approximately 1,200 contracts in place at December 31, 2012. In 2013, we intend to continue to expand these programs. More traditional physician fee schedules are developed at the state level based on an assessment of several factors and conditions, including the Centers for Medicare & Medicaid Services, or CMS, resource-based relative value system, or RBRVS, medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed and is maintained by CMS, and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, or “pay for performance”, which ties physician payment levels to performance on clinical measures.

It is generally our philosophy not to delegate full financial responsibility to our physician providers in the form of capitation-based reimbursement. However, in certain markets we believe capitation can be a useful method to lower costs and reduce underwriting risk, and we therefore have some capitation contracts.

Our hospital contracts provide for a variety of reimbursement arrangements depending on local market dynamics and current hospital utilization efficiency. Most hospitals are reimbursed a fixed amount per day or reimbursed a per-case amount, per admission, for inpatient covered services. A small percentage of hospitals, primarily rural, sole community hospitals, are reimbursed on a discount from approved charge basis for covered services. Our “per-case” reimbursement methods utilize many of the same attributes contained in Medicare’s Diagnosis Related Groups, or DRG, methodology. Hospital outpatient services are reimbursed by fixed case rates, fee schedules or percent of approved charges. Our hospital contracts recognize unique hospital attributes, such as academic medical centers or community hospitals, and the volume of care performed for our members. To improve predictability of expected cost, we frequently use a multi-year contracting approach and have been transitioning to case rate payment methodologies. Many of our hospital contracts include a “pay for performance” component where reimbursement levels are linked to improved clinical performance, patient safety and medical error reduction.

Though fee-for-service or fee-for-service combined with pay for performance remains our predominant payment model today, our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by health care, quality and cost. This includes shared savings programs that promote primary care and collaborative relationships with physicians that give them the tools and information they need to proactively manage the health of their patient population to improve health outcomes and reduce the cost associated with preventable medical events and then rewards them when they do so. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit, fostering a move away from episodic visit-based interventions to a proactive patient engagement and coordinated care model. In all of these shared savings arrangements, participating physicians who meet the quality threshold are eligible to share in a portion of the savings if medical costs for the defined population of patients are less than projected costs. Our quality metrics are selected from standards established or adopted by nationally recognized organizations including, but not limited to, the NCQA, the American Diabetes Association and the American Academy of Pediatrics. Our shared savings program is deployed through an inclusive and flexible framework that allows us to engage primary care physicians regardless of where they practice or how they are organized. We have arrangements in place with both independent and hospital employed primary care physicians as well as physicians who practice as part of a small group and physicians who are part of an Accountable Care Organization, or ACO. We began an expansion of these programs in 2012 and intend to roll them out to all of our markets in 2013. Thereafter, through 2015, we will continue to expand the breadth of our programs in each market by adding additional physicians to the program.

Medical Management Programs

Our medical management programs include a broad array of activities that facilitate improvements in the quality of care provided to our members and promote cost-effective medical care. These medical management activities and programs are administered and directed by physicians and trained nurses. The goals of our medical management strategies are to ensure that the care delivered to our members is supported by appropriate medical and scientific evidence, is received on a timely basis and occurs in the most appropriate location.

Precertification:    A traditional medical management program involves assessment of the appropriateness of certain hospitalizations and other medical services prior to the service being rendered. For example, precertification is used to determine whether a set of hospital and medical services is being appropriately applied to the member’s clinical condition, in accordance with criteria for medical necessity as that term is defined in the member’s benefits contract. All of our health plans have implemented precertification programs for common high-tech radiology studies, including cardiac diagnostic testing, addressing an area of historically significant cost trends. Through our American Imaging Management Specialty Health subsidiary we promote appropriate, safe and affordable member care in imaging as well as oncology, sleep management and specialty pharmacy benefits. These expanded specialty benefit management solutions leverage clinical expertise and technology to engage our provider communities and members in more effective and efficient use of outpatient services.

Care Coordination:    Another traditional medical management strategy we use is care coordination, which is based on nationally recognized criteria developed by third-party medical specialists. With inpatient care coordination, the requirements and intensity of services during a patient’s hospital stay are reviewed, at times by an onsite skilled nurse professional in collaboration with the hospital’s medical and nursing staff, in order to coordinate care and determine the most effective transition of care from the hospital setting. In addition, guidance for many continued stay cases is reviewed with physician medical directors to ensure appropriate utilization of medical services. We also coordinate care for outpatient services to help ensure that patients with chronic conditions who receive care from multiple physicians are able to manage the exchange of information between physicians and coordinate office visits to their physicians.

Case Management:    We are also implementing a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention to manage their health care needs. The registered nurses and medical directors focus on members likely to be readmitted to the hospital and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home.

Formulary management:    We have developed formularies, which are selections of drugs based on clinical quality and effectiveness. A pharmacy and therapeutics committee of physicians uses scientific and clinical evidence to ensure that our members have access to the appropriate drug therapies.

Medical policy:    A medical policy group comprised of physician leaders from various areas of the country, working in cooperation with academic medical centers, practicing community physicians and medical specialty organizations such as the American College of Radiology and national organizations such as the Centers for Disease Control and Prevention and the American Cancer Society, determines our national policy for the application of new medical technologies and treatments.

Quality programs:    We are actively engaged with our hospital and physician networks to enable them to improve medical and surgical care and achieve better outcomes for our members. We endorse, encourage and incent hospitals and physicians to support national initiatives to improve the quality of clinical care and patient outcomes and to reduce medication errors and hospital infections. We have demonstrated our leadership in developing hospital quality programs.

External review procedures:    We work with outside experts through a process of external review to provide our members scientifically and clinically, evidence-based medical care. When we receive member concerns, we have formal appeals procedures that ultimately allow coverage disputes related to medical necessity decisions under the benefits contract to be settled by independent expert physicians.

Service management:    In HMO and POS networks, primary care physicians serve as the overall coordinators of members’ health care needs by providing an array of preventive health services and overseeing referrals to specialists for appropriate medical care. In PPO networks, patients have access to network physicians without a primary care physician serving as the coordinator of care.

Anthem Care Comparison:    Anthem Care Comparison, or ACC, is an innovative comparison tool that discloses price ranges and quality data for common services at contracted providers, including the facility, professional and ancillary services. The price ranges include a bundle of related services typically performed at the time of the procedure, not just the procedure itself. Users can review cost data for approximately 100 procedures in 48 states and Puerto Rico. ACC provides information on key quality factors such as the number of specific procedures performed, patient safety, facility complication rates, mortality rates and average length of stay. We continue to work on enhancing and evolving the ACC program to assist members in making informed health care decisions.

Personal Health Care Guidance:    These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality profiling, and other consulting services.

Care Management Programs

We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, that have been proven to increase quality and reduce medical costs for our members:

ConditionCare and FutureMoms are care management and maternity management programs that serve as adjuncts to physician care. Skilled nurse professionals with added support from our team of dietitians, social workers, pharmacists, health educators and other health professionals help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition.

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

We believe that we and our licensed affiliates are currently in compliance with these standards. The standards under the license agreements may be modified in certain instances by the BCBSA. See Part I, Item 1A “Risk Factors” in this Form 10-K for additional details of our licensing requirements and the impact if we were not to comply with these license agreements.

Regulation

General

Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by Health Care Reform. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of our products and services;

•	monitor our solvency and reserve adequacy;

•	scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and

•	impose monetary sanctions for non-compliance with regulatory requirements.

To carry out these tasks, these regulators periodically examine our operations and accounts.

Regulation of Insurance Company and HMO Business Activity

The governments of the states in which we conduct business, as well as the federal government, have adopted laws and regulations that govern our business activities in various ways. Further, federal Health Care Reform legislation has resulted in increased federal regulation that is likely to have a significant impact on our business. These laws and regulations, which vary significantly from state to state and on the federal level, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	medical loss ratios;

•	tax deductibility of certain compensation;

•	licensure;

•	premium rates;

•	benefits;

•	eligibility requirements;

•	guaranteed renewability;

•	service areas;

•	market conduct;

•	sales and marketing activities, including use and compensation of brokers and other distribution channels;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing, pricing and rating restrictions for insurance products;

•	utilization review activities;

•	prompt payment of claims;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes, assessments for the uninsured and/or underinsured and insolvency guaranty payments;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.

These state and federal laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

States generally require health insurers and HMOs to obtain a certificate of authority prior to commencing operations. If we were to establish a health insurance company or an HMO in any jurisdiction where we do not presently operate, we generally would have to obtain such a certificate. The time necessary to obtain such a certificate varies from jurisdiction to jurisdiction. Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. The health benefits business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See Part I, Item 1A “Risk Factors” in this Form 10-K.

Patient Protection and Affordable Care Act

The ACA, signed into law on March 23, 2010, has created significant changes and will continue to create significant changes for health insurance markets for the next several years. Specifically, many of the near-term changes were effective for certain groups and individuals on their first renewal on or after September 23, 2010, including a prohibition on lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits, pre-existing condition exclusions for children, increased restrictions on rescinding coverage and extension of coverage of dependents to the age of 26. Certain requirements for insurers were also effective in 2011, including changes to Medicare Advantage payments and the minimum medical loss ratio, or MLR, provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. Most of the provisions of ACA with more significant effects on the health insurance marketplace go into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of new insurance exchanges for individuals and small groups, and substantial expansions in eligibility for Medicaid.

Many of the details of the law require additional guidance and specificity to be provided by the Department of Health and Human Services, or HHS, the Department of Labor, CMS and the Department of the Treasury. In certain cases, these regulatory agencies were directed to consider recommendations from external groups, such as the National Association of Insurance Commissioners, or NAIC. Some provisions have final rules available for review and comment, while some proposed regulations have yet to be released and others are in-process. We are evaluating each of these rules carefully; and, therefore, it continues to be too early to fully understand the impacts of the legislation on our overall business. Some of the more significant considerations of ACA are described below:

•

MLR regulations were issued by HHS in December 2011; however, significant changes could still occur to the MLR requirements through additional regulatory guidance and/or modification of the regulation. The minimum MLR thresholds by line of business are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80

New York state regulations require us to meet a more restrictive MLR threshold of 82% for both Small Group and Individual lines of business. Certain other states have received approval from HHS to phase-in the MLR requirements in the Individual markets in those states and, as a result, are currently using lower thresholds for determination of potential rebates. The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of “benefit expense ratio” based on premium revenue and benefit expense as reported in accordance with U.S. generally accepted accounting principles, or GAAP. Furthermore, the definitions of the lines of business differ under the various state and federal regulations and may not correspond to our lines of business. Proposed changes to the definitions under the MLR regulation could also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Significant changes to the MLR requirements may occur through additional regulatory action by HHS or other government bodies.

Approximately 74.4% and 28.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2012. Approximately 76.0% and 31.3% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2011.

•

ACA requires states to establish health insurance exchanges by January 1, 2014 through which qualified individuals and qualified small employers may access coverage. If a state fails to establish a health insurance exchange, the federal government will establish a health insurance exchange in that state. While states have some flexibility over the design and implementation of these health insurance exchanges, during 2011 HHS released a series of proposed regulations outlining more detailed requirements for the state establishment of exchanges. As of January 1, 2013, five states in which we conduct commercial or individual business have passed legislation or executive orders establishing health insurance exchanges (California, Colorado, Connecticut, Nevada and New York).

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

•

ACA includes three “risk adjuster” programs that will introduce new requirements beginning in 2014 depending on the risk mix of individuals enrolled in the individual and small group markets. Among other things, these programs require insurers enrolling lower-risk individuals to pay into funds to compensate insurers enrolling higher-risk individuals. Details of these programs in the form of proposed regulations have begun to emerge and will continue to be finalized during 2013. States will be given some flexibility to tailor their risk adjustment program.

•

Depending on the laws in each state, health insurers are currently allowed to consider factors such as health status, gender and age in determining the appropriate premium for products in the individual and small group markets. Some states have adopted rules that limit the variation between the highest and lowest premium for the identical insurance policy. The differential in pricing is commonly referred to as “ratings bands”. The process of using these rating bands allows health insurers to appropriately price for products and to spread the risk more broadly across all policyholders. Beginning in 2014, the ACA precludes health insurers from using health status and gender in the determination of the appropriate insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1 and the rating bands for tobacco use cannot vary by more than 1.5 to 1. This change will likely have a significant impact on the majority of individual and small group customers and could lead to adverse selection in the market.

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

On June 28, 2012, the U.S. Supreme Court issued a decision affirming that the majority of the provisions of the ACA were constitutional. However, the provision of the ACA related to the mandatory expansion of state Medicaid programs was declared unconstitutional.

Dodd-Frank Wall Street Reform and Consumer Protection Act

During 2010, the U.S. Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act represents a far-reaching overhaul of the framework for the U.S. financial services industry. Even though we are primarily a health benefits company, our business has been impacted by the Dodd-Frank Act. Many of its provisions require the adoption of rules for implementation, including those that govern which non-bank financial companies may become subject to the oversight of the Federal Reserve. These non-bank financial companies are defined as those that could pose a threat to the economy’s financial stability either due to the potential of material financial distress at the company or due to the company’s ongoing activities. While we do not believe that we are considered a non-bank financial company for purposes of Federal Reserve oversight, future regulations or interpretations could change that result. Further, our investments in derivative instruments are subject to new rules regarding the reporting and clearing of transactions and new margin requirements.

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

The Administrative Simplification provisions of HIPAA imposed a number of requirements on covered entities (including insurers, HMOs, group health plans, providers and clearinghouses). These requirements include uniform standards of common electronic health care transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. Additional federal privacy and security requirements, including breach notification, improved enforcement and additional limitations on use and disclosure of protected health information were passed through the Health Information Technology for Economic and Clinical Health, or HITECH, Act provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations. CMS posted the Interim Final Rule with Comment, or IFC, adopting operating rules for two electronic transactions: eligibility for a health plan and health care claims status. Based on the comments received on the IFC, CMS has decided not to change any of the policies established in the rule. Thus, the interim final rule became the final rule. The rule had a January 1, 2013 compliance date and we believe we have effectively complied with the requirements of the new rule.

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, a number of states have adopted data security laws and/or regulations, regulating data security and/or requiring security breach notification, which may apply to us in certain circumstances.

Employee Retirement Income Security Act of 1974

The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor. ERISA regulates certain aspects of the relationships between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether and to what extent ERISA preempts a state law has been, and will continue to be, interpreted by many courts.

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

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2012, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.

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

While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources with the exception of potential exposure related to the Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company insolvency as discussed in Note 14, “Commitments and Contingencies”, to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Employees

At December 31, 2012, we had approximately 43,500 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.

Available Information

We are a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. Our Internet website is www.wellpoint.com. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on our Internet website is not incorporated into this Annual Report on Form 10-K. We make available, free of charge, by mail or through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange, or NYSE. WellPoint, Inc. is an Indiana corporation incorporated on July 17, 2001.

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

The passage of Health Care Reform during 2010 and subsequent regulations represent significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies, limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum MLR and customer rebate requirements, creation of a federal rate review process, a requirement to cover preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time.

Some of the provisions of Health Care Reform became effective immediately upon enactment, while other provisions will become effective over the next several years. These changes could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs. We have dedicated material resources and incurred material expenses to implement and comply with Health Care Reform at both the state and federal levels, including implementing and complying with future regulations that provide guidance on and clarification of significant portions of the legislation. The Health Care Reform law and regulations are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets.

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

Our insurance, managed health care and HMO subsidiaries are subject to extensive regulation and supervision by the insurance, managed health care or HMO regulatory authorities of each state in which they are licensed or authorized to do business, as well as to regulation by federal and local agencies. We cannot assure that future regulatory action by state insurance or HMO authorities or federal regulatory authorities will not have a material adverse effect on the profitability or marketability of our health benefits or managed care products or on our business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs such as Medicare and Medicaid, a number of our subsidiaries are also subject to regulation by CMS and state Medicaid agencies, and to changes in government regulations or policy with respect to, among other things, reimbursement levels, eligibility requirements and additional governmental participation which could also adversely affect our business, financial condition and results of operations. In addition, we cannot ensure that application of the federal and/or state tax regulatory regime that currently applies to us will not, or future tax regulation by either federal and/or state governmental authorities concerning us could not, have a material adverse effect on our business, operations or financial condition.

State legislatures will continue to focus on health care delivery and financing issues. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate costs. As such, some states have acted to reduce or limit increases to premium payments. Others are contemplating significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. As these proposals are still being debated in the various legislatures, we cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, California has enacted legislation to establish minimum benefit expense ratio thresholds and continues to consider legislative proposals to require prior regulatory approval of premium rate increases. These proposals include a potential ballot proposition regarding prior regulatory approval of rate increases for the individual and small group products, which, if passed, could prevent us from securing necessary rate and benefit changes. If enacted, these state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations. States also continue to engage in stakeholder discussions around the establishment of exchanges. Now that the Supreme Court has confirmed that the ACA is constitutional, many states are developing their own exchanges, while other states are relying on HHS to operate the exchange in their states or implementing compromise federally facilitated exchanges.

The Supreme Court decision permits states to opt out of the elements of Health Care Reform that require expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding. A number of states, including Indiana, Texas and Florida, have indicated their intent to opt out of Medicaid expansion. If states allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities.

Additionally, from time to time, Congress has considered various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages, litigants could be awarded. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business. Further, as we continue to implement our e-business initiatives, uncertainty surrounding the regulatory authority and requirements in this area may make it difficult to ensure compliance.

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

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, ACA includes an annual rate review requirement to prohibit unreasonable rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, delays in premium payments or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

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

There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding, compliance with government contracts and increased regulatory oversight.

We contract with various state governmental agencies and CMS to provide managed health care services, including Medicare Advantage plans, Medicare Supplement plans, Medicare approved prescription drug plans, Medicaid programs and CHIP. We also provide various administrative services for other entities offering medical and/or prescription drug plans to their Medicare eligible employees and retirees through our affiliated companies.

Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix and member eligibility category. Future levels of Medicaid premium rates may be affected by continued government efforts to contain medical costs and may be further affected by state and federal budgetary constraints. If any state in which we operate were to decrease premiums paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our business, financial condition and results of operations. Further, certain of our contracts with the states are subject to cancellation in the event of the unavailability of state funds. An unexpected reduction, inadequate government funding or significantly delayed payments for these programs may adversely affect our revenues and financial results.

Additionally, a portion of our premium revenue comes from CMS through our Medicare Advantage contracts. As a consequence, our Medicare Advantage plans are dependent on federal government funding levels. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and risk scores. Continuing government efforts to contain health care related expenditures, including prescription drug cost, and other federal budgetary constraints that result in changes in the Medicare program, including changes with respect to funding, could lead to reductions in the amount of reimbursement, or other changes that could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with the Medicare Advantage and Medicare prescription drug plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, increased medical or pharmaceutical costs, and the underlying seasonality of this business. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Parts C and D, including those related to collectability of receivables and establishment of liabilities, the actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.

Our contracts with the various state governmental agencies and CMS contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements specific to state and federal program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties and liquidated damages that could impact our profitability. Additionally, we could be required to file a corrective plan of action with additional penalties for noncompliance, including a negative impact on future membership enrollment levels. Further, certain of our CMS and state Medicaid contracts are subject to a competitive procurement process, and if our existing contracts are not renewed or if we are not awarded new contracts as a result of this competitive procurement process, this could have a material adverse effect on our business, cash flows, financial condition and results of operations.

In addition to the contractual requirements affecting our participation in Medicaid and Medicare programs, we are also subject to various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs. Failure to comply with these laws and regulations could result in investigations or litigation, with the imposition of fines, restrictions or exclusions from program participation or the imposition of corporate integrity agreements or other agreements with a federal or state governmental agency that could adversely impact our business, cash flows, financial condition and results of operations.

Further, CMS has been conducting audits of our Medicare Advantage health plans to validate the diagnostic data and patient claims that are submitted to CMS. These audits may result in retrospective adjustments in payments made to our health plans. In addition, if we fail to correct errors discovered during an audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations.

Finally, our recently acquired Amerigroup business may underperform, causing our consolidated financial results to differ from our own expectations. In particular, Medicaid and Medicare program premiums account for most of Amerigroup’s revenue. Changes in Medicaid or Medicare funding by the states or the federal government could substantially reduce Amerigroup’s profitability. The Medicare program has been the subject of recent regulatory reform initiatives, including Health Care Reform, which are still in the process of being implemented. It is difficult to predict the future impact of Health Care Reform on Amerigroup’s business due to Health Care Reform’s complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment. Health Care Reform, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our future business and results of operations.

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

Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. One of our sources of liquidity is our $2,500.0 million commercial paper program, with $570.9 million and $799.8 million outstanding at December 31, 2012 and 2011, respectively. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 million senior revolving credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

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

Current and long-term available-for-sale investment securities were $18,586.9 million at December 31, 2012 and represented 31.5% of our total consolidated assets at December 31, 2012. In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value.

In accordance with applicable FASB accounting guidance, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis analyzing both quantitative and qualitative factors. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends.

Changes in the economic environment, including periods of increased volatility of the securities markets, can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We believe we have adequately reviewed our investment securities for impairment and we believe that we have appropriately estimated the fair values of our investment securities. However, over time, the economic and market environment may provide additional insight, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Regional concentrations of our business may subject us to economic downturns in those regions.

The national economy has continued to experience a downturn, with the potential for continued high unemployment. Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Maryland, Missouri, Nevada, New Hampshire, New York, Ohio, Tennessee, Texas, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of a more severe economic downturn in these states. If economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

As a health benefits company, we operate in a highly competitive environment and in an industry that is currently subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. For example, beginning in 2014, we expect to compete for sales on insurance exchanges, which will require us to develop or acquire the tools necessary to interact with the exchanges and with consumers using the exchanges, increase our focus on individual customers and improve our consumer-focused marketing, interfaces and product offerings. These factors have produced and will likely continue to produce significant pressures on the profitability of health benefits companies.

We are currently dependent on the non-exclusive services of independent agents and brokers in the marketing of our health care products, particularly with respect to individuals, seniors and small employer group customers. We face intense competition for the services and allegiance of these independent agents and brokers, who may also market the products of our competitors. Our relationship with our brokers and independent agents could be adversely impacted by changes in our business practices to address Health Care Reform legislation, including potential reductions in commissions and consulting fees paid to agents and brokers. We cannot ensure that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, cash flows, financial condition and results of operations.

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

We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer and other senior management and retention of key executives. While we have succession plans in place for members of our senior management, and continue to review and update those plans, and we have employment arrangements with certain key executives, these plans and arrangements do not guarantee that the services of our senior executives will continue to be available to us or that we will be able to attract and retain suitable successors.

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

As of December 31, 2012, we had indebtedness outstanding of approximately $14,977.9 million and had available borrowing capacity of approximately $2,000.0 million under our senior revolving credit facility, which expires on September 29, 2016. Our debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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

We face risks related to litigation.

We are, or may in the future, be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include claims relating to the denial of health care benefits; the rescission of health insurance policies; development or application of medical policy; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; termination of provider contracts; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; and customer audits and contract performance, including government contracts. We also may be required to participate in state insurance guaranty association programs, which could require us to pay a portion of policyholder claims of insolvent insurers. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

The direct provision of health care services by our CareMore subsidiary involves risks of additional litigation arising from medical malpractice actions based on our treatment decisions or brought against us or our physician associates for alleged malpractice or professional liability claims arising out of the delivery of health care and related services. In addition, liability may arise from maintaining health care premises that serve the public. If we fail to maintain adequate insurance coverage for these liabilities, or if such insurance is not available, the resulting costs could adversely affect our cash flows, financial condition or results of operations.

Additionally, many states in which we operate our CareMore subsidiary limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Business corporations generally may not exercise control over the medical decisions of physicians (“corporate practice of medicine”) and we are not licensed to practice medicine. Rules and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary from state to state. Further, certain federal and state laws, including those covering our Medicare and Medicaid plans, prohibit the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of patient care opportunities, including, but not limited to, Medicare patients (“anti-kickback rules”), and also generally prohibit physicians from making referrals to any entity providing certain designated health services if the referring physician or related person has an ownership or financial interest in the entity (“self-referral rules”).

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield license in the vacated service area. Through December 31, 2012 the fee was set at $98.33 per licensed enrollee. As of December 31, 2012 we reported 27.0 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.7 billion by the BCBSA.

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

The following are some of the risks associated with mergers and acquisitions, joint ventures and strategic alliances (collectively, “business combinations”) that could have a material adverse effect on our business, financial condition and results of operations:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow, business opportunities, synergies, growth prospects and other anticipated benefits;

•	the goodwill or other intangible assets established as a result of our business combinations may be incorrectly valued or become non-recoverable;

•	we may assume liabilities that were not disclosed to us or which were under-estimated;

•

we may experience difficulties in integrating acquired businesses, be unable to integrate acquired businesses successfully or as quickly as expected, and be unable to realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•

business combinations could disrupt our ongoing business, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies and procedures;

•	we may finance future business combinations by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders;

•	we may also incur additional debt related to future business combinations; and

•	we would be competing with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

For additional information regarding specific risks related to our acquisition of Amerigroup, see the above risk factor “There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding, compliance with government contracts and increased regulatory oversight.”

The value of our intangible assets may become impaired.

Due largely to our past mergers and acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Goodwill and other intangible assets were approximately $26,613.3 million as of December 31, 2012, representing approximately 45.1% of our total assets and 111.8% of our consolidated shareholders’ equity at December 31, 2012. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.

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

Our acquisition of 1-800 CONTACTS, a direct marketer of contact lenses and eyeglasses through telephone and Internet sites, exposes us to certain new risks inherent in the consumer eye care retail market. We rely on manufacturers of contact lenses, eyeglass frames, prescription eyeglass lenses, and other associated products to supply sufficient quantities for our needs, and to employ best manufacturing practices to avoid product liability claims. Selling prescription medical devices creates numerous regulatory risks due to applicable rules promulgated by the U.S. Food and Drug Administration and the Federal Trade Commission. These regulations include prescription verification rules, labeling and usage instructions and document retention requirements. Business licensing and registration requirements vary from state to state. These requirements are usually interpreted and enforced by state attorneys general. Violations of any of the federal or state regulations and requirements could result in civil or criminal penalties or injunctions. All of these risks could result in regulatory action which could have a material adverse effect on our business, cash flow, financial condition and results of operations.

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

As part of our normal operations, we collect, process and retain sensitive and confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of sensitive or confidential member information, including HIPAA, the HITECH Act and the Gramm-

Leach-Bliley Act. Despite the security measures we have in place to help ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Noncompliance with any privacy or security laws and regulations or any security breach, including a cyber attack or cyber security breach, involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential member information, whether by us or by one of our vendors, could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, and could also result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.

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

Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, federal regulations require that we begin using ICD-10 by October 2014, which will require significant information technology investment. If we fail to adequately implement ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations. Also, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, cash flow, financial condition and results of operations.

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

We are a party to an agreement with Express Scripts whereby Express Scripts is the exclusive provider of PBM services to certain of our members, excluding Amerigroup and certain self-insured members that have exclusive agreements with different PBM services providers. The Express Scripts PBM services include, but are not limited to, pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. If this relationship was terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material adverse effect on our results of operations.

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

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have other principal operating facilities located in each of the 14 states where we operate as licensees of the BCBSA, in each of the eight additional states where Amerigroup conducts business and in Utah where 1-800 CONTACTS maintains its distribution center. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see the “Litigation” and “Other Contingencies” sections of Note 14, “Commitments and Contingencies” to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP.” On February 8, 2013, the closing price on the NYSE was $66.28. As of February 8, 2013, there were 85,759 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2012
First Quarter	$74.73	$63.34
Second Quarter	73.80	63.22
Third Quarter	64.66	52.52
Fourth Quarter	63.63	53.69

2011
First Quarter	$70.00	$56.79
Second Quarter	81.92	67.34
Third Quarter	80.90	56.61
Fourth Quarter	71.78	60.44

Dividends

Beginning in 2011, our Board of Directors established a shareholder dividend, declaring a quarterly cash dividend in the amount of $0.25 per share. The quarterly cash dividend declared by our Board of Directors was $0.2875 per share in 2012. On February 20, 2013, our Board of Directors further increased the quarterly shareholder cash dividend to $0.375 per share.

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of common stock is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Further, our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our subsidiaries, including Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC and SellCore, Inc. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(In millions, except share and per share data)
October 1, 2012 to October 31, 2012	10,409,029	$60.94	10,408,300	$1,870.6
November 1, 2012 to November 30, 2012	572,908	55.56	571,400	1,838.9
December 1, 2012 to December 31, 2012	524,802	62.84	36,400	1,836.9

	11,506,739		11,016,100

[1]

Total number of shares purchased includes 490,639 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the year ended December 31, 2012, we repurchased approximately 39.7 million shares at a cost of $2,496.8 million under the program. Our Board of Directors’ most recent authorized increase to our share repurchase program was $5,000.0 on September 29, 2011.

Performance Graph

The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2007 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).

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

	December 31,
	2007	2008	2009	2010	2011	2012
WellPoint, Inc.	$100	$48	$66	$65	$77	$72
S&P 500 Index	100	63	80	92	94	109
S&P Managed Health Care Index	100	45	57	62	84	89

Based	upon an initial investment of $100 on December 31, 2007 with dividends reinvested.

ITEM 6.	SELECTED FINANCIAL DATA.

The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2012. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2012 included in Part II, Item 8 “Financial Statements and Supplementary Data”, and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	As of and for the Years Ended December 31
	2012[1]	2011[1]	2010	2009[1]	2008
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[2]	$60,728.5	$59,865.2	$57,740.5	$60,740.0	$61,503.7
Total revenues	61,711.7	60,710.7	58,698.5	64,939.5	61,175.6
Net income	2,655.5	2,646.7	2,887.1	4,745.9	2,490.7

Per Share Data
Basic net income per share	$8.26	$7.35	$7.03	$9.96	$4.79
Diluted net income per share	8.18	7.25	6.94	9.88	4.76
Dividends per share (in whole dollars)	1.15	1.00	—	—	—

Other Data (unaudited)
Benefit expense ratio[3]	85.3%	85.1%	83.2%	83.6%	84.5%
Selling, general and administrative expense ratio[4]	14.4%	14.1%	15.1%	14.8%	13.7%
Income before income taxes as a percentage of total revenues	6.3%	6.5%	7.4%	11.4%	5.1%
Net income as a percentage of total revenues	4.3%	4.4%	4.9%	7.3%	4.1%
Medical membership (in thousands)	36,130	34,251	33,323	33,670	35,049

Balance Sheet Data
Cash and investments	$22,474.0	$20,696.5	$20,311.8	$22,610.9	$17,402.6
Total assets	58,955.4	52,163.2	50,242.5	52,147.9	48,403.2
Long-term debt, less current portion	14,170.8	8,465.7	8,147.8	8,338.3	7,833.9
Total liabilities	35,152.7	28,875.0	26,429.9	27,284.6	26,971.5
Total shareholders’ equity	23,802.7	23,288.2	23,812.6	24,863.3	21,431.7

[1]

The net assets of and results of operations for AMERIGROUP Corporation and 1-800 CONTACTS, Inc. are included from their respective acquisition dates of December 24, 2012 and June 20, 2012, respectively. The net assets of and results of operations for CareMore Health Group, Inc. are included from its acquisition date of August 22, 2011. The net assets of and results of operations for DeCare Dental, LLC are included from its acquisition date of April 9, 2009. The results of operations for our pharmacy benefits management, or PBM, business are included until its sale on December 1, 2009. The results of operations for the year ended December 31, 2009 includes pre-tax and after-tax gains related to the sale of our PBM business of $3,792.3 and $2,361.2, respectively.

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

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Overview

We currently manage our operations through three reportable segments: Commercial, Consumer, and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future.

Our Commercial and Consumer segments both offer a diversified mix of managed care products, including preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; traditional indemnity benefits and point-of-service plans, or POS plans; and a variety of hybrid benefit plans including consumer-driven health plans, or CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. Our Commercial segment also includes the operations of our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was acquired on June 20, 2012 and whose results of operations have been included in our consolidated financial statements for the period following the acquisition date.

Our Consumer segment includes Senior, State-Sponsored and Individual businesses. Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs, or CHIP, and Medicaid expansion programs (including those programs managed by AMERIGROUP Corporation, or Amerigroup, which was acquired on December 24, 2012 and whose results of operations have been included in our consolidated financial statements for the period following the acquisition date). Individual business includes individual customers under age 65 and their covered dependents.

Our Other segment includes the Comprehensive Health Solutions business unit, or CHS, that brings together our resources focused on optimizing the quality of health care, the clinical consumer experience and cost of care management. CHS includes provider relations, care and disease management, employee assistance programs, including behavioral health, radiology benefit management and analytics-driven, evidence-based personal health care guidance. Our Other segment also contains results from our Federal Government Solutions, or FGS, business. FGS business includes services to the Federal Government in connection with the Federal Employee Program, or FEP, and National Government Services, Inc., or NGS, which acts as a Medicare contractor in several regions across the nation. The Other segment also includes other businesses that do not meet the quantitative thresholds for an operating segment as defined in Financial Accounting Standards Board, or FASB, guidance for disclosures about segments of an enterprise and related information, as well as intersegment sales and expense eliminations and corporate expenses not allocated to the other reportable segments.

Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue primarily includes ocular product sales by 1-800 CONTACTS.

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

Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or HCERA, or collectively, Health Care Reform, which represents significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In addition, the new laws include certain new taxes and fees, including an excise tax on high premium insurance policies (which becomes effective in 2017), limitations on the amount of compensation that is tax deductible and new fees on companies in our industry, some of which will not be deductible for income tax purposes.

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

As a result of Health Care Reform, the Department of Health and Human Services, or HHS, issued medical loss ratio, or MLR, regulations that require us to meet minimum MLR thresholds for large group, small group and individual lines of business. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. This definition varied from our prior classification under GAAP. Where appropriate, we have adopted this revised classification effective January 1, 2011 to further align our GAAP basis benefit expense to that used in the calculation for determining MLR rebates under HHS guidance. Prior period amounts were not reclassified due to immateriality.

However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under GAAP. While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as income tax expense or selling, general and administrative expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.

These and other provisions of Health Care Reform are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of Health Care Reform as additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business—Regulation” and Part I, Item 1A “Risk Factors” in this Form 10-K.

In addition, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.

In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. In recent years, we experienced membership declines due to unfavorable economic conditions driving increased unemployment. We expect unemployment levels will remain relatively high throughout 2013, which will likely impact our ability to maintain current membership levels. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. These membership trends could have a material adverse effect on our future results of operations. Also see Part I, Item 1A “Risk Factors” in this Form 10-K.

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

Executive Summary

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 36.1 medical members through our affiliated health plans and a total of 66.5 individuals through all subsidiaries as of December 31, 2012. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We conduct business as Amerigroup in Texas, Florida, Georgia, Maryland, Tennessee, New Jersey, New York, Nevada, Ohio, New Mexico, Louisiana and Washington, and beginning January 1, 2013 Amerigroup conducts business in Kansas. We also serve customers throughout the country as UniCare and in certain California, Arizona, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS business.

Operating revenue for the year ended December 31, 2012 was $60,728.5, an increase of $863.3, or 1.4%, from the year ended December 31, 2011, primarily reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premium revenue in our Consumer segment primarily resulted from membership growth in our Senior Medicare Advantage business and growth in our State-Sponsored business, primarily in the California market, as well as revenue from Amerigroup’s operations during the post-acquisition period. The premium revenue decrease in our Commercial segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Net income for the year ended December 31, 2012 was $2,655.5, an increase of $8.8, or 0.3%, from the year ended December 31, 2011. The increase in net income was primarily driven by the favorable income tax expense impact from a tax settlement with the Internal Revenue Service, or IRS, and improved operating results in our Commercial segment, partially offset by lower operating results in our Consumer and Other segments.

Our fully-diluted earnings per share, or EPS, for the year ended December 31, 2012 was $8.18, an increase of $0.93, or 12.8%, from the year ended December 31, 2011. Our fully-diluted shares for the year ended

December 31, 2012 were 324.8, a decrease of 40.3, or 11.0%, compared to the year ended December 31, 2011. The increase in EPS resulted primarily from the lower number of shares outstanding in 2012 due to share buyback activity under our share repurchase program and, to a lesser extent, the increase in net income described above.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the years ended December 31, 2012 and 2011.

	Years Ended December 31		Change	% Change
	2012	2011
Net income	$2,655.5	$2,646.7	$8.8	0.3%
Less:
Net realized gains on investments	334.9	235.1	99.8
Other-than-temporary impairment losses on investments	(37.8)	(93.3)	55.5
Litigation related costs	(24.0)	—	(24.0)
Acquisition and integration related costs	(106.4)	—	(106.4)
Income tax settlements	140.1	—	140.1
Tax effect of adjustments	(107.4)	(49.6)	(57.8)

Adjusted net income	$2,456.1	$2,554.5	$(98.4)	(3.9)%

EPS	$8.18	$7.25	$0.93	12.8%
Less:
Net realized gains on investments	1.03	0.64	0.39
Other-than-temporary impairment losses on investments	(0.11)	(0.26)	0.15
Litigation related costs	(0.07)	—	(0.07)
Acquisition and integration related costs	(0.33)	—	(0.33)
Income tax settlements	0.43	—	0.43
Tax effect of adjustments	(0.33)	(0.13)	(0.20)

Adjusted EPS	$7.56	$7.00	$0.56	8.0%

Operating cash flow for the year ended December 31, 2012 was $2,744.6, or 1.0 times net income. Operating cash flow for the year ended December 31, 2011 was $3,374.4, or 1.3 times net income. The decrease in operating cash flow from 2011 of $629.8 was driven primarily by payments related to the run-out of medical claims for former members, net cash outflows by our Amerigroup subsidiary during the post-acquisition period (including claims payments, change-in-control payments and payments for transaction costs), increased litigation settlement payments and the addition of required minimum MLR rebate payments in 2012 (which were established as liabilities during the year ended December 31, 2011).

We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by providing excellent service, offering competitively priced products and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

Significant Transactions

The more significant transactions that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•	Acquisition of Amerigroup and the related debt issuance (2012)

•	Acquisition of 1-800 CONTACTS (2012)

•	Use of Capital—Board of Directors declaration of dividends on common stock (2012 and 2011) and authorization for repurchases of our common stock (2012 and prior)

•	Acquisition of CareMore (2011)

For additional information regarding these transactions, see Note 3, “Business Combinations,” and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Membership

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard® , Senior, State-Sponsored and FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business includes Amerigroup and CareMore members as well as UniCare members predominantly outside of our BCBSA service areas.

•

Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 40.5%, 44.4% and 45.7% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have a significant advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies and take advantage of their provider discounts in their local markets. National Accounts represented 19.4%, 21.6% and 21.1% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 13.9%, 14.4% and 14.1% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis and is usually medically underwritten at the point of initial issuance. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Groups. Individual business accounted for 5.1%, 5.4% and 5.7% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

Senior customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled under 65, or all ages with End Stage Renal Disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Senior business accounted for 4.3%, 4.3% and 3.8% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

State-Sponsored membership represents eligible members who receive health care benefits through publicly funded health care programs, including Medicaid, CHIP and Medicaid expansion programs. Total State-Sponsored program business accounted for 12.6%, 5.5% and 5.3% of our medical members at December 31, 2012, 2011 and 2010, respectively.

•

FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4.2%, 4.4% and 4.3% of our medical members at December 31, 2012, 2011 and 2010, respectively.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2012, 2011 and 2010. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Change	% Change	Change	% Change
(In thousands)
Medical Membership
Customer Type
Local Group	14,634	15,212	15,216	(578)	(3.8)	(4)	—
National:
National Accounts	6,999	7,401	7,029	(402)	(5.4)	372	5.3
BlueCard®	5,016	4,935	4,711	81	1.6	224	4.8

Total National	12,015	12,336	11,740	(321)	(2.6)	596	5.1
Individual	1,855	1,846	1,905	9	0.5	(59)	(3.1)
Senior	1,545	1,471	1,259	74	5.0	212	16.8
State-Sponsored	4,561	1,867	1,756	2,694	144.3	111	6.3
FEP	1,520	1,519	1,447	1	0.1	72	5.0

Total Medical Membership by Customer Type	36,130	34,251	33,323	1,879	5.5	928	2.8

Funding Arrangement
Self-Funded	20,176	20,506	19,590	(330)	(1.6)	916	4.7
Fully-Insured	15,954	13,745	13,733	2,209	16.1	12	0.1

Total Medical Membership by Funding Arrangement	36,130	34,251	33,323	1,879	5.5	928	2.8

Reportable Segment
Commercial	26,649	27,548	26,959	(899)	(3.3)	589	2.2
Consumer	7,961	5,184	4,917	2,777	53.6	267	5.4
Other	1,520	1,519	1,447	1	0.1	72	5.0

Total Medical Membership by Reportable Segment	36,130	34,251	33,323	1,879	5.5	928	2.8

Other Membership & Customers
Behavioral Health Members	24,156	25,135	23,963	(979)	(3.9)	1,172	4.9
Life and Disability Members	4,838	5,012	5,201	(174)	(3.5)	(189)	(3.6)
Dental Members	3,827	4,046	4,007	(219)	(5.4)	39	1.0
Dental Administration Members	4,103	4,162	4,272	(59)	(1.4)	(110)	(2.6)
Vision Members	4,519	3,783	3,508	736	19.5	275	7.8
Medicare Advantage Part D Members	622	575	434	47	8.2	141	32.5
Medicare Part D Standalone Members	574	667	814	(93)	(13.9)	(147)	(18.1)
Retail Vision Customers	3,130	—	—	3,130	—	—	—

December 31, 2012 Compared to December 31, 2011

Medical Membership (in thousands)

During the year ended December 31, 2012, total medical membership increased 1,879, or 5.5%, primarily due to State-Sponsored membership acquired with the acquisition of Amerigroup and growth in our Senior membership, partially offset by decreases in our Local Group and National Accounts membership.

Self-funded medical membership decreased 330, or 1.6%, primarily due to pricing increases in our National Accounts business.

Fully-insured membership increased 2,209, or 16.1%, primarily due to State-Sponsored membership acquired with the acquisition of Amerigroup and growth in our Senior membership, partially offset by membership losses in certain Local Group markets resulting primarily from strategic product portfolio changes and heightened competition.

Local Group membership decreased 578, or 3.8%, primarily due to increased competition, strategic product portfolio changes in the New York market and network rental markets and negative in-group change.

Individual membership increased 9, or 0.5%, primarily due to an overall improved competitive position in our California market.

National Accounts membership decreased 402, or 5.4%, primarily driven by pricing increases in our self-funded National Accounts business and negative in-group change.

BlueCard® membership increased 81, or 1.6%, primarily due to favorable net sales and in-group change at other BCBSA plans whose members reside in or travel to our licensed areas.

Senior membership increased 74, or 5.0%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties, partially offset by the withdrawal of the California Regional PPO Medicare Advantage product.

State-Sponsored membership increased 2,694, or 144.3%, primarily due to 2,662 members acquired with the acquisition of Amerigroup and growth in Wisconsin, California and Kansas, partially offset by exiting selected markets.

FEP membership increased 1, or 0.1%, primarily due to favorable in-group change.

Other Membership & Customers (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 979, or 3.9%, primarily due to the overall declines in our fully-insured medical membership and negative in-group change.

Life and disability membership decreased 174, or 3.5%, primarily due to the overall declines in our Commercial fully-insured medical membership and negative in-group change. Life and disability products are generally offered as part of Commercial medical fully-insured membership sales.

Dental membership decreased 219, or 5.4%, primarily due to the lapse of a large dental contract, partially offset by the launch of new dental products in 2012.

Dental administration membership decreased 59, or 1.4%, primarily due to the lapse of a large contract pursuant to which we provided dental administrative services.

Vision membership increased 736, or 19.5%, primarily due to strong sales and positive in-group change in our National Accounts, Local Group and Senior businesses.

Medicare Advantage Part D membership increased 47, or 8.2%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.

Medicare Part D standalone membership decreased 93, or 13.9%, primarily due to competitive pressure in certain markets.

Retail vision customers increased 3,130 due to our acquisition of 1-800 CONTACTS.

December 31, 2011 Compared to December 31, 2010

Medical Membership (in thousands)

During the year ended December 31, 2011, total medical membership increased 928, or 2.8%, primarily due to increases in our National Accounts and BlueCard® membership, and to a lesser degree, increases in our Senior, State-Sponsored and FEP membership. In addition, a portion of the increase was attributable to new federal regulations associated with Health Care Reform requiring coverage of dependents up to age 26. These increases were partially offset by declines in our Individual and Local Group businesses.

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

Other Membership & Customers (in thousands)

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

Dental administration membership decreased 110, or 2.6%, primarily due to the termination of a contract in the North Carolina market.

Vision membership increased 275, or 7.8%, primarily due to strong sales and market penetration of our Blue View vision product within the Local Group markets and embedding of vision benefits in certain of our Consumer products, partially offset by lapses.

Medicare Advantage Part D membership increased 141, or 32.5%, primarily due to new membership associated with the increase in our Medicare Advantage medical membership, including additional Medicare Advantage medical membership resulting from our acquisition of CareMore.

Medicare Part D standalone membership decreased 147, or 18.1%, primarily due to lapses in Low Income Subsidy, or LIS, membership in 2011. LIS is a Medicare Part D program that provides additional premium and cost-sharing assistance to qualifying Medicare beneficiaries with low incomes and/or limited resources.

Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the year ended December 31, 2012 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we estimate that our aggregate cost of care trend was near the low end of 7.0% plus or minus 50 basis points for the full year of 2012.

Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend was in the mid-to-high single digit range and was primarily related to increases in the average cost per admission. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Both inpatient admission counts per thousand members and inpatient day counts per thousand members were only slightly higher than the prior year. The average length of stay was relatively the same as the prior year. In addition to our recontracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities and post-discharge follow-up care.

Outpatient trend was in the high single digit range and was 70% unit cost related and 30% utilization related. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, occupational therapy and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) was higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions, including in key areas such as emergency room, lab, radiology, sleep studies and surgery settings. As an example, we executed on our American Imaging Management’s Sleep Management Program in the fourth quarter of 2012 in certain of our central and western states, as well as in Georgia, and in the first quarter of 2013 in New York and the other northeastern states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are acting to moderate trend.

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

Pharmacy trend was in the mid single digit range and was driven primarily by unit cost (cost per prescription). Continued inflation in the average wholesale price of drugs applied upward pressure to the overall cost per prescription as did the increasing cost of specialty drugs. The increase in cost per prescription measures continued to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform as evidenced by the introduction of the Patient Centered Primary Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping to improve patient care while lowering costs. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.

As evidenced by our expansion of CareMore into select New York and Virginia markets, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting the financial resources of seniors and the Medicare Program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

Consolidated Results of Operations

Our consolidated summarized results of operations for the years ended December 31, 2012, 2011 and 2010 are discussed in the following section.

				Change
	Years Ended December 31			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%

Total operating revenue	$60,728.5	$59,865.2	$57,740.5	$863.3	1.4	$2,124.7	3.7
Net investment income	686.1	703.7	803.3	(17.6)	(2.5)	(99.6)	(12.4)
Net realized gains on investments	334.9	235.1	194.1	99.8	42.5	41.0	21.1
Other-than-temporary impairment losses on investments	(37.8)	(93.3)	(39.4)	(55.5)	(59.5)	53.9	136.8

Total revenues	61,711.7	60,710.7	58,698.5	1,001.0	1.6	2,012.2	3.4
Benefit expense	48,213.6	47,647.5	44,930.4	566.1	1.2	2,717.1	6.0
Selling, general and administrative expense	8,738.3	8,435.6	8,732.6	302.7	3.6	(297.0)	(3.4)
Cost of products	137.4	—	—	137.4	—	—	—
Other expense[1]	756.9	669.7	681.7	87.2	13.0	(12.0)	(1.8)

Total expenses	57,846.2	56,752.8	54,344.7	1,093.4	1.9	2,408.1	4.4

Income before income tax expense	3,865.5	3,957.9	4,353.8	(92.4)	(2.3)	(395.9)	(9.1)
Income tax expense	1,210.0	1,311.2	1,466.7	(101.2)	(7.7)	(155.5)	(10.6)

Net income	$2,655.5	$2,646.7	$2,887.1	$8.8	0.3	$(240.4)	(8.3)

Average diluted shares outstanding	324.8	365.1	415.8	(40.3)	(11.0)	(50.7)	(12.2)
Diluted net income per share	$8.18	$7.25	$6.94	$0.93	12.8	$0.31	4.5
Benefit expense ratio[2]	85.3%	85.1%	83.2%		20bp [3]		190bp [3]
Selling, general and administrative expense ratio[4]	14.4%	14.1%	15.1%		30bp [3]		(100)bp [3]
Income before income taxes as a percentage of total revenue	6.3%	6.5%	7.4%		(20)bp [3]		(90)bp [3]
Net income as a percentage of total revenue	4.3%	4.4%	4.9%		(10)bp [3]		(50)bp [3]

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense, amortization of other intangible assets and impairment of other intangible assets
[2]

Benefit expense ratio = Benefit expense ÷ Premiums. Premiums for the years ended December 31, 2012, 2011 and 2010 were $56,496.7, $55,969.6 and $53,973.6, respectively, and are included in Total operating revenue presented above.

[3]	bp = basis point; one hundred basis points = 1%
[4]	Selling, general and administrative expense ratio = Selling, general and administrative expense ÷ Total operating revenue

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total operating revenue increased $863.3, or 1.4%, to $60,728.5 in 2012, resulting primarily from higher premium revenue and, to a lesser extent, increased other revenue and administrative fees. The higher premium revenue was due primarily to membership growth in our Senior Medicare Advantage business, including CareMore, and growth in our State-Sponsored business, primarily in the California market, as well as revenue from Amerigroup’s operations during the post-acquisition period. In addition, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and increased reimbursement in our FEP business contributed to the increased premium revenue. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions. The increase in other revenue resulted primarily from ocular product sales by our 1-800 CONTACTS business during the post-acquisition period. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses, partially offset by membership declines in our self-funded National Accounts business.

Net investment income decreased $17.6, or 2.5%, to $686.1 in 2012, primarily due to lower investment yields, partially offset by higher average cash and investment balances resulting from debt issuances in 2012, including the debt issuance related to our acquisition of Amerigroup.

Net realized gains on investments, net of other-than-temporary impairment losses, increased $155.3, or 110%, to $297.1 in 2012, primarily due to increased gains on sales of fixed maturity securities and, to a lesser extent, decreased other-than-temporary impairment losses on equity securities as a result of improved market conditions.

Benefit expense increased $566.1, or 1.2%, to $48,213.6 in 2012, primarily due to increases in our Senior and State-Sponsored businesses, partially offset by decreases in our Local Group business. The increase in our Senior business was driven primarily by membership growth in our Medicare Advantage business, including CareMore, while the increase in our State-Sponsored business was driven by both increased benefit cost trends and membership growth, including membership acquired with the acquisition of Amerigroup. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above, as well as favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.

Our benefit expense ratio increased 20 basis points to 85.3% in 2012, primarily due to higher medical costs in our State-Sponsored business, primarily in California. The benefit expense ratio increase was partially offset by improvements in our Local Group and Senior businesses and the favorable prior year reserve development.

Selling, general and administrative expense increased $302.7, or 3.6%, to $8,738.3 in 2012, primarily due to additional selling, general and administrative expense related to CareMore, acquisition and integration related expenses associated with Amerigroup and 1-800 CONTACTS, and the impairment of certain software assets, partially offset by lower employee incentive compensation costs.

Our selling, general and administrative expense ratio increased 30 basis points to 14.4% in 2012, primarily due to the increased selling, general and administrative expense discussed in the preceding paragraph, partially offset by increased operating revenue.

Cost of products totaled $137.4 in 2012 and represents the costs of ocular products sold by 1-800 CONTACTS during the post-acquisition period.

Other expense increased $87.2, or 13.0%, to $756.9 in 2012, primarily due to increased interest expense resulting from higher outstanding debt balances and financing costs associated with our acquisition of Amerigroup.

Income tax expense decreased $101.2, or 7.7%, to $1,210.0 in 2012, primarily due to a lower effective tax rate in 2012 and, to a lesser extent, lower income before income tax expense. The effective tax rates in 2012 and 2011 were 31.3% and 33.1%, respectively. The effective tax rate decreased primarily due to the impact from the 2012 settlement with the IRS of items related to not-for-profit conversions and corporate reorganizations in prior years, as well as issues related to certain of our acquired companies incurred prior to our acquisition of those companies. This was partially offset by increases due to the impact of non-tax deductible litigation settlement expenses and an increase in our state deferred tax asset valuation allowance attributable to uncertainty associated with certain state net operating loss carryforwards.

Our net income as a percentage of total revenue decreased 10 basis points to 4.3% in 2012 as compared to 2011 as a result of all factors discussed above.

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

Selling, general and administrative expense decreased $297.0, or 3.4%, to $8,435.6 in 2011, primarily due to lower incentive compensation costs, cost reductions associated with our ongoing efficiency initiatives and the non-recurrence of asset impairments, partially offset by increased premium tax expense, selling, general and administrative expenses associated with our CareMore subsidiary and increased advertising expenses.

Our selling, general and administrative expense ratio decreased 100 basis points to 14.1% in 2011, primarily due to increased operating revenue and reduced selling, general and administrative expenses.

Other expenses decreased $12.0, or 1.8%, to $669.7 in 2011, reflecting the non-recurrence of an impairment of other intangible assets and reduced amortization of certain other intangible assets acquired in prior years, partially offset by increased interest expense due to higher average outstanding debt balances.

Income tax expense decreased $155.5, or 10.6%, to $1,311.2 in 2011, primarily due to lower income before income tax expense. The effective tax rates in 2011 and 2010 were 33.1% and 33.7%, respectively. The effective tax rate decreased primarily due to prior tax year federal and state audit settlements during 2011.

Net income as a percentage of total revenue decreased 50 basis points to 4.4% in 2011 as compared to 2010 as a result of all factors discussed above.

Reportable Segments Results of Operations

We use operating gain to evaluate the performance of our reportable segments, which currently are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, impairment of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, including a reconciliation of consolidated operating gain to income before income taxes, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in this Form 10-K. The discussion of segment results for the years ended December 31, 2012, 2011 and 2010 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer, and Other segments’ summarized results of operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

				Change
	Years Ended December 31			2012 vs. 2011			2011 vs. 2010
	2012	2011	2010	$	%		$		%
Commercial
Operating revenue	$33,553.5	$34,498.0	$34,559.3	$(944.5)	(2.7)		$(61.3)		(0.2)
Operating gain	3,199.7	3,090.5	3,085.7	109.2	3.5		4.8		0.2
Operating margin	9.5%	9.0%	8.9%	NA [1]	50	bp	NA	[1]	10	bp

Consumer
Operating revenue	$19,427.7	$17,784.9	$16,092.6	$1,642.8	9.2		$1,692.3		10.5
Operating gain	440.2	623.1	1,000.6	(182.9)	(29.4)		(377.5)		(37.7)
Operating margin	2.3%	3.5%	6.2%	NA [1]	(120	)bp	NA	[1]	(270	)bp

Other
Operating revenue	$7,747.3	$7,582.3	$7,088.6	$165.0	2.2		$493.7		7.0
Operating (loss) gain	(0.7)	68.5	(8.8)	(69.2)	(101.0)		77.3		878.4

[1]	Not applicable

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Commercial

Operating revenue decreased $944.5, or 2.7%, to $33,553.5 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends. Partially offsetting the decline in premium revenue was an increase in other revenue in our ancillary businesses resulting primarily from ocular product sales by 1-800 CONTACTS during the post-acquisition period and increased administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses.

Operating gain increased $109.2, or 3.5%, to $3,199.7 in 2012, primarily due to an improved benefit expense ratio for our Local Group business, including the impact of favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011, as well as increased operating results in our ancillary businesses, including ocular product sales by 1-800 CONTACTS during the post-acquisition period. These increases were partially offset by declines in our Local Group business due to fully-insured membership losses as a result of strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions.

The operating margin in 2012 was 9.5%, a 50 basis point increase from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $1,642.8, or 9.2%, to $19,427.7 in 2012, primarily due to membership growth in our Medicare Advantage business, including CareMore, and, to a lesser extent, growth in our State-Sponsored business resulting from retroactive premium rate increases in the California market as well as premium revenue from Amerigroup’s operations during the post-acquisition period.

Operating gain decreased $182.9, or 29.4%, to $440.2 in 2012, primarily due to declines in our State-Sponsored and Individual businesses due to higher benefit cost trends and increased general and administrative expense resulting from transaction expenses associated with the Amerigroup acquisition and restructuring activities.

The operating margin in 2012 was 2.3%, a 120 basis point decrease from 2011, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $165.0, or 2.2%, to $7,747.3 in 2012, primarily due to growth in our FEP business resulting from premium rate increases designed to cover overall cost trends during 2012.

Operating gain decreased $69.2 to an operating loss of $0.7 in 2012, primarily due to increased unallocated general and administrative expense, including expenses related to restructuring activities, transaction expenses associated with the Amerigroup acquisition and litigation settlement expenses.

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

The operating margin in 2011 was 9.0%, a 10 basis point increase over 2010, primarily due to the factors discussed in the preceding two paragraphs.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable

The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2012, this liability was $6,174.5 and represented 17.6% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 95.5%, or $5,897.9, of our total medical claims liability as of

December 31, 2012; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4.5%, or $276.6, of the total medical claims payable as of December 31, 2012. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.

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

While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2012 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.

There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2012, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.

The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $143.0, in the December 31, 2012 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.

The other major assumption used in the establishment of the December 31, 2012 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2012, there was a 300 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 4%, or approximately $276.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2012.

See Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in this Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2012, 2011 and 2010. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material. Further, while we believe we have consistently applied our methodology in determining our best estimate for unpaid claims liability at each reporting date, starting in 2010 we began using a lower level of targeted margin for adverse deviation, which resulted in a benefit to 2010 income before taxes of $67.7.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for 2012, 88.8% for 2011 and 89.6% for 2010. The increase in 2012 reflects acceleration in processing claims that occurred in 2012 due to higher levels of automatic claims adjudication and faster claims payment. The decline in 2011 reflects the impact of processing a claims inventory backlog that accumulated at the end of 2010.

We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred claims payable less prior years’ redundancies in the current period in order to demonstrate the development of the prior years’ reserves. This metric was 10.4% for the year ended December 31, 2012. This metric was 4.5% for the year ended December 31, 2011 and 15.3% for the year ended December 31, 2010. The years ended December 31, 2012 and 2011 reflect a lower level of targeted reserve for adverse deviation and a resultant lower level of prior years’ redundancies than the year ended December 31, 2010.

We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation measure indicates the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2012, this metric was 1.1%, which was calculated using the redundancy of $513.6. This metric was 0.5% for 2011 and 1.5% for 2010.

The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in this Form 10-K, for each of 2011 and 2010 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2011	2010
Total net incurred medical claims, as reported	$47,071.9	$44,359.1
Retrospective basis, as described above	46,768.0	44,867.4

Variance	$303.9	$(508.3)

Variance to total net incurred medical claims, as reported	0.6%	(1.1)%

Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2012 estimate of medical claims payable will be known during 2013.

The 2011 variance to total net incurred medical claims, as reported of 0.6% was smaller in absolute value than the 2010 percentage of (1.1)%. The 2011 variance was driven by the higher level of prior year redundancies in 2012 associated with 2011 claim payments.

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

For additional information, see Note 8, “Income Taxes,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2012 was $17,510.5 and other intangible assets were $9,102.8. The sum of goodwill and other intangible assets represented 45.1% of our total consolidated assets and 111.8% of our consolidated shareholders’ equity at December 31, 2012.

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

We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. These tests involve the use of estimates related to the fair value of goodwill at the reporting unit level and other intangible assets with indefinite lives, and require a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests are also performed during interim periods when potential impairment indicators exist or changes in our business or other triggering events occur.

Fair value is estimated using the income and market approaches for goodwill at the reporting unit level and the income approach for our indefinite lived intangible assets. Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted-average cost of capital. Market valuations are based on observed multiples of certain measures including membership, revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) and include market comparisons to publicly traded companies in our industry.

We did not incur any impairment losses as a result of our 2012 annual impairment tests. However, as a result of certain provisions of Health Care Reform, along with current economic conditions resulting in high unemployment rates, we have experienced lower operating margins in certain lines of business. Those margins could become further compressed if unemployment levels remain high and as the more significant components of Health Care Reform become effective on January 1, 2014. As a result, the estimated fair values of certain of our reporting units with goodwill could fall below their carrying values and we may be required to record impairment losses in future periods.

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

For additional information, see Note 10, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

Investments

Current and long-term available-for-sale investment securities were $18,586.9 at December 31, 2012 and represented 31.5% of our total consolidated assets at December 31, 2012. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.

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

Certain FASB other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, this FASB OTTI guidance requires disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

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

In addition to available-for-sale investment securities, we held additional long-term investments of $1,387.7, or 2.4% of total consolidated assets, at December 31, 2012. These long-term investments consisted primarily of real estate, cash surrender value of corporate-owned life insurance policies and certain other equity method investments. Due to their less liquid nature, these investments are classified as long-term.

Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $17,344.4 at December 31, 2012. The weighted-average credit rating of these securities was “A” as of December 31, 2012. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions and mortgage-backed securities of $2,029.5 and $16.9, respectively, that are guaranteed by third parties. With the exception of eleven securities with a fair value of $16.9, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2012 with a guarantee by a third party. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2012 for the securities for which such information is available.

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

We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2012 and 2011.

In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2012 totaled $155.5 and represented less than 1% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain inverse floating rate securities, structured securities, and municipal bonds that were thinly traded or not traded at all due to concerns in the securities markets and the resulting lack of liquidity. Consequently, observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.

For additional information, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K, and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

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

An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2012 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.66%, compared with our prior year assumption of 8.00%. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date (December 31, 2012). The selected weighted-average discount rate was 3.60%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with the FASB guidance.

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

Other Postretirement Benefits

We provide most associates with certain medical, vision and dental benefits upon retirement. We use various actuarial assumptions, including a discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree benefits.

At our December 31, 2012 measurement date, the selected discount rate for all plans was 3.71% (compared to a discount rate of 4.36% at the December 31, 2011 measurement date). We developed this rate using a yield curve approach as described above.

The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2012 measurement date was 8.00% for 2013 with a gradual decline to 4.50% by the year 2025. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2012 measurement date was 6.00% for 2013 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2012 by $47.1 and would increase service and interest costs by $2.4. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $40.2 as of December 31, 2012 and would decrease service and interest costs by $2.0.

For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

New Accounting Pronouncements

For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2012 that had, or are expected to have a material impact on our financial position, results of operations or financial statement disclosures, see the “New Accounting Pronouncements” section of Note 2, “Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, repurchases of our common stock, capital expenditures and the payment of shareholder cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have some negative impact on our liquidity.

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

We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 senior revolving credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2,000.0 senior revolving credit facility, we estimate that we will receive approximately $2,284.0 of dividends from our subsidiaries during 2013, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31
	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$2,744.6	$3,374.4	$1,416.7
Investing activities	(4,551.6)	(942.0)	(1,271.5)
Financing activities	2,088.9	(2,019.2)	(3,169.3)
Effect of foreign exchange rates on cash and cash equivalents	1.1	(0.4)	(3.2)

Increase (decrease) in cash and cash equivalents	$283.0	$412.8	$(3,027.3)

Liquidity— Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

During the year ended December 31, 2012, net cash flow provided by operating activities was $2,744.6, compared to $3,374.4 for the year ended December 31, 2011, a decrease of $629.8. This decrease was driven primarily by payments related to the run-out of medical claims for former members, net operating cash outflows by our Amerigroup subsidiary during the post-acquisition period (including claims payments, change-in-control payments and payments for transaction costs), increased litigation settlement payments and the addition of required minimum medical loss ratio rebate payments in 2012 (which were established as liabilities during the year ended December 31, 2011).

Net cash flow used in investing activities was $4,551.6 during the year ended December 31, 2012, compared to $942.0 for the year ended December 31, 2011. The increase in cash flow used in investing activities of $3,609.6 between the two periods primarily resulted from an increase in the purchase of subsidiaries, reflecting the acquisitions of Amerigroup and 1-800 CONTACTS during 2012, and an increase in purchases of property and equipment, partially offset by changes in securities lending collateral and an increase in the net proceeds from the sales of investments.

Net cash flow provided by financing activities was $2,088.9 during the year ended December 31, 2012, compared to net cash flow used in financing activities of $2,019.2 for the year ended December 31, 2011. The increase in cash flow provided by financing activities of $4,108.1 primarily resulted from an increase in net proceeds from long-term borrowings and a decrease in common stock repurchases, partially offset by changes in bank overdrafts, changes in securities lending payable and a decrease in the proceeds from the issuance of common stock under our employee stock plans.

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

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22,474.0 at December 31, 2012. Since December 31, 2011, total cash, cash equivalents and investments, including long-term investments, increased by $1,777.5 primarily due to cash generated from operations and increased debt balances, partially offset by cash used in our acquisitions of Amerigroup and 1-800 CONTACTS, common stock repurchases, purchases of property and equipment and cash dividends to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.

At December 31, 2012, we held at the parent company $2,029.0 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.6% and 29.7% as of December 31, 2012 and December 31, 2011, respectively. The increase in our consolidated debt-to-capital ratio at December 31, 2012 was primarily due to the increased debt we incurred to finance our acquisition of Amerigroup. We expect that over time, our consolidated debt-to-capital ratio will return to be within the targeted range stated above.

Our senior debt is rated “A-” by Standard & Poor’s, “BBB+” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.

Future Sources and Uses of Liquidity

We have a shelf registration statement on file with the Securities and Exchange Commission, or SEC, to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.

We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility as of December 31, 2012.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2012 and 2011, $570.9 and $799.8, respectively, were outstanding under our commercial paper program. Commercial paper borrowings have been classified as long-term debt at December 31, 2012 and 2011 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2012 and 2011, $250.0 and $100.0, respectively, were outstanding under our short-term FHLBs borrowings.

As a result of our acquisition of Amerigroup on December 24, 2012, the carrying amount of $556.9 of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019 has been included in our consolidated balance sheet as of December 31, 2012. On January 25, 2013 we redeemed the outstanding principal balance of these notes, plus applicable premium for early redemption, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.

On October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures. The Debentures are governed by an indenture, or the Indenture, dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted. We used approximately $371.0 of the net proceeds from the issuance to repurchase shares of our common stock concurrently with the offering of the Debentures, and the balance was used for general corporate purposes, including but not limited to additional purchases of shares of our common stock pursuant to our share repurchase program and the repayment of short-term and/or long-term debt. For additional information related to the Debentures, including the circumstances under which holders may convert the Debentures, see Note 13, “Debt” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

On September 10, 2012, we issued $625.0 of 1.250% notes due 2015, $625.0 of 1.875% notes due 2018, $1,000.0 of 3.300% notes due 2023 and $1,000.0 of 4.650% notes due 2043 under our shelf registration statement. We used the net proceeds of this offering to pay a portion of the consideration for our acquisition of Amerigroup and the balance for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.

At maturity on August 1, 2012, we repaid the $800.0 outstanding balance of our 6.800% senior unsecured notes.

On May 7, 2012, we issued $850.0 of 3.125% notes due 2022 and $900.0 of 4.625% notes due 2042 under our shelf registration statement. We used the proceeds from this offering for working capital and for general corporate purposes, including, but not limited to, repayment of short-term and long-term debt. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.

At maturity on April 9, 2012, we refinanced the $100.0 outstanding balance of our long-term 1.430% fixed rate FHLB secured loan to a three month term loan with a fixed interest rate of 0.370% which matured on July 9, 2012.

At maturity on January 17, 2012, we repaid the $350.0 outstanding balance of our 6.375% senior unsecured notes.

As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2,284.0 of dividends to be paid to the parent company during 2013. During 2012, we received $2,935.1 of dividends from our subsidiaries.

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

A summary of the cash dividend activity for the year ended December 31, 2012 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
January 24, 2012	March 9, 2012	March 23, 2012	$ 0.2875	$ 95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5
July 24, 2012	September 10, 2012	September 25, 2012	0.2875	90.7
November 6, 2012	December 7, 2012	December 21, 2012	0.2875	87.1

On February 20, 2013, our Board of Directors increased the quarterly shareholder cash dividend to $0.375 per share on the outstanding shares of our common stock. This increased quarterly dividend is payable on March 25, 2013 to shareholders of record as of March 8, 2013.

A summary of share repurchases for the period January 1, 2013 through February 8, 2013 (subsequent to December 31, 2012) and for the year ended December 31, 2012 is as follows:

	January 1, 2013 Through February 8, 2013	Year Ended December 31, 2012
Shares repurchased	1.1	39.7
Average price per share	$59.01	$62.96
Aggregate cost	$64.4	$2,496.8
Authorization remaining at the end of each period	$1,772.5	$1,836.9

We expect to utilize unused authorization remaining at December 31, 2012 over a multi-year period, subject to market and industry conditions. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.

Our current retirement benefits funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2012, no material contributions were necessary to meet ERISA required funding levels. However, during the year ended December 31, 2012, we made tax deductible discretionary contributions to the pension benefit plans and other benefit plans of $34.5 and $0.0, respectively.

Contractual Obligations and Commitments

Our estimated contractual obligations and commitments as of December 31, 2012 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt, including capital leases[1]	$23,815.1	$1,969.6	$2,668.9	$3,177.2	$15,999.4
Operating lease commitments	801.8	128.7	231.9	171.0	270.2
Projected other postretirement benefits	486.8	38.6	125.1	129.6	193.5
Purchase obligations:
IBM outsourcing agreements[2]	445.0	193.9	251.1	—	—
Other purchase obligations[3]	1,793.3	941.8	606.3	214.4	30.8
Other long-term liabilities[4]	989.9	—	403.8	379.6	206.5
Venture capital commitments	288.1	102.7	100.0	60.9	24.5

Total contractual obligations and commitments	$28,620.0	$3,375.3	$4,387.1	$4,132.7	$16,724.9

[1]	Includes estimated interest expense.

[2]

Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 14, “Commitments and Contingences,” to the audited consolidated financial statements as of and for the year ended December 31, 2012 included in this Form 10-K for further information.

[3]	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.
[4]

Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2012 as a result of the value of the assets in the plans. In addition, amount includes other obligations resulting from third-party service contracts.

The above table does not contain $159.2 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 8, “Income Taxes,” to the audited consolidated financial statements as of and for the year ended December 31, 2012 included in this Form 10-K for further information.

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

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance regulator at the end of each calendar year. Our risk-based capital as of December 31, 2012, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; our ability to integrate and achieve expected synergies and operating efficiencies in the Amerigroup and 1-800 CONTACTS, Inc. acquisitions within the expected timeframes or at all and to successfully integrate our operations, as such integrations may be more difficult, time consuming or costly than expected, revenues following the transactions may be lower than expected and operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients and suppliers, may be greater than expected following the transactions; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; risks inherent in selling health care products in the consumer retail market; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2012. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.

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

Our portfolio includes corporate securities (approximately 43% of the total portfolio at December 31, 2012), which are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. This risk is managed through fundamental credit analysis, diversification of issuers and industries and an average credit rating of the corporate fixed maturity portfolio of approximately “BBB.”

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

As of December 31, 2012, approximately 93.3% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $740.4 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $744.3 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Our available-for-sale equity securities portfolio, as of December 31, 2012, was approximately 6.7% of our investments. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $124.3. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $124.3.

For additional information regarding our investments, see Note 5, “Investments”, to our audited consolidated financial statements as of and for the year ended December 31, 2012, and “Investments” within “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Long-Term Debt

Our total long-term debt at December 31, 2012 was $14,727.9, and included $570.9 of commercial paper. The carrying values of the commercial paper approximate fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt includes senior unsecured notes, convertible debentures and subordinated surplus notes by one of our insurance subsidiaries. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. These senior unsecured notes had combined carrying and estimated fair value of $13,173.6 and $14,377.1, respectively, at December 31, 2012. The carrying value and estimated fair value of the convertible debentures were $958.1 and $1,613.4, respectively, at December 31, 2012. The carrying value and estimated fair value of the surplus notes were $25.0 and $29.7, respectively, at December 31, 2012.

Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly. For additional information regarding our long-term debt, see Note 13, “Debt” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K.

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

Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2012, we recorded a net asset of $58.5, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $70.7 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $70.7 increase in fair value.

We also utilize put and call options on the S&P 500 index to hedge (on an economic basis) the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $64.2 in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $63.7 in the fair value of these derivatives.

For additional information regarding our derivatives, see Note 6, “Derivatives” to our audited consolidated financial statements as of and for the year ended December 31, 2012, included in this Form 10-K. Also for accounting related to securities in our equity portfolio, see “Critical Accounting Policies and Estimates – Investments” within Part II, Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

Report of Independent Registered

Public Accounting Firm

Board of Directors and Shareholders

WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 22, 2013

WellPoint, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,484.6	$2,201.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $16,033.1 and $15,233.6)	16,912.9	15,913.1
Equity securities (cost of $869.9 and $937.7)	1,212.4	1,188.1
Other invested assets, current	14.8	14.8
Accrued investment income	162.2	172.0
Premium and self-funded receivables	3,687.4	3,402.9
Other receivables	928.8	943.9
Income taxes receivable	228.5	105.8
Securities lending collateral	564.6	871.4
Deferred tax assets, net	243.2	424.8
Other current assets	1,829.0	1,859.0

Total current assets	28,268.4	27,097.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $426.0 and $240.8)	431.5	246.8
Equity securities (cost of $27.1 and $28.4)	30.1	28.8
Other invested assets, long-term	1,387.7	1,103.3
Property and equipment, net	1,738.3	1,418.1
Goodwill	17,510.5	13,858.7
Other intangible assets	9,102.8	7,931.7
Other noncurrent assets	486.1	478.4

Total assets	$58,955.4	$52,163.2

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,174.5	$5,489.0
Reserves for future policy benefits	61.3	55.1
Other policyholder liabilities	2,345.7	2,278.2

Total policy liabilities	8,581.5	7,822.3
Unearned income	968.3	926.5
Accounts payable and accrued expenses	3,132.5	3,124.1
Security trades pending payable	69.3	51.7
Securities lending payable	564.7	872.5
Short-term borrowings	250.0	100.0
Current portion of long-term debt	557.1	1,274.5
Other current liabilities	1,713.5	1,727.1

Total current liabilities	15,836.9	15,898.7
Long-term debt, less current portion	14,170.8	8,465.7
Reserves for future policy benefits, noncurrent	750.8	730.7
Deferred tax liabilities, net	3,381.0	2,724.0
Other noncurrent liabilities	1,013.2	1,055.9

Total liabilities	35,152.7	28,875.0

Commitments and contingencies—Note 14

Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 304,715,144 and 339,372,680	3.0	3.4
Additional paid-in capital	10,853.5	11,679.2
Retained earnings	12,647.1	11,490.7
Accumulated other comprehensive income	299.1	114.9

Total shareholders’ equity	23,802.7	23,288.2

Total liabilities and shareholders’ equity	$58,955.4	$52,163.2

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

	Years Ended December 31
	2012	2011	2010
(In millions, except per share data)
Revenues
Premiums	$56,496.7	$55,969.6	$53,973.6
Administrative fees	3,934.1	3,854.6	3,730.4
Other revenue	297.7	41.0	36.5

Total operating revenue	60,728.5	59,865.2	57,740.5
Net investment income	686.1	703.7	803.3
Net realized gains on investments	334.9	235.1	194.1
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(41.2)	(114.7)	(70.8)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	3.4	21.4	31.4

Other-than-temporary impairment losses recognized in income	(37.8)	(93.3)	(39.4)

Total revenues	61,711.7	60,710.7	58,698.5

Expenses
Benefit expense	48,213.6	47,647.5	44,930.4
Selling, general and administrative expense:
Selling expense	1,586.9	1,616.8	1,610.3
General and administrative expense	7,151.4	6,818.8	7,122.3

Total selling, general and administrative expense	8,738.3	8,435.6	8,732.6
Cost of products	137.4	—	—
Interest expense	511.8	430.3	418.9
Amortization of other intangible assets	245.1	239.4	241.7
Impairment of other intangible assets	—	—	21.1

Total expenses	57,846.2	56,752.8	54,344.7

Income before income tax expense	3,865.5	3,957.9	4,353.8
Income tax expense	1,210.0	1,311.2	1,466.7

Net income	$2,655.5	$2,646.7	$2,887.1

Net income per share
Basic	$8.26	$7.35	$7.03

Diluted	$8.18	$7.25	$6.94

Dividends per share	$1.15	$1.00	$—

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2012	2011	2010
(In millions)
Net income	$2,655.5	$2,646.7	$2,887.1
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	189.9	20.6	125.1
Change in non-credit component of other-than-temporary impairment losses on investments	4.5	(0.7)	14.7
Change in net unrealized gains/losses on cash flow hedges	0.1	(10.0)	(14.5)
Change in net periodic pension and postretirement costs	(10.9)	(119.8)	32.9
Foreign currency translation adjustments	0.6	0.2	(1.7)

Other comprehensive income (loss)	184.2	(109.7)	156.5

Total comprehensive income	$2,839.7	$2,537.0	$3,043.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2012	2011	2010
(In millions)
Operating activities
Net income	$2,655.5	$2,646.7	$2,887.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(334.9)	(235.1)	(194.1)
Other-than-temporary impairment losses recognized in income	37.8	93.3	39.4
Loss on disposal of assets	4.7	3.3	1.9
Deferred income taxes	127.5	74.3	101.8
Amortization, net of accretion	633.6	541.5	497.7
Impairment of goodwill and other intangible assets	—	—	21.1
Depreciation expense	107.1	95.7	103.1
Impairment of property and equipment	66.8	—	95.3
Share-based compensation	146.5	134.8	136.0
Excess tax benefits from share-based compensation	(28.8)	(42.2)	(28.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	189.9	(401.8)	109.7
Other invested assets	(38.9)	(8.9)	5.1
Other assets	79.2	(259.2)	(320.1)
Policy liabilities	(53.7)	978.0	(330.7)
Unearned income	(193.7)	35.1	(158.6)
Accounts payable and accrued expenses	(406.5)	(208.7)	(58.2)
Other liabilities	(132.8)	(13.6)	(208.4)
Income taxes	(73.9)	(44.6)	(1,239.8)
Other, net	(40.8)	(14.2)	(43.5)

Net cash provided by operating activities	2,744.6	3,374.4	1,416.7

Investing activities
Purchases of fixed maturity securities	(15,040.4)	(11,914.8)	(10,567.2)
Proceeds from fixed maturity securities:
Sales	13,675.9	10,446.2	7,215.1
Maturities, calls and redemptions	1,781.5	1,891.3	3,321.7
Purchases of equity securities	(292.6)	(355.6)	(350.9)
Proceeds from sales of equity securities	422.7	287.4	197.9
Purchases of other invested assets	(303.7)	(207.9)	(91.4)
Proceeds from sales of other invested assets	35.5	29.4	34.5
Changes in securities lending collateral	307.9	28.9	(504.8)
Purchases of subsidiaries, net of cash acquired	(4,597.0)	(600.0)	(0.3)
Purchases of property and equipment	(544.9)	(519.5)	(451.4)
Proceeds from sales of property and equipment	0.4	3.7	0.8
Other, net	3.1	(31.1)	(75.5)

Net cash used in investing activities	(4,551.6)	(942.0)	(1,271.5)

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(229.0)	463.6	(164.4)
Proceeds from long-term borrowings	6,468.9	1,097.4	1,088.5
Repayments of long-term borrowings	(1,251.3)	(705.1)	(481.7)
Proceeds from short-term borrowings	642.0	100.0	100.0
Repayments of short-term borrowings	(492.0)	(100.0)	—
Changes in securities lending payable	(307.8)	(29.0)	504.9
Changes in bank overdrafts	(17.6)	264.3	(28.0)
Repurchase and retirement of common stock	(2,496.8)	(3,039.8)	(4,360.3)
Cash dividends	(367.1)	(357.8)	—
Proceeds from issuance of common stock under employee stock plans	110.8	245.0	143.6
Excess tax benefits from share-based compensation	28.8	42.2	28.1

Net cash provided by (used in) financing activities	2,088.9	(2,019.2)	(3,169.3)
Effect of foreign exchange rates on cash and cash equivalents	1.1	(0.4)	(3.2)

Change in cash and cash equivalents	283.0	412.8	(3,027.3)
Cash and cash equivalents at beginning of year	2,201.6	1,788.8	4,816.1

Cash and cash equivalents at end of year	$2,484.6	$2,201.6	$1,788.8

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Number of Shares	Par Value
(In millions)
January 1, 2010	449.8	$4.5	$15,192.2	$9,598.5	$68.1	$24,863.3
Net income	—	—	—	2,887.1	—	2,887.1
Other comprehensive income	—	—	—	—	156.5	156.5
Repurchase and retirement of common stock	(76.7)	(0.7)	(2,595.6)	(1,764.0)	—	(4,360.3)
Issuance of common stock under employee stock plans, net of related tax benefits	4.6	—	266.0	—	—	266.0

December 31, 2010	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	2,646.7	—	2,646.7
Other comprehensive loss	—	—	—	—	(109.7)	(109.7)
Repurchase and retirement of common stock	(44.5)	(0.4)	(1,523.2)	(1,516.2)	—	(3,039.8)
Dividends and dividend equivalents	—	—	—	(361.4)	—	(361.4)
Issuance of common stock under employee stock plans, net of related tax benefits	6.2	—	339.8	—	—	339.8

December 31, 2011	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	2,655.5	—	2,655.5
Other comprehensive income	—	—	—	—	184.2	184.2
Repurchase and retirement of common stock	(39.7)	(0.4)	(1,368.5)	(1,127.9)	—	(2,496.8)
Dividends and dividend equivalents	—	—	—	(371.2)	—	(371.2)
Issuance of convertible debentures	—	—	331.5	—	—	331.5
Conversion of stock awards in connection with AMERIGROUP
Corporation acquisition	—	—	19.7	—	—	19.7
Issuance of common stock under employee stock plans, net of related tax benefits	5.0	—	191.6	—	—	191.6

December 31, 2012	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1. Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in terms of medical membership in the United States, serving 36.1 medical members through our affiliated health plans and a total of more than 66.5 individuals through our subsidiaries as of December 31, 2012. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our recent acquisition of AMERIGROUP Corporation, or Amerigroup, as further described in Note 3, “Business Combinations,” we conduct business in Texas, Florida, Georgia, Maryland, Tennessee, New Jersey, New York, Nevada, Ohio, New Mexico, Louisiana and Washington, and beginning January 1, 2013 Amerigroup conducts business in Kansas. We also serve customers throughout the country as UniCare, and in certain California, Arizona, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

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

Investments: Certain Financial Accounting Standards Board, or FASB, other-than-temporary impairment, or FASB OTTI, guidance applies to fixed maturity securities and provides guidance on the recognition and presentation of other-than-temporary impairments. In addition, this FASB OTTI guidance requires disclosures related to other-than-temporary impairments. If a fixed maturity security is in an unrealized loss position and we have the intent to sell the fixed maturity security, or it is more likely than not that we will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in income in our consolidated income statements. For impaired fixed maturity securities that we do not intend to sell or it is more likely than not that we will not have to sell such securities, but we expect that we will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses recognized in income in our consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which we expect to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income, or AOCI.

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

We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. The fair value of the collateral received at the time of the transaction amounted to $564.7 and $872.5 at December 31, 2012 and 2011, respectively. The value of the cash collateral delivered represented 102% of the market value of the securities on loan at December 31, 2012 and 2011. Under the FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $197.1 and $183.7 at December 31, 2012 and 2011, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.

Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $79.0 and $149.1 at December 31, 2012 and 2011, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes: We file a consolidated income tax return. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year, excluding the impact from amounts initially recorded for business combinations, if any. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

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

Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting and it also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Goodwill represents the excess of cost of acquisition over the fair value of net assets acquired. Other intangible assets represent the values assigned to subscriber bases, provider and hospital networks, Blue Cross and Blue Shield and other trademarks, licenses, non-compete and other agreements. Goodwill and other intangible assets are allocated to reportable segments based on the relative fair value of the components of the businesses acquired.

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. Furthermore, goodwill and other intangible assets are allocated to reporting units for purposes of the annual impairment test. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately. Fair value is calculated using a blend of a projected income and market valuation approach. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analyses of WellPoint and other comparable companies. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future annual impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

Derivative Financial Instruments: We primarily invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, call options, credit default swaps, embedded derivatives,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

warrants and swaptions. Derivatives embedded within non-derivative instruments (such as options embedded in convertible fixed maturity securities) are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy. Our derivative use is generally limited to hedging purposes and we generally do not use derivative instruments for speculative purposes.

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management, including rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts, which are used to lock-in interest rates or to hedge (on an economic basis) interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.

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

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2012, we believe there were no material concentrations of credit risk with any individual counterparty.

Certain of our derivative agreements contain credit support provisions that require us to post collateral if there are declines in the derivative fair value or our credit rating.

Retirement Benefits: We recognize the funded status of pension and other postretirement benefit plans on the consolidated balance sheets based on fiscal-year-end measurements of plan assets and benefit obligations. Prepaid pension benefits represent prepaid costs related to defined benefit pension plans and are reported with other noncurrent assets. Postretirement benefits represent outstanding obligations for retiree medical, life, vision and dental benefits. Liabilities for pension and other postretirement benefits are reported with current and noncurrent liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.

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

Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established, premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2012 or 2011.

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

Other Policyholder Liabilities: Other policyholder liabilities include rate stabilization reserves associated with retrospectively rated insurance contracts and certain case-specific reserves as well as liabilities for minimum medical loss ratio, or MLR, rebates. Rate stabilization reserves represent accumulated premiums that exceed what customers owe us based on actual claim experience. The timing of payment of these retrospectively rated refunds is based on the contractual terms with the customers and can vary from period to period based on the specific contractual requirements.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Effective beginning in 2011, we are required to meet certain minimum MLR thresholds prescribed by the Patient Protection and Affordable Care Act and related Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform. If we do not meet or exceed the minimum MLR thresholds specified by Health Care Reform, we are required to pay rebates to certain customers. Minimum MLR rebates are calculated by applicable line of business (large group, small group and individual) and legal entity in accordance with regulations issued by the Department of Health and Human Services, or HHS. Such calculations are made using estimated calendar year medical loss expense and premiums, as defined by HHS.

We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which may differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our GAAP basis consolidated financial statements may be reported as a reduction of premiums in accordance with HHS regulations. For example, certain federal and state income taxes and assessments recorded as income tax expense or general and administrative expense, as appropriate, in our consolidated GAAP financial statements are allowed to be included as a reduction of premium revenue in HHS’ calculation of minimum MLR. In addition, profit amounts included in our payments to third party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.

Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, net of amounts recognized for minimum MLR rebates, if applicable. Minimum MLR rebates are calculated in accordance with regulations issued by HHS. Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.

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

Other revenue primarily includes ocular product sales by 1-800 CONTACTS, which are recognized as revenue when the products are shipped. For additional information about 1-800 CONTACTS, see Note 3, “Business Combinations.”

Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options and restricted stock awards. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. During 2010, we also offered an employee stock purchase plan. The employee stock purchase plan, which was suspended effective January 1, 2011, allowed for a purchase price per share which was 85% of the fair value of a share of common stock on the last trading day of the plan quarter. All share-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, are recognized as compensation expense in the income statement

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. Our share-based employee compensation plans and assumptions are described in Note 15, “Capital Stock.”

Advertising costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. The cost of advertising for product promotion is expensed as incurred while advertising associated with corporate image is expensed when first aired. Total advertising expense was $299.2, $287.8 and $226.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

New Accounting Pronouncements: In June 2011, the FASB issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 supersedes certain portions of Accounting Standards Codification Topic 220, Comprehensive Income, or ASC 220, and requires increased prominence of the presentation of other comprehensive income in financial statements. ASU 2011-05 requires entities to present net income and the components of other comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 eliminates the option in ASC 220 to present the components of other comprehensive income in the statement of changes in equity. Most of the presentation requirements of ASU 2011-05 became effective for us on a retrospective basis beginning January 1, 2012. However, certain presentation requirements of ASU 2011-05 were deferred by the FASB’s December 2011 issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. We elected to present the components of comprehensive income in two separate but consecutive financial statements, which is illustrated in the “Consolidated Statements of Income” and the “Consolidated Statements of Comprehensive Income.”

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, Fair Value Measurement, to provide guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows. However, we have added certain disclosures related to fair value measurements in Note 7, “Fair Value.”

There were no other new accounting pronouncements that were issued or became effective during the year ended December 31, 2012 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Reclassifications: As discussed above within the “Other Policyholder Liabilities” section of this Note 2, “Basis of Presentation and Significant Accounting Policies,” Health Care Reform requires that certain lines of business meet specified minimum MLR thresholds. If those thresholds are not met or exceeded, we are required to pay minimum MLR rebates. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the minimum MLR rebate calculation. HHS’ definition of costs varied from our prior benefit expense classification under GAAP. Where appropriate, we adopted HHS’ classification of costs effective January 1, 2011 to further align our GAAP basis benefit expense to that used in the calculation for determining MLR rebates under HHS guidance. However, certain components of the MLR computation as defined by HHS cannot be classified consistently under GAAP. Accordingly, benefit expense ratios shown in our GAAP basis presentation are different than the MLRs used to calculate rebates under HHS guidance. Prior period amounts were not reclassified due to immateriality.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

3. Business Combinations

Acquisition of Amerigroup

On December 24, 2012, we completed our acquisition of Amerigroup, one of the nation’s leading managed care companies focused on meeting the health care needs of financially vulnerable Americans. This acquisition furthers our goal of creating better health care quality at more affordable prices for our customers. Amerigroup also advances our capabilities in effectively and efficiently serving the growing Medicaid population, including the expanding dual eligibles, seniors, persons with disabilities and long-term services and support markets.

We paid $92.00 per share in cash to acquire all of the outstanding shares of Amerigroup for total cash consideration of $4,755.8. In addition, 0.5 shares of Amerigroup restricted stock converted to 0.7 shares of WellPoint restricted stock, valued at $17.1, and 0.1 shares underlying Amerigroup stock options converted to 0.2 shares underlying WellPoint stock options, valued at $2.6. We also incurred $24.0 of transaction costs, which were recorded to general and administrative expense during the year ended December 31, 2012.

In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Amerigroup’s assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the preliminary fair value of net assets acquired resulted in preliminary non-tax-deductible goodwill of $3,033.1 at December 31, 2012, all of which was allocated to our Consumer segment. Preliminary goodwill recognized from the acquisition of Amerigroup primarily relates to the future economic benefits arising from expected synergies and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to serve Medicaid and Medicare enrollees. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

The preliminary fair values of Amerigroup assets acquired and liabilities assumed as of the date of acquisition are summarized as follows:

Current assets	$2,716.5
Goodwill	3,033.1
Other intangible assets	955.0
Other noncurrent assets	406.1

Total assets acquired	7,110.7

Current liabilities	1,418.2
Noncurrent liabilities	917.0

Total liabilities assumed	2,335.2

Net assets acquired	$4,775.5

Of the $955.0 of total other intangible assets acquired, $65.0 represents finite-lived customer relationships with an amortization period of three years, $30.0 represents provider and hospital networks with an amortization period of 20 years and $860.0 represents indefinite-lived state Medicaid contracts and trade names.

The results of operations of Amerigroup for the period following December 24, 2012 are included in our consolidated financial statements within our Consumer segment and represented $219.0 and $6.1 of the Company’s operating revenue and net loss, respectively, for the year ended December 31, 2012. The pro-forma effects of this acquisition for prior periods were not considered material to our consolidated results of operations.

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

In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of 1-800 CONTACTS’ assets acquired and liabilities assumed, including identifiable intangible assets. The excess of the consideration transferred over the fair value of net assets acquired resulted in preliminary non-tax-deductible goodwill of $620.7 at December 31, 2012, all of which was allocated to our Commercial segment. Preliminary goodwill recognized from the acquisition of 1-800 CONTACTS primarily relates to the expected future growth of 1-800 CONTACTS’ business and further expansion of product offerings, including eyeglasses. Any subsequent adjustments made to the assets acquired or liabilities assumed during the measurement period will be recorded as an adjustment to goodwill.

The fair value of the net assets acquired from 1-800 CONTACTS included $449.4 of other intangible assets, which primarily consist of finite-lived customer relationships with an amortization period of 13 years and indefinite-lived trade names.

The results of operations of 1-800 CONTACTS for the period following June 20, 2012 are included in our consolidated financial statements within our Commercial segment and represented $214.5 and $12.9 of the

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued)

Company’s operating revenue and net income, respectively, for the year ended December 31, 2012. Through December 31, 2012, 1-800 CONTACTS operated under an alliance agreement, or the Alliance, with an unrelated third party to provide for the joint management, marketing and fulfillment of orders for products. Profits and losses of the Alliance were allocated to 1-800 CONTACTS based on the terms set forth in the Alliance agreement. Product sales made by 1-800 CONTACTS are reported on our consolidated income statement within “Other revenue” and expenses for the cost of products sold, as well as certain other allowed expenses as defined in the Alliance agreement, are presented on our consolidated income statement within “Cost of products.” The Alliance terminated on December 31, 2012.

The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

Acquisition of CareMore

On August 22, 2011, we completed our acquisition of CareMore, a senior focused health care delivery program that includes Medicare Advantage plans and clinics designed to deliver proactive, integrated, individualized health care in select California, Arizona and Nevada markets and subsequently expanded into select New York and Virginia markets during 2012. CareMore’s leading programs and services provide members with quality care through a hands-on approach to care coordination, convenient neighborhood care centers and exercise facilities and intensive treatment of chronic conditions. We believe this approach enhances our ability to create better health outcomes for seniors by engaging members both on the front end of our relationship, through comprehensive health screenings and enhanced preventive care, and throughout the spectrum of their health care needs. The acquisition of CareMore supports our strategic plans to capitalize on new opportunities for growth in the changing marketplace and to create the best health care value in our industry.

The fair value of net assets acquired from CareMore during 2011 included $172.6 of other intangible assets, which primarily consisted of customer relationships, trade name and provider relationships and have amortization periods ranging from ten to twenty years.

The results of operations of CareMore are included in our consolidated financial statements for periods following August 22, 2011. The pro-forma effects of this acquisition for prior periods were not material to our consolidated results of operations.

4. Restructuring Activities

As a result of restructuring activities implemented during 2012, 2011 and 2010, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

The 2012 restructuring activities were initiated primarily as a result of personnel changes, organizational realignment to create efficiencies in our business processes and certain integration activities associated with the Amerigroup acquisition. Activity related to these liabilities for the year ended December 31, 2012, by segment, is as follows:

	Commercial	Consumer	Other	Total
2012 Restructuring Activities
Employee termination costs:
Costs incurred in 2012	$23.0	$115.5	$0.3	$138.8
2012 payments	(3.5)	(17.6)	(0.1)	(21.2)

Liabilities for employee termination costs ending balance at December 31, 2012	19.5	97.9	0.2	117.6

Lease and other contract exit costs:
Costs incurred in 2012	8.8	3.0	0.1	11.9
2012 payments	(0.1)	—	—	(0.1)

Liabilities for lease and other contract exit costs ending balance at December 31, 2012	8.7	3.0	0.1	11.8

Total liabilities for 2012 restructuring activities ending balance at December 31, 2012	$28.2	$100.9	$0.3	$129.4

The 2011 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Health Care Reform. Activity related to these liabilities for the years ended December 31, 2012 and 2011, by segment, is as follows:

	Commercial	Consumer	Other	Total
2011 Restructuring Activities
Employee termination costs:
Costs incurred in 2011	$52.2	$11.9	$0.7	$64.8
2011 payments	(0.4)	(0.1)	—	(0.5)

Liabilities for employee termination costs ending balance at December 31, 2011	51.8	11.8	0.7	64.3
2012 payments	(30.1)	(6.9)	(0.4)	(37.4)
Liabilities released in 2012	(9.7)	(2.2)	(0.1)	(12.0)

Liabilities for employee termination costs ending balance at December 31, 2012	12.0	2.7	0.2	14.9

Lease and other contract exit costs:
Costs incurred in 2011	17.2	5.7	1.9	24.8
2011 payments	—	—	—	—

Liabilities for lease and other contract exit costs ending balance at December 31, 2011	17.2	5.7	1.9	24.8
2012 payments	(2.4)	(0.8)	(1.2)	(4.4)
Liabilities released in 2012	—	—	(0.1)	(0.1)

Liabilities for lease and other contract exit costs ending balance at December 31, 2012	14.8	4.9	0.6	20.3

Total liabilities for 2011 restructuring activities ending balance at December 31, 2012	$26.8	$7.6	$0.8	$35.2

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

4. Restructuring Activities (continued)

The 2010 restructuring activities were initiated as a result of a change in strategic focus primarily in response Health Care Reform. At December 31, 2012, our total liabilities for 2010 restructuring activities were $7.6, of which $2.6 related to employee termination costs and $5.0 related to lease and other contract exit costs. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts, which have expiration dates ranging through 2020.

5. Investments

A summary of current and long-term investments, available-for-sale, at December 31, 2012 and 2011 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	12 Months or Greater
December 31, 2012:
Fixed maturity securities:
United States Government securities	$330.3	$13.1	$(0.2)	$—	$343.2	$—
Government sponsored securities	153.6	2.6	—	—	156.2	—
States, municipalities and political subdivisions—tax-exempt	5,501.3	388.2	(5.7)	(1.6)	5,882.2	—
Corporate securities	7,642.0	387.0	(17.0)	(8.0)	8,004.0	(1.7)
Options embedded in convertible debt securities	67.2	—	—	—	67.2	—
Residential mortgage-backed securities	2,204.7	103.1	(1.1)	(1.9)	2,304.8	(0.4)
Commercial mortgage-backed securities	323.2	22.5	—	—	345.7	—
Other debt securities	236.8	7.6	(0.2)	(3.1)	241.1	(1.3)

Total fixed maturity securities	16,459.1	924.1	(24.2)	(14.6)	17,344.4	$(3.4)

Equity securities	897.0	358.0	(12.5)	—	1,242.5

Total investments, available-for-sale	$17,356.1	$1,282.1	$(36.7)	$(14.6)	$18,586.9

December 31, 2011:
Fixed maturity securities:
United States Government securities	$564.9	$39.9	$(0.1)	$—	$604.7	$—
Government sponsored securities	173.1	2.5	—	—	175.6	—
States, municipalities and political subdivisions—tax-exempt	4,994.2	352.3	(3.9)	(15.0)	5,327.6	(0.5)
Corporate securities	6,588.0	305.3	(88.4)	(6.9)	6,798.0	(0.4)
Options embedded in convertible debt securities	79.7	—	—	—	79.7	—
Residential mortgage-backed securities	2,471.4	112.1	(7.6)	(10.9)	2,565.0	(6.2)
Commercial mortgage-backed securities	363.2	14.9	(1.0)	(1.7)	375.4	—
Other debt securities	239.9	3.1	(2.0)	(7.1)	233.9	(3.2)

Total fixed maturity securities	15,474.4	830.1	(103.0)	(41.6)	16,159.9	$(10.3)

Equity securities	966.1	277.0	(26.2)	—	1,216.9

Total investments, available-for-sale	$16,440.5	$1,107.1	$(129.2)	$(41.6)	$17,376.8

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

At December 31, 2012, we owned $2,650.5 of mortgage-backed securities and $207.3 of asset-backed securities out of a total available-for-sale investment portfolio of $18,586.9. These securities included sub-prime and Alt-A securities with fair values of $44.4 and $133.7, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.1 and $6.2, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at December 31, 2012 and 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2012:
Fixed maturity securities:
United States Government securities	17	$48.5	$(0.2)	—	$—	$—
States, municipalities and political subdivisions—tax-exempt	184	420.1	(5.7)	1	46.9	(1.6)
Corporate securities	457	1,066.5	(17.0)	74	52.6	(8.0)
Residential mortgage-backed securities	79	211.0	(1.1)	44	25.5	(1.9)
Commercial mortgage-backed securities	4	10.1	—	3	4.1	—
Other debt securities	7	5.4	(0.2)	21	28.9	(3.1)

Total fixed maturity securities	748	1,761.6	(24.2)	143	158.0	(14.6)
Equity securities	961	149.6	(12.5)	—	—	—

Total fixed maturity and equity securities	1,709	$1,911.2	$(36.7)	143	$158.0	$(14.6)

December 31, 2011:
Fixed maturity securities:
United States Government securities	3	$7.1	$(0.1)	—	$—	$—
States, municipalities and political subdivisions—tax-exempt	19	86.6	(3.9)	84	195.2	(15.0)
Corporate securities	1,047	1,798.1	(88.4)	36	35.4	(6.9)
Residential mortgage-backed securities	91	170.4	(7.6)	65	78.0	(10.9)
Commercial mortgage-backed securities	14	27.7	(1.0)	5	15.6	(1.7)
Other debt securities	41	118.5	(2.0)	31	32.7	(7.1)

Total fixed maturity securities	1,215	2,208.4	(103.0)	221	356.9	(41.6)
Equity securities	1,137	271.6	(26.2)	—	—	—

Total fixed maturity and equity securities	2,352	$2,480.0	$(129.2)	221	$356.9	$(41.6)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may be less than contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$968.2	$985.4
Due after one year through five years	4,900.0	5,108.9
Due after five years through ten years	4,545.6	4,868.2
Due after ten years	3,517.4	3,731.4
Mortgage-backed securities	2,527.9	2,650.5

Total available-for-sale fixed maturity securities	$16,459.1	$17,344.4

The major categories of net investment income for the years ended December 31 are as follows:

	2012	2011	2010
Fixed maturity securities	$652.8	$692.4	$740.7
Equity securities	38.4	34.0	29.6
Cash and cash equivalents	2.5	3.7	8.3
Other	34.6	2.4	61.9

Investment income	728.3	732.5	840.5
Investment expense	(42.2)	(28.8)	(37.2)

Net investment income	$686.1	$703.7	$803.3

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31 are as follows:

	2012	2011	2010
Net realized gains/losses on investments:
Fixed maturity securities:
Gross realized gains from sales	$401.0	$289.2	$268.1
Gross realized losses from sales	(54.8)	(65.1)	(39.1)

Net realized gains/losses from sales of fixed maturity securities	346.2	224.1	229.0
Equity securities:
Gross realized gains from sales	82.0	75.4	57.7
Gross realized losses from sales	(93.8)	(68.0)	(81.4)

Net realized gains/losses from sales of equity securities	(11.8)	7.4	(23.7)
Other realized gains/losses on investments	0.5	3.6	(11.2)

Net realized gains on investments	334.9	235.1	194.1
Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(11.8)	(24.2)	(24.4)
Equity securities	(26.0)	(69.1)	(15.0)

Other-than-temporary impairment losses recognized in income:	(37.8)	(93.3)	(39.4)
Change in net unrealized gains/losses on investments:
Fixed maturity securities	199.8	155.9	29.7
Equity securities	94.7	(124.6)	164.7

Total change in net unrealized gains/losses on investments	294.5	31.3	194.4
Deferred income tax expense	(100.1)	(11.4)	(54.6)

Net change in net unrealized gains/losses on investments	194.4	19.9	139.8

Net realized gains/losses on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized gains/losses on investments	$491.5	$161.7	$294.5

A primary objective in the management of our fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities as well as tax considerations. Sales will generally produce realized gains and losses. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectations that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow. During the year ended December 31, 2012, we sold $14,098.6 of investments which resulted in gross realized gains of $483.0 and gross realized losses of $148.6.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

5. Investments (continued)

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

Other-than-temporary impairments recorded in 2012, 2011 and 2010 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair values remaining below cost for an extended period of time. There were no individually significant other-than-temporary impairment losses on investments by issuer during 2012, 2011 or 2010.

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

The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the years ended December 31, 2012, 2011 or 2010.

At December 31, 2012 and 2011, no investments exceeded 10% of shareholders’ equity.

The carrying value of fixed maturity investments that did not produce income during 2012 and 2011 was $1.8 and $11.9 at December 31, 2012 and 2011, respectively.

As of December 31, 2012 we had committed approximately $288.1 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.

At December 31, 2012 and 2011, securities with carrying values of approximately $431.5 and $246.8, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments

A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2012 and 2011 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2012
Hedging instruments
Interest rate swaps	$1,650.0	Other assets/other liabilities	$58.6	$(0.1)
Non-hedging instruments
Derivatives embedded in convertible fixed maturity securities	278.8	Fixed maturity securities	67.2	—
Interest rate swaps	95.9	Equity securities	—	(7.3)
Options	12,626.6	Equity securities	385.6	(411.2)
Futures	(0.9)	Equity securities	2.1	(0.4)

Subtotal non-hedging	13,000.4		454.9	(418.9)

Total derivatives	$14,650.4		$513.5	$(419.0)

December 31, 2011
Hedging instruments
Interest rate swaps	$1,105.0	Other assets/other liabilities	$86.6	$—
Non-hedging instruments
Derivatives embedded in convertible fixed maturity securities	368.2	Fixed maturity securities	79.7	—
Credit default and interest rate swaps	113.2	Equity securities	2.1	(7.5)
Options	7,227.7	Equity securities	255.2	(274.4)
Futures	—	Equity securities	1.2	(2.6)

Subtotal non-hedging	7,709.1		338.2	(284.5)

Total derivatives	$8,814.1		$424.8	$(284.5)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Fair Value Hedges

We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2012 and 2011 is as follows:

December 31, 2012 Fair value hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2012	2011
Interest rate swap	2012	$200.0	$—	4.350%	August 15, 2020
Interest rate swap	2012	625.0	—	1.875	January 15, 2018
Interest rate swap	2012	200.0	—	2.375	February 15, 2017
Interest rate swap	2011	200.0	200.0	5.250	January 15, 2016
Interest rate swap	2010	25.0	25.0	5.250	January 15, 2016
Interest rate swap	2006	—	240.0	6.800	August 1, 2012
Interest rate swap	2006	200.0	200.0	5.000	December 15, 2014
Interest rate swap	2005	—	240.0	6.800	August 1, 2012
Interest rate swap	2005	200.0	200.0	5.000	December 15, 2014

Total notional amount outstanding		$1,650.0	$1,105.0

A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2012, 2011 and 2010 is as follows:

Type of Fair Value Hedge	Income Statement Location of Hedge Gain (Loss)	Hedge Gain (Loss) Recognized	Hedged Item	Income Statement Location of Hedged Item Gain (Loss)	Hedged Item Gain (Loss) Recognized
Year ended December 31, 2012
Interest rate swaps	Interest expense	$38.2	Fixed rate debt	Interest expense	$(38.2)

Year ended December 31, 2011
Interest rate swaps	Interest expense	$45.1	Fixed rate debt	Interest expense	$(45.1)

Year ended December 31, 2010
Interest rate swaps	Interest expense	$44.8	Fixed rate debt	Interest expense	$(44.8)

Cash Flow Hedges

We have historically entered into forward starting pay fixed interest rate swaps, with the objective of eliminating the variability of cash flows in the interest payments on various debt issuances. These swaps have all terminated and no amounts were outstanding at December 31, 2012 or 2011. The unrecognized loss for all terminated cash flow hedges included in accumulated other comprehensive income was $35.3 at December 31, 2012 and 2011. As of December 31, 2012, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $4.6.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2012, 2011 and 2010 is as follows:

Type of Cash Flow Hedge	Effective Portion			Ineffective Portion
	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Loss	Income Statement Location of Gain (Loss) Reclassification from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
Year ended December 31, 2012
Forward starting pay fixed swaps	$(4.0)	Interest expense	$(4.2)	None	$(0.1)

Year ended December 31, 2011
Forward starting pay fixed swaps	$(18.2)	Interest expense	$(1.8)	None	$—

Year ended December 31, 2010
Forward starting pay fixed swaps	$(24.0)	Interest expense	$(1.2)	None	$—

We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments (continued)

Non-Hedging Derivatives

A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2012, 2011 and 2010 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2012
Derivatives embedded in convertible fixed maturity securities	Net realized gains (losses) on investments	$(2.4)
Interest rate swaps	Net realized gains (losses) on investments	(3.9)
Options	Net realized gains (losses) on investments	(66.0)
Futures	Net realized gains (losses) on investments	(6.7)

Total		$(79.0)

Year ended December 31, 2011
Derivatives embedded in convertible fixed maturity securities	Net realized gains (losses) on investments	$(7.6)
Credit default and interest rate swaps	Net realized gains (losses) on investments	(53.3)
Options	Net realized gains (losses) on investments	9.6
Futures	Net realized gains (losses) on investments	(5.9)

Total		$(57.2)

Year ended December 31, 2010
Derivatives embedded in convertible fixed maturity securities	Net realized gains (losses) on investments	$24.3
Interest rate swaps	Net realized gains (losses) on investments	(2.0)
Options	Net realized gains (losses) on investments	(62.9)

Total		$(40.6)

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

Equity securities, available-for-sale: Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II. We also have certain equity securities, including private equity securities, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III. The fair values of these private equity securities are generally based on either broker quotes or discounted cash flow projections using assumptions for inputs such as the weighted-average cost of capital, long-term revenue growth rates and earnings before interest, taxes, depreciation and amortization, or EBITDA, and/or revenue multiples that are not observable in the markets.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 is as follows:

	Level I	Level II	Level III	Total
December 31, 2012:
Assets:
Cash equivalents	$728.3	$—	$—	$728.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	343.2	—	—	343.2
Government sponsored securities	—	156.2	—	156.2
States, municipalities and political subdivisions—tax-exempt	—	5,882.2	—	5,882.2
Corporate securities	—	7,882.9	121.1	8,004.0
Options embedded in convertible debt securities	—	67.2	—	67.2
Residential mortgage-backed securities	—	2,300.5	4.3	2,304.8
Commercial mortgage-backed securities	—	345.7	—	345.7
Other debt securities	33.8	203.4	3.9	241.1

Total fixed maturity securities	377.0	16,838.1	129.3	17,344.4
Equity securities	1,103.1	113.2	26.2	1,242.5
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	231.7	332.9	—	564.6
Derivatives excluding embedded options (reported with other assets)	—	58.6	—	58.6

Total assets	$2,454.9	$17,342.8	$155.5	$19,953.2

Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(0.1)	$—	$(0.1)

Total liabilities	$—	$(0.1)	$—	$(0.1)

December 31, 2011:
Assets:
Cash equivalents	$1,675.8	$—	$—	$1,675.8
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	604.7	—	—	604.7
Government sponsored securities	—	175.6	—	175.6
States, municipalities and political subdivisions—tax-exempt	—	5,327.6	—	5,327.6
Corporate securities	—	6,602.9	195.1	6,798.0
Options embedded in convertible debt securities	—	79.7	—	79.7
Residential mortgage-backed securities	—	2,565.0	—	2,565.0
Commercial mortgage-backed securities	—	369.1	6.3	375.4
Other debt securities	—	174.9	59.0	233.9

Total fixed maturity securities	604.7	15,294.8	260.4	16,159.9
Equity securities	1,104.9	87.6	24.4	1,216.9
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	422.3	449.1	—	871.4
Derivatives excluding embedded options (reported with other assets)	—	86.6	—	86.6

Total assets	$3,822.5	$15,918.1	$284.8	$20,025.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Year Ended December 31, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.2	—	—	0.1	(0.9)	14.4
Recognized in accumulated other comprehensive income	(19.7)	—	0.1	0.7	(14.2)	(33.1)
Purchases	77.8	3.0	3.4	—	4.9	89.1
Business combinations	2.6	—	—	—	—	2.6
Sales	(29.8)	—	—	(16.6)	(0.5)	(46.9)
Issuances	—	—	—	—	—	—
Settlements	(67.8)	(0.1)	(0.1)	(1.3)	—	(69.3)
Transfers into Level III	2.9	1.4	1.9	12.0	12.5	30.7
Transfers out of Level III	(55.2)	—	(11.6)	(50.0)	—	(116.8)

Ending balance at December 31, 2012	$121.1	$4.3	$—	$3.9	$26.2	$155.5

Change in unrealized losses included in net income related to assets still held for the year ended ended December 31, 2012	$—	$—	$—	$—	$(0.7)	$(0.7)

Year Ended December 31, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	5.2	—	—	(1.7)	(7.0)	(3.5)
Recognized in accumulated other comprehensive income	(3.0)	0.1	0.1	—	4.1	1.3
Purchases	31.2	2.8	2.6	12.2	10.2	59.0
Sales	(27.6)	(9.1)	(8.2)	(22.9)	(0.4)	(68.2)
Issuances	—	—	—	—	—	—
Settlements	(130.5)	(0.8)	(1.4)	(17.7)	—	(150.4)
Transfers into Level III	41.4	9.7	5.4	7.8	0.2	64.5
Transfers out of Level III	—	(6.5)	—	(0.1)	—	(6.6)

Ending balance at December 31, 2011	$195.1	$—	$6.3	$59.0	$24.4	$284.8

Change in unrealized losses included in net income related to assets still held for the year ended ended December 31, 2011	$(0.6)	$—	$—	$(1.2)	$(7.0)	$(8.8)

Year Ended December 31, 2010:
Beginning balance at January 1, 2010	$231.7	$2.0	$7.1	$106.0	$4.5	$351.3
Total gains (losses):
Recognized in net income	(6.6)	—	—	(3.9)	(2.9)	(13.4)
Recognized in accumulated other comprehensive income	18.7	—	1.7	13.2	2.0	35.6
Purchases, sales, issuances and settlements, net	(18.0)	1.8	(1.0)	(33.9)	0.7	(50.4)
Transfers into Level III	52.6	—	—	—	13.0	65.6
Transfers out of Level III	—	—	—	—	—	—

Ending balance at December 31, 2010	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7

Change in unrealized losses included in net income related to assets still held for the year ended ended December 31, 2010	$(6.9)	$—	$—	$(1.1)	$(2.6)	$(10.6)

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. During the year ended December 31, 2012, certain securities, primarily equity securities, that were previously classified as Level II were transferred into Level III as a result of previously observable inputs becoming unobservable due to market inactivity. During the year ended December 31, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt securities were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.

During the year ended December 31, 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no material transfers between Levels I, II or III during the years ended December 31, 2011 or 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Combinations”, we completed our acquisitions of Amerigroup, 1-800 CONTACTS and CareMore on December 24, 2012, June 20, 2012 and August 22, 2011, respectively. The values of net assets acquired in our acquisitions of Amerigroup, 1-800 CONTACTS and CareMore and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Amerigroup, 1-800 CONTACTS and CareMore’s assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Amerigroup, 1-800 CONTACTS and CareMore were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Refer to Note 13, “Debt,” for additional disclosure regarding the Amerigroup senior unsecured notes recorded at their acquisition date fair value during 2012 (nonrecurring fair value measurement). Other than the assets acquired and liabilities assumed in our acquisitions of Amerigroup, 1-800 CONTACTS and CareMore described above, there were no other assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2012, 2011 and 2010.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2012, 2011 or 2010.

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

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current market interest rates estimated to be available to us for debt of similar terms and remaining maturities.

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

Long-term debt—convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

7. Fair Value (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
Assets:
Other invested assets, long-term	$1,387.7	$—	$—	$1,387.7	$1,387.7
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	570.9	—	570.9	—	570.9
Notes and capital leases	13,198.9	—	14,407.1	—	14,407.1
Convertible debentures	958.1	—	1,613.4	—	1,613.4

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	Carrying Value	Fair Value
Assets:
Other invested assets, long-term	$1,103.3	$1,103.3
Liabilities:
Debt:
Short-term borrowings	100.0	100.0
Commercial paper	799.8	799.8
Notes and capital leases	8,895.6	9,871.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The components of deferred income taxes at December 31 are as follows:

	2012	2011
Deferred tax assets relating to:
Retirement benefits	$405.3	$418.5
Accrued expenses	437.4	466.3
Insurance reserves	221.2	189.4
Net operating loss carryforwards	22.3	30.5
Bad debt reserves	108.2	117.2
State income tax	85.7	54.2
Deferred compensation	55.7	55.7
Investment basis difference	138.2	149.0
Other	47.0	49.5

Total deferred tax assets	1,521.0	1,530.3
Valuation allowance	(18.1)	(11.0)

Total deferred tax assets, net of valuation allowance	1,502.9	1,519.3
Deferred tax liabilities relating to:
Unrealized gains on securities	431.0	328.2
Acquisition related:
Trademarks and other non-amortizable intangible assets	2,301.8	2,095.5
Subscriber base, provider and hospital networks	499.4	490.8
Internally developed software and other amortization differences	599.3	414.5
Retirement benefits	214.1	202.7
Debt discount	189.7	—
State deferred tax	184.4	76.3
Depreciation and amortization	79.0	49.1
Other	142.0	161.4

Total deferred tax liabilities	4,640.7	3,818.5

Net deferred tax liability	$(3,137.8)	$(2,299.2)

Deferred tax asset-current	$243.2	$424.8
Deferred tax liability-noncurrent	(3,381.0)	(2,724.0)

Net deferred tax liability	$(3,137.8)	$(2,299.2)

Changes in the valuation allowance during 2012 included an $11.0 release related to federal credits and loss carryforwards as tax settlements were completed and establishment of an $18.1 allowance related to state net operating losses net of the federal benefit.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Significant components of the provision for income taxes for the years ended December 31 consist of the following:

	2012	2011	2010
Current tax expense:
Federal	$1,057.4	$1,150.4	$1,329.5
State and local	95.7	21.6	28.5

Total current tax expense	1,153.1	1,172.0	1,358.0
Deferred tax expense	56.9	139.2	108.7

Total income tax expense	$1,210.0	$1,311.2	$1,466.7

State and local current tax expense is reported gross of federal benefit, and includes amounts related to true up of prior years’ tax, audit settlements, uncertain tax positions and state tax credits. Such items are included in multiple lines in the following rate reconciliation table on a net of federal tax basis.

A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,352.9	35.0%	$1,385.3	35.0%	$1,523.8	35.0%
State and local income taxes net of federal tax benefit	25.2	0.6	42.3	1.1	42.8	1.0
Tax exempt interest and dividends received deduction	(59.3)	(1.5)	(58.6)	(1.5)	(53.0)	(1.2)
Audit settlements	(200.5)	(5.2)	(49.7)	(1.3)	(18.1)	(0.4)
Other, net	91.7	2.4	(8.1)	(0.2)	(28.8)	(0.7)

Total income tax expense	$1,210.0	31.3%	$1,311.2	33.1%	$1,466.7	33.7%

During the year ended December 31, 2012, we recognized income tax benefits of $200.5, or $0.62 per diluted share, for settlement of certain of our open tax issues with the Internal Revenue Service, or IRS, following approval by the Joint Committee on Taxation. This included amounts related to not-for-profit conversion and corporate reorganizations in prior years, as well as amounts associated with issues related to certain of our acquired companies. This income tax benefit includes the release of gross unrecognized tax benefits from uncertain tax positions, discussed below, release of a valuation allowance, discussed above, and recognition of interest income. This income tax benefit, and resulting decrease in the effective tax rate, was partially offset due to the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012 and an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with some of our state net operating loss carryforwards.

During the year ended December 31, 2011, following approval by the Joint Committee on Taxation, we settled the audit of our 2003 and 2004 (short year) federal tax returns, which had been in the appeals process with the IRS. This resulted in a tax benefit of $39.3. In addition, during the year ended December 31, 2011, we completed a state tax examination, resulting in additional tax benefits for audit settlements of $10.4.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2012	2011
Balance at January 1	$229.1	$231.0
Additions for tax positions related to:
Current year	50.1	10.0
Prior years	13.0	4.1
Reductions related to:
Tax positions of prior years	—	(0.2)
Settlements with taxing authorities	(148.7)	(15.8)

Balance at December 31	$143.5	$229.1

In the table above, certain amounts for the year ended December 31, 2011 have been reclassified from a net to gross presentation to more fully reflect estimated tax benefits that could potentially be settled with taxing authorities in future periods, including for the year ended December 31, 2012. This reclassification does not impact amounts presented in the financial statements.

The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.

As of December 31, 2012, $103.0 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included is $4.7 that would be recognized as an adjustment to additional paid-in capital and would not affect our effective tax rate. The December 31, 2012 balance includes $0.8 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $(9.0), $(0.1) and $(2.9) in interest, respectively. We had accrued approximately $15.7 and $24.7 for the payment of interest at December 31, 2012 and 2011, respectively.

As of December 31, 2012, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $12.4 to $(95.3).

We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

As of December 31, 2012, the examinations of our 2011 through 2004 tax years continue to be in process. Many of the issues in open tax years have been resolved and we have received Closing Agreements from the IRS relating to most of the significant issues. Issues resolved include items related to not-for-profit conversion and corporate reorganizations in prior years, as well as issues related to certain of our acquired companies. However, the Closing Agreements impact multiple tax years and will generate refunds in later years, and therefore require approval from the Joint Committee on Taxation before they can be finalized and settled. While we cannot be certain, we anticipate the closing of many of the open tax years’ examinations and receipt of related tax refunds during 2013.

In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.

At December 31, 2012, we had unused federal tax net operating loss carryforwards of approximately $63.7 to offset future taxable income. The loss carryforwards expire in the years 2015 through 2024. During 2012, 2011 and 2010 federal income taxes paid totaled $1,188.2, $1,153.9 and $2,531.9, respectively.

9. Property and Equipment

A summary of property and equipment at December 31 is as follows:

	2012	2011
Land and improvements	$45.9	$52.3
Building and components	406.0	392.1
Data processing equipment, furniture and other equipment	792.6	725.6
Computer software, purchased and internally developed	1,672.1	1,295.0
Leasehold improvements	303.9	190.2

Property and equipment, gross	3,220.5	2,655.2
Accumulated depreciation and amortization	(1,482.2)	(1,237.1)

Property and equipment, net	$1,738.3	$1,418.1

Property and equipment includes assets purchased under noncancelable capital leases at December 31, 2012 and 2011 was $59.0. Total accumulated amortization on leased assets at December 31, 2012 and 2011 was $59.0 and $58.5, respectively. Depreciation expense for 2012, 2011 and 2010 was $107.1, $95.7 and $103.1, respectively. Amortization expense on leased assets, computer software and leasehold improvements for 2012, 2011 and 2010 was $261.9, $204.6 and $194.3, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2012, 2011 and 2010 of $240.7, $183.9 and $171.9, respectively. Capitalized costs related to the internal development of software of $1,332.1 and $1,022.2 at December 31, 2012 and 2011, respectively, are reported with computer software.

During the year ended December 31, 2012, we recognized $66.8 of impairments related to computer software (primarily internally developed) due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-Health Care Reform environment.

During the year ended December 31, 2010, we recognized $95.3 of impairments of information technology assets related to our change in strategic focus primarily in response to Health Care Reform and due to our decision to discontinue further use of certain assets in the normal course of business.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets

A summary of the change in the carrying amount of goodwill by reportable segment (see Note 20, “Segment Information”) for 2012 and 2011 is as follows:

	Commercial	Consumer	Other		Total
Balance as of January 1, 2011	$9,944.8	$3,320.1	$	—	$13,264.9
CareMore acquisition	—	595.3		—	595.3
Measurement period adjustments	(1.2)	(0.3)		—	(1.5)

Balance as of December 31, 2011	9,943.6	3,915.1		—	13,858.7
1-800 CONTACTS acquisition	620.7	—		—	620.7
Amerigroup acquisition	—	3,033.1		—	3,033.1
Measurement period adjustments	(0.3)	(1.7)		—	(2.0)

Balance as of December 31, 2012	$10,564.0	$6,946.5	$	—	$17,510.5

Accumulated impairment as of December 31, 2012	$(41.0)	$—	$	—	$(41.0)

Goodwill adjustments incurred during 2012 included reductions totaling $0.4 related to the tax benefit on the exercise of stock options issued as part of various acquisitions and $1.6 related to other measurement period adjustments. Goodwill adjustments incurred during 2011 included a reduction of $1.5 related to the tax benefit on the exercise of stock options issued as part of various acquisitions.

As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2012, 2011 and 2010. These annual impairment tests are performed by us during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

10. Goodwill and Other Intangible Assets (continued)

The components of other intangible assets as of December 31 are as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$3,494.8	$(2,070.1)	$1,424.7	$3,273.0	$(1,846.8)	$1,426.2
Provider and hospital networks	140.5	(38.1)	102.4	109.3	(36.7)	72.6
Other	66.1	(26.9)	39.2	66.1	(20.3)	45.8

Total	3,701.4	(2,135.1)	1,566.3	3,448.4	(1,903.8)	1,544.6
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,588.1	—	6,588.1	5,998.7	—	5,998.7
Provider relationships	271.8	—	271.8	271.8	—	271.8
State Medicaid contracts	676.6	—	676.6	116.6	—	116.6

Total	7,536.5	—	7,536.5	6,387.1	—	6,387.1

Other intangible assets	$11,237.9	$(2,135.1)	$9,102.8	$9,835.5	$(1,903.8)	$7,931.7

During 2010, we recognized an impairment charge of $21.1 for certain intangible assets associated with the UniCare provider networks, due to a decision we made to transfer certain membership to an alternative network.

As of December 31, 2012, estimated amortization expense for each of the five years ending December 31, is as follows: 2013, $266.9; 2014, $233.4; 2015, $200.4; 2016, $167.9; 2017, $146.3.

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

The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Benefit obligation at beginning of year	$1,851.3	$1,715.4	$651.3	$658.9
Service cost	16.4	17.3	6.8	6.3
Interest cost	76.4	84.7	27.5	31.4
Plan amendments	—	—	—	(47.0)
Actuarial loss (gain)	129.6	162.0	(28.4)	37.3
Benefits paid	(125.2)	(128.1)	(34.2)	(35.6)

Benefit obligation at end of year	$1,948.5	$1,851.3	$623.0	$651.3

The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$1,721.8	$1,742.7	$301.1	$270.7
Actual return on plan assets	186.8	49.5	21.9	1.7
Employer contributions	34.5	57.7	38.4	68.5
Benefits paid	(125.2)	(128.1)	(41.1)	(39.8)

Fair value of plan assets at end of year	$1,817.9	$1,721.8	$320.3	$301.1

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Noncurrent assets	$3.0	$23.4	$—	$—
Current liabilities	(11.5)	(4.2)	—	—
Noncurrent liabilities	(122.1)	(148.7)	(302.7)	(350.2)

Net amount at December 31	$(130.6)	$(129.5)	$(302.7)	$(350.2)

The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial loss	$686.8	$653.7	$191.0	$234.5
Prior service credit	(3.9)	(4.7)	(103.0)	(116.3)

Net amount before tax at December 31	$682.9	$649.0	$88.0	$118.2

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $33.1 and $0.8, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $10.7 and $13.3, respectively.

The accumulated benefit obligation for the defined benefit pension plans was $1,941.8 and $1,844.8 at December 31, 2012 and 2011, respectively.

As of December 31, 2012, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $1,414.9, $1,410.2 and $1,282.3, respectively.

The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	3.60%	4.29%	3.71%	4.36%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan assets	7.66%	8.00%	7.00%	7.00%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The components of net periodic benefit cost included in the consolidated statements of income are as follows:

	2012	2011	2010
Pension Benefits
Service cost	$16.4	$17.3	$17.3
Interest cost	76.4	84.7	88.7
Expected return on assets	(134.7)	(128.2)	(139.6)
Recognized actuarial loss	30.5	26.4	25.5
Amortization of prior service credit	(0.8)	(0.8)	(0.8)
Settlement loss	13.8	21.3	31.1

Net periodic benefit cost	$1.6	$20.7	$22.2

Other Benefits
Service cost	$6.8	$6.3	$7.4
Interest cost	27.5	31.4	34.7
Expected return on assets	(21.0)	(17.3)	(10.3)
Recognized actuarial loss	14.1	10.2	7.8
Amortization of prior service credit	(13.3)	(12.0)	(9.5)

Net periodic benefit cost	$14.1	$18.6	$30.1

During the years ended December 31, 2012, 2011 and 2010 we incurred total settlement losses of $13.8, $21.3 and $31.1, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2012	2011	2010
Pension Benefits
Discount rate	4.29%	5.15%	5.36%
Rate of compensation increase	3.50%	3.75%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

Other Benefits
Discount rate	4.36%	5.24%	5.79%
Rate of compensation increase	3.50%	3.75%	4.00%
Expected rate of return on plan assets	7.00%	6.75%	7.00%

The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2012 measurement dates was 8.00% for 2013 with a gradual decline to 4.50% by the year 2025. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2012 measurement dates was 6.00% for 2013 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31,

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

2012 by $47.1 and would increase service and interest costs by $2.4. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $40.2 as of December 31, 2012 and would decrease service and interest costs by $2.0.

Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset-backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2012, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in WellPoint common stock.

Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

The fair values of our pension benefit assets and other benefit assets at December 31, 2012, excluding $3.2 of cash, investment income receivable and amounts due to/from brokers, by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs), are as follows:

	Level I	Level II	Level III	Total
December 31, 2012:
Pension Benefit Assets:
Equity securities:
U.S. securities	$514.3	$—	$—	$514.3
Foreign securities	272.5	—	—	272.5
Mutual funds	30.9	—	—	30.9
Fixed maturity securities:
Government securities	192.1	18.0	—	210.1
Corporate bonds	—	240.5	—	240.5
Asset-backed securities	—	138.7	—	138.7
Other types of investments:
Common and collective trusts	—	28.9	—	28.9
Partnership interests	—	—	176.5	176.5
Contract with insurance company	—	—	202.5	202.5
Treasury futures contracts	(0.2)	—	—	(0.2)

Total pension benefit assets	$1,009.6	$426.1	$379.0	$1,814.7

Other Benefit Assets:
Equity securities:
U.S. securities	$23.2	$—	$—	$23.2
Foreign securities	11.6	—	—	11.6
Mutual funds	36.1	—	—	36.1
Fixed maturity securities:
Government securities	4.3	—	—	4.3
Corporate securities	—	9.2	—	9.2
Asset-backed securities	—	13.8	—	13.8
Other types of investments:
Common and collective trusts	—	2.1	—	2.1
Partnership interests	—	—	1.2	1.2
Life insurance contracts	—	—	203.7	203.7
Investment in DOL 103-12 trust	—	15.1	—	15.1

Total other benefit assets	$75.2	$40.2	$204.9	$320.3

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2012, 2011 and 2010 is as follows:

	U.S. Equity Securities	Asset Backed Securities	Common/ Collective Trusts	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Beginning balance at January 1, 2010	$436.3	$6.1	$118.7	$166.4	$204.3	$—	$931.8
Actual return on plan assets:
Relating to assets still held at the reporting date	65.5	0.5	0.6	(10.8)	10.2	—	66.0
Purchases, sales, issuances and settlements, net	(72.0)	(2.0)	(119.3)	(2.5)	(25.7)	—	(221.5)
Transfers out of Level III	—	(4.6)	—	—	—	—	(4.6)

Ending balance at December 31, 2010	429.8	—	—	153.1	188.8	—	771.7
Actual return on plan assets:
Relating to assets still held at the reporting date	4.8	—	—	5.8	2.7	1.0	14.3
Purchases	—	—	—	7.6	11.6	94.7	113.9
Sales	(117.0)	—	—	(0.4)	(7.6)	—	(125.0)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—	—

Ending balance at December 31, 2011	317.6	—	—	166.1	195.5	95.7	774.9
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	4.5	5.5	13.2	23.2
Purchases	—	—	—	14.1	8.8	94.8	117.7
Sales	(317.6)	—	—	(7.0)	(7.3)	—	(331.9)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—	—

Ending balance at December 31, 2012	$—	$—	$—	$177.7	$202.5	$203.7	$583.9

There were no material transfers between Levels I, II and III during the years ended December 31, 2012, 2011 and 2010. The significant decline in plan assets measured using Level III inputs as of December 31, 2012 was primarily due to the sale of an equity partnership.

Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2012 or 2011, no material contributions were necessary to meet ERISA required funding levels. However, during the year ended December 31, 2012, we made tax deductible discretionary contributions to the pension benefit plans of $34.5. During the year ended December 31, 2011, we made tax deductible discretionary contributions to the pension benefit plans and other benefit plans of $57.7 and $30.0, respectively. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Benefits (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2013	$137.5	$38.6
2014	129.9	39.1
2015	130.4	40.0
2016	130.1	41.3
2017	136.2	42.3
2018 – 2022	680.3	218.1

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, CareMore 401(k) Pension Plan, 1-800 CONTACTS Retirement and Savings Plan and the Amerigroup Retirement Savings Plan which are qualified defined contribution plans covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $91.0, $87.8 and $120.7 during 2012, 2011 and 2010, respectively.

12. Medical Claims Payable

A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31 is as follows:

	Years Ended December 31
	2012	2011	2010
Gross medical claims payable, beginning of year	$5,489.0	$4,852.4	$5,450.5
Ceded medical claims payable, beginning of year	(16.4)	(32.9)	(29.9)

Net medical claims payable, beginning of year	5,472.6	4,819.5	5,420.6

Business combinations and purchase adjustments	804.4	100.9	—
Net incurred medical claims:
Current year	48,080.1	47,281.6	45,077.1
Prior years redundancies	(513.6)	(209.7)	(718.0)

Total net incurred medical claims	47,566.5	47,071.9	44,359.1

Net payments attributable to:
Current year medical claims	42,832.4	41,999.0	40,387.8
Prior years medical claims	4,863.8	4,520.7	4,572.4

Total net payments	47,696.2	46,519.7	44,960.2

Net medical claims payable, end of year	6,147.3	5,472.6	4,819.5
Ceded medical claims payable, end of year	27.2	16.4	32.9

Gross medical claims payable, end of year	$6,174.5	$5,489.0	$4,852.4

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

12. Medical Claims Payable (continued)

established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $513.6 shown above for the year ended December 31, 2012 represents an estimate based on paid claim activity from January 1, 2012 to December 31, 2012. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $513.6 redundancy relates to claims incurred in calendar year 2011.

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2012, 2011 and 2010, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	(Favorable) Unfavorable Developments by Changes in Key Assumptions
	2012	2011	2010
Assumed trend factors	$(394.4)	$(264.8)	$(534.9)
Assumed completion factors	(119.2)	55.1	(183.1)

Total	$(513.6)	$(209.7)	$(718.0)

The favorable development recognized in 2012 resulted primarily from trend factors in late 2011 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development. The favorable development recognized in 2011 was driven by trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times. The favorable development recognized in 2010 was driven by trend factors in late 2009 developing more favorably than originally expected. In addition, a minor but steady improvement in payment cycle times impacted completion factor development and contributed to the favorability.

Due to changes within our Company and industry during 2010, we re-evaluated our actuarial processes and resulting levels of reserves. As discussed in Note 2, “Basis of Presentation and Significant Accounting Policies,” Actuarial Standards of Practice require that claims liabilities be appropriate under moderately adverse circumstances. To satisfy these requirements, our reserving process has historically involved recognizing the inherent volatility in actual future claim payments compared to the current estimate for the related liability by recording a provision for adverse deviation. This additional reserve establishes a sufficient level of conservatism in the liability estimate that is similar from period to period. There are a number of factors that can require a higher or lower level of additional reserve, such as changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, or overall variability in claim payment patterns and claim inventory levels. Given that in the more recent periods we experienced higher levels of automatic claims adjudication and faster claims payment leading to lower and more consistent claims inventory levels, we determined that using a lower level of targeted reserve for adverse deviation provides a similar level of confidence that the established reserves are appropriate in the current environment. This change in estimate resulted in a benefit to 2010 income before income tax expense and diluted earnings per share of $67.7 and $0.11, respectively. We continued to use this lower level of targeted reserve for adverse deviation in 2011 and 2012.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt

Short-term Borrowings

We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Cincinnati, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2012 and 2011, $250.0 and $100.0, respectively, were outstanding under our short-term FHLBs borrowings. These outstanding short-term FHLBs borrowings at December 31, 2012 and 2011 had fixed interest rates of 0.206% and 0.260%, respectively.

Long-term Debt

The carrying value of long-term debt at December 31 consists of the following:

	2012	2011
Senior unsecured notes:
6.375%, face amount of $350.0, due 2012	$—	$350.3
6.800%, face amount of $800.0, due 2012	—	822.8
6.000%, face amount of $400.0, due 2014	399.8	399.6
5.000%, face amount of $500.0, due 2014	535.9	547.3
1.250%, face amount of $625.0, due 2015	624.8	—
5.250%, face amount of $1,100.0, due 2016	1,114.0	1,112.6
2.375%, face amount of $400.0, due 2017	401.5	398.2
5.875%, face amount of $700.0, due 2017	697.4	696.9
1.875%, face amount of $625.0, due 2018	625.2	—
7.500%, face amount of $475.0, due 2019	556.9	—
7.000%, face amount of $600.0, due 2019	599.3	599.3
4.350%, face amount of $700.0, due 2020	701.0	699.1
3.700%, face amount of $700.0, due 2021	699.3	699.2
3.125%, face amount of $850.0, due 2022	845.9	—
3.300%, face amount of $1,000.0, due 2023	996.7	—
5.950%, face amount of $500.0, due 2034	498.8	498.8
5.850%, face amount of $900.0, due 2036	895.7	895.6
6.375%, face amount of $800.0, due 2037	796.7	796.7
5.800%, face amount of $300.0, due 2040	296.8	296.7
4.625%, face amount of $900.0, due 2042	893.7	—
4.650%, face amount of $1,000.0, due 2043	994.2	—

Senior convertible debentures:
2.750%, face amount of $1,500.0, due 2042	958.1	—

Surplus notes:
9.000%, face amount of $25.1, due 2027	25.0	25.0

Variable rate debt:
Commercial paper program	570.9	799.8

Fixed rate 1.430% FHLBs secured loan, due 2012	—	100.0
Capital leases	0.3	2.3

Total long-term debt	14,727.9	9,740.2
Current portion of long-term debt	(557.1)	(1,274.5)

Long-term debt, less current portion	$14,170.8	$8,465.7

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

All long-term debt shown above is a direct obligation of WellPoint, Inc., except for the Amerigroup debt described below, the surplus notes, the FHLBs secured loan and capital leases.

As a result of our acquisition of Amerigroup on December 24, 2012, the carrying amount of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019 have been included in our consolidated balance sheet as of December 31, 2012. In accordance with FASB accounting guidance for business combinations, the notes were recorded at their estimated fair value of $556.9 on the date of acquisition. The fair value of the notes was estimated based on the most recent quoted market price for the notes, which we consider to be a Level II input in accordance with FASB guidance for fair value measurements. On January 25, 2013 we redeemed the outstanding principal balance of these notes, plus applicable premium for early redemption, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.

On September 10, 2012, we issued $625.0 of 1.250% notes due 2015, $625.0 of 1.875% notes due 2018, $1,000.0 of 3.300% notes due 2023 and $1,000.0 of 4.650% notes due 2043 under our shelf registration statement. We used the net proceeds of this offering to pay a portion of the consideration for our acquisition of Amerigroup and the balance for general corporate purposes. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.

At maturity on August 1, 2012, we repaid the $800.0 outstanding balance of our 6.800% senior unsecured notes.

On May 7, 2012, we issued $850.0 of 3.125% notes due 2022 and $900.0 of 4.625% notes due 2042 under our shelf registration statement. We used the proceeds from this offering for working capital and for general corporate purposes, including, but not limited to, repayment of short-term and long-term debt. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.

At maturity on April 9, 2012, we refinanced the $100.0 outstanding balance of our long-term 1.430% fixed rate FHLB secured loan to a three month term loan with a fixed interest rate of 0.370% which matured on July 9, 2012.

At maturity on January 17, 2012, we repaid the $350.0 outstanding balance of our 6.375% senior unsecured notes.

On August 15, 2011, we issued $400.0 of 2.375% senior unsecured notes due 2017 and $700.0 of 3.700% senior unsecured notes due 2021 under our shelf registration statement. A portion of the proceeds from this debt issuance was used to fund the purchase price of our acquisition of CareMore and the remaining proceeds were used for working capital and for general corporate purposes, including, but not limited to repayment of short-term and long-term debt. The notes have a call feature that allows us to redeem the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change of control event and a ratings downgrade of the notes.

At maturity on January 15, 2011, we repaid the $700.0 outstanding balance of our 5.000% senior unsecured notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

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

We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility as of December 31, 2012.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2012 and 2011 was 0.396% and 0.442%, respectively. Commercial paper borrowings have been classified as long-term debt at December 31, 2012 and 2011 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.

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

Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended December 31, 2012, if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

13. Debt (continued)

Upon conversion of the Debentures, we will deliver cash up to the aggregate principal amount of the Debentures converted. With respect to any conversion obligation in excess of the aggregate principal amount of the Debentures converted, we have the option to settle the excess with cash, shares of our common stock or a combination of cash and shares of common stock based on a daily conversion value, determined in accordance with the Indenture. The initial conversion rate for the Debentures will be 13.2319 shares of our common stock per $1,000 (whole dollars) of principal amount of Debentures, which represents a 25.0% conversion premium based on the closing price of $60.46 per share of our common stock on October 2, 2012 (the date the Debentures’ terms were finalized) and is equivalent to an initial conversion price of approximately $75.575 per share of our common stock. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Debentures were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. We used approximately $371.0 of the net proceeds from the issuance to repurchase shares of our common stock concurrently with the offering of the Debentures, and the remaining balance was used for general corporate purposes, including but not limited to additional purchases of shares of our common stock pursuant to our share repurchase program and the repayment of short-term and/or long-term debt.

We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheet. The following table summarizes at December 31, 2012 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	541.9
Net debt carrying amount	958.1
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.2319
Effective conversion price (per $1,000 of principal amount)	75.5750

The remaining amortization period of the unamortized debt discount as of December 31, 2012 is approximately 30 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the year ended December 31, 2012, we recognized $11.0 of interest expense related to the Debentures, of which $9.3 represented interest expense recognized at the stated interest rate of 2.750% and $1.7 represented interest expense resulting from amortization of the debt discount.

Total interest paid during 2012, 2011 and 2010 was $479.1, $432.9 and $419.6, respectively.

We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2012.

Future maturities of all long-term debt outstanding at December 31, 2012, including capital leases, are as follows: 2013, $1,128.0; 2014, $935.8; 2015, $624.8; 2016, $1,114.0; 2017, $1,098.9 and thereafter, $9,826.4.

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

We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the State of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined. We settled a separate lawsuit captioned Mary E. Ormond, et al. v. Anthem, Inc., et al., also filed as a result of the 2001 demutualization of AICI. The Ormond case involves a certified class that consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. The class does not include employers located in Ohio and Connecticut that received cash distributions pursuant to the Plan. On June 15, 2012, plaintiffs filed an unopposed motion for preliminary approval of a $90.0 cash settlement, including any amounts to be awarded for attorneys’ fees and expenses and other costs to administer the settlement. As a result, during the six months ended June 30, 2012, we recorded selling, general and administrative expense of $90.0, or $0.27 per diluted share, associated with this settlement, which was non-deductible for tax purposes. The Court granted plaintiffs’ motion and entered preliminary approval of the settlement on June 18, 2012. As a result, the trial that had been set for June 18, 2012 was vacated.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

The cash settlement was paid on July 3, 2012 into an escrow account. A final fairness hearing on the settlement was held on October 25, 2012. On November 16, 2012, the Court granted plaintiffs’ motion and entered an amended final order approving the settlement. An award of attorneys’ fees was issued on November 20, 2012, together with a final judgment dismissing all of plaintiffs’ claims. Two appeals of the court’s final orders have been taken by objectors to the United States Court of Appeals for the Seventh Circuit. The appeals involve challenges to (i) the amount of attorneys’ fees awarded to plaintiffs’ counsel out of the settlement fund and (ii) the provision of the Court’s order granting final approval of the settlement that requires any residual settlement funds remaining after two rounds of distributions to class members to be paid to the Eskanazi Health Foundation as a cy pres award.

We are currently a defendant in a putative class action relating to out-of-network, or OON, reimbursement of dental claims called American Dental Association v. WellPoint Health Networks, Inc. and Blue Cross of California. The lawsuit was filed in March 2002 by the American Dental Association, and three dentists who are suing on behalf of themselves and are seeking to sue on behalf of a nationwide class of all non-participating dental providers who were paid less than their actual charges for dental services provided to members of some of our affiliates’ and subsidiaries’ dental plans. The dentists sue as purported assignees of their patients’ rights to benefits under our dental plans. The complaint alleges that we breached our contractual obligations in violation of ERISA by paying usual, customary and reasonable, or UCR, rates, rather than the dentists’ actual charges, allegedly relying on undisclosed, non-existent or flawed UCR data. The plaintiffs claim, among other things, that the data failed to account for differences in geography, provider specialty, outlier (high) charges, and complexity of procedure. The complaint further alleges that we were aware that the data was inappropriate to set UCR rates and that we routinely paid OON dentists less than their actual charges, representing that our OON payments were properly determined UCR rates. The suit was pending in the United States District Court for the Southern District of Florida. On December 23, 2011, the District Court granted our motion for summary judgment and dismissed the case. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. On October 23, 2012, the Court affirmed the entry of summary judgment in the Company’s favor.

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs then filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss the third amended consolidated complaint, which was granted in part and denied in part. The plaintiffs filed a fourth amended consolidated complaint on November 5, 2012. We filed a motion to dismiss most of the claims asserted

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

in the fourth amended consolidated complaint. The plaintiffs have not yet filed a response. The OON surgical center voluntarily dismissed their claims. Fact discovery is complete. At the end of 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and that court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them on July 25, 2012. The barred physicians are paying the sanctions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $350.0 at December 31, 2012. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

Contractual Obligations and Commitments

We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at December 31, 2012.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2012 was $445.0 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at December 31, 2012 was $204.3 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

Vulnerability from Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2012, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

15. Capital Stock

Stock Incentive Plans

On March 15, 2006, our Board of Directors adopted the WellPoint 2006 Incentive Compensation Plan, or the 2006 Plan, which was approved by our shareholders on May 16, 2006. On March 4, 2009, our Board of Directors approved an amendment and restatement of the 2006 Plan to increase the number of shares available by 33.0 shares, to rename the plan as the WellPoint Incentive Compensation Plan, or Incentive Plan, and to extend the term of the Incentive Plan such that no awards may be granted on or after May 20, 2019, which was approved by our shareholders on May 20, 2009.

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

Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the grant date. Stock options vest over three years in equal semi-annual installments and generally have a term of seven years from the grant date.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

In connection with our acquisition of Amerigroup, we assumed certain outstanding stock options and other restricted stock awards under Amerigroup’s 2009 Equity Incentive Plan, or the Amerigroup Plan. These stock options and other restricted stock awards generally retain all of the rights, terms and conditions of the Amerigroup Plan. The fair value of these awards of $19.7 was calculated as of the acquisition date and was included in the total consideration transferred for the acquisition of Amerigroup.

For the years ended December 31, 2012, 2011 and 2010, we recognized share-based compensation cost of $146.5, $134.8 and $136.0, respectively, as well as related tax benefits of $52.0, $48.6 and $45.9, respectively.

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	20.0	$62.30
Granted	1.8	66.23
Conversion of Amerigroup options	0.2	42.23
Exercised	(2.7)	41.71
Forfeited or expired	(1.5)	73.21

Outstanding at December 31, 2012	17.8	64.67	3.3	$85.1

Exercisable at December 31, 2012	15.3	64.75	3.0	$82.2

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 amounted to $65.4, $115.8 and $66.9, respectively. We recognized tax benefits of $22.9, $42.9 and $25.2 in 2012, 2011 and 2010, respectively, from option exercises and disqualifying dispositions. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $222.3, $120.2 and $93.5, respectively. During the years ended December 31, 2012, 2011 and 2010 we received cash of $110.8, $245.0 and $95.3, respectively, from exercises of stock options.

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2012 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2012	4.0	$56.00
Granted	1.8	65.91
Conversion of Amerigroup restricted stock awards	0.7	61.07
Vested	(3.5)	55.37
Forfeited	(0.4)	65.28

Nonvested at December 31, 2012	2.6	63.87

During the year ended December 31, 2012, we granted approximately 0.8 restricted stock units under the Incentive Plan that were contingent upon us achieving specified operating gain targets for 2012. We expect to issue 0.7 restricted stock units under this performance plan. These restricted stock units have been included in the activity shown above.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

As of December 31, 2012, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $15.4 and $90.2, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 19 months, respectively.

As of December 31, 2012, there were 28.9 shares of common stock available for future grants under the Incentive Plan.

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

The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2012	2011	2010
Risk-free interest rate	1.41%	2.84%	3.09%
Volatility factor	34.00%	34.00%	34.00%
Dividend yield (annual)	1.60%	1.50%	—%
Weighted-average expected life (years)	4.1	4.0	4.0

The following weighted-average fair values were determined for the years ending December 31:

	2012	2011	2010
Options granted during the year	$16.50	$17.84	$18.76
Restricted stock and stock awards granted during the year	65.91	66.16	61.38
Employee stock purchases during the year	—	—	8.64

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

Employee Stock Purchase Plan

We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which was intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. The Stock Purchase Plan was suspended effective January 1, 2011, and no shares were issued or expense recognized during 2012 or 2011. During 2010, 1.0 shares of common stock were

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

purchased under the Stock Purchase Plan, resulting in $8.5 of related compensation cost. As of December 31, 2012, 6.1 shares were available for issuance under the Stock Purchase Plan.

Use of Capital and Stock Repurchase Program

We regularly review the appropriate use of capital, including common stock repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital. Beginning in 2011, our Board of Directors established a quarterly shareholder dividend. There were no dividends paid during 2010.

A summary of the cash dividend activity for the years ended December 31, 2012 and 2011 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year Ended December 31, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5
July 24, 2012	September 10, 2012	September 25, 2012	0.2875	90.7
November 6, 2012	December 7, 2012	December 21, 2012	0.2875	87.1
Year Ended December 31, 2011
February 22, 2011	March 10, 2011	March 25, 2011	$0.25	$92.8
May 17, 2011	June 10, 2011	June 24, 2011	0.25	91.1
July 26, 2011	September 9, 2011	September 23, 2011	0.25	88.2
October 25, 2011	December 9, 2011	December 23, 2011	0.25	85.7

On February 20, 2013, the Board of Directors increased the quarterly shareholder cash dividend to $0.375 per share on the outstanding shares of our common stock. This increased quarterly dividend will be paid on March 25, 2013 to the shareholders of record as of March 8, 2013.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

15. Capital Stock (continued)

A summary of share repurchases for the period January 1, 2013 through February 8, 2013 (subsequent to December 31, 2012) and for the years ended December 31, 2012 and 2011 is as follows:

	January 1, 2013 Through February 8, 2013	Years Ended December 31
		2012	2011
Shares repurchased	1.1	39.7	44.5
Average price per share	$59.01	$62.96	$68.34
Aggregate cost	$64.4	$2,496.8	$3,039.8
Authorization remaining at the end of each period	$1,772.5	$1,836.9	$4,333.7

16. Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2012	2011
Investments:
Gross unrealized gains	$1,282.1	$1,107.1
Gross unrealized losses	(47.9)	(161.6)

Net pretax unrealized gains	1,234.2	945.5
Deferred tax liability	(430.5)	(331.9)

Net unrealized gains on investments	803.7	613.6
Non-credit components of OTTI on investments:
Unrealized losses	(3.4)	(10.3)
Deferred tax asset	1.2	3.6

Net unrealized non-credit component of OTTI on investments	(2.2)	(6.7)
Cash flow hedges:
Gross unrealized losses	(54.3)	(54.4)
Deferred tax asset	19.0	19.1

Net unrealized losses on cash flow hedges	(35.3)	(35.3)
Defined benefit pension plans:
Deferred net actuarial loss	(686.8)	(653.7)
Deferred prior service credits	3.9	4.7
Deferred tax asset	269.1	262.8

Net unrecognized periodic benefit costs for defined benefit pension plans	(413.8)	(386.2)
Postretirement benefit plans:
Deferred net actuarial loss	(191.0)	(234.5)
Deferred prior service credits	103.0	116.3
Deferred tax asset	34.6	48.0

Net unrecognized periodic benefit costs for postretirement benefit plans	(53.4)	(70.2)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	0.2	(0.5)
Deferred tax (liability) asset	(0.1)	0.2

Net unrealized gains (losses) on foreign currency translation adjustments	0.1	(0.3)

Accumulated other comprehensive income	$299.1	$114.9

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

16. Accumulated Other Comprehensive Income (Loss) (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2012	2011	2010
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit of $5.4, $38.2 and $8.9, respectively	$(3.2)	$(71.6)	$24.9
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $104.0, $49.6 and $54.5, respectively	193.1	92.2	100.2

Total reclassification adjustment on investments	189.9	20.6	125.1
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax expense (benefit) of $2.4, $(0.5) and $9.0, respectively	4.5	(0.7)	14.7
Cash flow hedges:
Holding gain (loss), net of tax expense (benefit) of $0.1, $(5.3) and $(8.1), respectively	0.1	(10.0)	(14.5)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense (benefit) of $7.1, $(81.7) and $22.3, respectively	(10.9)	(119.8)	32.9
Foreign currency translation adjustment, net of tax expense (benefit) of $0.3, $0.2 and $(0.8), respectively	0.6	0.2	(1.7)

Net gain (loss) recognized in other comprehensive income, net of tax expense (benefit) of $108.5, $(75.9) and $68.0, respectively	$184.2	$(109.7)	$156.5

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

A summary of direct, assumed and ceded premiums written and earned for the years ended December 31 is as follows:

	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct	$56,443.6	$56,373.6	$56,190.3	$55,875.8	$54,114.3	$53,982.8
Assumed	197.0	196.4	179.9	178.5	86.7	82.7
Ceded	(73.2)	(73.3)	(84.2)	(84.7)	(91.3)	(91.9)

Net premiums	$56,567.4	$56,496.7	$56,286.0	$55,969.6	$54,109.7	$53,973.6

Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.2%	0.2%

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

17. Reinsurance (continued)

A summary of net premiums written and earned by segment (see Note 20, “Segment Information”) for the years ended December 31 is as follows:

	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial	$29,981.8	$29,893.4	$31,225.5	$31,156.0	$31,385.8	$31,292.0
Consumer	19,371.5	19,339.3	17,725.0	17,736.5	16,100.5	16,059.6
Other	7,214.1	7,264.0	7,335.5	7,077.1	6,623.4	6,622.0

Net premiums	$56,567.4	$56,496.7	$56,286.0	$55,969.6	$54,109.7	$53,973.6

The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2012	2011	2010
Direct	$48,135.1	$47,569.8	$44,952.8
Assumed	173.0	165.0	71.0
Ceded	(94.5)	(87.3)	(93.4)

Net benefit expense	$48,213.6	$47,647.5	$44,930.4

The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2012	2011
Policy liabilities, assumed	$62.4	$70.4
Unearned income, assumed	0.5	0.5
Premiums payable, ceded	18.1	14.7
Premiums receivable, assumed	16.6	18.6

18. Leases

We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2012, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consist of the following:

2013	$128.7
2014	123.2
2015	108.7
2016	87.6
2017	83.4
Thereafter	270.2

Total minimum payments required	$801.8

We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.

Lease expense for 2012, 2011 and 2010 was $153.3, $148.6 and $187.3, respectively.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

19. Earnings per Share

The denominator for basic and diluted earnings per share at December 31 is as follows:

	2012	2011	2010
Denominator for basic earnings per share—weighted-average shares	321.5	360.2	410.9
Effect of dilutive securities—employee and director stock options and non-vested restricted stock awards	3.3	4.9	4.9

Denominator for diluted earnings per share	324.8	365.1	415.8

During the years ended December 31, 2012, 2011 and 2010, weighted-average shares related to certain stock options of 12.6, 10.5 and 17.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

20. Segment Information

Our organizational structure is currently comprised of three reportable segments: Commercial, Consumer and Other. Our Commercial and Consumer segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans, including CDHPs, hospital only and limited benefit products.

Our Commercial segment includes Local Group (including UniCare), National Accounts and certain other ancillary business operations (dental, vision, life and disability and workers’ compensation). Business units in the Commercial segment offer fully-insured products and provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. Our Commercial segment also includes the operations of our 1-800 CONTACTS business.

Our Consumer segment includes Senior, State-Sponsored and Individual business. Senior business includes services such as Medicare Advantage (including private fee-for-service plans and special needs plans), Medicare Part D, and Medicare Supplement, while State-Sponsored business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs and Medicaid expansion programs (including those programs managed by Amerigroup). Individual business includes individual customers under age 65 and their covered dependents.

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

We define operating revenues to include premium income, administrative fees and other revenues. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products, as well as sales of ocular products by 1-800 CONTACTS. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products.

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

Through our participation in various federal government programs, we generated approximately 23.6%, 23.5% and 21.9% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2012, 2011, and 2010, respectively. These revenues are contained in the Consumer and Other segments.

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

Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Year ended December 31, 2012
Operating revenue	$33,553.5	$19,427.7	$7,747.3	$60,728.5
Operating gain (loss)	3,199.7	440.2	(0.7)	3,639.2
Depreciation and amortization of property and equipment	—	—	369.0	369.0

Year ended December 31, 2011
Operating revenue	$34,498.0	$17,784.9	$7,582.3	$59,865.2
Operating gain	3,090.5	623.1	68.5	3,782.1
Depreciation and amortization of property and equipment	—	—	300.3	300.3

Year ended December 31, 2010
Operating revenue	$34,559.3	$16,092.6	$7,088.6	$57,740.5
Operating gain (loss)	3,085.7	1,000.6	(8.8)	4,077.5
Depreciation and amortization of property and equipment	—	—	297.4	297.4

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

The major product revenues for each of the reportable segments for the years ended December 31, are as follows:

	2012	2011	2010
Commercial
Managed care products	$28,653.5	$30,025.3	$30,186.4
Managed care services	3,371.1	3,273.5	3,159.2
Dental/Vision products and services	903.9	826.8	811.4
Other	625.0	372.4	402.3

Total Commercial	33,553.5	34,498.0	34,559.3

Consumer
Managed care products	19,340.5	17,734.3	16,059.6
Managed care services	87.2	50.6	33.0

Total Consumer	19,427.7	17,784.9	16,092.6

Other
Government services	7,636.0	7,418.0	6,923.8
Other	111.3	164.3	164.8

Total Other	7,747.3	7,582.3	7,088.6

Total product revenues	$60,728.5	$59,865.2	$57,740.5

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

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31 is as follows:

	2012	2011	2010
Reportable segments operating revenues	$60,728.5	$59,865.2	$57,740.5
Net investment income	686.1	703.7	803.3
Net realized gains on investments	334.9	235.1	194.1
Other-than-temporary impairment losses recognized in income	(37.8)	(93.3)	(39.4)

Total revenues	$61,711.7	$60,710.7	$58,698.5

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

20. Segment Information (continued)

A reconciliation of reportable segment operating gain to income before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2012	2011	2010
Reportable segments operating gain	$3,639.2	$3,782.1	$4,077.5
Net investment income	686.1	703.7	803.3
Net realized gains on investments	334.9	235.1	194.1
Other-than-temporary impairment losses recognized in income	(37.8)	(93.3)	(39.4)
Interest expense	(511.8)	(430.3)	(418.9)
Amortization of other intangible assets	(245.1)	(239.4)	(241.7)
Impairment of goodwill and other intangible assets	—	—	(21.1)

Income before income taxes	$3,865.5	$3,957.9	$4,353.8

21. Related Party Transactions

WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. During the years ended December 31, 2012, 2011 and 2010, we received $0.6, $0.6 and $0.6, respectively, from the Foundation for administrative services provided by our associates. We made no contributions to the Foundation during the years ended December 31, 2012, 2011 and 2010. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation.

22. Statutory Information

The majority of our insurance and HMO subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, or statutory, which vary in certain respects from GAAP. However, certain of our insurance and HMO subsidiaries, including BCC, Blue Cross of California Partnership Plan, Inc., Golden West Health Plan, Inc. and CareMore Health Plan are regulated by the California Department of Managed Health Care, or DMHC, and report their accounts in conformity with GAAP (these entities are collectively referred to as the “DMHC regulated entities”). Typical differences of GAAP reporting as compared to statutory reporting are the inclusion of unrealized gains or losses relating to fixed maturity securities in shareholders’ equity, recognition of all assets including those that are non-admitted for statutory purposes and recognition of all deferred tax assets without regard to statutory limits. The National Association of Insurance Commissioners, or NAIC, developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.

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

WellPoint, Inc.

Notes to Consolidated Financial Statements (continued)

22. Statutory Information (continued)

Our ability to pay dividends and credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance and HMO subsidiaries without prior approval of the insurance departments of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments or the DMHC.

Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2012 and 2011, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator.

Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $9,967.7 and $7,681.5 at December 31, 2012 and 2011, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,800.0, $2,402.5 and $2,933.8 for 2012, 2011 and 2010, respectively. GAAP equity of the DMHC regulated entities was $1,312.5 and $1,304.2 at December 31, 2012 and 2011, respectively. GAAP net income of the DMHC regulated entities was $469.7, $524.3 and $414.4 for the years ended December 31, 2012, 2011 and 2010, respectively.

23. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2012
Total revenues	$15,415.2	$15,407.3	$15,353.1	$15,536.1
Income before income taxes	1,309.8	1,048.6	1,025.7	481.4
Net income	856.5	643.6	691.2	464.2
Basic net income per share	2.56	1.96	2.17	1.52
Diluted net income per share	2.53	1.94	2.15	1.51

2011
Total revenues	$14,894.3	$15,100.7	$15,398.0	$15,317.7
Income before income taxes	1,427.1	1,007.4	1,045.2	478.2
Net income	926.6	701.6	683.2	335.3
Basic net income per share	2.48	1.92	1.92	0.97
Diluted net income per share	2.44	1.89	1.90	0.96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2012. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed its acquisition of AMERIGROUP Corporation on December 24, 2012. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2012 did not include the Internal Control of the former AMERIGROUP Corporation, whose balance sheet is included in the Company’s consolidated financial statements as of December 31, 2012. Such operations of

AMERIGROUP Corporation constituted approximately $2,842.8 million and $1,641.3 million of the Company’s total assets and net assets, respectively, as of December 31, 2012, and $219.0 million and $6.1 million of the Company’s operating revenue and net loss, respectively, for the year then ended.

Based on management’s assessment, which excluded an assessment of Internal Control of the acquired operations of AMERIGROUP Corporation, management has concluded that the Company’s Internal Control was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2012, and has also issued an audit report dated February 22, 2013, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included in this Annual Report on Form 10-K.

/S/ JOHN CANNON	/S/ WAYNE S. DEVEYDT
Interim President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WellPoint, Inc.

We have audited WellPoint, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the former AMERIGROUP Corporation, which is included in the 2012 consolidated financial statements of WellPoint, Inc. and constituted approximately $2,842.8 million and $1,641.3 million of total and net assets, respectively, as of December 31, 2012, and $219.0 million and $6.1 million of operating revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of WellPoint, Inc. also did not include an evaluation of the internal control over financial reporting of AMERIGROUP Corporation.

In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of WellPoint, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Indianapolis, Indiana

February 22, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

(c) Financial Statement Schedule

Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant

WellPoint, Inc. (Parent Company Only)

Balance Sheets

(In millions, except share data)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$588.1	$1,087.4
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $1,415.5 and $1,511.9)	1,425.9	1,573.3
Equity securities (cost of $26.7 and $57.8)	15.0	73.7
Other invested assets, current	1.6	1.8
Other receivables	37.7	39.3
Income taxes receivable	227.0	11.6
Net due from subsidiaries	—	742.2
Securities lending collateral	29.1	101.8
Deferred tax assets, net	7.9	—
Other current assets	145.7	167.9

Total current assets	2,478.0	3,799.0
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $6.8 and $6.9)	6.8	6.9
Other invested assets, long-term	596.4	500.1
Property and equipment, net	110.2	6.2
Deferred tax assets, net	23.8	279.8
Investments in subsidiaries	35,462.2	28,685.2
Other noncurrent assets	218.9	120.3

Total assets	$38,896.3	$33,397.5

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$402.1	$406.1
Deferred tax liabilities, net	—	14.5
Security trades pending payable	17.7	14.1
Securities lending payable	29.1	101.8
Net due to subsidiaries	89.7	—
Current portion of long-term debt	—	822.8
Other current liabilities	214.6	143.5

Total current liabilities	753.2	1,502.8
Long-term debt, less current portion	14,145.9	8,395.8
Other noncurrent liabilities	194.5	210.7

Total liabilities	15,093.6	10,109.3

Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 304,715,144 and 339,372,680	3.0	3.4
Additional paid-in capital	10,853.5	11,679.2
Retained earnings	12,647.1	11,490.7
Accumulated other comprehensive income	299.1	114.9

Total shareholders’ equity	23,802.7	23,288.2

Total liabilities and shareholders’ equity	$38,896.3	$33,397.5

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc. (Parent Company Only)

Statements of Income

(In millions)	Years ended December 31
	2012	2011	2010
Revenues
Net investment income	$95.3	$116.6	$53.9
Net realized losses on investments	(28.5)	(17.9)	(58.0)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(15.3)	(18.3)	(15.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1.3	0.3	0.2

Other-than-temporary impairment losses recognized in income	(14.0)	(18.0)	(15.0)

Other revenue	3.5	3.1	3.2

Total revenues	56.3	83.8	(15.9)
Expenses
General and administrative expense	211.9	53.4	105.5
Interest expense	507.0	407.3	394.4

Total expenses	718.9	460.7	499.9

Loss before income tax credits and equity in net income of subsidiaries	(662.6)	(376.9)	(515.8)
Income tax credits	(172.1)	(207.0)	(239.8)
Equity in net income of subsidiaries	3,146.0	2,816.6	3,163.1

Net income	$2,655.5	$2,646.7	$2,887.1

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc. (Parent Company Only)

Statements of Comprehensive Income

(in millions)	Years ended December 31
	2012	2011	2010
Net income	$2,655.5	$2,646.7	$2,887.1
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	189.9	20.6	125.1
Change in non-credit component of other-than-temporary impairment losses on investments	4.5	(0.7)	14.7
Change in net unrealized gains/losses on cash flow hedges	0.1	(10.0)	(14.5)
Change in net periodic pension and postretirement costs	(10.9)	(119.8)	32.9
Foreign currency translation adjustments	0.6	0.2	(1.7)

Other comprehensive income (loss)	184.2	(109.7)	156.5

Total comprehensive income	$2,839.7	$2,537.0	$3,043.6

See accompanying notes.

155

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc. (Parent Company Only)

Statements of Cash Flows

(In millions)	Years ended December 31
	2012	2011	2010
Operating activities
Net income	$2,655.5	$2,646.7	$2,887.1
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(432.0)	399.3	(417.1)
Net realized losses on investments	28.5	17.9	58.0
Other-than-temporary impairment losses recognized in income	14.0	18.0	15.0
Gain on disposal of assets	—	—	(0.8)
Deferred income taxes	49.2	95.3	0.6
Amortization, net of accretion	23.2	3.1	27.1
Depreciation	13.1	0.3	0.3
Share-based compensation	146.5	134.8	136.0
Excess tax benefits from share-based compensation	(28.8)	(42.2)	(28.1)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	9.6	13.5	23.3
Other invested assets, current	0.2	4.6	2.9
Other assets	(31.7)	(52.0)	(33.0)
Amounts due to (from) subsidiaries	754.7	(497.2)	(25.0)
Accounts payable and accrued expenses	(34.5)	1.5	(3.6)
Other liabilities	8.9	(0.9)	(109.3)
Income taxes	(204.0)	35.3	67.9

Net cash provided by operating activities	2,972.4	2,778.0	2,601.3

Investing activities
Purchases of investments	(5,443.0)	(2,778.3)	(4,329.0)
Proceeds from sales, maturities and redemptions of investments	5,554.5	3,689.6	2,924.2
Capitalization of subsidiaries	(6,085.1)	(832.1)	(31.1)
Changes in securities lending collateral	73.8	17.3	(86.2)
(Purchases) sales of property and equipment, net	(117.1)	2.3	(5.0)
Other, net	(114.4)	(49.6)	(114.4)

Net cash provided by (used in) investing activities	(6,131.3)	49.2	(1,641.5)

Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(229.0)	463.7	(164.4)
Proceeds from long-term borrowings	6,468.9	1,097.4	988.5
Repayments of long-term borrowings	(800.0)	(700.0)	(433.1)
Changes in securities lending payable	(72.7)	(17.3)	86.2
Changes in bank overdrafts	30.5	(66.9)	39.0
Repurchase and retirement of common stock	(2,496.8)	(3,039.8)	(4,360.3)
Cash dividends	(380.9)	(369.8)	—
Proceeds from exercise of employee stock options	110.8	245.0	143.6
Excess tax benefits from share-based compensation	28.8	42.2	28.1

Net cash provided by (used in) financing activities	2,659.6	(2,345.5)	(3,672.4)

Change in cash and cash equivalents	(499.3)	481.7	(2,712.6)
Cash and cash equivalents at beginning of year	1,087.4	605.7	3,318.3

Cash and cash equivalents at end of year	$588.1	$1,087.4	$605.7

See accompanying notes.

Schedule II—Condensed Financial Information of Registrant (continued)

WellPoint, Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

December 31, 2012

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

2. Subsidiary Transactions

Dividends from Subsidiaries

WellPoint received cash dividends from subsidiaries of $2,935.1, $2,915.9, and $2,746.0 during 2012, 2011, and 2010, respectively.

Dividends to Subsidiaries

Certain subsidiaries of WellPoint own shares of WellPoint common stock. WellPoint paid cash dividends to subsidiaries related to these shares of common stock in the amount of $13.8 and $12.0 during 2012 and 2011, respectively. WellPoint did not pay any cash dividends on its common stock during 2010.

Investments in Subsidiaries

Capital contributions to subsidiaries were $6,085.1, $832.1, and $31.1 during 2012, 2011, and 2010, respectively.

Amounts Due to and From Subsidiaries

At December 31, 2012 and 2011, WellPoint reported $89.7 payable to subsidiaries and $742.2 due from subsidiaries, respectively. The amounts due to or from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities. The receivable balance at December 31, 2011 also included $300.0 for a subsidiary dividend receivable that was received in January 2012.

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

WELLPOINT, INC.

By:	/S/ JOHN CANNON
John Cannon Interim President and Chief Executive Officer

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN CANNON John Cannon	Interim President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ WAYNE S. DEVEYDT Wayne S. DeVeydt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ JOHN E. GALLINA John E. Gallina	Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)	February 22, 2013

/s/ LENOX D. BAKER, JR., M.D. Lenox D. Baker, Jr., M.D.	Director	February 22, 2013

/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 22, 2013

/s/ SHEILA P. BURKE Sheila P. Burke	Director	February 22, 2013

/s/ ROBERT L. DIXON, JR. Robert L. Dixon, Jr.	Director	February 22, 2013

/s/ JULIE A. HILL Julie A. Hill	Director	February 22, 2013

/s/ WARREN Y. JOBE Warren Y. Jobe	Director	February 22, 2013

/s/ RAMIRO G. PERU Ramiro G. Peru	Director	February 22, 2013

/s/ WILLIAM J. RYAN William J. Ryan	Director	February 22, 2013

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr.	Director	February 22, 2013

/s/ JACKIE M. WARD Jackie M. Ward	Non Executive Chair of the Board of Directors	February 22, 2013

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Stock and Interest Purchase Agreement dated April 9, 2009, by and between the Company and Express Scripts, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 13, 2009.

2.2	Agreement and Plan of Merger, dated as of July 9, 2012 by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 10, 2012.

(a)    Amendment No. 1 to Agreement and Plan of Merger, dated as of October 2, 2012, by and among WellPoint, Inc., WellPoint Merger Sub, Inc. and AMERIGROUP Corporation, incorporated by reference to Exhibit 2.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-laws of the Company, as amended effective September 12, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 14, 2012.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2011 (Included in Exhibit 3.1).

4.2	By-laws of the Company, as amended effective September 12, 2012 (Included in Exhibit 3.2).

4.3	Specimen of Certificate of the Company’s common stock, $0.01 par value per share, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 28, 2005 (Registration No. 333-130743).

4.4	Indenture, dated as of December 9, 2004, between the Company and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2004, SEC File No. 001-16751.

(a) Form of the Company’s 5.000% Notes due 2014 (included in Exhibit 4.4).

(b) Form of the Company’s 5.950% Notes due 2034 (included in Exhibit 4.4).

4.5	Indenture, dated as of January 10, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(a) Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(b) Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

(c) Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

(d) Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

(e) Form of 6.000% Notes due 2014, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

Exhibit Number		Exhibit

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

(g) Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

(h) Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

(i) Form of 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

(j) Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

(k) Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

(l) Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

(m) Form of 1.250% Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

(n) Form of 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

(o) Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

(p) Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

4.6		Indenture dated as of October 9, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2012.

(a) Form of the 2.750% Senior Convertible Debentures due 2042 (included in Exhibit 4.6).

4.7		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	Anthem 2001 Stock Incentive Plan, amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.1(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, SEC File No. 001-16751.

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

(b)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-16751.

(c)    Form of Non-Qualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.58(f) to the Company’s Current Report on Form 8-K filed on November 2, 2006, SEC File No. 001-16751.

(d)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 001-16751.

(e)    Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 001-16751.

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

(n)    Form of Amendment to the Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2009 (Exhibit 10.2(g)) and 2010 (Exhibit 10.2(j)), incorporated by reference to Exhibit 10.2(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit Number		Exhibit

(o)    Form of Amendment to the Incentive Compensation Plan Performance Share Award Agreement for 2009 (Exhibit 10.2(h)) and 2010 (Exhibit 10.2(k)), incorporated by reference to Exhibit 10.2(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(p)    Form of Incentive Compensation Plan Performance Share Award Agreement, Grant A for 2012, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(q)    Form of Incentive Compensation Plan Performance Share Award Agreement, Grant B for 2012, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(r) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(t) to the Company’s Current Report on Form 8-K filed on September 14, 2012.

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

10.5	*	WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-016751.

10.6	*	WellPoint Directed Executive Compensation Plan amended effective January 1, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7	*	WellPoint, Inc. Board of Directors Compensation Program, as amended effective September 12, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.8	*	WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9	*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to WellPoint Health’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File No. 001-13083.

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

10.10	*	Amerigroup Corporation 2009 Equity Incentive Plan effective May 7, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 26, 2012 (Registration No. 333-185675).

10.11	*	Employment Agreement between WellPoint, Inc. and Angela F. Braly, dated as of February 24, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2007, SEC File No. 001-16751.

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

(c)    Separation Agreement between WellPoint, Inc. and Angela F. Braly dated as of August 28, 2012, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on August 29, 2012.

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

(b)    Form of Employment Agreement between the Company and each of the following: Lori Beer and Wayne S. DeVeydt, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006, SEC File No. 001-16751.

(c)    Form of Employment Agreement between the Company and each of the following: John Cannon and Glorida McCarthy incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

(d)    Form of Employment Agreement between the Company and Joseph R. Swedish, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013.

Exhibit Number		Exhibit

10.14	*	Employment Agreement between CareMore Health Group, Inc. and Leeba Lessin dated February 28, 2006, as amended, as assumed by WellPoint, Inc. upon acquisition of CareMore Health Group, Inc. on August 22, 2011 and a Summary of Terms of Employment between WellPoint, Inc. and Leeba Lessin as of September 30, 2012.

10.15	*	Separation Agreement between WellPoint, Inc. and Venkata R. Madabhushi dated as of September 19, 2012, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.16	*	Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of July 9, 2012 and effective December 24, 2012.

(a) First Amendment to Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of October 26, 2012 and effective December 24, 2012.

10.17		Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 21, 2012.

10.18		Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 21, 2012.

10.19		Undertakings to California Department of Managed Health Care, dated October 15, 2012, delivered by Blue Cross of California.

21		Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from WellPoint, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*	Indicates management contracts or compensatory plans or arrangements.