Form 10-Q
period 2013-03-31
WELLPOINT, INC
filed 2013-04-24
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 11, 2013
Common Stock, $0.01 par value	300,362,528 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,665.3	$2,484.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,006.7 and $16,033.1)	17,819.1	16,912.9
Equity securities (cost of $904.0 and $869.9)	1,355.4	1,212.4
Other invested assets, current	17.0	14.8
Accrued investment income	172.9	162.2
Premium and self-funded receivables	4,098.9	3,687.4
Other receivables	928.2	928.8
Income taxes receivable	—	228.5
Securities lending collateral	577.5	564.6
Deferred tax assets, net	135.4	243.2
Other current assets	1,891.0	1,829.0

Total current assets	28,660.7	28,268.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $464.4 and $426.0)	468.6	431.5
Equity securities (cost of $27.0 and $27.1)	30.2	30.1
Other invested assets, long-term	1,482.4	1,387.7
Property and equipment, net	1,738.1	1,738.3
Goodwill	17,489.5	17,510.5
Other intangible assets	9,055.8	9,102.8
Other noncurrent assets	483.3	486.1

Total assets	$59,408.6	$58,955.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,215.4	$6,174.5
Reserves for future policy benefits	57.3	61.3
Other policyholder liabilities	2,359.7	2,345.7

Total policy liabilities	8,632.4	8,581.5
Unearned income	865.7	896.8
Accounts payable and accrued expenses	2,936.8	3,132.5
Income taxes payable	204.8	—
Security trades pending payable	215.5	69.3
Securities lending payable	577.5	564.7
Short-term borrowings	350.0	250.0
Current portion of long-term debt	399.4	557.1
Other current liabilities	1,848.0	1,785.0

Total current liabilities	16,030.1	15,836.9
Long-term debt, less current portion	14,030.0	14,170.8
Reserves for future policy benefits, noncurrent	770.8	750.8
Deferred tax liabilities, net	3,287.9	3,381.0
Other noncurrent liabilities	971.8	1,013.2

Total liabilities	35,090.6	35,152.7

Commitment and contingencies - Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 300,693,279 and 304,715,144	3.0	3.0
Additional paid-in capital	10,697.4	10,853.5
Retained earnings	13,275.1	12,647.1
Accumulated other comprehensive income	342.5	299.1

Total shareholders’ equity	24,318.0	23,802.7

Total liabilities and shareholders’ equity	$59,408.6	$58,955.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2013	2012
Revenues
Premiums	$16,435.6	$14,138.5
Administrative fees	990.1	995.8
Other revenue	120.6	15.9

Total operating revenue	17,546.3	15,150.2
Net investment income	162.0	169.0
Net realized gains on investments	16.8	106.9
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(37.9)	(13.7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	2.8

Other-than-temporary impairment losses recognized in income	(37.9)	(10.9)

Total revenues	17,687.2	15,415.2
Expenses
Benefit expense	13,748.7	11,771.9
Selling, general and administrative expense:
Selling expense	385.9	393.3
General and administrative expense	1,979.1	1,772.4

Total selling, general and administrative expense	2,365.0	2,165.7
Cost of products	65.0	—
Interest expense	153.5	109.1
Amortization of other intangible assets	67.9	58.7

Total expenses	16,400.1	14,105.4

Income before income tax expense	1,287.1	1,309.8
Income tax expense	401.9	453.3

Net income	$885.2	$856.5

Net income per share
Basic	$2.92	$2.56

Diluted	$2.89	$2.53

Dividends per share	$0.3750	$0.2875

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(In millions)	2013	2012
Net income	$885.2	$856.5
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	34.5	107.3
Change in non-credit component of other-than-temporary impairment losses on investments	2.2	4.8
Change in net unrealized gains/losses on cash flow hedges	0.7	0.6
Change in net periodic pension and postretirement costs	6.8	6.7
Foreign currency translation adjustments	(0.8)	0.7

Other comprehensive income	43.4	120.1

Total comprehensive income	$928.6	$976.6

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In millions)	2013	2012
Operating activities
Net income	$885.2	$856.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(16.8)	(106.9)
Other-than-temporary impairment losses recognized in income	37.9	10.9
Loss on disposal of assets	0.7	0.3
Deferred income taxes	9.1	59.9
Amortization, net of accretion	186.7	155.2
Depreciation expense	25.3	23.5
Share-based compensation	21.5	32.5
Excess tax benefits from share-based compensation	(4.2)	(19.3)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(397.7)	(302.3)
Other invested assets	(8.2)	(21.3)
Other assets	(58.6)	(74.3)
Policy liabilities	70.9	(79.0)
Unearned income	(31.1)	697.6
Accounts payable and accrued expenses	(224.0)	(388.3)
Other liabilities	35.1	(2.9)
Income taxes	435.6	391.0
Other, net	(10.5)	(10.0)

Net cash provided by operating activities	956.9	1,223.1
Investing activities
Purchases of fixed maturity securities	(3,955.5)	(3,252.4)
Proceeds from fixed maturity securities:
Sales	2,531.8	2,731.5
Maturities, calls and redemptions	490.8	477.6
Purchases of equity securities	(109.8)	(100.4)
Proceeds from sales of equity securities	87.4	163.7
Purchases of other invested assets	(127.5)	(34.7)
Proceeds from sales of other invested assets	7.6	3.8
Changes in securities lending collateral	(12.9)	156.6
Purchases of subsidiaries, net of cash acquired	—	(1.2)
Purchases of property and equipment	(107.5)	(123.8)
Other, net	—	(0.6)

Net cash (used in) provided by investing activities	(1,195.6)	20.1
Financing activities
Net proceeds from commercial paper borrowings	260.3	37.8
Repayments of long-term borrowings	(556.9)	(350.8)
Proceeds from short-term borrowings	100.0	100.0
Repayments of short-term borrowings	—	(100.0)
Changes in securities lending payable	12.8	(156.6)
Changes in bank overdrafts	30.4	23.2
Repurchase and retirement of common stock	(340.2)	(679.8)
Cash dividends	(113.4)	(95.8)
Proceeds from issuance of common stock under employee stock plans	23.7	35.7
Excess tax benefits from share-based compensation	4.2	19.3

Net cash used in financing activities	(579.1)	(1,167.0)
Effect of foreign exchange rates on cash and cash equivalents	(1.5)	1.3

Change in cash and cash equivalents	(819.3)	77.5
Cash and cash equivalents at beginning of period	2,484.6	2,201.6

Cash and cash equivalents at end of period	$1,665.3	$2,279.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	885.2	—	885.2
Other comprehensive income	—	—	—	—	43.4	43.4
Repurchase and retirement of common stock	(5.5)	—	(200.5)	(143.0)	—	(343.5)
Convertible debenture tax adjustment	—	—	(4.0)	—	—	(4.0)
Dividends and dividend equivalents	—	—	—	(114.2)	—	(114.2)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	—	48.4	—	—	48.4

March 31, 2013	300.7	$3.0	$10,697.4	$13,275.1	$342.5	$24,318.0

January 1, 2012	339.4	3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	856.5	—	856.5
Other comprehensive income	—	—	—	—	120.1	120.1
Repurchase and retirement of common stock	(10.2)	(0.1)	(350.3)	(329.4)	—	(679.8)
Dividends and dividend equivalents	—	—	—	(96.7)	—	(96.7)
Issuance of common stock under employee stock plans, net of related tax benefits	2.6	—	40.1	—	—	40.1

March 31, 2012	331.8	$3.3	$11,369.0	$11,921.1	$235.0	$23,528.4

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in the United States, serving 35.8 medical members through our affiliated health plans and approximately 68.0 individuals through all subsidiaries as of March 31, 2013. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our AMERIGROUP Corporation subsidiary, or Amerigroup, we conduct business in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Ohio, Tennessee, Texas and Washington. We also serve customers throughout the country as UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 have been recorded. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

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

As a result of restructuring activities implemented during 2012 and 2011, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2012 restructuring activities were initiated primarily as a result of personnel changes, organizational realignment to create efficiencies in our business processes and certain integration activities associated with the Amerigroup acquisition. Activity related to these liabilities for the three months ended March 31, 2013, by reportable segment, is as follows:

	Commercial	Consumer	Other	Total
2012 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2013	$40.4	$72.8	$4.4	$117.6
Payments	(8.7)	(19.0)	(0.9)	(28.6)
Liability released	(1.1)	(0.9)	(0.2)	(2.2)

Liability for employee termination costs at March 31, 2013	30.6	52.9	3.3	86.8
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2013	8.8	2.9	0.1	11.8
Payments	(1.0)	(0.3)	—	(1.3)
Liability released	—	—	—	—

Liability for lease and other contract exit costs at March 31, 2013	7.8	2.6	0.1	10.5

Total liability for 2012 restructuring activities at March 31, 2013	$38.4	$55.5	$3.4	$97.3

The 2011 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform. At March 31, 2013, our total liability for 2011 restructuring activities was $24.9, of which $6.8 related to employee termination costs and $18.1 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2013. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts.

4.	Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $37.9 and $10.9 for the three months ended March 31, 2013 and 2012, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2013 and 2012. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at March 31, 2013 and December 31, 2012 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	12 Months or Greater
March 31, 2013:
Fixed maturity securities:
United States Government securities	$393.6	$10.9	$(0.2)	$—	$404.3	$—
Government sponsored securities	132.9	2.2	—	—	135.1	—
States, municipalities and political subdivisions - tax-exempt	5,947.2	379.8	(10.2)	(1.2)	6,315.6	—
Corporate securities	7,834.0	352.2	(19.0)	(7.6)	8,159.6	—
Options embedded in convertible debt securities	76.1	—	—	—	76.1	—
Residential mortgage-backed securities	2,367.4	91.7	(4.0)	(1.6)	2,453.5	—
Commercial mortgage-backed securities	437.0	19.7	(0.4)	—	456.3	—
Other debt securities	282.9	6.6	(0.3)	(2.0)	287.2	—

Total fixed maturity securities	17,471.1	863.1	(34.1)	(12.4)	18,287.7	$—

Equity securities	931.0	461.2	(6.6)	—	1,385.6

Total investments, available-for-sale	$18,402.1	$1,324.3	$(40.7)	$(12.4)	$19,673.3

December 31, 2012:
Fixed maturity securities:
United States Government securities	$330.3	$13.1	$(0.2)	$—	$343.2	$—
Government sponsored securities	153.6	2.6	—	—	156.2	—
States, municipalities and political subdivisions - tax-exempt	5,501.3	388.2	(5.7)	(1.6)	5,882.2	—
Corporate securities	7,642.0	387.0	(17.0)	(8.0)	8,004.0	(1.7)
Options embedded in convertible debt securities	67.2	—	—	—	67.2	—
Residential mortgage-backed securities	2,204.7	103.1	(1.1)	(1.9)	2,304.8	(0.4)
Commercial mortgage-backed securities	323.2	22.5	—	—	345.7	—
Other debt securities	236.8	7.6	(0.2)	(3.1)	241.1	(1.3)

Total fixed maturity securities	16,459.1	924.1	(24.2)	(14.6)	17,344.4	$(3.4)

Equity securities	897.0	358.0	(12.5)	—	1,242.5

Total investments, available-for-sale	$17,356.1	$1,282.1	$(36.7)	$(14.6)	$18,586.9

At March 31, 2013, we owned $2,909.8 of mortgage-backed securities and $240.2 of asset-backed securities out of a total available-for-sale investment portfolio of $19,673.3. These securities included sub-prime and Alt-A securities with fair values of $38.6 and $127.1, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $0.3 and $7.3, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “B”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	12 Months or Less			Greater than 12 Months
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2013:
Fixed maturity securities:
United States Government securities	10	$36.1	$(0.2)	—	$—	$—
Government sponsored securities	2	14.0	—	—	—	—
States, municipalities and political subdivisions - tax-exempt	240	759.7	(10.2)	22	25.3	(1.2)
Corporate securities	702	1,203.7	(19.0)	62	46.9	(7.6)
Residential mortgage-backed securities	174	508.4	(4.0)	38	16.7	(1.6)
Commercial mortgage-backed securities	18	97.0	(0.4)	3	1.5	—
Other debt securities	18	22.3	(0.3)	20	24.1	(2.0)

Total fixed maturity securities	1,164	2,641.2	(34.1)	145	114.5	(12.4)
Equity securities	645	46.0	(6.6)	—	—	—

Total fixed maturity and equity securities	1,809	$2,687.2	$(40.7)	145	$114.5	$(12.4)

December 31, 2012:
Fixed maturity securities:
United States Government securities	17	$48.5	$(0.2)	—	$—	$—
States, municipalities and political subdivisions - tax-exempt	184	420.1	(5.7)	1	46.9	(1.6)
Corporate securities	457	1,066.5	(17.0)	74	52.6	(8.0)
Residential mortgage-backed securities	79	211.0	(1.1)	44	25.5	(1.9)
Commercial mortgage-backed securities	4	10.1	—	3	4.1	—
Other debt securities	7	5.4	(0.2)	21	28.9	(3.1)

Total fixed maturity securities	748	1,761.6	(24.2)	143	158.0	(14.6)
Equity securities	961	149.6	(12.5)	—	—	—

Total fixed maturity and equity securities	1,709	$1,911.2	$(36.7)	143	$158.0	$(14.6)

The amortized cost and fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$812.5	$826.5
Due after one year through five years	4,914.9	5,136.5
Due after five years through ten years	4,891.3	5,188.9
Due after ten years	4,048.0	4,226.0
Mortgage-backed securities	2,804.4	2,909.8

Total available-for-sale fixed maturity securities	$17,471.1	$18,287.7

During the three months ended March 31, 2013, we sold $2,619.2 of investments which resulted in gross realized gains of $107.0 and gross realized losses of $90.2. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

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

Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields and credit spreads that are not observable in the markets.

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

A summary of fair value measurements by level for assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 is as follows:

	Level I	Level II	Level III	Total
March 31, 2013:
Assets:
Cash equivalents	$643.0	$—	$—	$643.0
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	404.3	—	—	404.3
Government sponsored securities	—	135.1	—	135.1
States, municipalities and political subdivisions - tax-exempt	—	6,315.6	—	6,315.6
Corporate securities	—	8,038.3	121.3	8,159.6
Options embedded in convertible debt securities	—	76.1	—	76.1
Residential mortgage-backed securities	—	2,440.6	12.9	2,453.5
Commercial mortgage-backed securities	—	456.3	—	456.3
Other debt securities	47.1	236.2	3.9	287.2

Total fixed maturity securities	451.4	17,698.2	138.1	18,287.7
Equity securities	1,211.3	150.5	23.8	1,385.6
Other invested assets, current	17.0	—	—	17.0
Securities lending collateral	232.7	344.8	—	577.5
Derivatives excluding embedded options (reported with other assets)	—	55.3	—	55.3

Total assets	$2,555.4	$18,248.8	$161.9	$20,966.1

Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(1.0)	$—	$(1.0)

Total liabilities	$—	$(1.0)	$—	$(1.0)

December 31, 2012:
Assets:
Cash equivalents	$728.3	$—	$—	$728.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	343.2	—	—	343.2
Government sponsored securities	—	156.2	—	156.2
States, municipalities and political subdivisions - tax-exempt	—	5,882.2	—	5,882.2
Corporate securities	—	7,882.9	121.1	8,004.0
Options embedded in convertible debt securities	—	67.2	—	67.2
Residential mortgage-backed securities	—	2,300.5	4.3	2,304.8
Commercial mortgage-backed securities	—	345.7	—	345.7
Other debt securities	33.8	203.4	3.9	241.1

Total fixed maturity securities	377.0	16,838.1	129.3	17,344.4
Equity securities	1,103.1	113.2	26.2	1,242.5
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	231.7	332.9	—	564.6
Derivatives excluding embedded options (reported with other assets)	—	58.6	—	58.6

Total assets	$2,454.9	$17,342.8	$155.5	$19,953.2

Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(0.1)	$—	$(0.1)

Total liabilities	$—	$(0.1)	$—	$(0.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2013 and 2012 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three Months Ended March 31, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Total gains (losses):
Recognized in net income	0.3	—	—	—	0.6	0.9
Recognized in accumulated other comprehensive income	(0.6)	—	—	0.2	(0.9)	(1.3)
Purchases	9.6	—	—	—	0.4	10.0
Sales	—	—	—	—	(2.5)	(2.5)
Issuances	—	—	—	—	—	—
Settlements	(9.1)	(1.6)	—	(0.2)	—	(10.9)
Transfers into Level III	—	13.1	—	—	—	13.1
Transfers out of Level III	—	(2.9)	—	—	—	(2.9)

Ending balance at March 31, 2013	$121.3	$12.9	$—	$3.9	$23.8	$161.9

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2013	$—	$—	$—	$—	$(1.4)	$(1.4)

Three Months Ended March 31, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.2	—	—	0.1	(0.4)	14.9
Recognized in accumulated other comprehensive income	(16.9)	—	—	0.1	(3.4)	(20.2)
Purchases	18.8	—	—	—	—	18.8
Sales	(1.9)	—	—	—	—	(1.9)
Issuances	—	—	—	—	—	—
Settlements	(51.7)	—	—	(0.5)	—	(52.2)
Transfers into Level III	—	1.4	—	—	—	1.4
Transfers out of Level III	(49.4)	—	(6.3)	(50.0)	—	(105.7)

Ending balance at March 31, 2012	$109.2	$1.4	$—	$8.7	$20.6	$139.9

Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2012	$—	$—	$—	$—	$(0.4)	$(0.4)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between Level I, Level II and Level III during the three months ended March 31, 2013. During the three months ended March 31, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in observable markets. In addition, the transfers out of Level III of other debt securities were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement in June 2012 and trading activity of similar securities in observable markets.

During the three months ended March 31, 2013 or 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 or 2012.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2013 or 2012.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes, intangible assets and certain financial instruments, such as policy liabilities, are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Other invested assets, long-term: Other invested assets, long-term include primarily our investments in limited partnerships, joint ventures and other non-controlled corporations, as well as the cash surrender value of corporate-owned life insurance policies. Investments in limited partnerships, joint ventures and other non-controlled corporations are carried at our share in the entities’ undistributed earnings, which approximates fair value. The carrying value of corporate-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices were available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

Long-term debt-commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

Long-term debt-notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.

Long-term debt-convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.

A summary of the carrying values and fair values by level of financial instruments not recorded at fair value on our consolidated balance sheets at March 31, 2013 and December 31, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
March 31, 2013
Assets:
Other invested assets, long-term	$1,482.4	$—	$—	$1,482.4	$1,482.4
Liabilities:
Debt:
Short-term borrowings	350.0	—	350.0	—	350.0
Commercial paper	831.1	—	831.1	—	831.1
Notes	12,638.3	—	13,737.9	—	13,737.9
Convertible debentures	960.0	—	1,638.8	—	1,638.8

December 31, 2012
Assets:
Other invested assets, long-term	$1,387.7	$—	$—	$1,387.7	$1,387.7
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	570.9	—	570.9	—	570.9
Notes	13,198.9	—	14,407.1	—	14,407.1
Convertible debentures	958.1	—	1,613.4	—	1,613.4

6.	Income Taxes

During the three months ended March 31, 2013 and 2012, we recognized income tax expense of $401.9 and $453.3, respectively, which represents effective tax rates of 31.2% and 34.6%, respectively. The decrease in income tax expense and the effective tax rate in 2013 resulted primarily from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate.

7.	Retirement Benefits

The components of net periodic benefit cost included in the consolidated statements of income for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3.6	$4.2	$1.6	$1.7
Interest cost	16.7	19.1	5.6	6.9
Expected return on assets	(33.3)	(33.7)	(5.5)	(5.2)
Recognized actuarial loss	8.6	7.6	2.8	3.4
Settlement loss	3.4	3.6	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.3)	(3.3)

Net periodic benefit (credit) cost	$(1.2)	$0.6	$1.2	$3.5

For the year ending December 31, 2013, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2013 and 2012.

8.	Debt

As a result of our acquisition of Amerigroup on December 24, 2012, the carrying amount of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019 was included in our consolidated balance sheet as of December 31, 2012. In accordance with FASB accounting guidance for business combinations, the notes were recorded at their estimated fair value of $556.9 on the date of acquisition. On January 25, 2013 we redeemed the outstanding principal balance of these notes, plus applicable premium for early redemption, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.

We have a senior revolving credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. There were no amounts outstanding under this facility as of March 31, 2013 or at any time during the three months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2013, we had $831.1 outstanding under this program.

We have senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheet. The following table summarizes at March 31, 2013 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	540.0
Net debt carrying amount	960.0
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.2505
Effective conversion price (per $1,000 of principal amount)	$75.4688

9.	Commitments and Contingencies

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

In the Los Angeles County Superior Court, we are defending a lawsuit filed by the Los Angeles City Attorney alleging the wrongful rescission of individual insurance policies and representations made concerning rescission practices and policies. The suit names WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuit generally alleges unfair business practices in a purported practice of rescinding new individual members following the submission of large claims. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Los Angeles City Attorney is requesting two thousand five hundred dollars ($2,500) per alleged violation of the California Business and Professions Code. Trial is currently set for April 8, 2014. We intend to vigorously defend this suit; however, the ultimate outcome cannot be presently determined.

We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. Argument on the renewed motions was held on April 19, 2013. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined. We settled a separate lawsuit captioned Mary E. Ormond, et al. v. Anthem, Inc., et al., also filed as a result of the 2001 demutualization of AICI. The Ormond case involves a certified class that consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. On July 1, 2011, the Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. IPO. The parties have reached an agreement to resolve the Ormond suit. On June 15, 2012, plaintiffs filed an unopposed motion for preliminary approval of a $90.0 cash settlement, including any amounts to be awarded for attorneys’ fees and expenses and other costs to administer the settlement. As a result, during the six months ended June 30, 2012, we recorded selling, general and administrative expense of $90.0, or $0.27 per diluted share, associated with this settlement, which was non-deductible for tax purposes. The Court granted plaintiffs’ motion and entered preliminary approval of the settlement on June 18, 2012. As a result, the trial that had been set for June 18, 2012 was vacated. The cash settlement was paid on July 3, 2012 into an escrow account. A final fairness hearing on the settlement was held on October 25, 2012. On November 16, 2012, the Court granted plaintiffs’ motion and entered an amended final order approving the settlement. An award of attorneys’ fees was issued on November 20, 2012, together with a final judgment dismissing all of plaintiffs’ claims. Two appeals of the court’s final orders have been taken by objectors to the United States Court of Appeals for the Seventh Circuit. The appeals involve challenges to (i) the amount of attorneys’ fees awarded to plaintiffs’ counsel out of the settlement fund and (ii) the provision of the Court’s order granting final approval of the settlement that requires any residual settlement funds remaining after two rounds of distributions to class members to be paid to the Eskanazi Health Foundation as a cy pres award.

We are currently a defendant in eleven putative class actions relating to OON reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint. The motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs then filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss the third amended consolidated complaint, which was granted in part and denied in part. The plaintiffs filed a fourth amended consolidated complaint on November 5, 2012. We filed a motion to dismiss most of the claims asserted in the fourth amended consolidated complaint. The plaintiffs filed a response and we filed a reply. The motion to dismiss is now fully briefed and pending. The OON surgical center voluntarily dismissed their claims. Fact discovery is complete. At the end of 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and that court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them on July 25, 2012. The barred physicians are paying the sanctions. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $350.0 at March 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

Contractual Obligations and Commitments

We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at March 31, 2013.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2013 was $395.6 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at March 31, 2013 was $188.6 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

A summary of the cash dividend activity for the three months ended March 31, 2013 and 2012 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
Three Months Ended March 31, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8

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

A summary of share repurchases for the period April 1, 2013 through April 11, 2013 (subsequent to March 31, 2013) and for the three months ended March 31, 2013 and 2012 is as follows:

	April 1, 2013 Through April 11, 2013	Three Months Ended March 31
		2013	2012
Shares repurchased	0.5	5.5	10.2
Average price per share	$66.64	$62.41	$66.80
Aggregate cost	$30.9	$340.2	$679.8
Authorization remaining at the end of each period	$1,465.7	$1,496.6	$3,653.9

Stock Incentive Plans

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	17.8	$64.67
Granted	1.9	61.88
Exercised	(0.6)	41.15
Forfeited or expired	(0.9)	71.00

Outstanding at March 31, 2013	18.2	$64.83	3.6	$107.5

Exercisable at March 31, 2013	14.9	$65.27	2.9	$96.1

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2013 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2013	2.6	$63.87
Granted	2.1	61.81
Vested	(0.3)	59.01
Forfeited	(0.3)	65.79

Nonvested at March 31, 2013	4.1	$63.06

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2013 and 2012:

	2013	2012
Risk-free interest rate	1.25%	1.41%
Volatility factor	35.00%	34.00%
Quarterly dividend yield	0.600%	0.400%
Weighted-average expected life (years)	4.0	4.1

The following weighted-average fair values were determined for the three months ended March 31, 2013 and 2012:

	2013	2012
Options granted during the period	$14.51	$16.51

11.	Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at March 31, 2013 and 2012 is as follows:

	2013	2012
Investments:
Gross unrealized gains	$1,326.6	$1,190.3
Gross unrealized losses	(53.1)	(79.5)

Net pre-tax unrealized gains	1,273.5	1,110.8
Deferred tax liability	(435.5)	(389.9)

Net unrealized gains on investments	838.0	720.9
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	—	(2.8)
Deferred tax asset	—	1.0

Net unrealized non-credit component of other-than-temporary impairments on investments	—	(1.8)
Cash flow hedges:
Gross unrealized losses	(53.0)	(53.4)
Deferred tax asset	18.6	18.7

Net unrealized losses on cash flow hedges	(34.4)	(34.7)
Defined benefit pension plans:
Deferred net actuarial loss	(674.8)	(642.4)
Deferred prior service credits	3.7	4.5
Deferred tax asset	264.4	258.3

Net unrecognized periodic benefit costs for defined benefit pension plans	(406.7)	(379.6)
Postretirement benefit plans:
Deferred net actuarial loss	(188.3)	(230.8)
Deferred prior service credits	99.8	112.9
Deferred tax asset	34.8	47.8

Net unrecognized periodic benefit costs for postretirement benefit plans	(53.7)	(70.1)
Foreign currency translation adjustments:
Gross unrealized (losses) gains	(1.1)	0.5
Deferred tax asset (liability)	0.4	(0.2)

Net unrealized (losses) gains on foreign currency translation adjustments	(0.7)	0.3

Accumulated other comprehensive income	$342.5	$235.0

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of $2.4 and $24.4, respectively	$29.7	$44.9
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $2.6 and $33.6, respectively	4.8	62.4

Total reclassification adjustment on investments	34.5	107.3
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of $1.2 and $2.6, respectively	2.2	4.8
Cash flow hedges:
Holding gain, net of tax expense of $0.4 and $0.4, respectively	0.7	0.6
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $4.4 and $4.5, respectively	6.8	6.7
Foreign currency translation adjustment, net of tax (benefit) expense of $(0.5) and $0.4, respectively	(0.8)	0.7

Net gain recognized in other comprehensive income, net of tax expense of $10.5 and $65.9, respectively	$43.4	$120.1

12.	Earnings per Share

The denominator for basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 was as follows:

`	Three Months Ended March 31
	2013	2012
Denominator for basic earnings per share – weighted-average shares	303.2	335.0
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	2.7	4.0

Denominator for diluted earnings per share	305.9	339.0

During the three months ended March 31, 2013 and 2012, weighted-average shares related to certain stock options of 11.5 and 10.1, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three months ended March 31, 2013, we issued approximately 2.1 restricted stock units under our stock incentive plans, 0.9 of which vesting is contingent upon us meeting specified annual operating gain targets for 2013. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information

The results of our operations are described through three reportable segments: Commercial, Consumer and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

Financial data by reportable segment for the three months ended March 31, 2013 and 2012 is as follows:

	Commercial	Consumer	Other and Eliminations	Total
Three Months Ended March 31, 2013
Operating revenue from external customers	$8,399.5	$7,195.4	$1,951.4	$17,546.3
Operating gain	1,107.5	247.5	12.6	1,367.6
Three Months Ended March 31, 2012
Operating revenue from external customers	$8,506.5	$4,750.4	$1,893.3	$15,150.2
Operating gain	991.8	217.7	3.1	1,212.6

A reconciliation of reportable segments’ operating revenue to total revenues reported in the consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31
	2013	2012
Reportable segments operating revenue	$17,546.3	$15,150.2
Net investment income	162.0	169.0
Net realized gains on investments	16.8	106.9
Other-than-temporary impairment losses recognized in income	(37.9)	(10.9)

Total revenues	$17,687.2	$15,415.2

A reconciliation of reportable segments’ operating gain to income before income tax expense included in the consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31
	2013	2012
Reportable segments operating gain	$1,367.6	$1,212.6
Net investment income	162.0	169.0
Net realized gains on investments	16.8	106.9
Other-than-temporary impairment losses recognized in income	(37.9)	(10.9)
Interest expense	(153.5)	(109.1)
Amortization of other intangible assets	(67.9)	(58.7)

Income before income tax expense	$1,287.1	$1,309.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012 and the MD&A included in our 2012 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2013 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2013 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2013. Also see Part I, Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Overview

The results of our operations are described through three reportable segments: Commercial, Consumer and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Executive Summary

We are one of the largest health benefits companies in the United States, serving 35.8 medical members through our affiliated health plans and approximately 68.0 individuals through all subsidiaries as of March 31, 2013. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our AMERIGROUP Corporation subsidiary, or Amerigroup, we conduct business in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Ohio, Tennessee, Texas and Washington. We also serve customers throughout the country as UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

Operating revenue for the three months ended March 31, 2013 was $17,546.3, an increase of $2,396.1, or 15.8%, from the three months ended March 31, 2012, reflecting higher premium revenue in our Consumer segment, partially offset by lower premium revenue in our Commercial segment. The higher premium revenue in our Consumer segment primarily resulted from the acquisition of Amerigroup in December 2012 and was partially offset by lower revenues in our Medicare Advantage business. The premium revenue decrease in the Commercial segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and affordability challenges affecting our members and, we believe, healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group business designed to cover overall cost trends.

Net income for the three months ended March 31, 2013 was $885.2, a 3.4% increase from the three months ended March 31, 2012. This increase in net income was primarily driven by improved operating results in our Commercial and Consumer segments and lower income taxes, partially offset by lower realized gains, higher interest expense and increased other than temporary impairment losses on investments. For additional details, see “Consolidated Results of Operations” included in this MD&A. Our fully-diluted earnings per share, or EPS, was $2.89 for the three months ended March 31, 2013, which represented a 14.2% increase over the EPS of $2.53 for the three months ended March 31, 2012. The increase in EPS resulted primarily from the lower number of shares outstanding in 2013 due to share buy back activity under our share repurchase program, and to a lesser extent, improved net income.

Operating cash flow for the three months ended March 31, 2013 was $956.9, or 1.1 times net income. Operating cash flow for the three months ended March 31, 2012 was $1,223.1. The decrease in operating cash flow from 2012 of $266.2 was driven primarily by changes in the timing of government premium payments, as the first quarter of 2012 included an extra monthly payment. This decline was partially offset by the addition of Amerigroup’s operating cash flow in 2013.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Consolidated Results of Operations” discussion within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31
	2013	2012	Change	% Change
Net income	$885.2	$856.5	$28.7	3.4%
Less:
Net realized gains on investments	16.8	106.9	(90.1)
Other-than-temporary impairment losses on investments	(37.9)	(10.9)	(27.0)
Litigation related costs	—	10.0	(10.0)
Acquisition and integration related costs	—	(2.6)	2.6
Tax effect of adjustments	7.4	(41.0)	48.4

Adjusted net income	$898.9	$794.1	$104.8	13.2%

EPS	$2.89	$2.53	$0.36	14.2%
Less:
Net realized gains on investments	0.05	0.32	(0.27)
Other-than-temporary impairment losses on investments	(0.12)	(0.03)	(0.09)
Litigation related costs	—	0.03	(0.03)
Acquisition and integration related costs	—	(0.01)	0.01
Tax effect of adjustments	0.02	(0.12)	0.14

Adjusted EPS	$2.94	$2.34	$0.60	25.6%

Sources and Uses of Capital

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

For additional information regarding our use of capital during the three months ended March 31, 2013, see Note 8, “Debt” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Membership

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Senior, State-Sponsored and FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup and CareMore members as well as UniCare members predominantly outside of our BCBSA service areas. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2013 and 2012. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2013	2012	Change	% Change
Medical Membership
Customer Type
Local Group	14,520	14,757	(237)	(1.6)%
Individual	1,826	1,852	(26)	(1.4)
National:
National Accounts	6,972	7,178	(206)	(2.9)
BlueCard®	5,019	5,005	14	0.3

Total National	11,991	12,183	(192)	(1.6)
Senior	1,415	1,497	(82)	(5.5)
State-Sponsored	4,517	1,867	2,650	141.9
FEP	1,540	1,517	23	1.5

Total Medical Membership by Customer Type	35,809	33,673	2,136	6.3

Funding Arrangement
Self-Funded	20,172	20,211	(39)	(0.2)
Fully-Insured	15,637	13,462	2,175	16.2

Total Medical Membership by Funding Arrangement	35,809	33,673	2,136	6.3

Reportable Segment
Commercial	26,511	26,940	(429)	(1.6)
Consumer	7,758	5,216	2,542	48.7
Other	1,540	1,517	23	1.5

Total Medical Membership by Reportable Segment	35,809	33,673	2,136	6.3

Other Membership & Customers
Behavioral Health Members	24,488	24,710	(222)	(0.9)
Life and Disability Members	4,808	4,940	(132)	(2.7)
Dental Members	3,861	3,849	12	0.3
Dental Administration Members	4,897	4,128	769	18.6
Vision Members	4,619	4,270	349	8.2
Medicare Advantage Part D Members	489	586	(97)	(16.6)
Medicare Part D Standalone Members	485	590	(105)	(17.8)
Retail Vision Customers	3,131	—	3,131	—

Medical Membership (in thousands)

For the rolling 12 months ended March 31, 2013, total medical membership increased 2,136, or 6.3%, primarily due to State-Sponsored membership acquired with the acquisition of Amerigroup, partially offset by decreases in our Local Group, National Accounts and Senior membership.

Self-funded medical membership decreased 39, or 0.2%, primarily due to pricing increases in our National Accounts business.

Fully-insured membership increased 2,175, or 16.2%, primarily due to State-Sponsored membership acquired with the acquisition of Amerigroup, partially offset by membership losses in certain Local Group markets, as well as membership losses in our Senior business, described below.

Local Group membership decreased 237, or 1.6%, primarily due to strategic product portfolio changes in certain states, competitive pressure in certain markets and affordability challenges affecting our members and, we believe, healthcare consumers in general.

Individual membership decreased 26, or 1.4%, primarily due to a heightened competitive environment in certain markets.

National Accounts membership decreased 206, or 2.9%, primarily driven by pricing increases in our self-funded National Accounts business.

BlueCard® membership increased 14, or 0.3%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.

Senior membership decreased 82, or 5.5%, primarily due to the transition toward HMO product offerings in our Medicare Advantage business.

State-Sponsored membership increased 2,650, or 141.9%, primarily due to membership acquired with the acquisition of Amerigroup.

FEP membership increased 23, or 1.5%, primarily due to favorable in-group change.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 222, or 0.9%, primarily due to the overall declines in our Medicare and fully-insured Local Group membership.

Life and disability membership decreased 132, or 2.7%, primarily due to the overall declines in our Commercial fully-insured medical membership. Life and disability products are generally offered as part of Commercial medical fully-insured membership sales.

Dental membership increased 12, or 0.3%, primarily due to the launch of new dental products in 2012.

Dental administration membership increased 769, or 18.6%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.

Vision membership increased 349, or 8.2%, primarily due to strong sales in our Local Group, National Accounts and Individual businesses.

Medicare Advantage Part D membership decreased 97, or 16.6%, primarily due to the transition toward HMO product offerings.

Medicare Part D standalone membership decreased 105, or 17.8%, primarily due to competitive pressure in certain markets.

Retail vision customers increased 3,131 due to our acquisition of 1-800 CONTACTS.

Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2013 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2013 cost of care trend estimate of 7.0% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend is in the mid-single digit range and is primarily related to increases in the average cost per admission. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Both inpatient admission counts per thousand members and inpatient day counts per thousand members are slightly lower than prior year. The average length of stay is slightly higher than prior year. In addition to our re-contracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend is in the high single digit range and is 80% cost driven and 20% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions, including key areas such as emergency room, lab, radiology, sleep studies, and surgery settings. As an example, we have launched a Sleep Management Program through our American Imaging Management subsidiary in a variety of regions. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers. This helps ensure treatment compliance by the member, allowing for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

Physician services trend is in the mid-single digit range and is 80% unit cost related and 20% utilization related. Increases in the physician care category are partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs and bundled payment initiatives. Additionally, we continue to enhance our ability to detect and deter fraud and abuse, reducing waste in the system.

Pharmacy trend is in the mid-single digit range and driven primarily by unit cost (cost per prescription). Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription, as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

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

As evidenced by our expansion of CareMore into select New York and Virginia markets on January 1, 2013, we remain committed to providing access-based health care products and services that are simple to use and that customers can trust. CareMore’s mission is to improve the overall lives and wellbeing of seniors by providing innovative, focused health care approaches to the complex problems of aging, while protecting precious financial resources of seniors and the Medicare Program. CareMore’s model is focused on disease management programs that provide Medicare members with a hands-on approach to care coordination and intensive treatment of chronic conditions.

Consolidated Results of Operations

Our consolidated results of operations for the three months ended March 31, 2013 and 2012 are discussed in the following section.

	Three Months Ended March 31
	2013	2012	$ Change	% Change
Total operating revenue	$17,546.3	$15,150.2	$2,396.1	15.8%
Net investment income	162.0	169.0	(7.0)	(4.1)
Net realized gains on investments	16.8	106.9	(90.1)	(84.3)
Other-than-temporary impairment losses on investments	(37.9)	(10.9)	(27.0)	(247.7)

Total revenues	17,687.2	15,415.2	2,272.0	14.7
Benefit expense	13,748.7	11,771.9	1,976.8	16.8
Selling, general and administrative expense	2,365.0	2,165.7	199.3	9.2
Cost of products	65.0	—	65.0	—
Other expense[1]	221.4	167.8	53.6	31.9

Total expenses	16,400.1	14,105.4	2,294.7	16.3

Income before income tax expense	1,287.1	1,309.8	(22.7)	(1.7)
Income tax expense	401.9	453.3	(51.4)	(11.3)

Net income	$885.2	$856.5	$28.7	3.4

Average diluted shares outstanding	305.9	339.0	(33.1)	(9.8)%
Diluted net income per share	$2.89	$2.53	$0.36	14.2%
Benefit expense ratio[2]	83.7%	83.3%		40	bp3
Selling, general and administrative expense ratio[4]	13.5%	14.3%		(80	)bp3
Income before income taxes as a percentage of total revenue	7.3%	8.5%		(120	)bp3
Net income as a percentage of total revenue	5.0%	5.6%		(60	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets.
[2]

Benefit expense ratio = Benefit expense ÷ Premiums. Premiums for the three months ended March 31, 2013 and 2012 were $16,435.6 and $14,138.5, respectively, and are included in total operating revenue presented above.

[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Selling, general and administrative expense ÷ Total operating revenue.

Total operating revenue increased $2,396.1, or 15.8%, to $17,546.3 in 2013, resulting primarily from our acquisition of Amerigroup in December 2012. Premium rate increases in our Local Group business designed to cover overall cost trends also contributed to the increased operating revenue. In addition, other revenues generated by 1-800 CONTACTS resulted in an increase over the prior year period. These increases were partially offset by fully-insured membership declines in our Local Group business due to strategic portfolio changes in certain states, competitive pressure in certain markets and affordability challenges affecting our members and, we believe, healthcare consumers in general. Lower revenues in our Medicare Advantage business due to membership declines also partially offset the increased operating revenues.

Net investment income decreased $7.0, or 4.1%, to $162.0 in 2013, primarily due to lower investment yields in the current year.

Net realized gains on investments decreased $90.1, or 84.3%, to $16.8 in 2013, primarily due to lower realized gains resulting from sales of fixed maturity securities.

Other-than-temporary impairment losses on investments increased $27.0, or 247.7%, to $37.9, primarily due to the impairment of certain joint venture investments.

Benefit expense increased $1,976.8, or 16.8%, to $13,748.7 in 2013, primarily from our acquisition of Amerigroup and increased benefit cost trends in our Local Group businesses. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above and declines in our Medicare Advantage membership.

Our benefit expense ratio increased 40 basis points to 83.7% in 2013, primarily due to the acquisition of Amerigroup and the resulting change in the overall product mix. This increase was partially offset by the favorable impact of declines in membership in our Local Group businesses in products with higher benefit costs.

Selling, general and administrative expense increased $199.3, or 9.2%, to $2,365.0 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup and 1-800 CONTACT subsidiaries in 2013, partially offset by lower personnel costs and advertising expenses.

Our selling, general and administrative expense ratio decreased 80 basis points to 13.5% in 2013, primarily due to the growth in revenue in 2013 related to our acquisition of Amerigroup exceeding the rate of increase in selling, general and administrative expenses. The decrease was further attributable to lower personnel costs and advertising expenses.

Cost of products increased $65.0 due to the acquisition of 1-800 CONTACTS.

Other expense increased $53.6, or 31.9%, primarily due to increased interest expense resulting from higher outstanding debt balances and financing costs associated with our acquisition of Amerigroup. In addition, increased amortization of intangible assets acquired with the Amerigroup and 1-800 CONTACTS acquisitions also contributed to the increase in other expense.

Income tax expense decreased $51.4, or 11.3%, to $401.9 in 2013, primarily due to a decrease in the effective tax rate. The effective tax rates in 2013 and 2012 were 31.2% and 34.6%, respectively. The decrease in the 2013 effective tax rate resulted primarily from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate.

Our net income as a percentage of total revenue decreased 60 basis points to 5.0% in 2013 as compared to 2012 as a result of all factors discussed above.

Reportable Segments

We use operating gain to evaluate the performance of our reportable segments, which are Commercial, Consumer and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense, and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three months ended March 31, 2013 and 2012 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial, Consumer and Other segments’ summarized results of operations for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31
	2013	2012	$ Change		% Change
Commercial
Operating revenue	$8,399.5	$8,506.5	$(107.0)		(1.3)%
Operating gain	$1,107.5	$991.8	$115.7		11.7%
Operating margin	13.2%	11.7%	NA	[1]	150.0	bp

Consumer
Operating revenue	$7,195.4	$4,750.4	$2,445.0		51.5%
Operating gain	$247.5	$217.7	$29.8		13.7%
Operating margin	3.4%	4.6%	NA	[1]	(120.0	)bp

Other
Operating revenue	$1,951.4	$1,893.3	$58.1		3.1%
Operating gain	$12.6	$3.1	$9.5		306.5%

[1]	Not applicable

Commercial

Operating revenue decreased $107.0, or 1.3%, to $8,399.5 in 2013, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and affordability challenges affecting our members, and, we believe, healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group business designed to cover overall cost trends and revenues generated by 1-800 CONTACTS.

Operating gain increased $115.7, or 11.7%, to $1,107.5 in 2013, primarily due to improved results in our Local Group and National businesses. In addition, 1-800 CONTACTS contributed to the increased operating gain. The improved results in our Local Group business resulted from membership decreases in products with lower operating margins.

The operating margin in 2013 was 13.2%, a 150.0 basis point increase from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Consumer

Operating revenue increased $2,445.0, or 51.5%, to $7,195.4 in 2013, primarily due to the acquisition of Amerigroup, premium rate increases in our Individual business to cover cost trends and increased membership in our CareMore subsidiaries. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage business related to the transition toward HMO product offerings.

Operating gain increased $29.8, or 13.7%, to $247.5 in 2013, primarily due to the acquisition of Amerigroup and the transition toward HMO product offerings in our Medicare Part D business. These increases were partially offset by lower operating margins in our Individual business and the impact of the geographic expansion of our CareMore subsidiaries.

The operating margin in 2013 was 3.4%, a 120.0 basis point decrease from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Other

Operating revenue increased $58.1, or 3.1%, to $1,951.4 in 2013, primarily due to growth in our FEP business resulting from both premium rate increases designed to cover overall cost trends and increases in membership during 2013.

Operating gain increased $9.5 to $12.6 in 2013, primarily due to lower general and administrative expenses, including lower unallocated corporate expenses.

VII. Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2012 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2013, our critical accounting policies and estimates have not changed from those described in our 2012 Annual Report on Form 10-K.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 amends certain portions of Accounting Standards Codification Topic 220, Comprehensive Income, or ASC 220, to improve reporting by requiring the presentation, in one place, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, cross-reference to other disclosures that provide additional detail about those amounts is required. The adoption of ASU 2013-02 did not have an impact on our consolidated financial position, results of operations or cash flows. However, we have added certain disclosures related to the components and reclassification adjustments of accumulated other comprehensive income in Note 11, “Accumulated Other Comprehensive Income (Loss)” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There were no other new accounting pronouncements issued or that became effective during the three months ended March 31, 2013 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

Liquidity and Capital Resources

Introduction

Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our common stock and the payment of shareholder cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.

For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Liquidity

The table below outlines the change in cash and cash equivalents for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31
	2013	2012
Cash flows provided by (used in):
Operating activities	$956.9	$1,223.1
Investing activities	(1,195.6)	20.1
Financing activities	(579.1)	(1,167.0)
Effect of foreign exchange rates on cash and cash equivalents	(1.5)	1.3

(Decrease) increase in cash and cash equivalents	$(819.3)	$77.5

During the three months ended March 31, 2013, net cash flow provided by operating activities was $956.9, compared to $1,223.1 for the three months ended March 31, 2012, a decrease of $266.2. This decrease was driven primarily due to changes in the timing of government premium payments, as the first quarter of 2012 included an extra monthly payment. This decrease was partially offset by the addition of Amerigroup’s operating cash flow in 2013.

Net cash flow used in investing activities was $1,195.6 during the three months ended March 31, 2013, compared to net cash flow provided by investing activities of $20.1 for the three months ended March 31, 2012. The change in cash flow from investing activities of $1,215.7 between the two periods primarily resulted from an increase in net purchases of investments and changes in securities lending collateral.

Net cash flow used in financing activities was $579.1 during the three months ended March 31, 2013, compared to $1,167.0 for the three months ended March 31, 2012. The decrease in cash flow used in financing activities of $587.9 primarily resulted from a decrease in common stock repurchases, an increase in the net proceeds from commercial paper borrowings, changes in securities lending payable and a decrease in repayments of short-term borrowings. These changes were partially offset by an increase in repayments of long-term borrowings.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22,838.0 at March 31, 2013. Since December 31, 2012, total cash, cash equivalents and investments, including long-term investments, increased by $364.0 primarily due to cash generated from operations and changes in unrealized gains on investments, partially offset by common stock repurchases, the repayment of long-term debt, purchases of property and equipment and cash dividends paid to shareholders.

Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain accounting practices prescribed by insurance regulatory authorities, or statutory accounting practices, differ from GAAP. Changes that occur in statutory accounting practices, if any, could impact our subsidiaries’ future dividend capacity. In addition, we have agreed to certain undertakings with regulatory authorities, including requirements to maintain certain capital levels in certain of our subsidiaries.

At March 31, 2013, we held at the parent company $1,396.8 of cash and cash equivalents and investments, which is available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate a non-GAAP measure, our consolidated debt-to-capital ratio, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 37.8% and 38.6% as of March 31, 2013 and December 31, 2012, respectively. The higher than target consolidated debt-to-capital ratio at March 31, 2013 and December 31, 2012 was primarily due to the increased debt we incurred to finance our acquisition of Amerigroup, and we expect over time to return to targeted levels.

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

For additional information regarding our use of capital during the three months ended March 31, 2013, see Note 8, “Debt” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Contractual Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2012 Annual Report on Form 10-K other than the early redemption on January 25, 2013 of the outstanding principal balance of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019. See Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Risk-Based Capital

Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under this Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2012, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.

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

For a detailed discussion of our market risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at March 31, 2013, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2013 to January 31, 2013	1,091,377	$59.01	1,090,800	$1,772.5
February 1, 2013 to February 28, 2013	1,399,270	62.65	1,307,600	1,690.5
March 1, 2013 to March 31, 2013	3,098,607	63.58	3,053,100	1,496.6

	5,589,254		5,451,500

[1]

Total number of shares purchased includes 137,754 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended March 31, 2013, we repurchased 5,451,500 shares at a cost of $340.2 under the program. Our Board of Directors’ most recent authorized increase to our share repurchase program was $5,000.0 on September 29, 2011.

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

WELLPOINT, INC. Registrant

Date: April 24, 2013	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: April 24, 2013	By:	/S/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1		Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2		By-Laws of the Company, as amended effective September 12, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 14, 2012.

4.1		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	Offer Letter, by and between WellPoint, Inc., and Joseph R. Swedish, dated as of February 6, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013.

10.2	*

(s) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2013.

(t) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2013.

(u) Form of Incentive Compensation Plan Performance Share Award Agreement for 2013.

10.3	*	WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014.

10.4	*	Second Amendment to Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of April 23, 2013, incorporated by reference to Exhibit 10.16(b) to the Company’s Current Report on Form 8-K filed on April 23, 2013.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.