Form 10-Q
period 2013-06-30
WELLPOINT, INC
filed 2013-07-24
CIK 1156039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 11, 2013
Common Stock, $0.01 par value	298,960,354 shares

WellPoint, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,347.3	$2,484.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,451.1 and $16,033.1)	17,679.8	16,912.9
Equity securities (cost of $933.7 and $869.9)	1,410.1	1,212.4
Other invested assets, current	15.7	14.8
Accrued investment income	172.4	162.2
Premium and self-funded receivables	4,330.0	3,687.4
Other receivables	994.1	928.8
Income taxes receivable	101.7	228.5
Securities lending collateral	670.4	564.6
Deferred tax assets, net	356.3	243.2
Other current assets	1,823.0	1,829.0

Total current assets	28,900.8	28,268.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $466.2 and $426.0)	460.0	431.5
Equity securities (cost of $26.8 and $27.1)	30.2	30.1
Other invested assets, long-term	1,510.4	1,387.7
Property and equipment, net	1,769.5	1,738.3
Goodwill	17,488.6	17,510.5
Other intangible assets	8,988.1	9,102.8
Other noncurrent assets	464.7	486.1

Total assets	$59,612.3	$58,955.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,158.3	$6,174.5
Reserves for future policy benefits	58.8	61.3
Other policyholder liabilities	2,288.9	2,345.7

Total policy liabilities	8,506.0	8,581.5
Unearned income	823.6	896.8
Accounts payable and accrued expenses	3,286.6	3,132.5
Security trades pending payable	152.8	69.3
Securities lending payable	670.6	564.7
Short-term borrowings	350.0	250.0
Current portion of long-term debt	399.6	557.1
Other current liabilities	1,844.9	1,785.0

Total current liabilities	16,034.1	15,836.9
Long-term debt, less current portion	14,091.5	14,170.8
Reserves for future policy benefits, noncurrent	687.6	750.8
Deferred tax liabilities, net	3,320.8	3,381.0
Other noncurrent liabilities	945.8	1,013.2

Total liabilities	35,079.8	35,152.7

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 299,346,446 and 304,715,144	3.0	3.0
Additional paid-in capital	10,738.8	10,853.5
Retained earnings	13,817.9	12,647.1
Accumulated other comprehensive (loss) income	(27.2)	299.1

Total shareholders’ equity	24,532.5	23,802.7

Total liabilities and shareholders’ equity	$59,612.3	$58,955.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Premiums	$16,493.0	$14,161.0	$32,928.6	$28,299.5
Administrative fees	988.5	977.5	1,978.6	1,973.3
Other revenue	115.7	34.8	236.3	50.7

Total operating revenue	17,597.2	15,173.3	35,143.5	30,323.5
Net investment income	153.2	169.4	315.2	338.4
Net realized gains on investments	54.2	70.5	71.0	177.4
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(9.0)	(6.5)	(46.9)	(20.2)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	0.6	—	3.4

Other-than-temporary impairment losses recognized in income	(9.0)	(5.9)	(46.9)	(16.8)

Total revenues	17,795.6	15,407.3	35,482.8	30,822.5
Expenses
Benefit expense	13,832.6	12,093.1	27,581.3	23,865.0
Selling, general and administrative expense:
Selling expense	376.7	393.0	762.6	786.3
General and administrative expense	2,093.8	1,688.8	4,072.9	3,461.2

Total selling, general and administrative expense	2,470.5	2,081.8	4,835.5	4,247.5
Cost of products	62.4	6.7	127.4	6.7
Interest expense	151.9	117.6	305.4	226.7
Amortization of other intangible assets	67.7	59.5	135.6	118.2

Total expenses	16,585.1	14,358.7	32,985.2	28,464.1

Income before income tax expense	1,210.5	1,048.6	2,497.6	2,358.4
Income tax expense	410.4	405.0	812.3	858.3

Net income	$800.1	$643.6	$1,685.3	$1,500.1

Net income per share
Basic	$2.67	$1.96	$5.59	$4.53

Diluted	$2.64	$1.94	$5.53	$4.48

Dividends per share	$0.3750	$0.2875	$0.7500	$0.5750

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2013	2012	2013	2012
Net income	$800.1	$643.6	$1,685.3	$1,500.1
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(377.8)	(27.1)	(343.3)	80.2
Change in non-credit component of other-than-temporary impairment losses on investments	—	(0.4)	2.2	4.4
Change in net unrealized gains/losses on cash flow hedges	0.8	(0.2)	1.5	0.4
Change in net periodic pension and postretirement costs	7.0	6.3	13.8	13.0
Foreign currency translation adjustments	0.3	(1.4)	(0.5)	(0.7)

Other comprehensive (loss) income	(369.7)	(22.8)	(326.3)	97.3

Total comprehensive income	$430.4	$620.8	$1,359.0	$1,597.4

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In millions)	2013	2012
Operating activities
Net income	$1,685.3	$1,500.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(71.0)	(177.4)
Other-than-temporary impairment losses recognized in income	46.9	16.8
Loss on disposal of assets	2.4	1.6
Deferred income taxes	14.4	87.6
Amortization, net of accretion	389.6	313.3
Depreciation expense	50.4	47.4
Share-based compensation	63.1	71.5
Excess tax benefits from share-based compensation	(13.8)	(22.7)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(619.7)	(466.9)
Other invested assets	(9.0)	(14.4)
Other assets	27.7	(77.3)
Policy liabilities	(138.7)	(101.9)
Unearned income	(73.2)	781.3
Accounts payable and accrued expenses	(63.8)	(380.4)
Other liabilities	(15.4)	187.5
Income taxes	134.4	(3.6)
Other, net	(27.5)	(17.9)

Net cash provided by operating activities	1,382.1	1,744.6
Investing activities
Purchases of fixed maturity securities	(6,821.7)	(7,278.9)
Proceeds from fixed maturity securities:
Sales	4,462.8	5,449.4
Maturities, calls and redemptions	802.5	875.7
Purchases of equity securities	(150.6)	(186.6)
Proceeds from sales of equity securities	144.7	276.1
Purchases of other invested assets	(164.4)	(95.8)
Proceeds from sales of other invested assets	22.6	18.7
Changes in securities lending collateral	(106.0)	106.1
Purchases of subsidiaries, net of cash acquired	—	(905.3)
Purchases of property and equipment	(249.5)	(226.0)
Proceeds from sales of property and equipment	—	0.3
Other, net	(3.8)	(0.9)

Net cash used in investing activities	(2,063.4)	(1,967.2)
Financing activities
Net proceeds from (repayments of) commercial paper borrowings	351.0	(10.5)
Proceeds from long-term borrowings	—	1,722.9
Repayments of long-term borrowings	(556.9)	(451.1)
Proceeds from short-term borrowings	100.0	300.0
Repayments of short-term borrowings	—	(200.0)
Changes in securities lending payable	105.9	(106.1)
Changes in bank overdrafts	219.3	(23.9)
Repurchase and retirement of common stock	(615.5)	(1,173.6)
Cash dividends	(226.1)	(189.3)
Proceeds from issuance of common stock under employee stock plans	153.3	83.7
Excess tax benefits from share-based compensation	13.8	22.7

Net cash used in financing activities	(455.2)	(25.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.7)

Change in cash and cash equivalents	(1,137.3)	(248.5)
Cash and cash equivalents at beginning of period	2,484.6	2,201.6

Cash and cash equivalents at end of period	$1,347.3	$1,953.1

See accompanying notes.

WellPoint, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	1,685.3	—	1,685.3
Other comprehensive loss	—	—	—	—	(326.3)	(326.3)
Repurchase and retirement of common stock	(9.1)	—	(332.4)	(286.4)	—	(618.8)
Convertible debenture tax adjustment	—	—	(4.0)	—	—	(4.0)
Dividends and dividend equivalents	—	—	—	(228.1)	—	(228.1)
Issuance of common stock under employee stock plans, net of related tax benefits	3.7	—	221.7	—	—	221.7

June 30, 2013	299.3	$3.0	$10,738.8	$13,817.9	$(27.2)	$24,532.5

January 1, 2012	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	1,500.1	—	1,500.1
Other comprehensive income	—	—	—	—	97.3	97.3
Repurchase and retirement of common stock	(17.4)	(0.2)	(597.9)	(575.5)	—	(1,173.6)
Dividends and dividend equivalents	—	—	—	(191.3)	—	(191.3)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	—	123.1	—	—	123.1

June 30, 2012	325.2	$3.2	$11,204.4	$12,224.0	$212.2	$23,643.8

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2013

(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization

References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

We are one of the largest health benefits companies in the United States, serving 35.7 medical members through our affiliated health plans and approximately 68.0 individuals through all subsidiaries as of June 30, 2013. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.

We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California; the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as the BCBS licensee in 10 New York City metropolitan and surrounding counties and as the Blue Cross or BCBS licensee in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our AMERIGROUP Corporation subsidiary, or Amerigroup, we conduct business in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. Amerigroup also provided services to the state of Ohio through June 30, 2013. We also serve customers throughout the country as HealthLink, UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 have been recorded. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, including the presentation of our segment disclosures.

3.	Restructuring Activities

As a result of restructuring activities implemented during 2012 and 2011, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general and administrative expenses in the consolidated statements of income for the respective period in which they occurred.

The 2012 restructuring activities were initiated primarily as a result of personnel changes, organizational realignment to create efficiencies in our business processes and certain integration activities associated with the Amerigroup acquisition. Activity related to these liabilities for the six months ended June 30, 2013, by reportable segment, is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
2012 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2013	$60.0	$54.7	$2.9	$117.6
Payments	(22.4)	(29.4)	(1.1)	(52.9)
Liability released	(4.4)	(1.1)	(0.2)	(5.7)

Liability for employee termination costs at June 30, 2013	33.2	24.2	1.6	59.0
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2013	8.8	2.9	0.1	11.8
Payments	(4.4)	(1.5)	(0.1)	(6.0)
Liability released	(0.6)	(0.2)	—	(0.8)

Liability for lease and other contract exit costs at June 30, 2013	3.8	1.2	—	5.0

Total liability for 2012 restructuring activities at June 30, 2013	$37.0	$25.4	$1.6	$64.0

The 2011 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform. At June 30, 2013, our total liability for 2011 restructuring activities was $20.1, of which $2.9 related to employee termination costs and $17.2 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2013. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts.

4.	Investments

We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $9.0 and $5.9 for the three months ended June 30, 2013 and 2012, respectively. Other-than-temporary impairment losses recognized in income totaled $46.9 and $16.8 for the six months ended June 30, 2013 and 2012, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2013 and 2012. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at June 30, 2013 and December 31, 2012 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
			Less than 12 Months	12 Months or Greater
June 30, 2013:
Fixed maturity securities:
United States Government securities	$434.5	$4.7	$(2.9)	$—	$436.3	$—
Government sponsored securities	165.2	0.8	(1.5)	—	164.5	—
States, municipalities and political subdivisions, tax-exempt	5,995.5	234.1	(99.7)	(1.8)	6,128.1	—
Corporate securities	8,078.1	211.5	(142.2)	(9.3)	8,138.1	—
Options embedded in convertible debt securities	73.9	—	—	—	73.9	—
Residential mortgage-backed securities	2,412.1	59.6	(39.8)	(0.8)	2,431.1	—
Commercial mortgage-backed securities	419.0	12.8	(3.4)	—	428.4	—
Other debt securities	339.0	5.2	(2.9)	(1.9)	339.4	—

Total fixed maturity securities	17,917.3	528.7	(292.4)	(13.8)	18,139.8	$—

Equity securities	960.5	487.5	(7.7)	—	1,440.3

Total investments, available-for-sale	$18,877.8	$1,016.2	$(300.1)	$(13.8)	$19,580.1

December 31, 2012:
Fixed maturity securities:
United States Government securities	$330.3	$13.1	$(0.2)	$—	$343.2	$—
Government sponsored securities	153.6	2.6	—	—	156.2	—
States, municipalities and political subdivisions, tax-exempt	5,501.3	388.2	(5.7)	(1.6)	5,882.2	—
Corporate securities	7,642.0	387.0	(17.0)	(8.0)	8,004.0	(1.7)
Options embedded in convertible debt securities	67.2	—	—	—	67.2	—
Residential mortgage-backed securities	2,204.7	103.1	(1.1)	(1.9)	2,304.8	(0.4)
Commercial mortgage-backed securities	323.2	22.5	—	—	345.7	—
Other debt securities	236.8	7.6	(0.2)	(3.1)	241.1	(1.3)

Total fixed maturity securities	16,459.1	924.1	(24.2)	(14.6)	17,344.4	$(3.4)

Equity securities	897.0	358.0	(12.5)	—	1,242.5

Total investments, available-for-sale	$17,356.1	$1,282.1	$(36.7)	$(14.6)	$18,586.9

At June 30, 2013, we owned $2,859.5 of mortgage-backed securities and $316.3 of asset-backed securities out of a total available-for-sale investment portfolio of $19,580.1. These securities included sub-prime and Alt-A securities with fair values of $36.2 and $117.9, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $0.6 and $6.9, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2013:
Fixed maturity securities:
United States Government securities	32	$278.5	$(2.9)	—	$—	$—
Government sponsored securities	22	75.2	(1.5)	—	—	—
States, municipalities and political subdivisions, tax-exempt	793	2,131.0	(99.7)	22	23.6	(1.8)
Corporate securities	1,827	3,989.4	(142.2)	52	45.6	(9.3)
Residential mortgage-backed securities	560	1,239.2	(39.8)	35	14.5	(0.8)
Commercial mortgage-backed securities	40	164.5	(3.4)	3	1.4	—
Other debt securities	50	152.1	(2.9)	20	22.6	(1.9)

Total fixed maturity securities	3,324	8,029.9	(292.4)	132	107.7	(13.8)
Equity securities	686	80.9	(7.7)	—	—	—

Total fixed maturity and equity securities	4,010	$8,110.8	$(300.1)	132	$107.7	$(13.8)

December 31, 2012:
Fixed maturity securities:
United States Government securities	17	$48.5	$(0.2)	—	$—	$—
States, municipalities and political subdivisions, tax-exempt	184	420.1	(5.7)	1	46.9	(1.6)
Corporate securities	457	1,066.5	(17.0)	74	52.6	(8.0)
Residential mortgage-backed securities	79	211.0	(1.1)	44	25.5	(1.9)
Commercial mortgage-backed securities	4	10.1	—	3	4.1	—
Other debt securities	7	5.4	(0.2)	21	28.9	(3.1)

Total fixed maturity securities	748	1,761.6	(24.2)	143	158.0	(14.6)
Equity securities	961	149.6	(12.5)	—	—	—

Total fixed maturity and equity securities	1,709	$1,911.2	$(36.7)	143	$158.0	$(14.6)

The amortized cost and fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$884.5	$896.2
Due after one year through five years	4,993.9	5,125.3
Due after five years through ten years	5,181.8	5,267.4
Due after ten years	4,026.0	3,991.4
Mortgage-backed securities	2,831.1	2,859.5

Total available-for-sale fixed maturity securities	$17,917.3	$18,139.8

Proceeds from fixed maturity and equity securities and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Proceeds	$2,300.0	$3,228.4	$5,410.0	$6,601.2
Gross realized gains	71.9	98.9	178.9	255.1
Gross realized losses	(17.7)	(28.4)	(107.9)	(77.7)

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by Financial Accounting Standards Board, or FASB, guidance for fair value measurements and disclosures, are as follows:

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 is as follows:

	Level I	Level II	Level III	Total
June 30, 2013:
Assets:
Cash equivalents	$622.3	$—	$—	$622.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	436.3	—	—	436.3
Government sponsored securities	—	164.5	—	164.5
States, municipalities and political subdivisions, tax-exempt	—	6,128.1	—	6,128.1
Corporate securities	—	7,998.9	139.2	8,138.1
Options embedded in convertible debt securities	—	73.9	—	73.9
Residential mortgage-backed securities	—	2,418.5	12.6	2,431.1
Commercial mortgage-backed securities	—	428.4	—	428.4
Other debt securities	23.8	310.2	5.4	339.4

Total fixed maturity securities	460.1	17,522.5	157.2	18,139.8
Equity securities	1,222.5	182.0	35.8	1,440.3
Other invested assets, current	15.7	—	—	15.7
Securities lending collateral	350.6	319.8	—	670.4
Derivatives excluding embedded options (reported with other assets)	—	40.4	—	40.4

Total assets	$2,671.2	$18,064.7	$193.0	$20,928.9

Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(18.1)	$—	$(18.1)

Total liabilities	$—	$(18.1)	$—	$(18.1)

December 31, 2012:
Assets:
Cash equivalents	$728.3	$—	$—	$728.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	343.2	—	—	343.2
Government sponsored securities	—	156.2	—	156.2
States, municipalities and political subdivisions, tax-exempt	—	5,882.2	—	5,882.2
Corporate securities	—	7,882.9	121.1	8,004.0
Options embedded in convertible debt securities	—	67.2	—	67.2
Residential mortgage-backed securities	—	2,300.5	4.3	2,304.8
Commercial mortgage-backed securities	—	345.7	—	345.7
Other debt securities	33.8	203.4	3.9	241.1

Total fixed maturity securities	377.0	16,838.1	129.3	17,344.4
Equity securities	1,103.1	113.2	26.2	1,242.5
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	231.7	332.9	—	564.6
Derivatives excluding embedded options (reported with other assets)	—	58.6	—	58.6

Total assets	$2,454.9	$17,342.8	$155.5	$19,953.2

Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(0.1)	$—	$(0.1)

Total liabilities	$—	$(0.1)	$—	$(0.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2013 and 2012 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three Months Ended June 30, 2013:
Beginning balance at April 1, 2013	$121.3	$12.9	$—	$3.9	$23.8	$161.9
Total gains (losses):
Recognized in net income	(1.4)	—	—	—	(1.6)	(3.0)
Recognized in accumulated other comprehensive income	(2.5)	—	—	0.1	8.1	5.7
Purchases	29.3	—	—	1.6	5.5	36.4
Sales	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Settlements	(0.8)	(0.3)	—	(0.2)	—	(1.3)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	(6.7)	—	—	—	—	(6.7)

Ending balance at June 30, 2013	$139.2	$12.6	$—	$5.4	$35.8	$193.0

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2013	$(1.6)	$—	$—	$—	$(1.6)	$(3.2)

Three Months Ended June 30, 2012:
Beginning balance at April 1, 2012	$109.2	$1.4	$—	$8.7	$20.6	$139.9
Total gains (losses):
Recognized in net income	0.3	—	—	—	0.1	0.4
Recognized in accumulated other comprehensive income	(0.6)	—	—	0.1	(4.3)	(4.8)
Purchases	27.4	—	3.4	—	0.3	31.1
Sales	(3.2)	—	—	(6.6)	(0.4)	(10.2)
Issues	—	—	—	—	—	—
Settlements	(7.1)	—	—	(0.3)	—	(7.4)
Transfers into Level III	1.7	—	1.9	2.0	12.5	18.1
Transfers out of Level III	—	—	—	—	—	—

Ending balance at June 30, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1

Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2012	$—	$—	$—	$—	$—	$—

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2013 and 2012 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Six Months Ended June 30, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Total gains (losses):
Recognized in net income	(1.1)	—	—	—	(1.0)	(2.1)
Recognized in accumulated other comprehensive income	(3.1)	—	—	0.3	7.2	4.4
Purchases	38.9	—	—	1.6	5.9	46.4
Sales	—	—	—	—	(2.5)	(2.5)
Issues	—	—	—	—	—	—
Settlements	(9.9)	(1.9)	—	(0.4)	—	(12.2)
Transfers into Level III	—	13.1	—	—	—	13.1
Transfers out of Level III	(6.7)	(2.9)	—	—	—	(9.6)

Ending balance at June 30, 2013	$139.2	$12.6	$—	$5.4	$35.8	$193.0

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2013	$(1.6)	$—	$—	$—	$(3.0)	$(4.6)

Six Months Ended June 30, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.5	—	—	0.1	(0.3)	15.3
Recognized in accumulated other comprehensive income	(17.5)	—	—	0.2	(7.7)	(25.0)
Purchases	46.2	—	3.4	—	0.3	49.9
Sales	(5.1)	—	—	(6.6)	(0.4)	(12.1)
Issues	—	—	—	—	—	—
Settlements	(58.8)	—	—	(0.8)	—	(59.6)
Transfers into Level III	1.7	1.4	1.9	2.0	12.5	19.5
Transfers out of Level III	(49.4)	—	(6.3)	(50.0)	—	(105.7)

Ending balance at June 30, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1

Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2012	$—	$—	$—	$—	$(0.4)	$(0.4)

Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers into or out of Level III during the six months ended June 30, 2013. During the six months ended June 30, 2012, the transfers out of Level III of corporate securities and commercial mortgage-backed securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt securities were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.

During the three and six months ended June 30, 2013 and 2012, there were no transfers from Level I to Level II or from Level II to Level I.

There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012 we recorded the fair value of net assets acquired and resulting goodwill and other intangible assets related to our 1-800 CONTACTS acquisition using Level III inputs. Other than the assets acquired and liabilities assumed in our acquisition of 1-800 CONTACTS, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2012.

Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2013 or 2012.

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

Long-term debt – notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.

Long-term debt – convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.

A summary of the carrying values and fair values by level of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
June 30, 2013
Assets:
Other invested assets, long-term	$1,510.4	$—	$—	$1,510.4	$1,510.4
Liabilities:
Debt:
Short-term borrowings	350.0	—	350.0	—	350.0
Commercial paper	921.9	—	921.9	—	921.9
Notes	12,607.2	—	13,117.6	—	13,117.6
Convertible debentures	962.0	—	1,867.5	—	1,867.5

December 31, 2012
Assets:
Other invested assets, long-term	$1,387.7	$—	$—	$1,387.7	$1,387.7
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	570.9	—	570.9	—	570.9
Notes	13,198.9	—	14,407.1	—	14,407.1
Convertible debentures	958.1	—	1,613.4	—	1,613.4

6.	Income Taxes

During the three months ended June 30, 2013 and 2012, we recognized income tax expense of $410.4 and $405.0, respectively, which represents effective tax rates of 33.9% and 38.6%, respectively. The increase in income tax expense was due to increased income before income tax expense, partially offset by the impact of a lower effective rate in 2013. The 2013 effective tax rate includes benefits resulting from the deductibility of certain executive compensation costs previously disallowed under health care reform legislation and from continuing decreases in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of the Ormond class action lawsuit in June 2012.

During the six months ended June 30, 2013 and 2012, we recognized income tax expense of $812.3 and $858.3, respectively, which represents effective tax rates of 32.5% and 36.4%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013, partially offset by increased income before income tax expense. The 2013 effective tax rate includes benefits resulting from the deductibility of certain executive compensation costs previously disallowed under health care reform legislation and from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of the Ormond class action lawsuit in June 2012.

For additional information regarding the settlement of the Ormond class action lawsuit in June 2012, see Note 9, “Commitments and Contingencies.”

7.	Retirement Benefits

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3.7	$4.0	$1.7	$1.7
Interest cost	16.7	19.2	5.6	6.9
Expected return on assets	(33.3)	(33.6)	(5.5)	(5.3)
Recognized actuarial loss	8.5	7.6	2.8	3.7
Settlement loss	3.7	3.0	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.4)	(3.4)

Net periodic benefit (credit) cost	$(0.9)	$—	$1.2	$3.6

The components of net periodic benefit (credit) cost included in the consolidated statements of income for the six months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$7.3	$8.2	$3.4	$3.4
Interest cost	33.4	38.3	11.2	13.8
Expected return on assets	(66.6)	(67.3)	(11.0)	(10.5)
Recognized actuarial loss	17.1	15.2	5.6	7.1
Settlement loss	7.1	6.6	—	—
Amortization of prior service credit	(0.4)	(0.4)	(6.7)	(6.7)

Net periodic benefit (credit) cost	$(2.1)	$0.6	$2.5	$7.1

For the year ending December 31, 2013, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2013 and 2012.

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

We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of June 30, 2013 or at any time during the three and six months then ended.

We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2013, we had $921.9 outstanding under this program.

We have issued senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at June 30, 2013 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	538.0
Net debt carrying amount	962.0
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.2658
Effective conversion price (per $1,000 of principal amount)	$75.3815

9.	Commitments and Contingencies

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

In the Los Angeles County Superior Court, we defended a lawsuit filed by the Los Angeles City Attorney alleging the wrongful rescission of individual insurance policies and representations made concerning rescission practices and policies. The suit named WellPoint as well as Blue Cross of California, or BCC, and BC Life & Health Insurance Company, or BCL&H (which name changed to Anthem Blue Cross Life and Health Insurance Company in July 2007), both WellPoint subsidiaries. The lawsuit generally alleged unfair business practices and a purported practice of rescinding new individual members following the submission of large claims. The Los Angeles City Attorney filed an amended complaint in October 2010, adding claims of misrepresentation arising from several public statements made by the Company during 2010. The Los Angeles City Attorney requested two thousand five hundred dollars ($2,500) per alleged violation of the California Business and Professions Code. The lawsuit was recently settled for $6.0. The court entered final approval of the settlement and judgment on July 10, 2013.

We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. Argument on the renewed motions was held on April 19, 2013. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined. In 2012, we settled a separate lawsuit captioned Mary E. Ormond, et al. v. Anthem, Inc., et al., also filed as a result of the 2001 demutualization of AICI. The Ormond case involves a certified class that consists of all ESMs residing in Ohio, Indiana, Kentucky or Connecticut who received cash compensation in connection with the demutualization. On July 1, 2011, the Court held that we were entitled to judgment on all of plaintiffs’ claims except those tort claims in connection with the pricing and sizing of the Anthem, Inc. initial public offering. The parties have reached an agreement to resolve the Ormond suit. On June 15, 2012, plaintiffs filed an unopposed motion for preliminary approval of a $90.0 cash settlement, including any amounts to be awarded for attorneys’ fees and expenses and other costs to administer the settlement. As a result, during the six months ended June 30, 2012, we recorded selling, general and administrative expense of $90.0, or $0.27 per diluted share, associated with this settlement, which was non-deductible for tax purposes. The Court granted plaintiffs’ motion and entered preliminary approval of the settlement on June 18, 2012. As a result, the trial that had been set for June 18, 2012 was vacated. The cash settlement was paid on July 3, 2012 into an escrow account. A final fairness hearing on the settlement was held on October 25, 2012. On November 16, 2012, the Court granted plaintiffs’ motion and entered an amended final order approving the settlement. An award of attorneys’ fees was issued on November 20, 2012, together with a final judgment dismissing all of plaintiffs’ claims. The two appeals of the court’s final orders that were taken by objectors to the United States Court of Appeals for the Seventh Circuit have been resolved. The appeals involved challenges to (i) the amount of attorneys’ fees awarded to plaintiffs’ counsel out of the settlement fund and (ii) the provision of the Court’s order granting final approval of the settlement that requires any residual settlement funds remaining after two rounds of distributions to class members to be paid to the Eskanazi Health Foundation as a cy pres award.

We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers, and an OON surgical center. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint, which motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs then filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss most of the claims in the third amended consolidated complaint, which was granted in part and denied in part. The plaintiffs filed a fourth amended consolidated complaint on November 5, 2012. We filed a motion to dismiss most of the claims asserted in the fourth amended consolidated complaint. The plaintiffs filed a response and we filed a reply. The OON surgical center voluntarily dismissed its claims. A hearing on our motion to dismiss was held in June 2013. On July 19, 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. Fact discovery is complete. At the end of 2009, we filed a motion in the United States District Court for the Southern District of

Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011, and that court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them on July 25, 2012. The barred physicians are paying the sanctions and have appealed the Florida Court’s sanctions order to the Eleventh Circuit. Oral argument on that appeal is expected to take place in October. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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

With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $350.0 at June 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.

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

The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation, which proposed plan was filed on April 30, 2013. The state court has ordered a hearing on the proposed plan for which a date has not yet been set. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. The Supreme Court has noted possible jurisdiction over the appeal and issued a schedule for filing briefs. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.

Contractual Obligations and Commitments

We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at June 30, 2013.

During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at June 30, 2013 was $346.1 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at June 30, 2013 was $172.9 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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

A summary of the cash dividend activity for the six months ended June 30, 2013 and 2012 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	0.3750	112.7
Six Months Ended June 30, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5

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

A summary of share repurchases for the period July 1, 2013 through July 11, 2013 (subsequent to June 30, 2013) and for the six months ended June 30, 2013 and 2012 is as follows:

	July 1, 2013 Through July 11, 2013	Six Months Ended June 30
		2013	2012
Shares repurchased	0.7	9.1	17.4
Average price per share	$81.59	$67.31	$67.52
Aggregate cost	$60.8	$615.5	$1,173.6
Authorization remaining at the end of each period	$1,160.5	$1,221.3	$3,160.2

Stock Incentive Plans

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	17.8	$64.67
Granted	2.0	62.32
Exercised	(2.9)	52.51
Forfeited or expired	(1.3)	71.52

Outstanding at June 30, 2013	15.6	$66.11	3.5	$246.2

Exercisable at June 30, 2013	12.4	$66.86	2.8	$185.4

A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2013 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2013	2.6	$63.87
Granted	2.3	62.46
Vested	(0.3)	59.58
Forfeited	(0.4)	64.94

Nonvested at June 30, 2013	4.2	$63.32

Fair Value

We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2013 and 2012:

	2013	2012
Risk-free interest rate	1.25%	1.41%
Volatility factor	35.00%	34.00%
Quarterly dividend yield	0.600%	0.400%
Weighted-average expected life (years)	4.0	4.1

The following weighted-average fair values were determined for the six months ended June 30, 2013 and 2012:

	2013	2012
Options granted during the period	$14.53	$16.53

11.	Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at June 30, 2013 and 2012 is as follows:

	2013	2012
Investments:
Gross unrealized gains	$1,016.4	$1,154.1
Gross unrealized losses	(313.9)	(86.6)

Net pre-tax unrealized gains	702.5	1,067.5
Deferred tax liability	(242.2)	(373.8)

Net unrealized gains on investments	460.3	693.7
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	—	(3.4)
Deferred tax asset	—	1.2

Net unrealized non-credit component of other-than-temporary impairments on investments	—	(2.2)
Cash flow hedges:
Gross unrealized losses	(52.0)	(53.6)
Deferred tax asset	18.2	18.8

Net unrealized losses on cash flow hedges	(33.8)	(34.8)
Defined benefit pension plans:
Deferred net actuarial loss	(662.7)	(631.8)
Deferred prior service credits	3.5	4.3
Deferred tax asset	259.7	254.1

Net unrecognized periodic benefit costs for defined benefit pension plans	(399.5)	(373.4)
Postretirement benefit plans:
Deferred net actuarial loss	(185.5)	(227.3)
Deferred prior service credits	96.5	109.6
Deferred tax asset	35.0	47.7

Net unrecognized periodic benefit costs for postretirement benefit plans	(54.0)	(70.0)
Foreign currency translation adjustments:
Gross unrealized losses	(0.3)	(1.7)
Deferred tax asset	0.1	0.6

Net unrealized losses on foreign currency translation adjustments	(0.2)	(1.1)

Accumulated other comprehensive (loss) income	$(27.2)	$212.2

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $207.8 and $38.7, respectively	$(404.8)	$(69.1)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $14.5 and $22.6, respectively	27.0	42.0

Total reclassification adjustment on investments	(377.8)	(27.1)

Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $0.0 and $0.2, respectively	—	(0.4)

Cash flow hedges:
Holding gain, net of tax expense (benefit) of $0.4 and $(0.1), respectively	0.8	(0.2)

Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $4.5 and $4.3, respectively	7.0	6.3
Foreign currency translation adjustment, net of tax expense (benefit) of $0.3 and $(0.8), respectively	0.3	(1.4)

Net loss recognized in other comprehensive income (loss), net of tax benefit of $188.1 and $12.9, respectively	$(369.7)	$(22.8)

Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $205.4 and $14.3, respectively	$(375.1)	$(24.2)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $17.1 and $56.2, respectively	31.8	104.4

Total reclassification adjustment on investments	(343.3)	80.2

Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of $1.2 and $2.4, respectively	2.2	4.4

Cash flow hedges:
Holding gain, net of tax expense of $0.8 and $0.3, respectively	1.5	0.4

Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $8.9 and $8.8, respectively	13.8	13.0
Foreign currency translation adjustment, net of tax benefit of $0.2 and $0.4, respectively	(0.5)	(0.7)

Net (loss) gain recognized in other comprehensive income (loss), net of tax (benefit) expense of $(177.6) and $53.0, respectively	$(326.3)	$97.3

12.	Earnings per Share

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Denominator for basic earnings per share – weighted average shares	299.5	327.7	301.3	331.3
Effect of dilutive securities – employee and director stock options and non-vested restricted stock awards	3.7	3.5	3.2	3.8

Denominator for diluted earnings per share	303.2	331.2	304.5	335.1

During the three months ended June 30, 2013 and 2012, weighted average shares related to certain stock options of 5.3 and 10.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2013 and 2012, weighted average shares related to certain stock options of 8.4 and 10.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

During the three and six months ended June 30, 2013, shares related to the conversion feature of our Debentures were excluded from the denominator for diluted earnings per share because they were anti-dilutive.

During the six months ended June 30, 2013, we issued approximately 2.3 restricted stock units under our stock incentive plans, 0.9 of which vesting is contingent upon us meeting specified annual operating gain targets for 2013. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information

On May 20, 2013, we announced certain organizational and executive leadership changes to align with how our new Chief Executive Officer is managing the Company. Beginning with the three months ended June 30, 2013, our organizational structure is comprised of three reportable segments: Commercial and Specialty Business, Government Business and Other.

Our Commercial and Specialty Business segment includes Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial and Specialty Business segment offer fully-insured products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance; and include the operations of our 1-800 CONTACTS business.

Our Government Business segment includes Medicare and Medicaid businesses, National Government Services and services provided to the Federal Government in connection with FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs and Medicaid expansion programs. National Government Services acts as a Medicare contractor in several regions across the nation.

Our Other segment includes other businesses that do not meet the quantitative thresholds for an operating segment as defined by FASB guidance, as well as corporate expenses not allocated to the other reportable segments.

We define operating revenues to include premium income, administrative fees and other revenue. Operating revenues are derived from premiums and fees received primarily from the sale and administration of health benefit products, as well as sales of ocular products by 1-800 CONTACTS. Operating gain is calculated as total operating revenue less benefit expense; selling, general and administrative expense; and costs of products.

Financial data by reportable segment for the three and six months ended June 30, 2013 and 2012 is as follows (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended June 30, 2013:
Operating revenue from external customers	$9,757.1	$7,834.9	$5.2	$17,597.2
Operating gain (loss)	939.4	298.4	(6.1)	1,231.7
Three Months Ended June 30, 2012:
Operating revenue from external customers	$9,782.0	$5,381.8	$9.5	$15,173.3
Operating gain (loss)	869.0	132.7	(10.0)	991.7
Six Months Ended June 30, 2013:
Operating revenue from external customers	$19,569.6	$15,562.4	$11.5	$35,143.5
Operating gain (loss)	2,181.7	431.1	(13.5)	2,599.3
Six Months Ended June 30, 2012:
Operating revenue from external customers	$19,640.5	$10,665.1	$17.9	$30,323.5
Operating gain (loss)	2,010.9	212.8	(19.4)	2,204.3

A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Reportable segments operating revenues	$17,597.2	$15,173.3	$35,143.5	$30,323.5
Net investment income	153.2	169.4	315.2	338.4
Net realized gains on investments	54.2	70.5	71.0	177.4
Other-than-temporary impairment losses recognized in income	(9.0)	(5.9)	(46.9)	(16.8)

Total revenues	$17,795.6	$15,407.3	$35,482.8	$30,822.5

A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Reportable segments operating gain	$1,231.7	$991.7	$2,599.3	$2,204.3
Net investment income	153.2	169.4	315.2	338.4
Net realized gains on investments	54.2	70.5	71.0	177.4
Other-than-temporary impairment losses recognized in income	(9.0)	(5.9)	(46.9)	(16.8)
Interest expense	(151.9)	(117.6)	(305.4)	(226.7)
Amortization of other intangible assets	(67.7)	(59.5)	(135.6)	(118.2)

Income before income tax expense	$1,210.5	$1,048.6	$2,497.6	$2,358.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data or Otherwise Stated Herein)

References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.

This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012 and the MD&A included in our 2012 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2013 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2013. Also see Part I, Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Overview

On May 20, 2013, we announced certain organizational and executive leadership changes to align with how our new Chief Executive Officer is managing our operations. Beginning with the three months ended June 30, 2013, our organizational structure is comprised of three reportable segments: Commercial and Specialty Business, Government Business and Other. Prior period segment information has been reclassified to conform to the new segment reporting structure.

Our Commercial and Specialty Business segment includes Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial and Specialty Business segment offer fully-insured products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance; and include the operations of our 1-800 CONTACTS, Inc., or 1-800 CONTACTS business.

Our Government Business segment includes Medicare and Medicaid businesses, National Government Services and services provided to the Federal Government in connection with the Federal Employee Program, or FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs and Medicaid expansion programs. National Government Services acts as a Medicare contractor in several regions across the nation.

Our Other segment includes other businesses that do not meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.

For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Executive Summary

We are one of the largest health benefits companies in the United States, serving approximately 35.7 medical members through our affiliated health plans and approximately 68.0 individuals through all subsidiaries as of June 30, 2013. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our AMERIGROUP Corporation subsidiary, or Amerigroup, we conduct business in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. Amerigroup also provided services to the state of Ohio through June 30, 2013. We also serve customers throughout the country as HealthLink, UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.

Operating revenue for the three months ended June 30, 2013 was $17,597.2, an increase of $2,423.9, or 16.0%, from the three months ended June 30, 2012, reflecting higher premium revenue in our Government Business segment, partially offset by lower premium revenue in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from the acquisition of Amerigroup in December 2012 and was partially offset by lower revenues in our Medicare Advantage business primarily due to the transition toward health maintenance organization, or HMO, product offerings. The premium revenue decrease in our Commercial and Specialty Business segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends.

Operating revenue for the six months ended June 30, 2013 was $35,143.5, an increase of $4,820.0, or 15.9%, from the six months ended June 30, 2012, reflecting higher premium revenue in our Government Business segment, partially offset by lower premium revenue in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from the acquisition of Amerigroup in December 2012 and growth in our FEP business resulting from both increases in membership and premium rate increases designed to cover overall cost trends, partially offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to the transition toward HMO product offerings. The premium revenue decrease in our Commercial and Specialty Business segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends.

Net income for the three months ended June 30, 2013 was $800.1, an increase of $156.5, or 24.3%, from the three months ended June 30, 2012. This increase in net income was primarily driven by higher operating results in both our Government Business and Commercial and Specialty Business segments, partially offset by an increase in interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup. Our fully-diluted earnings per share, or EPS, was $2.64 for the three months ended June 30, 2013, which represented a 36.1% increase over the EPS of $1.94 for the three months ended June 30, 2012. The increase in EPS resulted primarily from the increase in net income and the lower number of shares outstanding in 2013 due to share buyback activity under our share repurchase program.

Net income for the six months ended June 30, 2013 was $1,685.3, an increase of $185.2, or 12.3%, from the six months ended June 30, 2012. This increase in net income was primarily driven by higher operating results in both our Government Business and Commercial and Specialty Business segments, partially offset by a decrease in net realized gains on investments and an increase in interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup. Our fully-diluted EPS was $5.53 for the six months ended June 30, 2013, which represented a 23.4% increase over the EPS of $4.48 for the six months ended June 30, 2012. The increase in EPS resulted primarily from the increase in net income and the lower number of shares outstanding in 2013 due to share buyback activity under our share repurchase program.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion within this MD&A.

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30
	2013	2012	Change	% Change
Net income	$800.1	$643.6	$156.5	24.3%
Less (net of tax):
Net realized gains on investments	35.3	45.8	(10.5)
Other-than-temporary impairment losses on investments	(5.9)	(3.8)	(2.1)
Acquisition and integration related costs	(16.3)	(5.8)	(10.5)
Litigation related costs	—	(34.0)	34.0
Tax impact of non-deductible litigation related costs	—	(32.8)	32.8

Adjusted net income	$787.0	$674.2	$112.8	16.7%

EPS	$2.64	$1.94	$0.70	36.1%
Less (net of tax):
Net realized gains on investments	0.12	0.14	(0.02)
Other-than-temporary impairment losses on investments	(0.02)	(0.02)	—
Acquisition and integration related costs	(0.05)	(0.02)	(0.03)
Litigation related costs	—	(0.10)	0.10
Tax impact of non-deductible litigation related costs	—	(0.10)	0.10
Per share rounding impact	(0.01)	—	(0.01)

Adjusted EPS	$2.60	$2.04	$0.56	27.5%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30
	2013	2012	Change	% Change
Net income	$1,685.3	$1,500.1	$185.2	12.3%
Less (net of tax):
Net realized gains on investments	46.2	115.3	(69.1)
Other-than-temporary impairment losses on investments	(30.5)	(10.9)	(19.6)
Acquisition and integration related costs	(16.3)	(7.2)	(9.1)
Litigation related costs	—	(24.0)	24.0
Tax impact of non-deductible litigation related costs	—	(41.4)	41.4

Adjusted net income	$1,685.9	$1,468.3	$217.6	14.8%

EPS	$5.53	$4.48	$1.05	23.4%
Less (net of tax):
Net realized gains on investments	0.15	0.34	(0.19)
Other-than-temporary impairment losses on investments	(0.10)	(0.03)	(0.07)
Acquisition and integration related costs	(0.05)	(0.02)	(0.03)
Litigation related costs	—	(0.07)	0.07
Tax impact of non-deductible litigation related costs	—	(0.12)	0.12
Per share rounding impact	(0.01)	—	(0.01)

Adjusted EPS	$5.54	$4.38	$1.16	26.5%

Operating cash flow for the six months ended June 30, 2013 was $1,382.1, or 0.8 times net income. Operating cash flow for the six months ended June 30, 2012 was $1,744.6. The decrease in operating cash flow from 2012 of $362.5 was driven primarily by the early receipt of premiums in the second quarter of 2012 related to government contracts and the delay in receipt of certain Medicaid revenues in 2013, partially offset by higher net income and an increase in the collection of income tax refunds in 2013.

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

For additional information regarding our use of capital during the three and six months ended June 30, 2013, see Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Membership

Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup and CareMore members as well as HealthLink and UniCare members. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2013 and 2012. Also included below is other membership by product. The medical membership and other membership information presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2013	2012	Change	% Change
Medical Membership
Customer Type
Local Group	14,454	14,612	(158)	(1.1)%
Individual	1,815	1,856	(41)	(2.2)
National:
National Accounts	6,886	7,098	(212)	(3.0)
BlueCard®	5,057	5,061	(4)	(0.1)

Total National	11,943	12,159	(216)	(1.8)
Medicare	1,467	1,516	(49)	(3.2)
Medicaid	4,451	1,888	2,563	135.8
FEP	1,536	1,516	20	1.3

Total Medical Membership by Customer Type	35,666	33,547	2,119	6.3

Funding Arrangement
Self-Funded	20,123	20,177	(54)	(0.3)
Fully-Insured	15,543	13,370	2,173	16.3

Total Medical Membership by Funding Arrangement	35,666	33,547	2,119	6.3

Reportable Segment
Commercial and Specialty Business	28,212	28,627	(415)	(1.4)
Government Business	7,454	4,920	2,534	51.5

Total Medical Membership by Reportable Segment	35,666	33,547	2,119	6.3

Other Membership & Customers
Behavioral Health Members	24,253	24,635	(382)	(1.6)
Life and Disability Members	4,736	4,865	(129)	(2.7)
Dental Members	4,917	4,900	17	0.3
Dental Administration Members	4,898	4,119	779	18.9
Vision Members	4,654	4,333	321	7.4
Medicare Advantage Part D Members	614	666	(52)	(7.8)
Medicare Part D Standalone Members	480	583	(103)	(17.7)
Retail Vision Customers	3,120	3,090	30	1.0

Medical Membership (in thousands)

For the rolling twelve months ended June 30, 2013, total medical membership increased 2,119, or 6.3%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup, partially offset by decreases in our National Accounts, Local Group, Medicare and Individual membership.

Self-funded medical membership decreased 54, or 0.3%, primarily due to pricing increases in our National Accounts business.

Fully-insured membership increased 2,173, or 16.3%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup, partially offset by membership losses in certain Local Group and Individual markets, as well as membership losses in our Medicare business, described below.

Local Group membership decreased 158, or 1.1%, primarily due to strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general.

Individual membership decreased 41, or 2.2%, primarily due to a heightened competitive environment in certain markets.

National Accounts membership decreased 212, or 3.0%, primarily driven by pricing increases in our self-funded National Accounts business.

BlueCard membership decreased 4, or 0.1%.

Medicare membership decreased 49, or 3.2%, primarily due to the transition toward HMO product offerings in our Medicare Advantage business.

Medicaid membership increased 2,563, or 135.8%, primarily due to membership acquired with the acquisition of Amerigroup.

FEP membership increased 20, or 1.3%, primarily due to favorable in-group change.

Other Membership (in thousands)

Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.

Behavioral health membership decreased 382, or 1.6%, primarily due to the overall declines in our medical membership and negative in-group change.

Life and disability membership decreased 129, or 2.7%, primarily due to the overall declines in our Commercial and Specialty Business medical membership. Life and disability products are generally offered as part of Commercial and Specialty Business medical membership sales.

Dental membership increased 17, or 0.3%, primarily due to growth from the launch of new product offerings, partially offset by declines in our Commercial and Specialty Business membership.

Dental administration membership increased 779, or 18.9%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.

Vision membership increased 321, or 7.4%, primarily due to strong sales and in-group change in our Local Group, National Accounts and Individual businesses.

Medicare Advantage Part D membership decreased 52, or 7.8%, primarily due to the transition toward HMO product offerings.

Medicare Part D standalone membership decreased 103, or 17.7%, primarily due to competitive pressure in certain markets.

Retail vision customers increased 30, or 1.0%, primarily due to increased sales as a result of our continued marketing efforts.

Cost of Care

The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2013 for our Local Group fully-insured business only.

Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that a 2013 cost of care trend estimate of 6.5% plus or minus 50 basis points is appropriate.

Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend is in the mid-single digit range and is primarily related to increases in the average cost per admission. Provider rate increases are a primary driver of unit cost trends and we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Both inpatient admission counts per thousand members and inpatient day counts per thousand members are slightly higher than prior year. The average length of stay is slightly lower than prior year. In addition to our re-contracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.

Outpatient trend is in the mid-single digit range and is 80% cost driven and 20% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions, including key areas such as emergency room, lab, radiology, sleep studies, and surgery settings. As an example, we have launched a Sleep Management Program through our American Imaging Management subsidiary in west, central and north-east states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

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

Pharmacy trend is in the low-single digit range and is 50% unit cost related and 50% utilization related. Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription, as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We believe we are taking a leading role in the area of payment reform as evidenced by the introduction of the Patient Centered Primary Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping to improve patient care while lowering costs. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.

Consolidated Results of Operations

Our consolidated summarized results of operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2013 vs. 2012			2013 vs. 2012
	2013	2012	2013	2012	$	%		$	%
Total operating revenue	$17,597.2	$15,173.3	$35,143.5	$30,323.5	$2,423.9	16.0%		$4,820.0	15.9%
Net investment income	153.2	169.4	315.2	338.4	(16.2)	(9.6)		(23.2)	(6.9)
Net realized gains on investments	54.2	70.5	71.0	177.4	(16.3)	(23.1)		(106.4)	(60.0)
Other-than-temporary impairment losses on investments	(9.0)	(5.9)	(46.9)	(16.8)	(3.1)	52.5		(30.1)	179.2

Total revenues	17,795.6	15,407.3	35,482.8	30,822.5	2,388.3	15.5		4,660.3	15.1
Benefit expense	13,832.6	12,093.1	27,581.3	23,865.0	1,739.5	14.4		3,716.3	15.6
Selling, general and administrative expense	2,470.5	2,081.8	4,835.5	4,247.5	388.7	18.7		588.0	13.8
Cost of products	62.4	6.7	127.4	6.7	55.7	831.3		120.7	1,801.5
Other expense[1]	219.6	177.1	441.0	344.9	42.5	24.0		96.1	27.9

Total expenses	16,585.1	14,358.7	32,985.2	28,464.1	2,226.4	15.5		4,521.1	15.9

Income before income tax expense	1,210.5	1,048.6	2,497.6	2,358.4	161.9	15.4		139.2	5.9
Income tax expense	410.4	405.0	812.3	858.3	5.4	1.3		(46.0)	(5.4)

Net income	$800.1	$643.6	$1,685.3	$1,500.1	$156.5	24.3		$185.2	12.3

Average diluted shares outstanding	303.2	331.2	304.5	335.1	(28.0)	(8.5)%		(30.6)	(9.1)%
Diluted net income per share	$2.64	$1.94	$5.53	$4.48	$0.70	36.1%		1.05	23.4%
Benefit expense ratio[2]	83.9%	85.4%	83.8%	84.3%		(150	)bp3		(50	)bp3
Selling, general and administrative expense ratio[4]	14.0%	13.7%	13.8%	14.0%		30	bp3		(20	)bp3
Income before income taxes as a percentage of total revenue	6.8%	6.8%	7.0%	7.7%		0	bp3		(70	)bp3
Net income as a percentage of total revenue	4.5%	4.2%	4.7%	4.9%		30	bp3		(20	)bp3

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

[1]	Includes interest expense and amortization of other intangible assets.
[2]

Benefit expense ratio = Benefit expense ÷ Premiums. Premiums for the three months ended June 30, 2013 and 2012 were $16,493.0 and $14,161.0, respectively. Premiums for the six months ended June 30, 2013 and 2012 were $32,928.6 and $28,299.5, respectively. Premiums are included in total operating revenue presented above.

[3]	bp = basis point; one hundred basis points = 1%.
[4]	Selling, general and administrative expense ratio = Selling, general and administrative expense ÷ Total operating revenue.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Total operating revenue increased $2,423.9, or 16.0%, to $17,597.2 in 2013, resulting primarily from higher premiums and, to a lesser extent, increased other revenue. The higher premiums were mainly due to increases in our Medicaid business primarily as a result of our acquisition of Amerigroup in December 2012. Premium rate increases in our Local Group business designed to cover overall cost trends also contributed to the increased premium revenue. In addition, other revenues generated by 1-800 CONTACTS resulted in an increase over the prior year period. These increases were partially offset by fully-insured membership declines in our Local Group business due to strategic portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. Additionally, lower revenues in our Medicare Advantage business due to membership declines partially offset the increased operating revenues.

Net investment income decreased $16.2, or 9.6%, to $153.2 in 2013, primarily due to lower investment yields.

Net realized gains on investments decreased $16.3, or 23.1%, to $54.2 in 2013, primarily due to lower net realized gains resulting from sales of fixed maturity securities partially offset by an increase in net realized gains resulting from sales and settlements of derivative financial instruments.

Benefit expense increased $1,739.5, or 14.4%, to $13,832.6 in 2013, primarily from our acquisition of Amerigroup and increased benefit cost trends in our Local Group businesses. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above and declines in our Medicare Advantage membership.

Our benefit expense ratio decreased 150 basis points to 83.9% in 2013, primarily due to the favorable impact of lower than anticipated medical costs in the Commercial and Specialty Business segment, retroactive rate activity in our Medicaid business, primarily in the California market, and favorable reserve development in our Medicaid business. These improvements were partially offset by the acquisition of Amerigroup which carries a higher average benefit expense ratio than our consolidated average.

Selling, general and administrative expense increased $388.7, or 18.7%, to $2,470.5 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup and 1-800 CONTACT subsidiaries in 2013. The increase was further attributable to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as increases in incentive compensation accruals as a result of our operating performance.

Our selling, general and administrative expense ratio increased 30 basis points to 14.0% in 2013, primarily due to the increased selling, general and administrative expense discussed in the preceding paragraph, partially offset by the effect of the increase in operating revenue.

Cost of products increased $55.7 due to the acquisition of 1-800-CONTACTS on June 20, 2012.

Other expense increased $42.5, or 24.0%, to $219.6, primarily due to increased interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup. In addition, increased amortization of intangible assets acquired with the Amerigroup and 1-800 CONTACTS acquisitions also contributed to the increase in other expense.

Income tax expense increased $5.4, or 1.3%, to $410.4 in 2013. The effective tax rates in 2013 and 2012 were 33.9% and 38.6%, respectively. The increase in income tax expense was due to increased income before income tax expense, partially offset by the impact of a lower effective rate in 2013. The 2013 effective tax rate includes benefits resulting from the deductibility of certain executive compensation costs previously disallowed under health care reform legislation and from continuing decreases in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012.

Our net income as a percentage of total revenue increased 30 basis points to 4.5% in 2013 as compared to 2012 as a result of all factors discussed above.

Six Months Ended June 30, 2013 Compared to the Six Month Ended June 30, 2012

Total operating revenue increased $4,820.0, or 15.9%, to $35,143.5 in 2013, resulting primarily from higher premiums and, to a lesser extent, increased other revenue. The higher premiums were mainly due to increases in our Medicaid business primarily as a result of our acquisition of Amerigroup in December 2012. Premium rate increases in our Local Group business designed to cover overall cost trends also contributed to the increased premium revenue. In addition, other revenues generated by 1-800 CONTACTS resulted in an increase over the prior year period. These increases were partially offset by fully-insured membership declines in our Local Group business due to strategic portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. Additionally, lower revenues in our Medicare Advantage business due to membership declines partially offset the increased operating revenues.

Net investment income decreased $23.2, or 6.9%, to $315.2 in 2013, primarily due to lower investment yields.

Net realized gains on investments decreased $106.4, or 60.0%, to $71.0 in 2013, primarily due to lower net realized gains resulting from sales of fixed maturity securities.

Other-than-temporary impairment losses on investments increased $30.1, or 179.2%, to $46.9, primarily due to the impairment of certain joint venture investments.

Benefit expense increased $3,716.3, or 15.6%, to $27,581.3 in 2013, primarily from our acquisition of Amerigroup, increased benefit cost trends in our Local Group businesses and an increase in membership and benefit cost trends in our FEP business. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above and declines in our Medicare Advantage membership.

Our benefit expense ratio decreased 50 basis points to 83.8% in 2013, primarily due to the favorable impact of declines in membership in our Local Group and Individual businesses in products with higher benefit costs.

Selling, general and administrative expense increased $588.0, or 13.8%, to $4,835.5 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup and 1-800 CONTACT subsidiaries in 2013. The increase was further attributable to increases in incentive compensation accruals as a result of our operating performance as well as project costs incurred in preparation for the implementation of health care reform effective in 2014.

Our selling, general and administrative expense ratio decreased 20 basis points to 13.8% in 2013, primarily due to the inclusion of Amerigroup which has a lower selling, general and administrative expense ratio than our consolidated average and the increase in operating revenue, which outpaced the increase in selling, general and administrative expense.

Cost of products increased $120.7 due to the acquisition of 1-800-CONTACTS on June 20, 2012.

Other expense increased $96.1, or 27.9%, to $441.0, primarily due to increased interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup. In addition, increased amortization of intangible assets acquired with the Amerigroup and 1-800 CONTACTS acquisitions also contributed to the increase in other expense.

Income tax expense decreased $46.0, or 5.4%, to $812.3 in 2013. The effective tax rates in 2013 and 2012 were 32.5% and 36.4%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013, partially offset by increased income before income tax expense. The 2013 effective tax rate includes benefits resulting from the deductibility allowance of certain executive compensation cost previously disallowed under health care reform legislation and from the inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012.

Our net income as a percentage of total revenue decreased 20 basis points to 4.7% in 2013 as compared to 2012 as a result of all factors discussed above.

Reportable Segments Results of Operations

We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business, Government Business and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, including reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three and six months ended June 30, 2013 and 2012 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30				Six Months Ended June 30
					2013 vs. 2012				2013 vs. 2012
	2013	2012	2013	2012	$		%		$		%
Commercial and Specialty Business
Operating revenue	$9,757.1	$9,782.0	$19,569.6	$19,640.5	$(24.9)		(0.3)%		$(70.9)		(0.4)%
Operating gain	$939.4	$869.0	$2,181.7	$2,010.9	$70.4		8.1%		$170.8		8.5%
Operating margin	9.6%	8.9%	11.1%	10.2%	NA	[1]	70	bp	NA	[1]	90	bp

Government Business
Operating revenue	$7,834.9	$5,381.8	$15,562.4	$10,665.1	$2,453.1		45.6%		$4,897.3		45.9%
Operating gain	$298.4	$132.7	$431.1	$212.8	$165.7		124.9%		$218.3		102.6%
Operating margin	3.8%	2.5%	2.8%	2.0%	NA	[1]	130	bp	NA	[1]	80	bp

Other[2]
Operating revenue	$5.2	$9.5	$11.5	17.9	$(4.3)		(45.3)%		$(6.4)		(35.8)%
Operating loss	$(6.1)	$(10.0)	$(13.5)	(19.4)	$3.9		(39.0)%		$5.9		(30.4)%

[1]	Not Applicable
[2]	Not Material

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Commercial and Specialty Business

Operating revenue decreased $24.9, or 0.3%, to $9,757.1 in 2013, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends as well as revenues generated by 1-800 CONTACTS, which we acquired on June 20, 2012.

Operating gain increased $70.4, or 8.1%, to $939.4 in 2013, primarily due to improved results in our Local Group business resulting from lower than anticipated medical costs. Operating gain was partially offset by higher selling, general and administrative expenses primarily due to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as increases in incentive compensation accruals as a result of our operating performance.

The operating margin in 2013 was 9.6%, a 70 basis point increase from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Government Business

Operating revenue increased $2,453.1, or 45.6%, to $7,834.9 in 2013, primarily due to the acquisition of Amerigroup, growth in our FEP business resulting from both increases in membership and premium rate increases designed to cover overall cost trends, increased premiums in our Medicaid business for retroactive rate changes and increased membership in our CareMore subsidiary. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to the transition toward HMO product offerings.

Operating gain increased $165.7, or 124.9%, to $298.4 in 2013, primarily due to the acquisition of Amerigroup, retroactive rate activity in our Medicaid business, primarily in California, and favorable reserve development in our Medicaid business, including Amerigroup.

The operating margin in 2013 was 3.8%, a 130 basis point increase from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Six Months Ended June 30, 2013 Compared to the Six Month Ended June 30, 2012

Commercial and Specialty Business

Operating revenue decreased $70.9, or 0.4%, to $19,569.6 in 2013, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends as well as revenues generated by 1-800 CONTACTS, which we acquired on June 20, 2012.

Operating gain increased $170.8, or 8.5%, to $2,181.7 in 2013, primarily due to improved results in our Local Group business resulting from membership decreases in products with lower operating margins and improved results in our National business. Operating gain was partially offset by higher selling, general and administrative expenses primarily due to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as increases in incentive compensation accruals as a result of operating performance.

The operating margin in 2013 was 11.1%, a 90 basis point increase over 2012, primarily due to the factors discussed in the preceding two paragraphs.

Government Business

Operating revenue increased $4,897.3, or 45.9%, to $15,562.4 in 2013, primarily due to the acquisition of Amerigroup, growth in our FEP business resulting from both increases in membership and premium rate increases as a result of overall cost trends and increased membership in our CareMore subsidiary. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to the transition toward HMO product offerings.

Operating gain increased $218.3, or 102.6%, to $431.1 in 2013, primarily due to the acquisition of Amerigroup, increased premium in our Medicaid business for retroactive rate changes and favorable reserve development in our Medicaid business, including Amerigroup.

The operating margin in 2013 was 2.8%, an 80 basis point increase over 2012, primarily due to the factors discussed in the preceding two paragraphs.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2012 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2013, our critical accounting policies and estimates have not changed from those described in our 2012 Annual Report on Form 10-K.

Medical Claims Payable

The most judgmental accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Also as discussed above, as of June 30, 2013, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2012 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2013 and 2012 and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2013	2012	2012	2011	2010
Gross medical claims payable, beginning of period	$6,174.5	$5,489.0	$5,489.0	$4,852.4	$5,450.5
Ceded medical claims payable, beginning of period	(27.2)	(16.4)	(16.4)	(32.9)	(29.9)

Net medical claims payable, beginning of period	6,147.3	5,472.6	5,472.6	4,819.5	5,420.6

Business combinations and purchase adjustments	—	—	804.4	100.9	—
Net incurred medical claims:
Current year	27,651.5	24,032.8	48,080.1	47,281.6	45,077.1
Prior years redundancies	(532.2)	(482.0)	(513.6)	(209.7)	(718.0)

Total net incurred medical claims	27,119.3	23,550.8	47,566.5	47,071.9	44,359.1

Net payments attributable to:
Current year medical claims	21,909.8	19,057.5	42,832.4	41,999.0	40,387.8
Prior years medical claims	5,233.8	4,576.2	4,863.8	4,520.7	4,572.4

Total net payments	27,143.6	23,633.7	47,696.2	46,519.7	44,960.2

Net medical claims payable, end of period	6,123.0	5,389.7	6,147.3	5,472.6	4,819.5
Ceded medical claims payable, end of period	35.3	26.2	27.2	16.4	32.9

Gross medical claims payable, end of period	$6,158.3	$5,415.9	$6,174.5	$5,489.0	$4,852.4

Current year medical claims paid as a percentage of current year net incurred medical claims	79.2%	79.3%	89.1%	88.8%	89.6%

Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	9.5%	9.7%	10.4%	4.5%	15.3%

Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.1%	1.0%	1.1%	0.5%	1.5%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2013 and 2012, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2013	2012
Assumed trend factors	$408.3	$368.2
Assumed completion factors	123.9	113.8

Total	$532.2	$482.0

The favorable development recognized in 2013 resulted primarily from trend factors in late 2012 developing more favorably than originally expected. Favorable development in the completion factors resulting from operational improvements in the latter part of 2012 also contributed to the favorability. The favorable development recognized in 2012 resulted primarily from trend factors in late 2011 developing more favorably than originally expected. Favorable development in the completion factors resulting from operational improvements in the latter part of 2011 also contributed to the favorability.

The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for 2012, 88.8% for 2011 and 89.6% for 2010. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The six month periods presented above show that as of June 30, 2013, 79.2% of current year net incurred medical claims had been paid in the period incurred, as compared to 79.3% for the same period in 2012.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six month period ended June 30, 2013, this metric was 9.5%, largely driven by favorable trend factor development at the end of the year. For the six month period ended June 30, 2012, this metric was 9.7%, reflecting the acceleration of claim processing that occurred in late 2012 which had not been fully recognized in completion factor development and trend factors at the end of the year. This metric was 10.4%, 4.5% and 15.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the six months ended June 30, 2013, this metric was 1.1%, which was calculated using the redundancy of $532.2 shown above. For the six months ended June 30, 2012, the comparable metric was 1.0%, which was calculated using the redundancy of $482.0 and which represents an estimate based on paid medical claims activity from January 1, 2012 to June 30, 2012. This metric was 1.1% for full year 2012, 0.5% for full year 2011 and 1.5% for full year 2010, and demonstrates the previously mentioned lower level of redundancies in 2012, along with the generally consistent level of reserve conservatism.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 amends certain portions of Accounting Standards Codification Topic 220, Comprehensive Income, or ASC 220, to improve reporting by requiring the presentation, in one place, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, cross-reference to other disclosures that provide additional detail about those amounts is required. The adoption of ASU 2013-02 in the first quarter of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows. However, we have added certain disclosures related to the components and reclassification adjustments of accumulated other comprehensive income in Note 11, “Accumulated Other Comprehensive Income (Loss)” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

There were no other new accounting pronouncements issued or that became effective during the six months ended June 30, 2013 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.

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

Liquidity

The table below outlines the change in cash and cash equivalents for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30
	2013	2012
Cash flows provided by (used in):
Operating activities	$1,382.1	$1,744.6
Investing activities	(2,063.4)	(1,967.2)
Financing activities	(455.2)	(25.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.7)

Decrease in cash and cash equivalents	$(1,137.3)	$(248.5)

During the six months ended June 30, 2013, net cash flow provided by operating activities was $1,382.1, compared to $1,744.6 for the six months ended June 30, 2012, a decrease of $362.5. This decrease was driven primarily by the early receipt of premiums in the second quarter of 2012 related to government contracts and the delay in receipt of certain Medicaid revenues in 2013, partially offset by higher net income and an increase in the collection of income tax refunds in 2013.

Net cash flow used in investing activities was $2,063.4 during the six months ended June 30, 2013, compared to $1,967.2 for the six months ended June 30, 2012. The increase in cash flow used in investing activities of $96.2 between the two periods primarily resulted from an increase in net purchases of investments and changes in securities lending collateral. These increases were partially offset by a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities for the six months ended June 30, 2012 included the purchase of 1-800 CONTACTS while there were no purchases of subsidiaries during the six months ended June 30, 2013.

Net cash flow used in financing activities was $455.2 during the six months ended June 30, 2013, compared to $25.2 for the six months ended June 30, 2012. The increase in cash flow used in financing activities of $430.0 primarily resulted from a decrease in net proceeds from long-term borrowings, partially offset by a decrease in common stock repurchases, an increase in net proceeds from commercial paper borrowings and changes in bank overdrafts and securities lending payable.

Financial Condition

We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22,453.5 at June 30, 2013. Since December 31, 2012, total cash, cash equivalents and investments, including long-term investments, decreased by $20.5 primarily due to common stock repurchases, changes in unrealized gains on investments, repayment of long-term debt, purchases of property and equipment and cash dividends paid to shareholders, partially offset by cash generated from operations, net proceeds from commercial paper borrowings, changes in bank overdrafts and proceeds from employee stock option exercises.

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

At June 30, 2013, we held $1,784.4 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.

We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants indicate a maximum debt-to-capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 37.7% and 38.6% as of June 30, 2013 and December 31, 2012, respectively. The higher than targeted consolidated debt-to-capital ratio at June 30, 2013 was primarily due to the increased debt we incurred to finance our acquisition of Amerigroup, and we expect in time to return to targeted levels.

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

For additional information regarding our sources and uses of capital at June 30, 2013, see Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our ability to contract with providers consistent with past practice; our ability to integrate and achieve expected synergies and operating efficiencies in the AMERIGROUP Corporation acquisition within the expected timeframe or at all, as such integration may be more difficult, time consuming or costly than expected, revenues following the transaction may be lower than expected and operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients and suppliers, may be greater than expected following the transaction; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; risks inherent in selling health care products in the consumer retail market; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party with the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings at June 30, 2013, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2013 to April 30, 2013	1,177,125	$68.37	1,176,900	$1,416.1
May 1, 2013 to May 31, 2013	725,389	75.10	722,500	1,361.9
June 1, 2013 to June 30, 2013	1,799,411	78.36	1,794,500	1,221.3

	3,701,925		3,693,900

[1]

Total number of shares purchased includes 8,025 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

[2]

Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors. During the three months ended June 30, 2013, we repurchased 3,693,900 shares at a cost of $275.3 under the program. Our Board of Directors’ most recent authorized increase to our share repurchase program was $5,000.0 on September 29, 2011.

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

WELLPOINT, INC. Registrant

Date: July 24, 2013	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 24, 2013	By:	/S/ JOHN E. GALLINA
John E. Gallina
Senior Vice President, Controller, Chief Accounting Officer and Chief Risk Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1		Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2		By-Laws of the Company, as amended effective September 12, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 14, 2012.

4.1		Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.1	*	WellPoint, Inc. Board of Directors Compensation Program, as amended effective May 15, 2013.

10.2	*	Consulting Agreement between Lenox D. Baker, Jr. and WellPoint, Inc. dated May 8, 2013.

10.3	*	Second Amendment to Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of April 23, 2013, incorporated by reference to Exhibit 10.16(b) to the Company’s Current Report on Form 8-K filed on April 23, 2013.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.