Form 10-Q
period 2013-09-30
WELLPOINT, INC
filed 2013-10-23
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
WELLPOINT, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 MONUMENT CIRCLE INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204-4903 (Zip Code)
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 10, 2013
Common Stock, $0.01 par value	295,417,144 shares

WellPoint, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,185.7	$2,484.6
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,271.6 and $16,033.1)	17,538.0	16,912.9
Equity securities (cost of $1,023.5 and $869.9)	1,484.9	1,212.4
Other invested assets, current	15.0	14.8
Accrued investment income	175.4	162.2
Premium and self-funded receivables	4,014.0	3,687.4
Other receivables	1,018.3	928.8
Income taxes receivable	152.3	228.5
Securities lending collateral	837.6	564.6
Deferred tax assets, net	367.9	243.2
Other current assets	1,807.8	1,829.0
Total current assets	29,596.9	28,268.4
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $442.6 and $426.0)	437.8	431.5
Equity securities (cost of $27.0 and $27.1)	30.3	30.1
Other invested assets, long-term	1,516.8	1,387.7
Property and equipment, net	1,806.5	1,738.3
Goodwill	17,497.6	17,510.5
Other intangible assets	8,921.6	9,102.8
Other noncurrent assets	456.0	486.1
Total assets	$60,263.5	$58,955.4

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,117.3	$6,174.5
Reserves for future policy benefits	60.2	61.3
Other policyholder liabilities	2,322.6	2,345.7
Total policy liabilities	8,500.1	8,581.5
Unearned income	939.7	896.8
Accounts payable and accrued expenses	3,301.2	3,132.5
Security trades pending payable	284.8	69.3
Securities lending payable	837.7	564.7
Short-term borrowings	350.0	250.0
Current portion of long-term debt	0.1	557.1
Other current liabilities	1,828.8	1,785.0
Total current liabilities	16,042.4	15,836.9
Long-term debt, less current portion	14,514.0	14,170.8
Reserves for future policy benefits, noncurrent	701.9	750.8
Deferred tax liabilities, net	3,322.9	3,381.0
Other noncurrent liabilities	874.2	1,013.2
Total liabilities	35,455.4	35,152.7

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding: 296,188,115 and 304,715,144	3.0	3.0
Additional paid-in capital	10,769.4	10,853.5
Retained earnings	14,040.5	12,647.1
Accumulated other comprehensive (loss) income	(4.8)	299.1
Total shareholders’ equity	24,808.1	23,802.7
Total liabilities and shareholders’ equity	$60,263.5	$58,955.4
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2013	2012	2013	2012
Revenues
Premiums	$16,580.9	$14,037.1	$49,509.5	$42,336.6
Administrative fees	1,027.8	955.6	3,006.4	2,928.9
Other revenue	124.3	141.0	360.6	191.7
Total operating revenue	17,733.0	15,133.7	52,876.5	45,457.2
Net investment income	167.6	168.6	482.8	507.0
Net realized gains on investments	95.4	54.6	166.4	232.0
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(27.1)	(3.8)	(74.0)	(24.0)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.9	—	0.9	3.4
Other-than-temporary impairment losses recognized in income	(26.2)	(3.8)	(73.1)	(20.6)
Total revenues	17,969.8	15,353.1	53,452.6	46,175.6
Expenses
Benefit expense	14,075.0	11,984.8	41,656.3	35,849.8
Selling, general and administrative expense:
Selling expense	377.3	390.2	1,139.9	1,176.5
General and administrative expense	2,202.7	1,688.4	6,275.6	5,149.6
Total selling, general and administrative expense	2,580.0	2,078.6	7,415.5	6,326.1
Cost of products	68.6	66.5	196.0	73.2
Interest expense	151.5	133.6	456.9	360.3
Amortization of other intangible assets	66.6	63.9	202.2	182.1
Loss on extinguishment of debt	145.3	—	145.3	—
Total expenses	17,087.0	14,327.4	50,072.2	42,791.5
Income before income tax expense	882.8	1,025.7	3,380.4	3,384.1
Income tax expense	226.6	334.5	1,038.9	1,192.8
Net income	$656.2	$691.2	$2,341.5	$2,191.3
Net income per share
Basic	$2.21	$2.17	$7.81	$6.70
Diluted	$2.16	$2.15	$7.69	$6.63
Dividends per share	$0.3750	$0.2875	$1.1250	$0.8625

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2013	2012	2013	2012
Net income	$656.2	$691.2	$2,341.5	$2,191.3
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	16.3	168.3	(327.0)	248.5
Change in non-credit component of other-than-temporary impairment losses on investments	(0.6)	—	1.6	4.4
Change in net unrealized gains/losses on cash flow hedges	0.7	(1.0)	2.2	(0.6)
Change in net periodic pension and postretirement costs	4.8	6.9	18.6	19.9
Foreign currency translation adjustments	1.2	0.5	0.7	(0.2)
Other comprehensive income (loss)	22.4	174.7	(303.9)	272.0
Total comprehensive income	$678.6	$865.9	$2,037.6	$2,463.3

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In millions)	2013	2012
Operating activities
Net income	$2,341.5	$2,191.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(166.4)	(232.0)
Other-than-temporary impairment losses recognized in income	73.1	20.6
Loss on extinguishment of debt	145.3	—
Loss on disposal of assets	5.1	1.6
Deferred income taxes	(12.0)	255.3
Amortization, net of accretion	592.7	474.8
Depreciation expense	78.4	72.8
Share-based compensation	103.7	123.7
Excess tax benefits from share-based compensation	(23.5)	(23.2)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(368.0)	(133.2)
Other invested assets	1.7	(26.6)
Other assets	51.6	(33.3)
Policy liabilities	(130.3)	(16.8)
Unearned income	42.9	(102.8)
Accounts payable and accrued expenses	95.9	(446.7)
Other liabilities	(78.0)	(57.5)
Income taxes	87.5	(79.5)
Other, net	(61.7)	(3.7)
Net cash provided by operating activities	2,779.5	1,984.8
Investing activities
Purchases of fixed maturity securities	(11,494.1)	(11,808.8)
Proceeds from fixed maturity securities:
Sales	8,756.4	8,433.4
Maturities, calls and redemptions	1,490.0	1,347.8
Purchases of equity securities	(574.4)	(245.1)
Proceeds from sales of equity securities	575.2	312.3
Purchases of other invested assets	(207.9)	(153.7)
Proceeds from sales of other invested assets	53.0	25.4
Changes in securities lending collateral	(273.1)	171.5
Purchases of subsidiaries, net of cash acquired	—	(992.3)
Purchases of property and equipment	(408.1)	(375.1)
Proceeds from sales of property and equipment	—	0.4
Other, net	(3.8)	(0.9)
Net cash used in investing activities	(2,086.8)	(3,285.1)
Financing activities
Net proceeds from commercial paper borrowings	224.1	30.1
Proceeds from long-term borrowings	1,250.0	4,935.2
Repayments of long-term borrowings	(1,801.9)	(1,251.2)
Proceeds from short-term borrowings	600.0	392.0
Repayments of short-term borrowings	(500.0)	(300.0)
Changes in securities lending payable	273.0	(171.5)
Changes in bank overdrafts	72.3	(94.6)
Repurchase and retirement of common stock	(1,170.4)	(1,828.8)
Cash dividends	(337.5)	(280.0)
Proceeds from issuance of common stock under employee stock plans	374.9	86.7
Excess tax benefits from share-based compensation	23.5	23.2
Net cash (used in) provided by financing activities	(992.0)	1,541.1
Effect of foreign exchange rates on cash and cash equivalents	0.4	(0.3)
Change in cash and cash equivalents	(298.9)	240.5
Cash and cash equivalents at beginning of period	2,484.6	2,201.6
Cash and cash equivalents at end of period	$2,185.7	$2,442.1
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	2,341.5	—	2,341.5
Other comprehensive loss	—	—	—	—	(303.9)	(303.9)
Repurchase and retirement of common stock	(15.6)	(0.1)	(566.2)	(607.4)	—	(1,173.7)
Convertible debenture tax adjustment	—	—	(3.3)	—	—	(3.3)
Dividends and dividend equivalents	—	—	—	(340.7)	—	(340.7)
Issuance of common stock under employee stock plans, net of related tax benefits	7.1	0.1	485.4	—	—	485.5
September 30, 2013	296.2	$3.0	$10,769.4	$14,040.5	$(4.8)	$24,808.1

January 1, 2012	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	2,191.3	—	2,191.3
Other comprehensive income	—	—	—	—	272.0	272.0
Repurchase and retirement of common stock	(28.6)	(0.3)	(986.4)	(842.1)	—	(1,828.8)
Dividends and dividend equivalents	—	—	—	(283.1)	—	(283.1)
Issuance of common stock under employee stock plans, net of related tax benefits	3.2	—	176.9	—	—	176.9
September 30, 2012	314.0	$3.1	$10,869.7	$12,556.8	$386.9	$23,816.5

See accompanying notes.

WellPoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2013
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in the United States, serving 35.5 medical members through our affiliated health plans and approximately 67.4 individuals through all subsidiaries as of September 30, 2013. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, we sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 have been recorded. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.
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
The 2012 restructuring activities were initiated primarily as a result of personnel changes, organizational realignment to create efficiencies in our business processes and certain integration activities associated with the Amerigroup acquisition. Activity related to these liabilities for the nine months ended September 30, 2013, by reportable segment, is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
2012 Restructuring Activities
Employee termination costs:
Liability for employee termination costs at January 1, 2013	$60.0	$54.7	$2.9	$117.6
Payments	(30.2)	(32.4)	(1.5)	(64.1)
Liability released	(6.1)	(1.6)	(0.2)	(7.9)
Liability for employee termination costs at September 30, 2013	23.7	20.7	1.2	45.6
Lease and other contract exit costs:
Liability for lease and other contract exit costs at January 1, 2013	8.8	2.9	0.1	11.8
Payments	(5.1)	(1.7)	(0.2)	(7.0)
Liability released	(0.6)	(0.2)	—	(0.8)
Liability for lease and other contract exit costs at September 30, 2013	3.1	1.0	(0.1)	4.0
Total liability for 2012 restructuring activities at September 30, 2013	$26.8	$21.7	$1.1	$49.6
The 2011 restructuring activities were initiated as a result of a change in strategic focus primarily in response to federal health care reform. At September 30, 2013, our total liability for 2011 restructuring activities was $18.8, of which $2.4 related to employee termination costs and $16.4 related to lease and other contract exit costs. We expect the remaining payments for employee termination costs to be substantially completed by the end of 2013. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $26.2 and $3.8 for the three months ended September 30, 2013 and 2012, respectively. Other-than-temporary impairment losses recognized in income totaled $73.1 and $20.6 for the nine months ended September 30, 2013 and 2012, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and nine months ended September 30, 2013 and 2012. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at September 30, 2013 and December 31, 2012 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
September 30, 2013:
Fixed maturity securities:
United States Government securities	$464.0	$4.1	$(1.4)	$—	$466.7	$—
Government sponsored securities	195.2	0.9	(1.5)	—	194.6	—
States, municipalities and political subdivisions, tax-exempt	6,143.2	234.9	(93.6)	(1.2)	6,283.3	—
Corporate securities	7,780.3	212.0	(109.3)	(12.4)	7,870.6	(0.1)
Options embedded in convertible debt securities	81.0	—	—	—	81.0	—
Residential mortgage-backed securities	2,198.4	52.6	(29.4)	(3.3)	2,218.3	—
Commercial mortgage-backed securities	488.1	11.3	(3.4)	—	496.0	—
Other debt securities	364.0	5.8	(3.2)	(1.3)	365.3	(0.8)
Total fixed maturity securities	17,714.2	521.6	(241.8)	(18.2)	17,975.8	$(0.9)
Equity securities	1,050.5	481.4	(16.7)	—	1,515.2
Total investments, available-for-sale	$18,764.7	$1,003.0	$(258.5)	$(18.2)	$19,491.0
December 31, 2012:
Fixed maturity securities:
United States Government securities	$330.3	$13.1	$(0.2)	$—	$343.2	$—
Government sponsored securities	153.6	2.6	—	—	156.2	—
States, municipalities and political subdivisions, tax-exempt	5,501.3	388.2	(5.7)	(1.6)	5,882.2	—
Corporate securities	7,642.0	387.0	(17.0)	(8.0)	8,004.0	(1.7)
Options embedded in convertible debt securities	67.2	—	—	—	67.2	—
Residential mortgage-backed securities	2,204.7	103.1	(1.1)	(1.9)	2,304.8	(0.4)
Commercial mortgage-backed securities	323.2	22.5	—	—	345.7	—
Other debt securities	236.8	7.6	(0.2)	(3.1)	241.1	(1.3)
Total fixed maturity securities	16,459.1	924.1	(24.2)	(14.6)	17,344.4	$(3.4)
Equity securities	897.0	358.0	(12.5)	—	1,242.5
Total investments, available-for-sale	$17,356.1	$1,282.1	$(36.7)	$(14.6)	$18,586.9
At September 30, 2013, we owned $2,714.3 of mortgage-backed securities and $341.8 of asset-backed securities out of a total available-for-sale investment portfolio of $19,491.0. These securities included sub-prime and Alt-A securities with fair values of $33.6 and $108.4, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.3 and $6.1, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
September 30, 2013:
Fixed maturity securities:
United States Government securities	24	$119.9	$(1.4)	—	$—	$—
Government sponsored securities	23	56.6	(1.5)	—	—	—
States, municipalities and political subdivisions, tax-exempt	768	1,979.3	(93.6)	22	14.3	(1.2)
Corporate securities	1,700	3,075.0	(109.3)	57	53.0	(12.4)
Residential mortgage-backed securities	434	921.9	(29.4)	54	65.8	(3.3)
Commercial mortgage-backed securities	50	216.8	(3.4)	1	0.6	—
Other debt securities	52	145.7	(3.2)	17	17.7	(1.3)
Total fixed maturity securities	3,051	6,515.2	(241.8)	151	151.4	(18.2)
Equity securities	624	194.2	(16.7)	—	—	—
Total fixed maturity and equity securities	3,675	$6,709.4	$(258.5)	151	$151.4	$(18.2)
December 31, 2012:
Fixed maturity securities:
United States Government securities	17	$48.5	$(0.2)	—	$—	$—
States, municipalities and political subdivisions, tax-exempt	184	420.1	(5.7)	1	46.9	(1.6)
Corporate securities	457	1,066.5	(17.0)	74	52.6	(8.0)
Residential mortgage-backed securities	79	211.0	(1.1)	44	25.5	(1.9)
Commercial mortgage-backed securities	4	10.1	—	3	4.1	—
Other debt securities	7	5.4	(0.2)	21	28.9	(3.1)
Total fixed maturity securities	748	1,761.6	(24.2)	143	158.0	(14.6)
Equity securities	961	149.6	(12.5)	—	—	—
Total fixed maturity and equity securities	1,709	$1,911.2	$(36.7)	143	$158.0	$(14.6)
The amortized cost and fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$429.4	$448.2
Due after one year through five years	4,704.9	4,837.6
Due after five years through ten years	5,176.7	5,272.4
Due after ten years	4,716.7	4,703.3
Mortgage-backed securities	2,686.5	2,714.3
Total available-for-sale fixed maturity securities	$17,714.2	$17,975.8

Proceeds from fixed maturity and equity securities and the related gross realized gains and gross realized losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Proceeds	$5,411.6	$3,492.3	$10,821.6	$10,093.5
Gross realized gains	160.4	109.0	339.3	364.1
Gross realized losses	(65.0)	(54.4)	(172.9)	(132.1)
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 is as follows:

	Level I	Level II	Level III	Total
September 30, 2013:
Assets:
Cash equivalents	$774.5	$—	$—	$774.5
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	466.7	—	—	466.7
Government sponsored securities	—	194.6	—	194.6
States, municipalities and political subdivisions, tax-exempt	—	6,283.3	—	6,283.3
Corporate securities	—	7,736.3	134.3	7,870.6
Options embedded in convertible debt securities	—	81.0	—	81.0
Residential mortgage-backed securities	—	2,218.3	—	2,218.3
Commercial mortgage-backed securities	—	485.7	10.3	496.0
Other debt securities	24.3	326.3	14.7	365.3
Total fixed maturity securities	491.0	17,325.5	159.3	17,975.8
Equity securities	1,303.5	174.6	37.1	1,515.2
Other invested assets, current	15.0	—	—	15.0
Securities lending collateral	424.7	412.9	—	837.6
Derivatives excluding embedded options (reported with other assets)	—	40.3	—	40.3
Total assets	$3,008.7	$17,953.3	$196.4	$21,158.4
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.6)	$—	$(20.6)
Total liabilities	$—	$(20.6)	$—	$(20.6)
December 31, 2012:
Assets:
Cash equivalents	$728.3	$—	$—	$728.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	343.2	—	—	343.2
Government sponsored securities	—	156.2	—	156.2
States, municipalities and political subdivisions, tax-exempt	—	5,882.2	—	5,882.2
Corporate securities	—	7,882.9	121.1	8,004.0
Options embedded in convertible debt securities	—	67.2	—	67.2
Residential mortgage-backed securities	—	2,300.5	4.3	2,304.8
Commercial mortgage-backed securities	—	345.7	—	345.7
Other debt securities	33.8	203.4	3.9	241.1
Total fixed maturity securities	377.0	16,838.1	129.3	17,344.4
Equity securities	1,103.1	113.2	26.2	1,242.5
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	231.7	332.9	—	564.6
Derivatives excluding embedded options (reported with other assets)	—	58.6	—	58.6
Total assets	$2,454.9	$17,342.8	$155.5	$19,953.2
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(0.1)	$—	$(0.1)
Total liabilities	$—	$(0.1)	$—	$(0.1)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended September 30, 2013 and 2012 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Three Months Ended September 30, 2013:
Beginning balance at July 1, 2013	$139.2	$12.6	$—	$5.4	$35.8	$193.0
Total gains (losses):
Recognized in net income	(14.9)	—	—	(0.1)	—	(15.0)
Recognized in accumulated other comprehensive income	4.9	—	—	0.1	(2.4)	2.6
Purchases	6.4	—	—	—	3.7	10.1
Sales	(1.6)	—	—	—	—	(1.6)
Issuances	—	—	—	—	—	—
Settlements	(2.7)	—	(2.3)	(0.2)	—	(5.2)
Transfers into Level III	3.0	—	12.6	9.8	—	25.4
Transfers out of Level III	—	(12.6)	—	(0.3)	—	(12.9)
Ending balance at September 30, 2013	$134.3	$—	$10.3	$14.7	$37.1	$196.4
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2013	$(14.9)	$—	$—	$(0.1)	$—	$(15.0)
Three Months Ended September 30, 2012:
Beginning balance at July 1, 2012	$127.7	$1.4	$5.3	$3.9	$28.8	$167.1
Total gains (losses):
Recognized in net income	(0.2)	—	—	—	(0.2)	(0.4)
Recognized in accumulated other comprehensive income	2.0	—	0.1	0.6	(5.5)	(2.8)
Purchases	15.6	—	—	—	4.2	19.8
Sales	(21.2)	—	—	—	—	(21.2)
Issuances	—	—	—	—	—	—
Settlements	(5.7)	—	(0.1)	(0.2)	—	(6.0)
Transfers into Level III	—	—	—	10.0	—	10.0
Transfers out of Level III	(5.8)	—	—	—	—	(5.8)
Ending balance at September 30, 2012	$112.4	$1.4	$5.3	$14.3	$27.3	$160.7
Change in unrealized losses included in net income related to assets still held for the three months ended September 30, 2012	$—	$—	$—	$—	$(0.2)	$(0.2)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the nine months ended September 30, 2013 and 2012 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Nine Months Ended September 30, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Total gains (losses):
Recognized in net income	(16.0)	—	—	(0.1)	(1.0)	(17.1)
Recognized in accumulated other comprehensive income	1.8	—	—	0.4	4.8	7.0
Purchases	45.3	—	—	1.6	9.6	56.5
Sales	(1.6)	—	—	—	(2.5)	(4.1)
Issuances	—	—	—	—	—	—
Settlements	(12.6)	(1.9)	(2.3)	(0.6)	—	(17.4)
Transfers into Level III	3.0	13.1	12.6	9.8	—	38.5
Transfers out of Level III	(6.7)	(15.5)	—	(0.3)	—	(22.5)
Ending balance at September 30, 2013	$134.3	$—	$10.3	$14.7	$37.1	$196.4
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2013	$(16.5)	$—	$—	$(0.1)	$(3.0)	$(19.6)
Nine Months Ended September 30, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.3	—	—	0.1	(0.5)	14.9
Recognized in accumulated other comprehensive income	(15.5)	—	0.1	0.8	(13.2)	(27.8)
Purchases	61.8	—	3.4	—	4.5	69.7
Sales	(26.3)	—	—	(6.6)	(0.4)	(33.3)
Issuances	—	—	—	—	—	—
Settlements	(64.5)	—	(0.1)	(1.0)	—	(65.6)
Transfers into Level III	1.7	1.4	1.9	12.0	12.5	29.5
Transfers out of Level III	(55.2)	—	(6.3)	(50.0)	—	(111.5)
Ending balance at September 30, 2012	$112.4	$1.4	$5.3	$14.3	$27.3	$160.7
Change in unrealized losses included in net income related to assets still held for the nine months ended September 30, 2012	$—	$—	$—	$—	$(0.6)	$(0.6)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers into or out of Level III during the nine months ended September 30, 2013 and no material transfers into Level III during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the transfers out of Level III of corporate securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt securities were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.
During the three and nine months ended September 30, 2013 and 2012, there were no transfers from Level I to Level II or from Level II to Level I.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012 we recorded the fair value of net assets acquired and resulting goodwill and other intangible assets related to our 1-800 CONTACTS acquisition using Level III inputs. Other than the assets acquired and liabilities assumed in our acquisition of 1-800 CONTACTS, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and nine months ended September 30, 2013 or 2012.
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

A summary of the carrying values and fair values by level of financial instruments not recorded at fair value on our consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
September 30, 2013
Assets:
Other invested assets, long-term	$1,516.8	$—	$—	$1,516.8	$1,516.8
Liabilities:
Debt:
Short-term borrowings	350.0	—	350.0	—	350.0
Commercial paper	794.9	—	794.9	—	794.9
Notes	12,755.1	—	13,071.5	—	13,071.5
Convertible debentures	964.0	—	1,909.7	—	1,909.7
December 31, 2012
Assets:
Other invested assets, long-term	$1,387.7	$—	$—	$1,387.7	$1,387.7
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	570.9	—	570.9	—	570.9
Notes	13,198.9	—	14,407.1	—	14,407.1
Convertible debentures	958.1	—	1,613.4	—	1,613.4

6.	Income Taxes
During the three months ended September 30, 2013 and 2012, we recognized income tax expense of $226.6 and $334.5, respectively, which represents effective tax rates of 25.7% and 32.6%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013 as well as decreased income before income tax expense. The 2013 effective tax rate includes benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition. The 2012 effective tax rate reflects a benefit from the settlement with the Internal Revenue Service, or IRS, of a portion of our open tax issues related to taxes at certain of our acquired companies incurred prior to our acquisition of these companies. This benefit was partially offset by an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with some of our state net operating loss carryforwards.
During the nine months ended September 30, 2013 and 2012, we recognized income tax expense of $1,038.9 and $1,192.8, respectively, which represents effective tax rates of 30.7% and 35.2%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013. The 2013 effective tax rate includes benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition and from inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012 and the increase in our state deferred tax asset valuation allowance. This was partially offset by the settlement with the IRS of a portion of our open tax issues related to certain of our acquired companies.

7.	Retirement Benefits
The components of net periodic benefit (credit) cost included in the consolidated statements of income for the three months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3.5	$4.1	$1.6	$1.7
Interest cost	17.2	19.1	5.6	6.8
Expected return on assets	(33.2)	(33.7)	(5.5)	(5.2)
Recognized actuarial loss	6.1	7.6	2.8	3.5
Settlement loss	2.6	4.0	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.3)	(3.3)
Net periodic benefit (credit) cost	$(4.0)	$0.9	$1.2	$3.5
The components of net periodic benefit (credit) cost included in the consolidated statements of income for the nine months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$10.8	$12.3	$5.0	$5.1
Interest cost	50.6	57.4	16.8	20.6
Expected return on assets	(99.8)	(101.0)	(16.5)	(15.7)
Recognized actuarial loss	23.2	22.8	8.4	10.6
Settlement loss	9.7	10.6	—	—
Amortization of prior service credit	(0.6)	(0.6)	(10.0)	(10.0)
Net periodic benefit (credit) cost	$(6.1)	$1.5	$3.7	$10.6
For the year ending December 31, 2013, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. Contributions of $34.8 and $30.9 were made to our retirement benefit plans during the nine months ended September 30, 2013 and 2012, respectively.

8.	Debt

The carrying value of long-term debt as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
Senior unsecured notes:
6.000%, face amount of $400.0, due 2014	$—	$399.8
5.000%, face amount of $500.0, due 2014	527.6	535.9
1.250%, face amount of $625.0, due 2015	624.8	624.8
5.250%, face amount of $1,100.0, due 2016	1,109.6	1,114.0
2.375%, face amount of $400.0, due 2017	399.3	401.5
5.875%, face amount of $700.0, due 2017	545.0	697.4
1.875%, face amount of $625.0, due 2018	612.7	625.2
2.300%, face amount of $650.0, due 2018	647.3	—
7.500%, face amount of $475.0, due 2019	—	556.9
7.000%, face amount of $600.0, due 2019	452.8	599.3
4.350%, face amount of $700.0, due 2020	690.8	701.0
3.700%, face amount of $700.0, due 2021	699.3	699.3
3.125%, face amount of $850.0, due 2022	846.2	845.9
3.300%, face amount of $1,000.0, due 2023	996.9	996.7
5.950%, face amount of $500.0, due 2034	447.3	498.8
5.850%, face amount of $900.0, due 2036	775.6	895.7
6.375%, face amount of $800.0, due 2037	651.4	796.7
5.800%, face amount of $300.0, due 2040	216.2	296.8
4.625%, face amount of $900.0, due 2042	893.8	893.7
4.650%, face amount of $1,000.0, due 2043	994.3	994.2
5.100%, face amount of $600.0, due 2044	599.2	—
Senior convertible debentures:
2.750%, face amount of $1,500.0, due 2042	964.0	958.1
Surplus notes:
9.000%, face amount of $25.1, due 2027	25.0	25.0
Variable rate debt:
Commercial paper program	794.9	570.9
Capital leases	0.1	0.3
Total long-term debt	14,514.1	14,727.9
Current portion of long-term debt	(0.1)	(557.1)
Long-term debt, less current portion	$14,514.0	$14,170.8
On September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest up to but not including the redemption date, for cash totaling $411.0. We recognized a loss on extinguishment of debt of $10.0 for the redemption of these notes.
On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase up to $300.0 aggregate principal amount of our outstanding 5.875% Notes due 2017 and 7.000% Notes due 2019 (the “First Tranche Offer”) and to purchase up to $300.0 aggregate principal amount of our outstanding 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037 and 5.800% Notes due 2040 (the “Second Tranche Offer”), collectively, the “Tender Offers”. The Tender Offers were each subject to increase up to an additional $100.0 at our election. On August 12, 2013, we increased the Second Tranche Offer to $400.0 and on August 13, 2013 we repurchased $300.0 of the First Tranche Notes and $400.0 of the Second Tranche Notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest up to but not including the early tender offer settlement date. We recognized a loss on extinguishment of debt of $135.3 for the repurchase of these notes.

On July 30, 2013, we issued $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 6.000% senior unsecured notes and the Tender Offers, discussed above, and intend to use the remaining net proceeds from the offerings for general corporate purposes. Interest on the notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows the trustee or the holders of 25% of the principal amount of the notes to require us to repurchase the notes if an event of default occurs under the Indenture and has not been cured.
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
We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of September 30, 2013 or at any time during the three and nine months then ended.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At September 30, 2013, we had $794.9 outstanding under this program.
We have issued senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the FASB cash conversion guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at September 30, 2013 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	536.0
Net debt carrying amount	964.0
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.2790
Effective conversion price (per $1,000 of principal amount)	$75.3065

9.	Commitments and Contingencies
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. Argument on the renewed motions was held on April 19, 2013. On August 19, 2013, the court denied plaintiffs' motion for summary judgment. The court deferred a final ruling on our motion for summary judgment, instead requesting supplemental argument which is scheduled to occur on November 7, 2013. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers. In the consolidated complaint, the plaintiffs allege that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by relying on databases provided by Ingenix in determining OON reimbursement. A consolidated amended complaint was filed to add allegations in the lawsuit that OON reimbursement was calculated improperly by methodologies other than the Ingenix databases. We filed a motion to dismiss the amended consolidated complaint, which motion was granted in part and denied in part. The court gave the plaintiffs permission to replead many of those claims that were dismissed. The plaintiffs then filed a third amended consolidated complaint repleading some of the claims that had been dismissed without prejudice and adding additional statements in an attempt to bolster other claims. We filed a motion to dismiss most of the claims in the third amended consolidated complaint, which was granted in part and denied in part. The plaintiffs then filed a fourth amended consolidated complaint and we filed a motion to dismiss most of the claims asserted in the fourth amended consolidated complaint. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff. Fact discovery is complete. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011. The Florida Court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them in July 2012. The barred physicians are paying the sanctions and have appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. Oral argument on that appeal is scheduled for October 2013. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $350.0 at September 30, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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
The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation, which proposed plan was filed on April 30, 2013. The state court has ordered a hearing on the proposed plan for which a date has not yet been set. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. The Supreme Court has probable jurisdiction over the appeal and issued a schedule for filing briefs. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at September 30, 2013.
During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at September 30, 2013 was $296.7 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at September 30, 2013 was $157.1 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

10.	Capital Stock
Use of Capital – Dividends and Stock Repurchase Program
We regularly review the appropriate use of capital, including common stock repurchases, repurchases of debt and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt securities are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.
A summary of the cash dividend activity for the nine months ended September 30, 2013 and 2012 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Nine Months Ended September 30, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	0.3750	112.7
July 23, 2013	September 10, 2013	September 25, 2013	0.3750	111.4

Nine Months Ended September 30, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5
July 24, 2012	September 10, 2012	September 25, 2012	0.2875	90.7
Under our Board of Directors’ authorization, we maintain a common stock repurchase program. On September 25, 2013, the Board of Directors authorized a $3,500.0 increase to the common stock repurchase program. Repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases are effected from time to time in the open market, through negotiated transactions, including options and accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our common stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares under the program when we believe it is a prudent use of capital. The excess cost of repurchased shares over par value is charged on a pro rata basis to additional paid-in capital and retained earnings.

A summary of share repurchases for the period October 1, 2013 through October 10, 2013 (subsequent to September 30, 2013) and for the nine months ended September 30, 2013 and 2012 is as follows:

	October 1, 2013 Through October 10, 2013	Nine Months Ended September 30
		2013	2012
Shares repurchased	0.9	15.6	28.6
Average price per share	$85.28	$74.86	$63.85
Aggregate cost	$72.7	$1,170.4	$1,828.8
Authorization remaining at the end of each period	$4,093.8	$4,166.5	$2,504.9
Stock Incentive Plans
A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	17.8	$64.67
Granted	2.0	62.37
Exercised	(6.2)	60.28
Forfeited or expired	(1.3)	70.88
Outstanding at September 30, 2013	12.3	$65.85	3.4	$217.5
Exercisable at September 30, 2013	9.7	$66.54	2.8	$166.5
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the nine months ended September 30, 2013 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2013	2.6	$63.87
Granted	2.4	62.69
Vested	(0.4)	59.64
Forfeited	(0.5)	64.61
Nonvested at September 30, 2013	4.1	$63.50
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.
The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2013 and 2012:

	2013	2012
Risk-free interest rate	1.25%	1.41%
Volatility factor	35.00%	34.00%
Quarterly dividend yield	0.600%	0.400%
Weighted-average expected life (years)	4.0	4.1

The following weighted-average fair values were determined for the nine months ended September 30, 2013 and 2012:

	2013	2012
Options granted during the period	$14.60	$16.51

11.	Accumulated Other Comprehensive Income (Loss)
A reconciliation of the components of accumulated other comprehensive income (loss) at September 30, 2013 and 2012 is as follows:

	2013	2012
Investments:
Gross unrealized gains	$1,003.0	$1,373.9
Gross unrealized losses	(276.7)	(46.7)
Net pre-tax unrealized gains	726.3	1,327.2
Deferred tax liability	(249.7)	(465.0)
Net unrealized gains on investments	476.6	862.2
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(0.9)	(3.4)
Deferred tax asset	0.3	1.2
Net unrealized non-credit component of other-than-temporary impairments on investments	(0.6)	(2.2)
Cash flow hedges:
Gross unrealized losses	(50.8)	(55.4)
Deferred tax asset	17.8	19.4
Net unrealized losses on cash flow hedges	(33.0)	(36.0)
Defined benefit pension plans:
Deferred net actuarial loss	(654.0)	(620.3)
Deferred prior service credits	3.3	4.1
Deferred tax asset	256.4	249.6
Net unrecognized periodic benefit costs for defined benefit pension plans	(394.3)	(366.6)
Postretirement benefit plans:
Deferred net actuarial loss	(182.7)	(224.0)
Deferred prior service credits	93.2	106.5
Deferred tax asset	35.2	47.6
Net unrecognized periodic benefit costs for postretirement benefit plans	(54.3)	(69.9)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	1.3	(0.9)
Deferred tax (liability) asset	(0.5)	0.3
Net unrealized gains (losses) on foreign currency translation adjustments	0.8	(0.6)
Accumulated other comprehensive (loss) income	$(4.8)	$386.9

Other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax (benefit) expense of $(9.4) and $73.4, respectively	$(15.0)	$135.3
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $16.9 and $17.8, respectively	31.3	33.0
Total reclassification adjustment on investments	16.3	168.3
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $0.3 and $0.0, respectively	(0.6)	—
Cash flow hedges:
Holding gain (loss), net of tax expense (benefit) of $0.4 and $(0.6), respectively	0.7	(1.0)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $3.2 and $4.7, respectively	4.8	6.9
Foreign currency translation adjustment, net of tax expense of $0.6 and $0.3, respectively	1.2	0.5
Net gain recognized in other comprehensive income (loss), net of tax expense of $11.4 and $95.6, respectively	$22.4	$174.7
Other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Investments:
Net holding (loss) gain on investment securities arising during the period, net of tax (benefit) expense of $(213.6) and $59.1, respectively	$(390.1)	$111.1
Reclassification adjustment for net realized gain on investment securities, net of tax expense of $34.0 and $74.0, respectively	63.1	137.4
Total reclassification adjustment on investments	(327.0)	248.5
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of $0.9 and $2.4, respectively	1.6	4.4
Cash flow hedges:
Holding gain (loss), net of tax expense (benefit) of $1.2 and $(0.3), respectively	2.2	(0.6)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of $12.1 and $13.5, respectively	18.6	19.9
Foreign currency translation adjustment, net of tax expense (benefit) of $0.4 and $(0.1), respectively	0.7	(0.2)
Net (loss) gain recognized in other comprehensive income (loss), net of tax (benefit) expense of $(165.0) and $148.6, respectively	$(303.9)	$272.0

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Denominator for basic earnings per share – weighted average shares	297.4	318.9	300.0	327.2
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	7.1	3.0	4.5	3.5
Denominator for diluted earnings per share	304.5	321.9	304.5	330.7
During the three months ended September 30, 2013 and 2012, weighted average shares related to certain stock options of 0.1 and 14.8, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the nine months ended September 30, 2013 and 2012, weighted average shares related to certain stock options of 5.6 and 11.9, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the nine months ended September 30, 2013, we issued approximately 2.4 restricted stock units under our stock incentive plans, 0.9 of which vesting is contingent upon us meeting specified annual operating gain targets for 2013. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

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

Financial data by reportable segment for the three and nine months ended September 30, 2013 and 2012 is as follows (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended September 30, 2013:
Operating revenue from external customers	$9,789.1	$7,931.1	$12.8	$17,733.0
Operating gain (loss)	688.2	326.5	(5.3)	1,009.4
Three Months Ended September 30, 2012:
Operating revenue from external customers	$9,751.2	$5,374.1	$8.4	$15,133.7
Operating gain (loss)	852.3	169.0	(17.5)	1,003.8
Nine Months Ended September 30, 2013:
Operating revenue from external customers	$29,358.7	$23,493.5	$24.3	$52,876.5
Operating gain (loss)	2,869.9	757.6	(18.8)	3,608.7
Nine Months Ended September 30, 2012:
Operating revenue from external customers	$29,391.7	$16,039.2	$26.3	$45,457.2
Operating gain (loss)	2,863.2	381.8	(36.9)	3,208.1
A reconciliation of reportable segments operating revenues to total revenues reported in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Reportable segments operating revenues	$17,733.0	$15,133.7	$52,876.5	$45,457.2
Net investment income	167.6	168.6	482.8	507.0
Net realized gains on investments	95.4	54.6	166.4	232.0
Other-than-temporary impairment losses recognized in income	(26.2)	(3.8)	(73.1)	(20.6)
Total revenues	$17,969.8	$15,353.1	$53,452.6	$46,175.6
A reconciliation of reportable segments operating gain to income before income tax expense included in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Reportable segments operating gain	$1,009.4	$1,003.8	$3,608.7	$3,208.1
Net investment income	167.6	168.6	482.8	507.0
Net realized gains on investments	95.4	54.6	166.4	232.0
Other-than-temporary impairment losses recognized in income	(26.2)	(3.8)	(73.1)	(20.6)
Interest expense	(151.5)	(133.6)	(456.9)	(360.3)
Loss on extinguishment of debt	(145.3)	—	(145.3)	—
Amortization of other intangible assets	(66.6)	(63.9)	(202.2)	(182.1)
Income before income tax expense	$882.8	$1,025.7	$3,380.4	$3,384.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012 and the MD&A included in our 2012 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and nine months ended September 30, 2013 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2013. Also see Part I, Item 1A, “Risk Factors” of our 2012 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively “Health Care Reform”) has changed and will continue to make broad-based changes to the U.S. health care system which could impact the U.S. economy and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new business opportunities, but also with new financial and regulatory challenges. We will continue to evaluate the impact of Health Care Reform as new regulations are implemented and additional guidance becomes available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.
For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in the United States, serving approximately 35.5 medical members through our affiliated health plans and approximately 67.4 individuals through all subsidiaries as of September 30, 2013. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS,

licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). Through our AMERIGROUP Corporation subsidiary, or Amerigroup, we conduct business in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, Tennessee, Texas and Washington. Amerigroup also provided services to the state of Ohio through June 30, 2013. We also serve customers throughout the country as HealthLink, UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sell contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS business.
Operating revenue for the three months ended September 30, 2013 was $17,733.0, an increase of $2,599.3, or 17.2%, from the three months ended September 30, 2012, reflecting higher premium revenue in both our Government Business segment and our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from the acquisition of Amerigroup in December 2012 and was partially offset by lower revenues in our non-CareMore Medicare Advantage business primarily due to membership losses as a result of our product repositioning strategy toward health maintenance organization, or HMO, product offerings. The higher premium revenue in our Commercial and Specialty Business segment was driven primarily by premium rate increases in our Local Group, FEP, Individual and National businesses designed to cover overall cost trends, partially offset by fully-insured membership declines in our Local Group and Individual businesses resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general.
Operating revenue for the nine months ended September 30, 2013 was $52,876.5, an increase of $7,419.3, or 16.3%, from the nine months ended September 30, 2012, reflecting higher premium revenue in our Government Business segment, partially offset by lower premium revenue in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from the acquisition of Amerigroup in December 2012, growth in our FEP business resulting from both premium rate increases designed to cover overall cost trends and increases in membership as well as increased membership in our CareMore subsidiary. These increases were partially offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership losses as a result of our product repositioning strategy toward HMO product offerings. The premium revenue decrease in our Commercial and Specialty Business segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by rate increases in our Local Group, Individual and National businesses designed to cover overall cost trends as well as revenues generated by 1-800-CONTACTS, which we acquired on June 20, 2012.
Net income for the three months ended September 30, 2013 was $656.2, a decrease of $35.0, or 5.1%, from the three months ended September 30, 2012. This decrease in net income was primarily driven by lower operating results in our Commercial and Specialty Business segment primarily attributable to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as realized losses on extinguishment of debt, partially offset by higher operating results in our Government Business segment and lower income tax expense. Our fully-diluted earnings per share, or EPS, was $2.16 for the three months ended September 30, 2013, which represented a 0.5% increase over the EPS of $2.15 for the three months ended September 30, 2012. The increase in EPS resulted primarily from the lower number of shares outstanding in 2013 due to share buyback activity under our share repurchase program, partially offset by the decrease in net income.
Net income for the nine months ended September 30, 2013 was $2,341.5, an increase of $150.2, or 6.9%, from the nine months ended September 30, 2012. This increase in net income was primarily driven by higher operating results in both our Government Business and Commercial and Specialty Business segments and lower income tax expense, partially offset by project costs incurred in preparation for the implementation of health care reform effective in 2014, realized losses on extinguishment of debt, an increase in interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup and a decrease in net realized gains on investments. Our fully-diluted EPS was $7.69 for the nine months ended September 30, 2013, which represented a 16.0% increase over the EPS of $6.63 for the nine months ended September 30, 2012. The increase in EPS resulted primarily from the lower number of shares outstanding in 2013 due to share buyback activity under our share repurchase program and the increase in net income.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary impairment losses on investments recognized in income and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and for forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion within this MD&A.
The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30
	2013	2012	Change	% Change
Net income	$656.2	$691.2	$(35.0)	(5.1)%
Less (net of tax):
Net realized gains on investments	62.0	35.5	26.5
Other-than-temporary impairment losses on investments	(17.0)	(2.5)	(14.5)
Loss on extinguishment of debt	(94.4)	—	(94.4)
Tax benefit from favorable tax election	65.0	—	65.0
Acquisition and integration related costs	—	(13.9)	13.9
Adjusted net income	$640.6	$672.1	$(31.5)	(4.7)%

EPS	$2.16	$2.15	$0.01	0.5%
Less (net of tax):
Net realized gains on investments	0.20	0.11	0.09
Other-than-temporary impairment losses on investments	(0.05)	(0.01)	(0.04)
Loss on extinguishment of debt	(0.31)	—	(0.31)
Tax benefit from favorable tax election	0.21	—	0.21
Acquisition and integration related costs	—	(0.04)	0.04
Per share rounding impact	0.01	—	0.01
Adjusted EPS	$2.10	$2.09	$0.01	0.5%

The table below reconciles net income and EPS calculated in accordance with GAAP to adjusted net income and adjusted EPS for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30
	2013	2012	Change	% Change
Net income	$2,341.5	$2,191.3	$150.2	6.9%
Less (net of tax):
Net realized gains on investments	108.2	150.8	(42.6)
Other-than-temporary impairment losses on investments	(47.5)	(13.4)	(34.1)
Loss on extinguishment of debt	(94.4)	—	(94.4)
Tax benefit from favorable tax election	65.0	—	65.0
Acquisition and integration related costs	(16.3)	(21.1)	4.8
Litigation related costs	—	(24.0)	24.0
Tax impact of non-deductible litigation related costs	—	(41.4)	41.4
Adjusted net income	$2,326.5	$2,140.4	$186.1	8.7%

EPS	$7.69	$6.63	$1.06	16.0%
Less (net of tax):
Net realized gains on investments	0.36	0.46	(0.10)
Other-than-temporary impairment losses on investments	(0.16)	(0.04)	(0.12)
Loss on extinguishment of debt	(0.31)	—	(0.31)
Tax benefit from favorable tax election	0.21	—	0.21
Acquisition and integration related costs	(0.05)	(0.06)	0.01
Litigation related costs	—	(0.07)	0.07
Tax impact of non-deductible litigation related costs	—	(0.13)	0.13
Adjusted EPS	$7.64	$6.47	$1.17	18.1%
Operating cash flow for the nine months ended September 30, 2013 was $2,779.5, or 1.2 times net income. Operating cash flow for the nine months ended September 30, 2012 was $1,984.8. The increase in operating cash flow from 2012 of $794.7 was driven primarily by higher net income in 2013, lower payments in 2013 for litigation, incentive compensation and minimum medical loss rebates and an increase in the collection of income tax refunds in 2013.
Sources and Uses of Capital
We regularly review the appropriate use of capital, including common stock repurchases, repurchases of debt and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt securities are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.
For additional information regarding our use of capital during the three and nine months ended September 30, 2013, see Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of September 30, 2013 and 2012. Also included below is other membership by product. The medical membership and other membership information presented is unaudited and in certain instances includes estimates of the number of members represented by each contract at the end of the period.

	September 30
(In thousands)	2013	2012	Change	% Change
Medical Membership
Customer Type
Local Group	14,497	14,602	(105)	(0.7)%
Individual	1,807	1,862	(55)	(3.0)
National:
National Accounts	6,797	7,019	(222)	(3.2)
BlueCard®	5,079	5,062	17	0.3
Total National	11,876	12,081	(205)	(1.7)
Medicare	1,477	1,538	(61)	(4.0)
Medicaid	4,323	1,891	2,432	128.6
FEP	1,528	1,519	9	0.6
Total Medical Membership by Customer Type	35,508	33,493	2,015	6.0
Funding Arrangement
Self-Funded	20,139	20,172	(33)	(0.2)
Fully-Insured	15,369	13,321	2,048	15.4
Total Medical Membership by Funding Arrangement	35,508	33,493	2,015	6.0
Reportable Segment
Commercial and Specialty Business	28,180	28,545	(365)	(1.3)
Government Business	7,328	4,948	2,380	48.1
Total Medical Membership by Reportable Segment	35,508	33,493	2,015	6.0
Other Membership & Customers
Behavioral Health Members	24,345	24,386	(41)	(0.2)
Life and Disability Members	4,750	4,895	(145)	(3.0)
Dental Members	4,900	4,871	29	0.6
Dental Administration Members	4,888	4,103	785	19.1
Vision Members	4,723	4,435	288	6.5
Medicare Advantage Part D Members	625	689	(64)	(9.3)
Medicare Part D Standalone Members	477	579	(102)	(17.6)
Retail Vision Customers	3,127	3,112	15	0.5
Medical Membership (in thousands)
For the rolling twelve months ended September 30, 2013, total medical membership increased 2,015, or 6.0%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup, partially offset by decreases in our National Accounts, Local Group, Medicare and Individual membership.
Self-funded medical membership decreased 33, or 0.2%, primarily due to lapses in our National Accounts business, partially offset by membership increases in our Local Group self-funded accounts.
Fully-insured membership increased 2,048, or 15.4%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup, partially offset by membership losses in certain Local Group and Individual markets, as well as membership losses in our Medicare business, described below.

Local Group membership decreased 105, or 0.7%, primarily due to strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general.
Individual membership decreased 55, or 3.0%, primarily due to a heightened competitive environment in certain markets.
National Accounts membership decreased 222, or 3.2%, primarily due to lapses in our self-funded business.
BlueCard® membership increased 17, or 0.3%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 61, or 4.0%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicaid membership increased 2,432, or 128.6%, primarily due to membership acquired with the acquisition of Amerigroup.
FEP membership increased 9, or 0.6%, primarily due to favorable in-group change.
Other Membership (in thousands)
Our Other products are often ancillary to our health business, and can therefore be impacted by corresponding changes in our medical membership.
Behavioral health membership decreased 41, or 0.2%, primarily due to the overall declines in our medical membership.
Life and disability membership decreased 145, or 3.0%, primarily due to the overall declines in our Commercial and Specialty Business medical membership. Life and disability products are generally offered as part of Commercial and Specialty Business medical membership sales.
Dental membership increased 29, or 0.6%, primarily due to growth from the launch of new product offerings, partially offset by declines in our Commercial and Specialty Business membership.
Dental administration membership increased 785, or 19.1%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.
Vision membership increased 288, or 6.5%, primarily due to strong sales and in-group change in our Local Group, National Accounts and Individual businesses.
Medicare Advantage Part D membership decreased 64, or 9.3%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicare Part D standalone membership decreased 102, or 17.6%, primarily due to competitive pressure in certain markets.
Retail vision customers increased 15, or 0.5%, primarily due to increased sales as a result of our continued marketing efforts.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended September 30, 2013 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2013 cost of care trend estimate will be in the range of 6.0% plus or minus 50 basis points.
Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend is in the mid-single digit range and is 90% cost driven and 10% utilization driven. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members and inpatient day counts per thousand members are both slightly higher than prior year. The average length of stay is slightly lower than prior year. In addition to our re-contracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including inpatient behavioral health stays and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused utilization management at high cost facilities, and post-discharge follow-up care.
Outpatient trend is in the mid-single digit range and is 90% cost driven and 10% utilization driven. Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. Per visit costs are still the largest contributor to overall outpatient trend, influenced largely by price increases within certain provider contracts. Outpatient utilization (visits per thousand members) is slightly higher than the prior year. We continue to work with vendors and providers to help optimize site of service decisions, including key areas such as emergency room, lab, radiology, sleep studies, and surgery settings. As an example, we have launched a Sleep Management Program through our American Imaging Management subsidiary in west, central and north-east states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.
Physician services trend is in the mid-to-low single digit range and is unit cost driven. Increases in the physician care category are partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs and bundled payment initiatives. Additionally, we continue to enhance our ability to detect and deter fraud and abuse, reducing waste in the system.
Pharmacy trend is in the mid-to-low single digit range and is 30% unit cost related and 70% utilization related. Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription, as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.
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

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2013 vs. 2012		2013 vs. 2012
	2013	2012	2013	2012	$	%	$	%
Total operating revenue	$17,733.0	$15,133.7	$52,876.5	$45,457.2	$2,599.3	17.2%	$7,419.3	16.3%
Net investment income	167.6	168.6	482.8	507.0	(1.0)	(0.6)%	(24.2)	(4.8)%
Net realized gains on investments	95.4	54.6	166.4	232.0	40.8	74.7%	(65.6)	(28.3)%
Other-than-temporary impairment losses on investments	(26.2)	(3.8)	(73.1)	(20.6)	(22.4)	589.5%	(52.5)	254.9%
Total revenues	17,969.8	15,353.1	53,452.6	46,175.6	2,616.7	17.0%	7,277.0	15.8%
Benefit expense	14,075.0	11,984.8	41,656.3	35,849.8	2,090.2	17.4%	5,806.5	16.2%
Selling, general and administrative expense	2,580.0	2,078.6	7,415.5	6,326.1	501.4	24.1%	1,089.4	17.2%
Cost of products	68.6	66.5	196.0	73.2	2.1	3.2%	122.8	167.8%
Other expense[1]	363.4	197.5	804.4	542.4	165.9	84.0%	262.0	48.3%
Total expenses	17,087.0	14,327.4	50,072.2	42,791.5	2,759.6	19.3%	7,280.7	17.0%
Income before income tax expense	882.8	1,025.7	3,380.4	3,384.1	(142.9)	(13.9)%	(3.7)	(0.1)%
Income tax expense	226.6	334.5	1,038.9	1,192.8	(107.9)	(32.3)%	(153.9)	(12.9)%
Net income	$656.2	$691.2	$2,341.5	$2,191.3	$(35.0)	(5.1)%	$150.2	6.9%
Average diluted shares outstanding	304.5	321.9	304.5	330.7	(17.4)	(5.4)%	(26.2)	(7.9)%
Diluted net income per share	$2.16	$2.15	$7.69	$6.63	$0.01	0.5%	$1.06	16.0%
Benefit expense ratio[2]	84.9%	85.4%	84.1%	84.7%		(50)bp3		(60)bp3
Selling, general and administrative expense ratio[4]	14.5%	13.7%	14.0%	13.9%		80bp3		10bp3
Income before income taxes as a percentage of total revenue	4.9%	6.7%	6.3%	7.3%		(180)bp3		(100)bp3
Net income as a percentage of total revenue	3.7%	4.5%	4.4%	4.7%		(80)bp3		(30)bp3
Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2
Benefit expense ratio = Benefit expense ÷ Premiums. Premiums for the three months ended September 30, 2013 and 2012 were $16,580.9 and $14,037.1, respectively. Premiums for the nine months ended September 30, 2013 and 2012 were $49,509.5 and $42,336.6, respectively. Premiums are included in total operating revenue presented above.

3	bp = basis point; one hundred basis points = 1%.

4	Selling, general and administrative expense ratio = Selling, general and administrative expense ÷ Total operating revenue.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Total operating revenue increased $2,599.3, or 17.2%, to $17,733.0 in 2013, resulting primarily from higher premiums and, to a lesser extent, increased administrative fees, partially offset by decreased other revenue. Higher premiums were mainly due to increases in our Medicaid business resulting from our acquisition of Amerigroup in December 2012. Rate increases in our Local Group, FEP, Individual and National businesses designed to cover overall cost trends also contributed to the increased premium revenue. These increases were partially offset by fully-insured membership declines in our Local Group and Individual businesses due to strategic portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. Finally, lower revenues in our Medicare Advantage business, primarily due to membership losses as a result of our product repositioning strategy toward HMO product offerings, partially offset the increased operating revenues.

Net realized gains on investments increased $40.8, or 74.7%, to $95.4 in 2013, primarily due to an increase in net realized gains resulting from sales of equity securities and lower net realized losses on sales and settlements of derivative financial instruments, partially offset by lower net realized gains resulting from sales of fixed maturity securities.
Other-than-temporary impairment losses on investments increased $22.4, or 589.5%, primarily due to the impairment of certain fixed maturity securities.
Benefit expense increased $2,090.2, or 17.4%, to $14,075.0 in 2013, primarily from our acquisition of Amerigroup and increased benefit costs in our Local Group, FEP and Individual businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Individual and Medicare Advantage businesses as described above.
Our benefit expense ratio decreased 50 basis points to 84.9% in 2013, primarily due to improved operating results in our Medicare business and modest declines in the ratios for our Commercial and Specialty segment and our California Medicaid operations. These improvements were partially offset by the acquisition of Amerigroup and changes in product mix as a result of membership increases in our FEP business which both carry higher average benefit expense ratios than our consolidated average.
Selling, general and administrative expense increased $501.4, or 24.1%, to $2,580.0 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup subsidiary in 2013 and project costs incurred in preparation for the implementation of health care reform effective in 2014. The increase was further attributable to increases in incentive compensation as a result of our operating performance.
Our selling, general and administrative expense ratio increased 80 basis points to 14.5% in 2013, primarily due to project costs incurred in preparation for the implementation of health care reform effective in 2014 and increases in incentive compensation as a result of our operating performance, partially offset by the effect of the increase in operating revenue.
Other expense increased $165.9, or 84.0%, to $363.4, primarily due to losses on debt extinguishment of $145.3 associated with our early redemption and repurchase of $1,100.0 aggregate principal amount of outstanding notes, as follows. On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase certain of our outstanding 5.875% Notes due 2017, 7.000% Notes due 2019, 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037 and 5.800% Notes due 2040 (collectively, the “Tendered Notes”). On August 13, 2013 we repurchased $700.0 of the Tendered Notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest up to but not including the early tender offer settlement date. Additionally, on September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest up to but not including the redemption date, for cash totaling $411.0.
Income tax expense decreased $107.9, or 32.3%, to $226.6 in 2013. The effective tax rates in 2013 and 2012 were 25.7% and 32.6%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013 as well as decreased income before tax expense. The 2013 effective tax rate includes benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition. The 2012 effective tax rate reflects a benefit from the settlement with the Internal Revenue Service, or IRS, of a portion of our open tax issues related to taxes at certain of our acquired companies incurred prior to our acquisition of these companies. This benefit was partially offset by an increase in our state deferred tax asset valuation allowance attributable to the uncertainty associated with some of our state net operating loss carryforwards.
Our net income as a percentage of total revenue decreased 80 basis points to 3.7% in 2013 as compared to 2012 as a result of all factors discussed above.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Total operating revenue increased $7,419.3, or 16.3%, to $52,876.5 in 2013, resulting primarily from higher premiums and, to a lesser extent, increased other revenue and administrative fees. The higher premiums were mainly due to increases in our Medicaid business primarily as a result of our acquisition of Amerigroup in December 2012. Rate increases in our Local Group, FEP, Individual and National businesses designed to cover overall cost trends also contributed to the increased premium revenue. In addition, other revenues generated by 1-800 CONTACTS resulted in an increase over the prior year period. These increases were partially offset by fully-insured membership declines in our Local Group business due to strategic portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. Additionally, lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines as a result of our product repositioning strategy toward HMO product offerings, partially offset the increased operating revenues.

Net investment income decreased $24.2, or 4.8%, to $482.8 in 2013, primarily due to lower investment yields.
Net realized gains on investments decreased $65.6, or 28.3%, to $166.4 in 2013, primarily due to lower net realized gains resulting from sales of fixed maturity securities, partially offset by an increase in net realized gains resulting from sales of equity securities and a decrease in net realized losses on sales and settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $52.5, or 254.9%, to $73.1, primarily due to the impairment of certain joint venture investments and fixed maturity securities.
Benefit expense increased $5,806.5, or 16.2%, to $41,656.3 in 2013, primarily from our acquisition of Amerigroup and increased benefit costs in our Local Group, FEP and Individual businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses as described above.
Our benefit expense ratio decreased 60 basis points to 84.1% in 2013, primarily due to the favorable impact of declines in membership in our Local Group business in products with higher benefit costs and lower than expected medical cost trends. These improvements were partially offset by the acquisition of Amerigroup which carries higher average benefit expense ratios than our consolidated average and lower favorable reserve development in the Commercial and Specialty business.
Selling, general and administrative expense increased $1,089.4, or 17.2%, to $7,415.5 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup and 1-800 CONTACT subsidiaries in 2013. The increase was further attributable to increases in incentive compensation as a result of our operating performance as well as project costs incurred in preparation for the implementation of health care reform effective in 2014.
Our selling, general and administrative expense ratio increased 10 basis points to 14.0% in 2013, primarily due to increases in incentive compensation as a result of our operating performance as well as project costs incurred in preparation for the implementation of health care reform effective in 2014.
Cost of products increased $122.8 due to the acquisition of 1-800-CONTACTS on June 20, 2012.
Other expense increased $262.0, or 48.3%, to $804.4, primarily due to losses on debt extinguishment of $145.3 associated with our early redemption and repurchases of $1,100.0 aggregate principal amount of outstanding notes, as follows. On August 13, 2013 we repurchased $700.0 of the Tendered Notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest up to but not including the early tender offer settlement date. Additionally, on September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest up to but not including the redemption date, for cash totaling $411.0. The increase in other expense was further attributable to increased interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup and the issuance on July 30, 2013 of $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 to fund, in part, the early repurchases and redemption discussed above.
Income tax expense decreased $153.9, or 12.9%, to $1,038.9 in 2013. The effective tax rates in 2013 and 2012 were 30.7% and 35.2%, respectively. The decrease in income tax expense was due to a lower effective rate in 2013. The 2013 effective tax rate includes benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition and inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate. The 2012 effective tax rate reflects the non-tax deductibility of litigation settlement expenses associated with the settlement of a class action lawsuit in June 2012 and the increase in our state deferred tax asset valuation allowance. This was partially offset by the settlement with the IRS of a portion of our open tax issues related to certain of our acquired companies.
Our net income as a percentage of total revenue decreased 30 basis points to 4.4% in 2013 as compared to 2012 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business, Government Business and Other. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense and cost of products. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, including reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussions of segment results for the three and nine months ended September 30, 2013 and 2012 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.
Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Change
					Three Months Ended September 30		Nine Months Ended September 30
					2013 vs. 2012		2013 vs. 2012
	2013	2012	2013	2012	$	%	$	%
Commercial and Specialty Business
Operating revenue	$9,789.1	$9,751.2	$29,358.7	$29,391.7	$37.9	0.4%	$(33.0)	(0.1)%
Operating gain	$688.2	$852.3	$2,869.9	$2,863.2	$(164.1)	(19.3)%	$6.7	0.2%
Operating margin	7.0%	8.7%	9.8%	9.7%	NA1	(170)bp	NA1	10bp
Government Business
Operating revenue	$7,931.1	$5,374.1	$23,493.5	$16,039.2	$2,557.0	47.6%	$7,454.3	46.5%
Operating gain	$326.5	$169.0	$757.6	$381.8	$157.5	93.2%	$375.8	98.4%
Operating margin	4.1%	3.1%	3.2%	2.4%	NA1	100bp	NA1	80bp
Other[2]
Operating revenue	$12.8	$8.4	$24.3	26.3	$4.4	52.4%	$(2.0)	(7.6)%
Operating loss	$(5.3)	$(17.5)	$(18.8)	(36.9)	$12.2	(69.7)%	$18.1	(49.1)%

1	Not Applicable

2	Not Material
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Commercial and Specialty Business
Operating revenue increased $37.9, or 0.4%, to $9,789.1 in 2013, primarily due to premium rate increases in our Local Group, Individual and National businesses designed to cover overall cost trends. These increases were partially offset by fully-insured membership declines in our Local Group and Individual businesses resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general.
Operating gain decreased $164.1, or 19.3%, to $688.2 in 2013, primarily due to higher selling, general and administrative expenses primarily attributable to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as increases in incentive compensation as a result of our operating performance.
The operating margin in 2013 was 7.0%, a 170 basis point decrease from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Government Business
Operating revenue increased $2,557.0, or 47.6%, to $7,931.1 in 2013, primarily due to the acquisition of Amerigroup and growth in our FEP business resulting from both premium rate increases designed to cover overall cost trends and increases in membership. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to our product repositioning strategy toward HMO product offerings.
Operating gain increased $157.5, or 93.2%, to $326.5 in 2013, primarily due to the acquisition of Amerigroup.
The operating margin in 2013 was 4.1%, a 100 basis point increase from 2012, primarily due to the factors discussed in the preceding two paragraphs.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Commercial and Specialty Business
Operating revenue decreased $33.0, or 0.1%, to $29,358.7 in 2013, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group, Individual and National businesses designed to cover overall cost trends as well as revenues generated by 1-800 CONTACTS, which we acquired on June 20, 2012.
Operating gain increased $6.7, or 0.2%, to $2,869.9 in 2013, primarily due to improved results in our Local Group business resulting from lower than anticipated medical cost trends and improved results in our National business. Operating gain was partially offset by higher selling, general and administrative expenses primarily due to project costs incurred in preparation for the implementation of health care reform effective in 2014 as well as increases in incentive compensation as a result of operating performance.
The operating margin in 2013 was 9.8%, a 10 basis point increase over 2012, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $7,454.3, or 46.5%, to $23,493.5 in 2013, primarily due to the acquisition of Amerigroup, growth in our FEP business due to premium rate increases designed to cover overall cost trends and increases in membership in our CareMore and FEP businesses. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to our product repositioning strategy toward HMO product offerings.
Operating gain increased $375.8, or 98.4%, to $757.6 in 2013, primarily due to the acquisition of Amerigroup and favorable reserve development.
The operating margin in 2013 was 3.2%, an 80 basis point increase over 2012, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2012 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2012, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2013, our critical accounting policies and estimates have not changed from those described in our 2012 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Also as discussed above, as of September 30, 2013, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2012 Annual Report on Form 10-K.

A reconciliation of the beginning and ending balance for medical claims payable for the nine months ended September 30, 2013 and 2012 and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Nine Months Ended September 30		Years Ended December 31
	2013	2012	2012	2011	2010
Gross medical claims payable, beginning of period	$6,174.5	$5,489.0	$5,489.0	$4,852.4	$5,450.5
Ceded medical claims payable, beginning of period	(27.2)	(16.4)	(16.4)	(32.9)	(29.9)
Net medical claims payable, beginning of period	6,147.3	5,472.6	5,472.6	4,819.5	5,420.6
Business combinations and purchase adjustments	—	—	804.4	100.9	—
Net incurred medical claims:
Current year	41,547.0	35,860.9	48,080.1	47,281.6	45,077.1
Prior years redundancies	(560.1)	(483.3)	(513.6)	(209.7)	(718.0)
Total net incurred medical claims	40,986.9	35,377.6	47,566.5	47,071.9	44,359.1
Net payments attributable to:
Current year medical claims	35,630.8	30,557.9	42,832.4	41,999.0	40,387.8
Prior years medical claims	5,415.3	4,798.4	4,863.8	4,520.7	4,572.4
Total net payments	41,046.1	35,356.3	47,696.2	46,519.7	44,960.2
Net medical claims payable, end of period	6,088.1	5,493.9	6,147.3	5,472.6	4,819.5
Ceded medical claims payable, end of period	29.2	29.3	27.2	16.4	32.9
Gross medical claims payable, end of period	$6,117.3	$5,523.2	$6,174.5	$5,489.0	$4,852.4
Current year medical claims paid as a percentage of current year net incurred medical claims	85.8%	85.2%	89.1%	88.8%	89.6%
Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	10.0%	9.7%	10.4%	4.5%	15.3%
Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	1.2%	1.0%	1.1%	0.5%	1.5%
The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the nine months ended September 30, 2013 and 2012, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2013	2012
Assumed trend factors	$417.0	$375.3
Assumed completion factors	143.1	108.0
Total	$560.1	$483.3
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
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.1% for 2012, 88.8% for 2011 and 89.6% for 2010. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The nine month periods presented above show that as of September 30, 2013, 85.8% of current year net incurred medical claims had been paid in the period incurred, as compared to 85.2% for the same period in 2012.

We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the nine month period ended September 30, 2013, this metric was 10.0%, largely driven by favorable trend factor development at the end of the year. For the nine month period ended September 30, 2012, this metric was 9.7%, reflecting the acceleration of claim processing that occurred in late 2012 which had not been fully recognized in completion factor development and trend factors at the end of the year. This metric was 10.4%, 4.5% and 15.3% for the years ended December 31, 2012, 2011 and 2010, respectively.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the nine months ended September 30, 2013, this metric was 1.2%, which was calculated using the redundancy of $560.1 shown above. For the nine months ended September 30, 2012, the comparable metric was 1.0%, which was calculated using the redundancy of $483.3 and which represents an estimate based on paid medical claims activity from January 1, 2012 to September 30, 2012. This metric was 1.1% for full year 2012, 0.5% for full year 2011 and 1.5% for full year 2010, and demonstrates the previously mentioned lower level of redundancies in 2012, along with the generally consistent level of reserve conservatism.
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
There were no other new accounting pronouncements issued or that became effective during the nine months ended September 30, 2013 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.
Liquidity and Capital Resources
Introduction
Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of shareholder cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Liquidity
The table below outlines the change in cash and cash equivalents for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30
	2013	2012
Cash flows provided by (used in):
Operating activities	$2,779.5	$1,984.8
Investing activities	(2,086.8)	(3,285.1)
Financing activities	(992.0)	1,541.1
Effect of foreign exchange rates on cash and cash equivalents	0.4	(0.3)
(Decrease) increase in cash and cash equivalents	$(298.9)	$240.5
During the nine months ended September 30, 2013, net cash flow provided by operating activities was $2,779.5, compared to $1,984.8 for the nine months ended September 30, 2012, an increase of $794.7. This increase was driven primarily by higher net income in 2013, lower payments in 2013 for litigation, incentive compensation and minimum medical loss ratio rebates and an increase in the collection of income tax refunds in 2013.
Net cash flow used in investing activities was $2,086.8 during the nine months ended September 30, 2013, compared to $3,285.1 for the nine months ended September 30, 2012. The decrease in cash flow used in investing activities of $1,198.3 between the two periods primarily resulted from a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities for the nine months ended September 30, 2012 included the purchase of 1-800 CONTACTS while there were no purchases of subsidiaries during the nine months ended September 30, 2013. The decrease in cash flow used in investing activities was further attributable to a decrease in net purchases of investments partially offset by changes in securities lending collateral.
Net cash flow used in financing activities was $992.0 during the nine months ended September 30, 2013, compared to net cash flow provided by financing activities of $1,541.1 for the nine months ended September 30, 2013. The change in cash flow from financing activities of $2,533.1 primarily resulted from an increase in long-term borrowings during the nine months ended September 30, 2012 primarily to fund the acquisition of Amerigroup compared to an increase in net repayments of long-term borrowings during the nine months ended September 30, 2013. The change in cash flow from financing activity was further attributable to a decrease in common stock repurchases, changes in securities lending payable, an increase in proceeds from the issuance of common stock under our employee stock plans, an increase in net proceeds from commercial paper borrowings and changes in bank overdrafts.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $23,208.5 at September 30, 2013. Since December 31, 2012, total cash, cash equivalents and investments, including long-term investments, increased by $734.5 primarily due to cash generated from operations, proceeds from employee stock option exercises and net proceeds from commercial paper borrowings, partially offset by common stock repurchases, net repayments of long-term borrowings, changes in unrealized gains on investments, purchases of property and equipment and cash dividends paid to shareholders.
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
At September 30, 2013, we held $1,692.3 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future share repurchases and shareholder dividends and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 25% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 37.5%

and 38.6% as of September 30, 2013 and December 31, 2012, respectively. The higher than targeted consolidated debt-to-capital ratio at September 30, 2013 was primarily due to the increased debt we incurred to finance our acquisition of Amerigroup, and we expect in time to return to targeted levels.
Our senior debt is rated “A-” by Standard & Poor’s, “BBB+” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.
Future Sources and Uses of Liquidity
We regularly review the appropriate use of capital, including common stock repurchases, repurchases of debt securities and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt securities are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors.
For additional information regarding our sources and uses of capital at September 30, 2013, see Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2012 Annual Report on Form 10-K other than payments on and proceeds from long-term debt borrowings. See Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2012, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.

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
We carried out an evaluation as of September 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2013, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
July 1, 2013 to July 31, 2013	1,731,532	$83.89	1,719,000	$1,077.2
August 1, 2013 to August 31, 2013	2,348,072	86.52	2,345,200	874.3
September 1, 2013 to September 30, 2013	2,431,113	85.73	2,424,100	4,166.5
	6,510,717		6,488,300

1
Total number of shares purchased includes 22,417 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended September 30, 2013, we repurchased 6,488,300 shares at a cost of $554.9 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $3,500.0 on September 25, 2013. Between October 1, 2013 and October 10, 2013, we repurchased 852,000 shares at a cost of $72.7, including the cost of options to purchase shares, bringing our current availability to $4,093.8 at October 10, 2013. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
On October 22, 2013, the Board of Directors of the Company adopted amendments to the Company’s By-Laws to (1) delete Section 2.10 to eliminate the Planning Committee as one of the committees of the Board of Directors, (2) revise Section 2.13 (a)(1) to provide that the Board may authorize a committee to approve the reacquisition of shares, dividends or other distributions, if done according to a formula or method, or within a range, prescribed by the Board of Directors, and (3) eliminate the reference to the Planning Committee in Sections 2.12 and 2.13, renumber prior Sections 2.11 through 2.14 and change Section 2.13 cross references to Section 2.12 throughout Article II. The amendments took effect upon adoption by the Board of Directors.
The preceding is qualified in its entirety by reference to the Company’s By-Laws, as amended, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

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

WELLPOINT, INC. Registrant

Date: October 23, 2013	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: October 23, 2013	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective October 22, 2013.

4.5
Indenture dated as of January 10, 2006 between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (formerly known as The Bank of New York Trust Company, N.A.), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 11, 2006, SEC File No. 001-16751.

(q) Form of the 2.300% Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on July 31, 2013.
(r) Form of the 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 31, 2013.

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

(c) Third Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of August 6, 2013.

10.6*	WellPoint Directed Executive Compensation Plan amended effective January 1, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.