Form 10-K
period 2013-12-31
WELLPOINT, INC
filed 2014-02-20
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-16751
WELLPOINT, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-2145715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 MONUMENT CIRCLE INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204 (Zip Code)
Registrant’s telephone number, including area code: (317) 488-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 28, 2013 was approximately $24,439,366,963.
As of February 7, 2014, 282,459,121 shares of the Registrant’s Common Stock were outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2014.

WellPoint, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

PART I
ITEM 1. BUSINESS.
General
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 35.7 million medical members through our affiliated health plans and more than 67.8 million individuals through all subsidiaries as of December 31, 2013. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York city metropolitan and surrounding counties and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. Amerigroup also provided services in the state of Ohio through June 30, 2013 and in the state of New Mexico through December 31, 2013. We also serve customers throughout the country as HealthLink, UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
We have a vision of becoming America's valued health partner. Together we are transforming health care with trusted and caring solutions and as a result, we focus on delivering quality products and services that give members access to the care they need. With an unyielding commitment to meeting the needs of our diverse customers, we are guided by the following values:
•Accountable
•Caring
•Easy to do business with
•Innovative
•Trustworthy
We offer a broad spectrum of network-based managed care health benefit plans to the large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. Finally, prior to January 31, 2014, we sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business. In preparation for the coming changes to the health care system and to focus on our core growth opportunities across our Commercial and Specialty Business and Government Business segments, we entered into a definitive agreement in December 2013 to sell our 1-800 CONTACTS subsidiary to the private equity firm Thomas H. Lee Partners, L.P. Concurrently, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets. The divestitures were completed on January 31, 2014.
The increased focus on health care costs by employers, the government and consumers has continued to drive the growth of alternatives to traditional indemnity health insurance. HMO, PPO and hybrid plans, such as POS plans and CDHPs, are among the various forms of managed care products that have been developed. Through these types of products, insurers attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver high quality health care to members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the health care system. In addition, providers may have incentives to achieve certain quality measures, may share medical cost risk or may have other incentives to deliver quality medical services in a cost-effective manner. Also, certain plans offer members incentives for healthy behaviors, such as smoking cessation and weight management. Members are charged periodic, prepaid premiums and generally pay co-payments, coinsurance and/or deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO, POS and CDHP products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization, but often offer more generous benefit coverage. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.
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
For our fully-insured products, we charge a premium and assume all of the health care risk. Under self-funded and partially-insured products, we charge a fee for services, and the employer or plan sponsor reimburses us for all or most of the health care costs. In addition, we charge a premium to provide administrative services to large group employers that maintain self-funded health plans and we underwrite stop loss insurance for self-funded plans.
Our medical membership includes seven different customer types:
•Local Group
•Individual
•National Accounts
•BlueCard®
•Medicare
•Medicaid
•FEP
BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to members in our non-BCBS-branded Amerigroup and CareMore plans, as well as HealthLink and UniCare members. In addition to the above medical membership, we also serve customers who purchase one or more of our other products or services that are often ancillary to our health business.
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

We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for Individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the individual and small group markets we offer on-exchange products through state or federally facilitated marketplaces and off-exchange products. Federal premium subsidies are available only for certain on-exchange individual products.
Each of the BCBS member companies, of which there were 37 independent primary licensees as of December 31, 2013, works cooperatively in a number of ways that create significant market advantages, especially when competing for very large multi-state employer groups. As a result of this cooperation, each BCBS member company is able to take advantage of other BCBS licensees’ substantial provider networks and discounts when any BCBS member works or travels outside of the state in which their policy is written. This program is referred to as BlueCard® and is a source of revenue when we provide member services in the states where we are the BCBS licensee to individuals who are customers of BCBS plans not affiliated with us. This program also provides a national provider network for our members when they travel to other states.
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
Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, which represents significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impact on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we continue to analyze the impact and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. A list of certain material changes resulting from Health Care Reform include:

•	Requirements to modify our products to cover essential health benefits and comply with other defined criteria;

•	Requirement to cancel existing products and enroll new and renewing members in the new ACA-compliant products;

•	Introduction of exchanges, subsidies and mandates to require and allow previously uninsured customers to enter the market; and

•	Significant new taxes and fees which will be paid by health insurers, and which may or may not be passed through to customers.
The above changes resulting from Health Care Reform will provide growth opportunities for health insurers, but also introduce new risks and uncertainties, and require changes in the way products are designed, underwritten, priced, distributed and administered.
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
We continue to enhance interactions with customers, brokers, agents, employees and other stakeholders through web-enabled technology and improving internal operations. Our approach includes not only sales and distribution of health benefits products on the Internet, but also implementation of advanced capabilities that improve services benefiting customers, agents, brokers, and providers while optimizing administrative costs. These enhancements can also help improve the quality, coordination and safety of health care through increased communications between patients and their physicians.
We intend to continue pursuing our vision of becoming America's valued health partner by transforming health care with trusted and caring solutions and by delivering quality products and services that give members access to the care they need. At the same time, we will focus on earnings per share, or EPS, growth through organic membership gains, improvements in our operating cost structure, strategic acquisitions and the efficient use of capital.
Significant Transactions
The more significant transactions that have occurred over the last five years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•
Use of Capital—Board of Directors declaration of dividends on common stock (2013, 2012 and 2011) and a 16.7% increase in the quarterly dividend to $0.4375 per share (2014); authorization for repurchases of our common stock (2013 and prior); and debt repurchases and new debt issuance (2013 and prior);

•Acquisition of Amerigroup and the related debt issuance (2012);
•Acquisition of 1-800 CONTACTS (2012) and subsequent divestiture (2014);

•	Acquisition of CareMore (2011);

•	Sale of our pharmacy benefits management, or PBM, business to Express Scripts, Inc., or Express Scripts (2009); and
•Acquisition of DeCare Dental, LLC, or DeCare (2009).
For additional information regarding certain of these transactions, see Note 3, “Business Acquisitions and Divestitures,” Note 13, “Debt,” and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.

Competition
The managed care industry is highly competitive, both nationally and in our regional markets. Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products, the impact of Health Care Reform, and increased quality awareness and price sensitivity among customers.
Health benefits industry participants compete for customers mainly on the following factors:

•	quality of service;

•	price;

•	access to provider networks;

•	access to care management and wellness programs, including health information;

•	innovation, breadth and flexibility of products and benefits;

•	reputation (including National Committee on Quality Assurance, or NCQA, accreditation status);

•	brand recognition; and

•	financial stability.
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
Pricing in our Commercial and Specialty Business segment (defined below), including our individual and small group lines of business, remains highly competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes, as well as our overall investments for Health Care Reform, have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform. The ultimate level of exchange enrollment cannot be predicted and although it is not yet clear whether our products sold on the exchanges will be more or less profitable products, we believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
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
At the sales and distribution level, we compete for qualified agents and brokers to recommend and distribute our products. Strong competition exists among insurance companies and health benefits plans for agents and brokers with demonstrated ability to secure new business and maintain existing accounts. We believe that the quality and price of our products, support services, reputation and prior relationships, along with a reasonable commission structure are the factors agents and brokers consider in choosing whether to market our products. We believe that we have good relationships with our agents and brokers, and that our products, support services and commission structure compare favorably to those of our competitors in all of our markets. Typically, we are the largest competitor in each of our Blue-branded markets and, thus, are a closely watched target by other insurance competitors.

Reportable Segments
On May 20, 2013, we announced certain organizational and executive leadership changes to align with how our new Chief Executive Officer is managing our operations. Beginning with the three months ended June 30, 2013, our organizational structure is comprised of three reportable segments: Commercial and Specialty Business; Government Business; and Other. Prior period segment information has been reclassified to conform to the new segment reporting structure.
Our Commercial and Specialty Business and Government Business segments both offer a diversified mix of managed care products, including PPOs, HMOs, traditional indemnity benefits and POS plans, as well as a variety of hybrid benefit plans including CDHPs, hospital only and limited benefit products.
Our Commercial and Specialty Business segment includes Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial and Specialty Business segment offer fully-insured products; provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance.
Our Government Business segment includes Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the Federal Government in connection with FEP. Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs, or CHIP, and Medicaid expansion programs. NGS acts as a Medicare contractor in several regions across the nation.
Our Other segment includes other businesses that do not meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.
Through our participation in various federal government programs, we generated approximately 20.3%, 23.7% and 23.5% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2013, 2012 and 2011, respectively. These revenues are contained in the Government Business segment. An immaterial amount of our total consolidated revenues are derived from activities outside of the U.S.
 For additional information regarding the operating results of our segments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
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
ACA On- and Off-Exchange Products: ACA requires the modification of existing products and development of new products to meet the requirements of the legislation. Individual and small group products must cover essential health benefits as defined in ACA along with many other requirements and cost sharing changes. Individual and small group products offered on and off the exchanges must meet the definition of the “metal” product requirements (bronze, silver, gold and platinum). Each metal product must satisfy a specific actuarial value. Health insurers participating on exchanges must offer at least one silver and one gold product.
In our individual markets we offer bronze, silver and gold products, both on and off the exchanges, in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Additionally, we offer platinum products, both on and off the exchanges, in the states of California and New York.
In our small group markets, we offer bronze, silver and gold products, both on and off the exchanges, in the states of Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio and Virginia and we offer bronze, silver and gold products, off the exchanges, in the states of California, New York and Wisconsin. Additionally, we offer platinum products, off the exchanges, in the states of California, Connecticut, Georgia, Maine and Virginia.
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
 Medicare Plans:    We offer a wide variety of senior plans, products and options such as Medicare supplement plans, Medicare Advantage (including private fee-for-service plans and special needs plans) and Medicare Part D Prescription Drug Plans, or Medicare Part D. Medicare supplement plans typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. Medicare Advantage plans provide Medicare beneficiaries with a managed care alternative to traditional Medicare and often include a Medicare Part D benefit. In addition, our Medicare Advantage special needs plans provide tailored benefits to Medicare beneficiaries who have chronic diseases and also cover certain dual eligible customers, who are low-income seniors and persons under age 65 with disabilities who are enrolled in both Medicare and Medicaid plans. Medicare Part D offers a prescription drug plan to Medicare and dual eligible (Medicare and Medicaid) beneficiaries. We offer these plans to customers through our health benefit subsidiaries throughout the country, including Amerigroup and CareMore.
 Individual Plans:    We offer a full range of health insurance plans with a variety of options and deductibles for individuals under age 65 who are not covered by employer-sponsored coverage. Some of our products target certain demographic populations such as uninsured younger individuals between the ages of 19 and 29, families, those transitioning between jobs or early retirees. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer on-exchange products through state or federally facilitated marketplaces and off-exchange products. Federal premium subsidies are available only for certain on-exchange products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration.
 Medicaid Plans and Other State-Sponsored Programs:    We have contracts to serve members enrolled in publicly funded health care programs, including Medicaid, CHIP, and Medicaid expansion programs. The Medicaid program makes federal matching funds available to all states for the delivery of health care benefits for low income and/or high medical risk individuals. These programs are managed by the individual states based on broad federal guidelines. CHIP is a state and federally funded program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. Our Medicaid plans also cover certain dual eligible customers, as previously described above, who also receive Medicare benefits. We provide Medicaid and other State-Sponsored services in California, Florida, Georgia, Indiana, Kansas, Louisiana, Maryland, Massachusetts, Nevada, New Jersey, New York, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin and began providing Medicaid services in Kentucky on January 1, 2014. Amerigroup also provided services in the state of Ohio through June 30, 2013 and in the state of New Mexico through December 31, 2013.
 Pharmacy Products:    We market and sell an integrated prescription drug product to both fully-insured and self-funded customers through our health benefit subsidiaries throughout the country. This comprehensive product includes features such as drug formularies, a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Since December 1, 2009, we have delegated certain functions and administrative services related to our integrated prescription drug products to Express Scripts under a ten year contract, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM service providers, provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014. Express Scripts manages the network of pharmacy providers, operates mail order pharmacies and processes prescription drug claims on our behalf, while we sell and support the product for clients, make formulary decisions and set drug benefit design strategy and provide front line member support.
 Life Insurance:    We offer an array of competitive individual and group life insurance benefit products to both large and small group customers in conjunction with our health plans. The life products include term life and accidental death and dismemberment.
 Disability:    We offer short-term and long-term disability products, usually in conjunction with our health plans.
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
 Dental:    Our dental plans include networks in certain states in which we operate. Many of the dental benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. Our members also have access to additional dental providers through our participation in the National Dental GRID, a national dental network developed by and for BCBS plans. The National Dental GRID includes dentists in all 50 states and provides multi-state customers with a national solution providing in-network discounts across the country. Additionally, we offer managed dental services to other health care plans to assist those plans in providing dental benefits to their customers.
 Vision Services and Products:    Our vision plans include networks within the states in which we operate. Many of the vision benefits are provided to customers enrolled in our health plans and are offered on both a fully-insured and self-funded basis. In addition to vision plans, we sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS subsidiary which we divested on January 31, 2014.
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
 Networks and Provider Relations
Our relationships with physicians, hospitals and professionals that render health care services to our members are guided by local, regional and national standards for network development, reimbursement and contract methodologies. While following industry standards, we are simultaneously seeking to lead and transform our health care system from our current fragmented model premised on episodic intervention to one based on proactive, coordinated care built around the needs of the patient. A key element of this transformation involves a transition from traditional fee-for-service payment models to models where providers are paid based on the value, both in quality and affordability, of the care they deliver.
 We establish “market-based” hospital reimbursement payments that we believe are fair, but aggressive, and among the most competitive in the market. We also seek to ensure that physicians in our network are paid in a timely manner at appropriate rates. In many instances, we deploy multi-year contracting strategies, including case or fixed rates, to limit our exposure to medical cost inflation and to increase cost predictability. We maintain both broad and narrow provider networks to ensure member choice, based on both price and access needs, while implementing programs designed to improve the quality of care received by our members. Increasingly, we are supplementing our broad based networks with smaller or more cost-effective networks that are designed to be attractive to a more price-sensitive customer segment, such as health care exchange customers.
 Depending on the consolidation and integration of physician groups and hospitals, reimbursement strategies vary across markets. Fee-for-service is our predominant reimbursement methodology for physicians, but as noted above, and more fully described below, we are transitioning to a value-based payment program. More traditional physician fee schedules are developed at the state level based on an assessment of several factors and conditions, including the Centers for Medicare & Medicaid Services, or CMS, resource-based relative value system, or RBRVS, medical practice cost inflation and physician supply. We utilize CMS RBRVS fee schedules as a reference point for fee schedule development and analysis. The RBRVS structure was developed and is maintained by CMS, and is used by the Medicare program and other major payers. In addition, we have implemented and continue to expand physician incentive contracting, or “pay for performance”, which ties physician payment levels to performance on clinical measures.
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

Fee-for-service currently remains our predominant reimbursement methodology for physicians, but as noted above, we are rapidly transitioning to value-based payment programs. Though fee-for-service or fee-for-service combined with pay for performance remains our predominant payment model today, our provider engagement and contracting strategies are moving away from “unit price” or volume-based payment models to payment models that align compensation with the value delivered as measured by health care, quality and cost. We launched the most significant of these efforts, our Enhanced Personal Health Care program, in the fourth quarter of 2012. This program augments traditional fee-for-service with a shared savings program that allows participating providers to share in any achieved savings, when actual health care costs are below projected costs, provided that they meet threshold performance on quality measures. The quality measures are based on nationally accepted, credible standards (e.g. NCQA, the American Diabetes Association and the American Academy of Pediatrics) and span preventive, acute and chronic care. We combine this payment model with a highly collaborative relationship approach under which we give participating providers the tools and information they need to proactively manage the health of their patient population, improve health outcomes and reduce the cost associated with preventable medical events. In some of these arrangements, participating physician practices receive a per-member, per-month clinical coordination fee to compensate them for important care management activities that occur outside of the patient visit, fostering a move away from episodic visit-based interventions to a proactive patient engagement and coordinated care model. Since the launch of Enhanced Personal Health Care, we now have arrangements with provider organizations covering nearly 25% of our primary care physicians and have rolled this program out in all 14 of our Commercial and Specialty Business markets. Thereafter, through 2015, we intend to continue to expand the breadth of our programs in each market by adding additional physicians until the majority of physicians participate in a value-based payment program.
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
Case Management:    We have implemented a medical management strategy focused on identifying the small percentage of the membership that will require a high level of intervention to manage their health care needs. The registered nurses and medical directors focus on members likely to be readmitted to the hospital and help them coordinate their care through pharmacy compliance, post-hospital care, follow-up visits to see their physician and support in their home.
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
Estimate Your Cost & Anthem Care Comparison: These health care provider comparison tools disclose typical cost estimates and quality data for common services at contracted providers, with cost estimates accounting for facility, professional and ancillary services. The cost estimates bundle related services typically performed at the time of the procedure, not just for the procedure itself. Users can review cost data for over 350 procedures in 49 states. The Estimate Your Cost tool also includes member out-of-pocket cost estimates based on a member’s own benefit coverage, deductible, and out of pocket maximum. We also offer information on overall facility ratings and patient experience using trusted third party data. We continue to work on enhancing and evolving our tools to assist members in making informed and value-based health care decisions. In addition, we collaborate with an external independent vendor to support employers wanting to purchase a transparency and consumer engagement web solution with certain additional functionality.
Personal Health Care Guidance:    These services help improve the quality, coordination and safety of health care, enhance communications between patients and their physicians, and reduce medical costs. Examples of services include member and physician messaging, providing access to evidence-based medical guidelines, physician quality profiling, and other consulting services.
Anthem Health Guide: Anthem Health Guide integrates customer service with clinical and wellness coaching to provide easier navigation of health care services for our members. Members are supported by a team of nurses, coaches, educators, and social workers using voice, click-to-chat, secure email and mobile technology. Our Smart Engagement Platform supports this integrated team using our smart engagement triggers for speech recognition, preventative and clinical gaps in care and highlighting when we have members who are identified for health care support and we have been unable to reach them. This caring team of professionals also supports our members with our shared decision making support portfolio.
Care Management Programs
We continue to expand our 360º Health suite of integrated care management programs and tools. 360º Health offers the following programs, among others, that have been proven to increase quality and reduce medical costs for our members:
ConditionCare and FutureMoms are care management and maternity management programs that serve as adjuncts to physician care. Skilled nurse professionals with added support from our team of dietitians, social workers, pharmacists, health educators and other health professionals help participants understand their condition, their doctor’s orders and how to become a better self-manager of their condition. We also offer members infertility consultation through our SpecialOffers@Anthem program, a comprehensive and integrated assembly of discounted health and wellness products and services from a variety of the nation's leading retailers.
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
Our wholly-owned clinical research and health outcomes research subsidiary, HealthCore, has supported biopharmaceutical manufacturers, health professionals, and health plans by enabling more effective medical management and increased physician adherence to evidence-based care, and creating new knowledge on the value of clinical therapies, resulting in better care decisions. In addition, HealthCore works closely with government entities, including the Food and Drug Administration and the Centers for Disease Control and Prevention, on initiatives aimed at improving healthcare safety and enhancing national safety surveillance capabilities.
Our wholly-owned specialty benefit management subsidiary, AIM Specialty Health, or AIM, has supported quality by implementing clinical appropriateness and patient safety solutions for advanced imaging procedures, cardiology, sleep medicine, specialty pharmaceuticals and oncology, including drugs covered under medical benefit and radiation therapy. These programs, based on widely accepted clinical guidelines, promote the most appropriate use of diagnostic and therapeutic services to improve the quality of overall health care delivered to our members and members of other health plans that are covered under AIM’s programs. To provide additional impact to its clinical appropriateness program, AIM has also implemented a provider assessment program, OptiNet®, which promotes more informed selection of diagnostic imaging and testing facilities by providing cost and facility information to physicians at the point that a procedure is ordered. We have also leveraged AIM’s provider network assessment information to proactively engage and educate our members about imaging providers and sleep testing choices based on site capabilities and cost differences. This program is another example of how we facilitate improvements in the quality of care provided to our members and promote cost effective medical care. In addition, AIM radiology, cardiology, sleep medicine, radiation therapy, network assessment and member engagement solutions have been evaluated as quality improvement expenses under the National Association of Insurance Commissioners, or NAIC, medical loss ratio, or MLR, regulations. Fees for these programs can be included in calculations of a health plan’s MLR.
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
Pricing and Underwriting of Our Products
We price our products based on our assessment of current health care claim costs and emerging health care cost trends, combined with charges for administrative expenses, risk and profit, including charges for new ACA taxes and fees. We continually review our product designs and pricing guidelines on a national and regional basis so that our products remain competitive and consistent with our profitability goals and strategies.
In applying our pricing to each employer group and customer, we maintain consistent, competitive, disciplined underwriting standards. We employ our proprietary accumulated actuarial data in determining underwriting and pricing parameters. Where allowed by law and regulation, we underwrite large groups based on each group’s aggregate claim experience. Also, we employ credit underwriting procedures with respect to our self-funded products.
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
Regulation
General
Our operations are subject to comprehensive and detailed state, federal and international regulation throughout the jurisdictions in which we do business. As discussed below, the regulatory aspects of the U.S. health care system have been and will continue to be significantly affected by Health Care Reform. Supervisory agencies, including state health, insurance and corporation departments, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of our products and services;

•	monitor our solvency and reserve adequacy;

•	scrutinize our investment activities on the basis of quality, diversification and other quantitative criteria; and

•	impose monetary and criminal sanctions for non-compliance with regulatory requirements.
To carry out these tasks, these regulators periodically examine our operations and accounts.
Regulation of Insurance Company and HMO Business Activity
The governments of the states in which we conduct business, as well as the federal government, have adopted laws and regulations that govern our business activities in various ways. Further, Health Care Reform has resulted in increased federal regulation that is likely to have a significant impact on our business. These laws and regulations, which vary significantly from state to state and on the federal level, may restrict how we conduct our businesses and may result in additional burdens and costs to us. Areas of governmental regulation include but are not limited to:

•	medical loss ratios;

•	tax deductibility of certain compensation and Health Care Reform related fees;

•	licensure;

•	premium rates;

•	benefits;

•	eligibility requirements;

•	guaranteed availability and renewability;

•	service areas;

•	market conduct;

•	sales and marketing activities, including use and compensation of brokers and other distribution channels;

•	quality assurance procedures;

•	plan design and disclosures, including mandated benefits;

•	underwriting, marketing, pricing and rating restrictions for insurance products;

•	utilization review activities;

•	prompt payment of claims;

•	member rights and responsibilities;

•	collection, access or use of protected health information;

•	data reporting, including financial data and standards for electronic transactions;

•	payment of dividends;

•	provider rates of payment;

•	surcharges on provider payments;

•	provider contract forms;

•	provider access standards;

•	premium taxes, assessments for the uninsured and/or underinsured and insolvency guaranty payments;

•	member and provider complaints and appeals;

•	financial condition (including reserves and minimum capital or risk based capital requirements and investments);

•	reimbursement or payment levels for government funded business; and

•	corporate governance.
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
Patient Protection and Affordable Care Act
The ACA, signed into law on March 23, 2010, has created significant changes and will continue to create significant changes for health insurance markets for the next several years. Specifically, many of the near-term changes were effective for certain groups and individuals on their first renewal on or after September 23, 2010, including a prohibition on lifetime limits, certain annual limits, member cost-sharing on specified preventive benefits, pre-existing condition exclusions for children, increased restrictions on rescinding coverage and extension of coverage of dependents to the age of 26. Certain requirements for insurers were also effective in 2011, including changes to Medicare Advantage payments and the minimum MLR provision that requires insurers to pay rebates to customers when insurers do not meet or exceed the specified MLR thresholds. Most of the provisions of ACA with more significant effects on the health insurance marketplace, both state and federal, went into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, the assessment of new taxes and fees (including annual fees on health insurance companies), the creation of new insurance exchanges for individuals and small groups, the availability of premium subsidies for certain individual products, and substantial expansions in eligibility for Medicaid.
Despite significant preparation for the advent of the new federal and state health insurance exchanges, there have been many technical difficulties in the implementation of the exchanges, which entail uncertainties associated with mix and volume of business. In November 2013, CMS notified the various state Insurance Commissioners that, under a transitional policy, health insurance coverage in the individual or small group market that is renewed for a policy year starting between

January 1, 2014 and October 1, 2014 that would otherwise have been deemed non-compliant with certain market reforms under Health Care Reform will nonetheless not be considered by CMS to be out of compliance with respect to such market reforms provided certain conditions are met. CMS further encouraged state agencies responsible for enforcing the specified market reforms to adopt the same transitional policy with respect to this coverage. Some states have adopted the transitional policy, some have not adopted it and yet others have not taken a position.
Due to the impact of the transitional policy, we may be adversely selected by individuals who will have a higher acuity level than the anticipated pool of participants in the exchange markets. In addition, the risk adjustment, reinsurance, and risk corridor premium stabilization programs of Health Care Reform, or Health Care Reform Premium Stabilization Programs, established to apportion risk amongst insurers, may not be effective in appropriately mitigating the financial risks related to our exchange products. These factors, along with the limited information about the individuals who have access to these newly established exchanges that was available when we established premiums, may have a material adverse effect on our results of operations if premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
In addition, there have been other material changes and delays in the implementation of ACA that could have a material adverse effect on our results of operations, financial position, and cash flows. These include:

•	Delay in the effective date of the employer mandate from 2014 to 2015;

•	Extension of the 2013 open enrollment period to December 23, 2013 for a January 1, 2014 effective date;

•	Delay of the commencement of the 2014 open enrollment period from October 15 to November 15 through January 15, 2015;

•	Changes to the annual fees on health insurance companies;

•	Deferral of the online Small Business Health Options Program (SHOP) enrollment capabilities; and

•	Other yet to be announced changes and delays.
These delays and changes may have a material and significant impact on anticipated enrollment in on- and off-exchange products, thus affecting the risk pools and premium rates. The technical difficulties in implementing exchanges have impacted the sharing of enrollment information between the federal government and health insurers and will significantly delay payment and subsidies to insurers. Finally, implementation of ACA brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of False Claims Act violations, and an increased risk of other litigation.
ACA continues to require additional guidance and specificity to be provided by the Department of Health and Human Services, or HHS, the Department of Labor, CMS and the Department of the Treasury. These regulatory agencies continue to consider recommendations from external groups, such as the NAIC. Many provisions have final rules available for review while some proposed regulations have been released for comment or have yet to be released and others are in-process. Of particular note is the yet to be issued regulation pertaining to administrative simplification to create uniformity in implementing electronic standards. We continue to carefully evaluate each rule as it is issued; and, therefore, it continues to be too early to fully understand the impacts of the legislation on our overall business. Some of the more significant considerations of ACA are described below:

•
MLR regulations were issued by HHS in December 2011; however, significant changes could still occur to the MLR requirements through additional regulatory guidance and/or modification of the regulation. The minimum MLR thresholds by line of business, as defined by HHS, are as follows:

Line of Business	%
Large Group	85
Small Group	80
Individual	80

New York state regulations require us to meet a more restrictive MLR threshold of 82% for both Small Group and Individual lines of business. Certain other states have received approval from HHS to phase-in the MLR requirements in the Individual markets in those states and, as a result, are currently using lower thresholds for determination of potential rebates. The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of “benefit expense ratio” based on premium revenue and benefit expense as reported in accordance with U.S. generally accepted accounting principles, or GAAP. Furthermore, the definitions of the lines of business differ under the various state and federal regulations and may not correspond to our lines of business. Definitions under the MLR regulation also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Significant changes to the MLR requirements may occur through additional regulatory action by HHS.
 Approximately 63.1% and 27.3% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2013. Approximately 74.4% and 28.5% of our premium revenue and medical membership, respectively, were subject to the minimum MLR regulations as of and for the year ended December 31, 2012. Beginning with rebates paid in 2014 for the 2013 benefit year, MLR rebates will be based on a three year average. This calculation will determine an average MLR for each market segment within each state for the previous three calendar years. Additionally, insurers will be able to adjust experience to account for prior MLR rebates refunded to groups or individuals. Once the three year average MLR is calculated and compared to the minimum MLR threshold, the rebate percentage will be applied to current year premiums as defined by Health Care Reform. Beginning with MLR rebates paid in 2015 for the 2014 benefit year, insurers will adjust for the Health Care Reform Premium Stabilization Programs.
Health Care Reform also imposes a separate minimum MLR threshold of 85% for Medicare Advantage plans beginning in 2014. Medicare Advantage plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.

•
ACA required states to establish health insurance exchanges by January 1, 2014 through which qualified individuals and qualified small employers may access coverage. If a state failed to establish a health insurance exchange, the federal government established a health insurance exchange in that state. To date sixteen states plus the District of Columbia have elected to operate state-based exchanges. The remaining states have either a federal partnership exchange (seven states) or a federally operated exchange (twenty-seven states). In the states in which we offer products on exchanges, six states have passed legislation or executive orders establishing state-based health insurance exchanges (California, Colorado, Connecticut, Kentucky, Nevada and New York).

•
ACA requires the modification of existing products and development of new products to meet the requirements of the legislation. Products must cover essential health benefits as defined in ACA along with many other requirements and cost sharing changes. Health insurers must offer individual and small group products that meet the definition of the “metal” requirements (bronze, silver, gold and platinum). Each metal product must satisfy a specific actuarial value. Health insurers participating in exchanges must offer at least one silver and one gold product. Additionally, effective January 1, 2014, health insurers were required to cancel or discontinue the sale of existing non-ACA-compliant individual and small group products, subject to the conditions of the November 2013 CMS transitional policy discussed above.

•
Regulations became effective in September 2011 that require filings for premium rate increases for small group and individual products above specified thresholds, generally 10%, to be reviewed. The regulations provide for state insurance regulators to conduct the reviews, except for cases where a state does not have an “effective” rate review program, in which case HHS will conduct the reviews for any rate increase filed.

•
The Health Care Reform Premium Stabilization Programs introduce new requirements to the MLR calculation, beginning with the 2014 benefit year for the individual and small group markets. The risk adjustment program is a permanent program that transfers dollars from insurers who enroll individuals with lower relative health risk to insurers who enroll individuals with higher relative health risk. Risk adjustment payments/receipts will be determined separately for each state and for individual and small group. The second premium stabilization program is the transitional reinsurance program, a temporary program that runs from 2014 through 2016. The transitional reinsurance program is intended to help stabilize premiums by reimbursing issuers of ACA-compliant non-grandfathered individual market plans for eligible claims between a defined attachment point and ceiling, at a coinsurance rate defined by HHS. The program will be funded through assessments per covered enrollee upon the commercial health insurance market and sponsors of self-funded health benefit plans of approximately $12.0 billion, $8.0 billion and $5.0 billion in 2014, 2015 and 2016, respectively. The final premium stabilization program is the temporary risk corridors program, also a three year program through 2016, that protects insurers from inaccurate pricing of individual and small group qualified health plans and substantially similar off-exchange products.
Beginning in 2014, MLR rebate calculations will be adjusted to reflect the Health Care Reform Premium Stabilization Programs. To determine an insurer’s MLR, the numerator of the MLR will be reduced by receipts from the risk adjustment, reinsurance, and risk corridors programs, or increased by payments from the risk adjustment and risk corridors programs. The denominator of the MLR formula will be reduced by reinsurance contributions. This adjusted insurer-specific MLR will then be compared to the minimum MLR threshold for each line of business. The Health Care Reform Premium Stabilization Programs are not applicable to Large Group business.

•
Through December 31, 2013 and depending on the laws in each state, health insurers were allowed to consider factors such as health status, gender and age in determining the appropriate premium for products in the individual and small group markets. Some states have adopted rules that limit the variation between the highest and lowest premium for the identical insurance policy. The differential in pricing is commonly referred to as “rating bands”. The process of using these rating bands allows health insurers to appropriately price for products and to spread the risk more broadly across all policyholders. Except for policies issued under the CMS transitional policy, beginning in 2014, ACA precludes health insurers from using health status and gender in the determination of the appropriate insurance premium. In addition, rating bands for age cannot vary by more than 3 to 1 and the rating bands for tobacco use cannot vary by more than 1.5 to 1. This change will likely have a significant impact on the majority of individual and small group customers and could lead to adverse selection in the market.

•
In 2014 significant new taxes and fees will be paid by health insurers, some of which may or may not be passed through to customers. The most significant of the taxes and fees is the annual fee on health insurance companies. For 2014, a total of $8.0 billion will be collected from all health insurance companies to which the annual fee is assessed. The annual fee is $11.3 billion for 2015 and 2016, $13.9 billion for 2017 and $14.3 billion for 2018. For 2019 and beyond, the annual fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year. The annual fee will be allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business during the preceding calendar year.

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

In June 2012, the U.S. Supreme Court issued a decision affirming that the majority of the provisions of the ACA were constitutional. However, the provision of the ACA related to the mandatory expansion of state Medicaid programs was declared unconstitutional. Several cases pertaining to the constitutionality of the contraceptive mandate are currently pending before the U.S. Supreme Court and will likely be heard and decided during the coming year. Other pending cases pertain to challenges to the premium tax subsidies and whether the subsidies are available for eligible residents in all states or only those residents in states which have established state-based exchanges. In January 2014, the D.C. District Court upheld the subsidies for both state-based and federal exchanges and an appeal is anticipated.
Dodd-Frank Wall Street Reform and Consumer Protection Act
During 2010, the U.S. Congress passed and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act represents a far-reaching overhaul of the framework for the U.S. financial services industry. Even though we are primarily a health benefits company, our business has been impacted by the Dodd-Frank Act. Many of its provisions require the adoption of rules for implementation, including those that govern which non-bank financial companies may become subject to the oversight of the Federal Reserve. These non-bank financial companies are defined as those that could pose a threat to the economy’s financial stability either due to the potential of material financial distress at the company or due to the company’s ongoing activities. While we are not currently considered a non-bank financial company for purposes of Federal Reserve oversight, future regulations or interpretations could change that result. Further, our investments in derivative instruments are subject to new rules regarding the reporting and clearing of transactions and new margin requirements.
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
In addition, there are proposed regulations on the HIPAA Privacy Accounting of Disclosures provisions and the HIPAA Security Rule that will greatly increase our administrative costs if they are enacted as proposed.
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
The states of domicile of our regulated subsidiaries have statutory risk-based capital, or RBC, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. The law requires increasing degrees of regulatory oversight and intervention as a company’s RBC declines. As of December 31, 2013, the RBC levels of our insurance and HMO subsidiaries exceeded all RBC thresholds.
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
States’ adoption of the revised NAIC Model Guaranty Fund Act will tend to decrease our liability for insolvent insurers. The revised act reduces the premium base on which assessments are calculated, by omitting Medicare Parts C and D premium from the assessment base.
While the amount and timing of any future assessments cannot be predicted with certainty, we believe that future guaranty association assessments for insurer insolvencies will not have a material adverse effect on our liquidity and capital resources with the exception of potential exposure related to the Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company insolvency as discussed in Note 14, “Commitments and Contingencies”, to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Employees
At December 31, 2013, we had approximately 48,200 employees. Our employees are an important asset, and we seek to develop them to their full potential. We believe that our relationship with our employees is good.
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
Federal Health Care Reform legislation, together with the changes in federal and state regulations that have been enacted to implement Health Care Reform, could adversely affect our business, cash flows, financial condition and results of operations.
The passage of Health Care Reform during 2010 and subsequent regulations represent significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014. In addition, the new laws impose significant fees, assessments and taxes on us and other health insurers, health plans and other industry participants. Health Care Reform imposes an annual industry-wide $8.0 billion health insurer fee beginning in 2014 and growing to $14.3 billion by 2018 and increasing annually thereafter. This health insurance fee is not deductible for income tax purposes and will be allocated pro rata among us and other industry participants based on net premiums written. Health Care Reform also imposes industry-wide reinsurance assessments of $12.0 billion, $8.0 billion and $5.0 billion in 2014, 2015 and 2016, respectively. Insurance companies will pay the fees based upon insured members whereas self-insured entities will pay them directly to HHS. As we are one of the nation's largest health benefits companies, we expect our share of the Health Care Reform fees, assessments and taxes to be significant. There is some uncertainty whether we will be able to include all or a portion of these fees, assessments and taxes in our premium rates.
Health Care Reform also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage and expanded benefit requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, increased restrictions on rescinding coverage, establishment of minimum MLR and customer rebate requirements, creation of a federal rate review process, a requirement to cover preventive services on a first dollar basis, the establishment of insurance exchanges and essential benefit packages and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for our health plans participating in the Medicare Advantage program over time. There are also limitations on the amount of compensation that is deductible for income tax purposes.
The legislation also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. Effectively adapting to these risk adjustment provisions may require us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be adversely affected.
Some of the provisions of Health Care Reform became effective immediately upon enactment, while most of the other provisions became effective in January 2014, with the remaining provisions to be phased in over the next several years. These changes could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs. We have dedicated, and will continue to dedicate, material resources and incurred, and will continue to incur, material expenses to implement and comply with Health Care Reform at both the state and federal levels, including implementing and complying with future regulations that provide guidance on and clarification of significant portions of the legislation. The Health Care Reform law and regulations are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. Difficulties and delays with regard to implementation of provisions of Health Care Reform at the end of 2013, including with regard to the functionality of the federal and state health insurance exchanges and the lack of full cooperation and coordination between federal and state authorities as to implementation of Health Care Reform, have increased uncertainties and made our planning relating to Health Care Reform more difficult and unpredictable, which increases the risk that we will experience unanticipated adverse consequences arising out of Heath Care Reform.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
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
State legislatures will continue to focus on health care delivery and financing issues. Most states are very focused on how to manage and reduce their budgets and are exploring ways to mitigate costs. As such, some states have acted to reduce or limit increases to premium payments. Others have enacted, or are contemplating enacting, significant reform of their health insurance markets to include provisions affecting both public programs and privately-financed health insurance arrangements. We cannot assure you that, if enacted into law, these proposals would not have a negative impact on our business, operations or financial condition. In addition, California has enacted legislation to establish minimum benefit expense ratio thresholds and continues to consider legislative proposals to require prior regulatory approval of premium rate increases. California also has a November 2014 ballot initiative requiring prior regulatory approval of rate increases for the individual and small group products, which, if passed, could prevent us from securing necessary rate and benefit changes. If enacted, these state proposals could have a material adverse impact on our business, cash flows, financial condition or results of operations.
The U.S. Supreme Court has determined that significant portions of the ACA, including the provisions regarding health care exchanges, are constitutional. As a result, some states have developed their own exchanges, while other states are relying on HHS to operate the exchange in their states or are implementing partnership exchanges with the Federal government. These multiple exchange options have led to increased uncertainties and made our planning for these health insurance exchanges more difficult. The Supreme Court decision also permitted states to opt out of the elements of Health Care Reform that require expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding. A number of states, including Florida, Georgia, Indiana, Maine, Tennessee, Texas, Virginia and Wisconsin, have indicated their current decision to opt out of Medicaid expansion, at least for the present time. If states allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment and reduced growth opportunities.

Additionally, from time to time, Congress has considered, or may consider in the future, various forms of managed care reform legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under ERISA. There have been legislative attempts to limit ERISA’s preemptive effect on state laws and litigants’ ability to seek damages beyond the benefits offered under their plans. If adopted, such limitations could increase our liability exposure, could permit greater state regulation of our operations, and could expand the scope of damages, including punitive damages, litigants could be awarded. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business.
Our inability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain our current provider agreements may adversely affect our business and profitability.
Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider contracts. Last minute changes in the implementation of Health Care Reform at the end of 2013, in particular those relating to difficulties with the functionality of federal and state health insurance exchanges, may increase the likelihood that our assumptions underlying the pricing and design of our exchange products prove to be inaccurate in a way that materially adversely affects the expected profitability of those products. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations. Relatively small differences between predicted and actual health care costs as a percentage of premium revenues can result in significant changes in our results of operations, particularly with respect to our products sold through the federal and state health insurance exchanges, as neither we nor our competitors have any prior experience with pricing such products or the utilization rates for medical or other covered services by members who purchase our products through such exchanges. The exchanges may increase the risk that our products will be selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these exchange products. Therefore, health care benefit costs in excess of our cost projections reflected in our exchange product pricing cannot be recovered in the current premium period through higher premiums; however, in certain circumstances, Federal risk adjustment mechanisms, including risk adjustment payments, risk corridors and reinsurance, could help offset health care benefit costs in excess of our projections. If it is determined that our assumptions regarding cost trends, utilization, enrollment, adverse selection, acuity and other assumptions utilized in setting our premium rates are significantly different than actual results, even with these risk adjustment mechanisms, our income statement and financial position could be adversely affected.
In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, ACA includes an annual rate review requirement to prohibit unreasonable rate increases, and beginning in 2014, our plans may be excluded from participating in the health insurance exchanges if they are deemed to have a history of “unreasonable” rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, delays in premium payments or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.
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
Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health care providers. The failure to maintain or to secure cost-effective health care provider contracts may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, accountable care organizations, or ACO, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our results of operations, financial position and cash flow could be adversely affected. Further, our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, do not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings.
A significant reduction in the enrollment in our health benefits programs could have an adverse effect on our business and profitability.
A significant reduction in the number of enrollees in our health benefits programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures; employers no longer offering certain health care coverage as an employee benefit or electing to offer this coverage on a voluntary, employee-funded basis; state and federal regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; negative publicity and news coverage; implementation of federal and state exchanges and underwriting changes in 2014; and failure to attain or maintain nationally recognized accreditations.
There are various risks associated with participating in Medicaid and Medicare programs, including dependence upon government funding, compliance with government contracts and increased regulatory oversight.
We contract with various state and federal agencies, including CMS, to provide managed health care services, including Medicare Advantage plans, Medicare Supplement plans, Medicare approved prescription drug plans, Medicaid programs and CHIP. We also provide various administrative services for several other entities offering medical and/or prescription drug plans to their Medicare eligible members through our affiliated companies and we offer employer group waiver plans which provide medical and/or prescription drug coverage to retirees. We are also participating in Medicare and Medicaid dual eligible programs in several states. These programs in our Government Business segment have been the subject of recent regulatory reform initiatives, including Health Care Reform, which are still in the process of being implemented. It is difficult to predict the future impact of Health Care Reform on our Government Business segment due to Health Care Reform’s complexity, gradual and delayed implementation, and possible amendment. Health Care Reform, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on our business, financial condition and results of operations.
Revenues from the Medicare and Medicaid programs are dependent, in whole or in part, upon annual funding from the federal government and/or applicable state governments. The base premium rate paid by each state or federal agency differs depending upon a combination of various factors such as defined upper payment limits, a member’s health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Future levels of Medicare and Medicaid rates may be affected by continued government efforts to contain costs and may be further affected by state and federal budgetary constraints. If the federal government or any state in which we operate were to decrease rates paid to us, or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our business, financial condition and results of operations. Further, certain of our contracts with the states are subject to cancellation in the event of the unavailability of state funds. In addition, the various states’ new Medicare and Medicaid dual eligible programs are still subject to uncertainty surrounding payment rates and other requirements, which could affect where we seek to participate in these new programs. An unexpected reduction, inadequate government funding or significantly delayed payments for these programs may adversely affect our revenues and financial results.
A portion of our premium revenue comes from CMS through our Medicare Advantage and Medicare Part D contracts. As a consequence, our Medicare Advantage and Medicare Part D plans are dependent on federal government funding levels. The premium rates paid to Medicare plans are established based on benchmarks which are now tied to a percentage of Medicare fee for service, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories and risk scores. Beginning in 2014, Medicare Advantage and Medicare Part D plans will be subject to MLR rules. Continuing government efforts to contain health care related expenditures, including prescription drug cost, and other federal budgetary constraints that result in changes in the Medicare program, including changes with respect to funding, could lead to reductions in the amount of reimbursement, or other changes that could have a material adverse effect on our business, financial condition and results of operations.
Risks associated with the Medicare Advantage and Medicare Part D plans include potential uncollectability of receivables resulting from processing and/or verifying enrollment, inadequacy of underwriting assumptions, inability to receive and process correct information (including inability due to systems issues by the federal government, the applicable state government or us), uncollectability of premiums from members, increased medical or pharmaceutical costs, and the limited enrollment periods in this business. While we believe we have adequately reviewed our assumptions and estimates regarding these complex and wide-ranging programs under Medicare Parts C and D, including those related to collectability of receivables and establishment of liabilities, the actual results may be materially different than our assumptions and estimates and could have a material adverse effect on our business, financial condition and results of operations.
Our contracts with the various state governmental agencies and CMS contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements specific to state and federal program regulations. If we fail to comply with these requirements, we may be subject to fines, penalties, liquidated damages and retrospective adjustments in payments made to our health plans, that could impact our profitability. Additionally, we could be required to file a corrective plan of action with additional penalties for noncompliance, including a negative impact on future membership enrollment levels. Further, certain of our CMS and state Medicaid contracts are subject to a competitive procurement process, and if our existing contracts are not renewed or if we are not awarded new contracts as a result of this competitive procurement process, this could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Further, CMS has been conducting audits of our Medicare Advantage health plans to validate the diagnostic data and patient claims that are submitted to CMS. These audits may result in retrospective adjustments in payments made to our health plans. In addition, if we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. The ACA also established recovery audit programs for Medicare Parts C and D. The Medicare Part D Recovery Audit Contractor, or RAC, has been auditing Medicare Part D claims and recouping overpayments since 2012, and CMS expects to award a Medicare Part C RAC contract in fiscal year 2014, which could increase the amount of audits and subsequent recoupments by the federal government.
Regional concentrations of our business may subject us to economic downturns in those regions.
Most of our revenues are generated in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Maryland, Missouri, Nevada, New Hampshire, New York, Ohio, Tennessee, Texas, Virginia and Wisconsin. Due to this concentration of business in these states, we are exposed to potential losses resulting from the risk of state specific or regional economic downturns impacting these states. If such negative economic conditions do not improve, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

The health benefits industry is subject to negative publicity, which can adversely affect our business and profitability.
The health benefits industry is subject to negative publicity, which can arise from, among other things, the ongoing debate over Health Care Reform. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability by: adversely affecting our ability to market our products and services; requiring us to change our products and services; or increasing the regulatory burdens under which we operate.
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
As a health benefits company, we operate in a highly competitive environment and in an industry that is currently subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. For example, beginning in 2014, we have started to compete for sales on insurance exchanges, which has required, and will continue to require, us to develop or acquire the tools (including social media tools) necessary to interact with the exchanges and with consumers using the exchanges, increase our focus on individual customers and improve our consumer-focused marketing, customer interfaces and product offerings. These factors have produced and will likely continue to produce significant pressures on the profitability of health benefits companies.
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
We are dependent on retaining existing employees, attracting additional qualified employees to meet current and future needs and achieving productivity gains from our investment in technology. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
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
Our health care products that involve greater potential risk generally tend to be more profitable than administrative services products and those health care products where the employer groups assume the underwriting risks. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products. It is not yet clear whether our products sold on the federal and state health insurance exchanges will be more or less profitable products. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our financial condition and results of operations.
As a holding company, we are dependent on dividends from our subsidiaries. These dividends are necessary to pay our outstanding indebtedness. Our regulated subsidiaries are subject to state regulations, including restrictions on the payment of dividends, maintenance of minimum levels of capital and restrictions on investment portfolios.
We are a holding company whose assets include all of the outstanding shares of common stock (or other ownership interest) of our subsidiaries including our intermediate holding companies and regulated insurance and HMO subsidiaries. Our subsidiaries are separate legal entities. As a holding company, we depend on dividends from our subsidiaries. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries will have a superior claim to certain of our subsidiaries’ assets. Among other restrictions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends. In some states we have made special undertakings that may limit the ability of our regulated subsidiaries to pay dividends. In addition, our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, business and tax considerations and other legal restrictions. Our ability to repurchase shares or pay dividends in the future to our shareholders and meet our obligations, including paying operating expenses and debt service on our outstanding and future indebtedness, will depend upon the receipt of dividends from our subsidiaries. An inability of our subsidiaries to pay dividends in the future in an amount sufficient for us to meet our financial obligations may materially adversely affect our business, cash flows, financial condition and results of operations.
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

A downgrade in our credit ratings could have an adverse effect on our business, financial condition and results of operations.
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
We face risks related to litigation.
We are, or may in the future, be a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits and administrative charges before government agencies, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include claims relating to the denial of health care benefits; the rescission of health insurance policies; development or application of medical policy; medical malpractice actions; product liability claims; allegations of anti-competitive and unfair business activities; provider disputes over compensation; provider tiering programs; termination of provider contracts; the recovery of overpayments from providers; self-funded business; disputes over co-payment calculations; reimbursement of out-of-network claims; the failure to disclose certain business or corporate governance practices; the failure to comply with various state or federal laws, including but not limited to, ERISA and the Mental Health Parity Act; and customer audits and contract performance, including government contracts. These actions or proceedings could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In addition, we are also involved in, or may in the future be party to, pending or threatened litigation of the character incidental to the business transacted, arising out of our operations or our 2001 demutualization, including, but not limited to, breaches of security and violations of privacy requirements, shareholder actions, compliance with federal and state laws and regulations (including qui tam or “whistleblower” actions), or sales and acquisitions of businesses or assets, and are from time to time involved as a party in various governmental investigations, audits, reviews and administrative proceedings, including challenges to the award of government contracts by disappointed bidders. These investigations, audits and reviews include routine and special investigations by various state insurance departments, state attorneys general and the U.S. Attorney General. Such investigations could result in the imposition of civil or criminal fines, penalties and other sanctions. Liabilities that may result from these actions could have a material adverse effect on our cash flows, results of operations or financial position.
Recent court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic (including injunctive relief), treble or punitive damages may be sought. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition.
Our future obligations for state guaranty association assessments could increase in the event that Health Care Reform and its implementation result in increased insolvencies of health plans.
Under insolvency or guaranty association laws in most states, insurance companies can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company becomes insolvent. Most state insolvency or guaranty association laws provide for assessments based upon the amount of premiums received on insurance underwritten within such state. While in the past, health insurance company insolvencies have been infrequent, the changes to the U.S. health care system and markets and related uncertainties from implementation of Health Care Reform may result in increased insolvencies of health insurance companies covered by these state insolvency or guaranty association laws. In that event, we may experience increased guaranty association assessments for health insurer insolvencies, the amount and timing of which cannot be predicted with certainty.
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
We use the Blue Cross and Blue Shield names and marks as identifiers for our products and services under licenses from the BCBSA. Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks, including: minimum capital and liquidity requirements imposed by the BCBSA; enrollment and customer service performance requirements; participation in programs that provide portability of membership between plans; disclosures to the BCBSA relating to enrollment and financial conditions; disclosures as to the structure of the Blue Cross and Blue Shield system in contracts with third parties and in public statements; plan governance requirements; a requirement that at least 80% (or, in the case of Blue Cross of California, substantially all) of a licensee’s annual combined local net revenue, as defined by the BCBSA, attributable to health care plans and related services within its service areas must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that at least 66 2/3% of a licensee’s annual combined national net revenue, as defined by the BCBSA, attributable to health care plans and related services must be sold, marketed, administered or underwritten under the Blue Cross and Blue Shield names and marks; a requirement that neither a plan nor any of its licensed affiliates may permit an entity other than a plan or a licensed affiliate to obtain control of the plan or the licensed affiliate or to acquire a substantial portion of its assets related to licensable services; a requirement that we divide our Board of Directors into three classes serving staggered three-year terms; a requirement that we guarantee certain contractual and financial obligations of our licensed affiliates; and a requirement that we indemnify the BCBSA against any claims asserted against it resulting from the contractual and financial obligations of any subsidiary that serves as a fiscal intermediary providing administrative services for Medicare Parts A and B. Failure to comply with the foregoing requirements could result in a termination of the license agreements.
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
Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross and/or Blue Shield license in the vacated service area. The fee is set at $98.33 per licensed enrollee. As of December 31, 2013 we reported 26.6 million Blue Cross and/or Blue Shield enrollees. If the Re-establishment Fee was applied to our total Blue Cross and/or Blue Shield enrollees, we would be assessed approximately $2.6 billion by the BCBSA.
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
Due largely to our past mergers, acquisitions and divestitures, goodwill and other intangible assets represent a substantial portion of our assets. If we make additional acquisitions it is likely that we will record additional intangible assets on our consolidated balance sheets.
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
Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. One of our sources of liquidity is our $2,500.0 million commercial paper program under which we had only $379.2 outstanding at December 31, 2013. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 million senior revolving credit facility to redeem our commercial paper when it matures. We believe the lenders participating in our senior credit facility will be willing and able to provide financing in accordance with their legal obligations.

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
In accordance with FASB guidance for debt and equity investments, we classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Current and long-term available-for-sale investment securities represented a significant percentage of our total consolidated assets at December 31, 2013. Also, in accordance with applicable FASB accounting guidance, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis analyzing both quantitative and qualitative factors. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends.
Changes in the economic environment, including periods of increased volatility of the securities markets, can increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We believe we have adequately reviewed our investment securities for impairment and we believe that we have appropriately estimated the fair values of our investment securities. However, over time, the economic and market environment may provide additional insight, which could change our judgment regarding the fair value of certain securities and/or impairment. Given the sometimes rapidly changing market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.
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
As part of our normal operations, we collect, process and retain sensitive and confidential member information. We are subject to various federal, state and international laws and rules regarding the use and disclosure of sensitive or confidential member and provider information, including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act, and numerous state laws governing personal information. Despite the security measures we have in place to help ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, are vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Noncompliance with any privacy or security laws and regulations, or any security breach, cyber-attack or cyber security breach, and any incident involving the misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential member information, whether by us or by one of our vendors, could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. As a result of our merger and acquisition activities, we have acquired additional systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, emerging cyber security risks and threats, evolving industry and regulatory standards including the minimum MLR rebates, exchanges and other aspects of Health Care Reform, compliance with legal requirements (such as a new set of standardized diagnostic codes, known as ICD-10), private insurance exchanges and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately.
Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have a decrease in membership, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, have disputes with customers and providers, have regulatory problems, sanctions or penalties imposed, have increases in operating expenses or suffer other adverse consequences. In addition, federal regulations require that we begin using ICD-10 by October 2014, which will require significant information technology investment. If we fail to adequately implement ICD-10 or comply with the operating rules, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations. Also, as we convert or migrate members to our more efficient and effective systems, the risk of disruption in our customer service is increased during the migration or conversion process and such disruption could have a material adverse effect on our business, cash flow, financial condition and results of operations.
We continue to implement initiatives for more effective and efficient information technology systems by modernizing interactions with customers, brokers, agents, providers, employees and other stakeholders through web-enabling technology and redesigning internal operations. We cannot assure you that we will be able to fully implement all desired products or systems in a timely and effective manner. The failure to implement and maintain the most advanced technological capabilities could result in competitive and cost disadvantages to us as compared to our competitors.
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
We are a party to an agreement with Express Scripts whereby Express Scripts is the exclusive provider of PBM services to certain of our members, excluding Amerigroup and certain self-insured members that have exclusive agreements with different PBM service providers, provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014. The Express Scripts PBM services include, but are not limited to, pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. The failure of either party to meet the respective requirements could potentially serve as a basis for early termination of the contract. If this relationship was terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations. In addition, our failure to meet certain minimum script volume requirements may result in financial penalties that could have a material adverse effect on our results of operations.
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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal executive offices are located at 120 Monument Circle, Indianapolis, Indiana. In addition to this location, we have other principal operating facilities located in each of the 14 states where we operate as licensees of the BCBSA, in each of the eight additional states where Amerigroup conducts business and in the additional state of Arizona where CareMore maintains a branch office. A majority of these locations are leased properties. Our facilities support our various business segments. We believe that our properties are adequate and suitable for our business as presently conducted as well as for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS.
For information regarding our legal proceedings, see the “Litigation” and “Other Contingencies” sections of Note 14, “Commitments and Contingencies” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices
Our common stock, par value $0.01 per share, is listed on the NYSE under the symbol “WLP.” On February 7, 2014, the closing price on the NYSE was $84.68. As of February 7, 2014, there were 78,847 shareholders of record of our common stock. The following table presents high and low sales prices for our common stock on the NYSE for the periods indicated.

	High	Low
2013
First Quarter	$66.62	$58.75
Second Quarter	82.33	65.82
Third Quarter	90.00	80.75
Fourth Quarter	94.36	83.13
2012
First Quarter	$74.73	$63.34
Second Quarter	73.80	63.22
Third Quarter	64.66	52.52
Fourth Quarter	63.63	53.69
Dividends
The quarterly cash dividend declared by our Board of Directors was $0.3750, $0.2875 and $0.2500 per share in 2013, 2012 and 2011, respectively. On January 28, 2014, our Board of Directors declared a quarterly cash dividend to shareholders of $0.4375 per share.
We regularly review the appropriate use of capital, including common stock repurchases, repurchases of debt and dividends to shareholders. The declaration and payment of any dividends or repurchases of common stock or debt securities is at the discretion of our Board of Directors and depends upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Further, our ability to pay dividends to our shareholders, if authorized by our Board of Directors, is significantly dependent upon the receipt of dividends from our subsidiaries, including Anthem Insurance Companies, Inc., Anthem Southeast, Inc., Anthem Holding Corp., WellPoint Holding Corp., WellPoint Acquisition, LLC, WellPoint Insurance Services, Inc., ATH Holding Company, LLC and SellCore, Inc. The payment of dividends by our insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance departments.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs[3]
(In millions, except share and per share data)
October 1, 2013 to October 31, 2013	2,121,081	$86.10	2,114,200	$3,965.9
November 1, 2013 to November 30, 2013	948,874	87.62	933,809	3,876.9
December 1, 2013 to December 31, 2013	2,118,533	90.01	2,066,685	3,691.0
	5,188,488		5,114,694

1
Total number of shares purchased includes 73,794 shares delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the year ended December 31, 2013, we repurchased 20,748,394 shares at a cost of $1,645.9 under the program, including the cost of options to purchase shares. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $3,500.0 on September 25, 2013. Between January 1, 2014 and February 7, 2014, we repurchased 5.4 shares at a cost of $457.6, bringing our current availability to $2,633.4 at February 7, 2014 (see note 3 below for additional discussion of current availability). No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

3
On February 4, 2014, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of shares, equal to $600.0, as determined by the dollar volume weighted-average share price during a period up through at least March 14, 2014, but not to exceed March 31, 2014. At the end of the term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted-average price during the same period. On February 4, 2014, we repurchased 6.0 shares under this program. These ASR shares are not included in the shares repurchased subsequent to December 31, 2013, discussed in note 2 above, as the final shares to be repurchased will not be determined until the completion of the program in March 2014. However, the $600.0 has been removed from the authorization remaining as of February 7, 2014 discussed in note 2 above.

Performance Graph
The following Performance Graph and related information compares the cumulative total return to shareholders of our common stock for the period from December 31, 2008 through December 31, 2013, with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P Managed Health Care Index”). The graph assumes an investment of $100 on December 31, 2008 in each of our common stock, the S&P 500 Index and the S&P Managed Health Care Index (and the reinvestment of all dividends).
The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from S&P Capital IQ, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
$300
$250
$200
$150
$100
$50
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
WellPoint, Inc.
S&P 500 Index
S&P Managed Health Care index

	December 31,
	2008	2009	2010	2011	2012	2013
WellPoint, Inc.	$100	$138	$135	$160	$149	$231
S&P 500 Index	100	126	146	149	172	228
S&P Managed Health Care Index	100	128	139	187	198	293

Based upon an initial investment of $100 on December 31, 2008 with dividends reinvested.

ITEM 6. SELECTED FINANCIAL DATA.
The table below provides selected consolidated financial data of WellPoint. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2013. You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2013 included in Part II, Item 8 “Financial Statements and Supplementary Data”, and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form
10-K.

	As of and for the Years Ended December 31
	2013 [1]	2012 [1,2]	2011 [2]	2010	2009 [2]
(in millions, except where indicated and except per share data)
Income Statement Data
Total operating revenue[3]	$70,191.4	$60,514.0	$59,865.2	$57,740.5	$60,740.0
Total revenues	71,023.5	61,497.2	60,710.7	58,698.5	64,939.5
Income from continuing operations	2,634.3	2,651.0	2,646.7	2,887.1	4,745.9
Net income	2,489.7	2,655.5	2,646.7	2,887.1	4,745.9
Per Share Data
Basic net income per share - continuing operations	$8.83	$8.25	$7.35	$7.03	$9.96
Diluted net income per share - continuing operations	8.67	8.17	7.25	6.94	9.88
Dividends per share	1.50	1.15	1.00	—	—
Other Data (unaudited)
Benefit expense ratio[4]	85.1%	85.3%	85.1%	83.2%	83.6%
Selling, general and administrative expense ratio[5]	14.2%	14.3%	14.1%	15.1%	14.8%
Income from continuing operations before income taxes as a percentage of total revenues	5.4%	6.3%	6.5%	7.4%	11.4%
Net income as a percentage of total revenues	3.5%	4.3%	4.4%	4.9%	7.3%
Medical membership (in thousands)	35,653	36,130	34,251	33,323	33,670
Balance Sheet Data
Cash and investments	$22,395.9	$22,464.6	$20,696.5	$20,311.8	$22,610.9
Total assets	59,574.5	58,955.4	52,163.2	50,242.5	52,147.9
Long-term debt, less current portion	13,573.6	14,170.8	8,465.7	8,147.8	8,338.3
Total liabilities	34,809.3	35,152.7	28,875.0	26,429.9	27,284.6
Total shareholders’ equity	24,765.2	23,802.7	23,288.2	23,812.6	24,863.3

1
The operating results of 1-800 CONTACTS, Inc. are reported as discontinued operations at December 31, 2013 as a result of the pending divestiture. Included in Net income for the year ended December 31, 2013 is a loss from discontinued operations, net of tax, of $144.6. Included in Net income for the year ended December 31, 2012 is income from discontinued operations, net of tax, of $4.5.

2
The net assets of and results of operations for AMERIGROUP Corporation are included from its acquisition date of December 24, 2012. The net assets of and results of operations for CareMore Health Group, Inc. are included from its acquisition date of August 22, 2011. The net assets of and results of operations for DeCare Dental, LLC are included from its acquisition date of April 9, 2009. The results of operations for our pharmacy benefits management, or PBM, business are included until its sale on December 1, 2009. The results of operations for the year ended December 31, 2009 includes pre-tax and after-tax gains related to the sale of our PBM business of $3,792.3 and $2,361.2, respectively.

3	Operating revenue is obtained by adding premiums, administrative fees and other revenue.

4	The benefit expense ratio represents benefit expenses as a percentage of premium revenue.

5	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total operating revenue.

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
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Overview
On May 20, 2013, we announced certain organizational and executive leadership changes to align with how our new Chief Executive Officer is managing our operations. Beginning with the three months ended June 30, 2013, our organizational structure is comprised of three reportable segments: Commercial and Specialty Business; Government Business; and Other. Prior period segment information has been reclassified to conform to the new segment reporting structure.
Our Commercial and Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial and Specialty Business segment offer fully-insured products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance.
Our Government Business segment includes our Medicare and Medicaid businesses, National Government Services, or NGS, and services provided to the Federal Government in connection with the Federal Employee Program, or FEP. Our Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while our Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs, or CHIP, and Medicaid expansion programs. NGS acts as a Medicare contractor in several regions across the nation.
Our Other segment includes other businesses that do not meet the quantitative thresholds for an operating segment as defined by Financial Accounting Standards Board, or FASB, guidance, as well as corporate expenses not allocated to the other reportable segments.
In preparation for the coming changes to the health care system and to focus on our core growth opportunities across our Commercial and Specialty Business and Government Business segments, we entered into a definitive agreement in December 2013 to sell our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business to the private equity firm Thomas H. Lee Partners, L.P. Concurrently, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets. The divestitures were completed on January 31, 2014. The operating results for 1-800 CONTACTS are reported as discontinued operations as a result of the pending divestiture at December 31, 2013. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale in the consolidated balance sheets included in this Form 10-K. Unless otherwise specified, all financial information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with FASB guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, “Business Acquisitions and Divestitures," to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Our operating revenue consists of premiums, administrative fees and other revenue. Premium revenue comes from fully-insured contracts where we indemnify our policyholders against costs for covered health and life benefits. Administrative fees come from contracts where our customers are self-insured, or where the fee is based on either processing of transactions or a percent of network discount savings realized. Additionally, we earn administrative fee revenues from our Medicare processing business and from other health-related businesses including disease management programs. Other revenue includes miscellaneous income other than premium revenue and administrative fees.
Our benefit expense primarily includes costs of care for health services consumed by our members, such as outpatient care, inpatient hospital care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs include the cost of outpatient medical procedures per visit, inpatient hospital care per admission, physician fees per office visit and prescription drug prices. Utilization rates represent the volume of consumption of health services and typically vary with the age and health status of our members and their social and lifestyle choices, along with clinical protocols and medical practice patterns in each of our markets. A portion of benefit expense recognized in each reporting period consists of actuarial estimates of claims incurred but not yet paid by us. Any changes in these estimates are recorded in the period the need for such an adjustment arises. While we offer a diversified mix of managed care products and services through our managed care plans, our aggregate cost of care can fluctuate based on a change in the overall mix of these products and services. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service plans, or POS plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products.
We classify certain claims-related costs as benefit expense to reflect costs incurred for our members’ traditional medical care, as well as those expenses which improve our members’ health and medical outcomes. These claims-related costs may be comprised of expenses incurred for: (i) medical management, including case and utilization management; (ii) health and wellness, including disease management services for such conditions as diabetes, high-risk pregnancies, congestive heart failure and asthma management and wellness initiatives like weight-loss programs and smoking cessation treatments; and (iii) clinical health policy. These types of claims-related costs are designed to ultimately lower our members’ cost of care.
Our selling expense consists of external broker commission expenses, and generally varies with premium or membership volume. Our general and administrative expense consists of fixed and variable costs. Examples of fixed costs are depreciation, amortization and certain facilities expenses. Other costs are variable or discretionary in nature. Certain variable costs, such as premium taxes, vary directly with premium volume. Other variable costs, such as salaries and benefits, do not vary directly with changes in premium, but are more aligned with changes in membership. The acquisition or loss of a significant block of business would likely impact staffing levels, and thus associated compensation expense. Examples of discretionary costs include professional and consulting expenses and advertising. Other factors can impact our administrative cost structure, including systems efficiencies, inflation and changes in productivity.
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
Our future results of operations will also be impacted by certain external forces and resulting changes in our business model and strategy. In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or ACA, as well as the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, which represents significant changes to the U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. As a result of the complexity of the law, its impacts on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we continue to analyze the impact and refine our estimates of the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations. A list of certain material changes resulting from Health Care Reform include:

•	Requirements to modify our products to cover essential health benefits and comply with other defined criteria;

•	Requirement to cancel existing products and enroll new and renewing members in the new ACA-compliant “metal”

products (bronze, silver, gold and platinum);

•	Introduction of exchanges, subsidies and mandates to require and allow previously uninsured customers to enter the market; and

•	Significant new taxes and fees which will be paid by health insurers, and which may or may not be passed through to customers.
The above changes resulting from Health Care Reform will provide growth opportunities for health insurers, but also introduce new risks and uncertainties, and require changes in the way our products are designed, underwritten, priced, distributed and administered.
Pricing in our Commercial and Specialty Business segment, including our individual and small group lines of business, remains highly competitive and we strive to price our health care benefit products consistent with anticipated underlying medical trends. We believe our pricing strategy, based on predictive modeling, proprietary research and data-driven processes, as well as our overall investments for Health Care Reform, have positioned us to benefit from the potential growth opportunities available in fully-insured commercial products as a result of Health Care Reform. While the ultimate level of exchange enrollment cannot be predicted, we have experienced a greater number of policy applications for new members through the exchanges than expected, including geographical regions with lower price competition. The exchanges may increase the risk that our products will be selected by individuals who have a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for these exchange products. However, early indications of the risk characteristics of new applicants appear to be tracking closely to the risk levels utilized in the development of our pricing assumptions. Although it is not yet clear whether our products sold on the exchanges will be more or less profitable products, we believe that our pricing strategy, brand name and network quality will provide a strong foundation for commercial risk membership growth opportunities in the future.
In our individual markets we offer bronze, silver and gold products, both on and off the exchanges, in the states of California, Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, New York, Ohio, Virginia and Wisconsin. Additionally, we offer platinum products, both on and off the exchanges, in the states of California and New York.
In our small group markets, we offer bronze, silver and gold products, both on and off the exchanges, in the states of Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri, Nevada, New Hampshire, Ohio and Virginia and we offer bronze, silver and gold products, off the exchanges, in the states of California, New York and Wisconsin. Additionally, we offer platinum products, off the exchanges, in the states of California, Connecticut, Georgia, Maine and Virginia.
The legislation also imposes new regulations on the health insurance sector, including, but not limited to, guaranteed coverage requirements; prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members; increased restrictions on rescinding coverage; establishment of minimum medical loss ratio, or MLR, requirements; a requirement to cover preventive services on a first dollar basis; the establishment of state insurance exchanges and essential benefit packages; and greater limitations on how we price certain of our products. The legislation also reduces the reimbursement levels for health plans participating in the Medicare Advantage program over time.
As a result of Health Care Reform, the Department of Health and Human Services, or HHS, issued MLR regulations that require us to meet minimum MLR thresholds for large group, small group and individual lines of business. For purposes of determining MLR rebates, HHS has defined the types of costs that should be included in the MLR rebate calculation. However, certain components of the MLR calculation as defined by HHS cannot be classified consistently under U.S. generally accepted accounting principles, or GAAP. While considered benefit expense or a reduction of premium revenue by HHS, certain of these costs are classified as other types of expense, such as income tax expense or selling, general and administrative expense, in our GAAP basis financial statements. Accordingly, the benefit expense ratio determined using our consolidated GAAP operating results is not comparable to the MLR calculated under HHS regulations.
Beginning with rebates paid in 2014 for the 2013 benefit year, MLR rebates will be based on a three year average. This calculation will determine an average MLR for each market segment within each state for the previous three calendar years. Additionally, insurers will be able to adjust experience to account for prior MLR rebates refunded to groups or individuals. Once the three year average MLR is calculated and compared to the minimum MLR threshold, the rebate percentage will be applied to current year premiums as defined by Health Care Reform. Beginning with MLR rebates paid in 2015 for the 2014 benefit year, insurers will adjust for the risk adjustment, reinsurance, and risk corridor premium stabilization programs of Health Care Reform.
Health Care Reform also imposes a separate minimum MLR threshold of 85% for Medicare Advantage plans beginning in 2014. Medicare Advantage plans that do not meet this threshold will have to pay a minimum MLR rebate. If a plan’s MLR is below 85% for three consecutive years beginning with 2014, enrollment will be restricted. A Medicare Advantage plan contract will be terminated if the plan's MLR is below 85% for five consecutive years.
These and other provisions of Health Care Reform are likely to have significant effects on our future operations, which, in turn, could impact the value of our business model and results of operations, including potential impairments of our goodwill and other intangible assets. We will continue to evaluate the impact of Health Care Reform as key aspects go into effect and additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business—Regulation” and Part I, Item 1A “Risk Factors” in this Form 10-K.
Finally, federal and state regulatory agencies may further restrict our ability to obtain new product approvals, implement changes in premium rates or impose additional restrictions, under new or existing laws that could adversely affect our business, cash flows, financial condition and results of operations.
We are also subject to regulations that may result in assessments under state insurance guarantee association laws. The National Organization of Life & Health Insurance Guaranty Associations, or NOLHGA, is a voluntary organization consisting of the state life and health insurance guaranty associations located throughout the U.S. State life and health insurance guaranty associations, working together with NOLHGA, provide a safety net for their state’s policyholders, ensuring that they continue to receive coverage even if their insurer is declared insolvent. We are aware that the Pennsylvania Insurance Commissioner, or Insurance Commissioner, has placed Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company, or collectively Penn Treaty, in rehabilitation, an intermediate action before insolvency. The state court denied the Insurance Commissioner’s petition for the liquidation of Penn Treaty and ordered the Insurance Commissioner to file an updated plan of rehabilitation, which proposed plan was filed on April 30, 2013. The state court has ordered a hearing on the proposed plan for which a date has not yet been set. The Insurance Commissioner has filed a Notice of Appeal asking the Pennsylvania Supreme Court to reverse the order denying the liquidation petition. The Supreme Court has probable jurisdiction over the appeal and issued a schedule for filing briefs. In the event rehabilitation of Penn Treaty is unsuccessful and Penn Treaty is declared insolvent and placed in liquidation, we and other insurers may be required to pay a portion of their policyholder claims through state guaranty association assessments in future periods. Given the uncertainty around whether Penn Treaty will ultimately be declared insolvent and, if so, the amount of the insolvency, the amount and timing of any associated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets, we currently cannot estimate our net exposure, if any, to this potential insolvency. We will continue to monitor the situation and may record a liability and expense in future reporting periods, which could be material to our cash flows and results of operations.
In addition to external forces discussed in the preceding paragraphs, our results of operations are impacted by levels and mix of membership. In recent years, we experienced membership declines due to unfavorable economic conditions driving increased unemployment. In addition, we believe the self-insured portion of our group membership base will continue to increase as a percentage of total group membership. Further, our mix of membership may include more individuals with a higher acuity level obtaining coverage through our products available on the exchanges, which may not be appropriately adjusted for in our premium rates. These membership trends could have a material adverse effect on our future results of operations. Also see Part I, Item 1A “Risk Factors” in this Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 35.7 medical members through our affiliated health plans and a total of 67.8 individuals through all subsidiaries as of December 31, 2013. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. Amerigroup also provided services in the state of Ohio through June 30, 2013 and in the state of New Mexico through December 31, 2013. We also serve customers throughout the country as HealthLink, UniCare and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS business, which was divested on January 31, 2014.
Operating revenue for the year ended December 31, 2013 was $70,191.4, an increase of $9,677.4, or 16.0%, from the year ended December 31, 2012, primarily reflecting higher premium revenue in our Government Business segment, partially offset by lower premium revenue in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from the acquisition of Amerigroup in December 2012, growth in our FEP business resulting from both premium rate increases designed to cover overall cost trends and increases in membership as well as increased membership in our CareMore subsidiary. These increases were partially offset by lower revenues in our non-CareMore Medicare Advantage and Medicare Part D businesses primarily due to membership losses as a result of our product repositioning strategy toward HMO product offerings. The premium revenue decrease in our Commercial and Specialty Business segment was driven primarily by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group, Individual and National Accounts businesses designed to cover overall cost trends as well as premium rate and membership increases in our Specialty businesses, primarily related to our dental and vision products, and increased administrative fees resulting from pricing increases for self-funded members in our Commercial businesses.
Net income for the year ended December 31, 2013 was $2,489.7, a decrease of $165.8, or 6.2%, from the year ended December 31, 2012. The decrease in net income was primarily driven by the loss on disposal of our 1-800 CONTACTS business, costs incurred in preparation for the implementation of Health Care Reform effective in 2014, realized losses on extinguishment of debt, an increase in interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup and lower operating results in our Commercial and Specialty Business segment. These decreases were partially offset by higher operating results in our Government Business segment, primarily from Amerigroup.
Our diluted earnings per share, or EPS, for the year ended December 31, 2013 was $8.20, an increase of $0.02, or 0.2%, from the year ended December 31, 2012. Our diluted EPS from continuing operations for the year ended December 31, 2013 was $8.67, an increase of $0.50, or 6.1%, from the year ended December 31, 2012. Our diluted shares for the year ended December 31, 2013 were 303.8 million, a decrease of 21.0 million, or 6.5%, compared to the year ended December 31, 2012. The increase in diluted EPS resulted primarily from the lower number of shares outstanding in 2013 due to share buyback activity under our share repurchase program partially offset by the decrease in net income.
Our results of operations discussed throughout this MD&A are determined in accordance with GAAP. We also calculate adjusted net income, adjusted EPS and operating gain, which are non-GAAP measures, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted net income and adjusted EPS exclude realized gains and losses on investments, other-than-temporary losses on investments recognized in income, impairment of other intangible assets and certain other items, if applicable, that we do not consider a part of our core operating results. Operating gain is calculated as total operating revenue less benefit expense, selling, general and administrative expense. We use these measures as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A.

The table below reconciles net income and diluted EPS calculated in accordance with GAAP to adjusted net income and adjusted diluted EPS for the years ended December 31, 2013 and 2012.

	Years Ended December 31
	2013	2012	Change	% Change
Net income	$2,489.7	$2,655.5	$(165.8)	(6.2)%
Less (net of tax):
Net realized gains on investments	176.7	217.7	(41.0)
Other-than-temporary impairment losses on investments	(64.3)	(24.6)	(39.7)
Loss on extinguishment of debt	(94.4)	—	(94.4)
Tax benefit from favorable tax election	65.0	—	65.0
Impairment of held for sale assets	(164.5)	—	(164.5)
Acquisition and integration related costs	(16.3)	(68.4)	52.1
Litigation related costs	—	(24.0)	24.0
Income tax settlements	—	140.1	(140.1)
Tax impact of non-deductible litigation related costs	—	(41.4)	41.4
Adjusted net income	$2,587.5	$2,456.1	$131.4	5.3%

Diluted EPS	$8.20	$8.18	$0.02	0.2%
Less (net of tax):
Net realized gains on investments	0.58	0.67	(0.09)
Other-than-temporary impairment losses on investments	(0.21)	(0.07)	(0.14)
Loss on extinguishment of debt	(0.31)	—	(0.31)
Tax benefit from favorable tax election	0.21	—	0.21
Impairment of held for sale assets	(0.54)	—	(0.54)
Acquisition and integration related costs	(0.05)	(0.21)	0.16
Litigation related costs	—	(0.07)	0.07
Income tax settlements	—	0.43	(0.43)
Tax impact of non-deductible litigation related costs	—	(0.13)	0.13
Adjusted diluted EPS	$8.52	$7.56	$0.96	12.7%
Operating cash flow for the year ended December 31, 2013 was $3,052.3, or 1.2 times net income. Operating cash flow for the year ended December 31, 2012 was $2,744.6, or 1.0 times net income. The increase in operating cash flow from 2012 of $307.7 was driven primarily by an increase in net income adjusted for non-cash items, primarily due to the loss on disposal of discontinued operations, changes in amortization expense and realized losses on extinguishment of debt. The increase was further attributable to lower payments for litigation related matters, incentive compensation and minimum MLR rebates; and a net increase in the collection of income tax refunds in 2013.
We intend to expand through a combination of organic growth, strategic acquisitions and efficient use of capital in both existing and new markets. Our growth strategy is designed to enable us to take advantage of additional economies of scale as well as providing us access to new and evolving technologies and products. In addition, we believe geographic and product diversity reduces our exposure to local or regional regulatory, economic and competitive pressures and provides us with increased opportunities for growth. While we have achieved strong growth as a result of strategic mergers and acquisitions, we have also achieved organic growth in our existing markets over time by providing excellent service, offering competitively priced products, access to high quality provider networks and effectively capitalizing on the brand strength of the Blue Cross and Blue Shield names and marks.

Significant Transactions
The more significant transactions that have occurred over the last three years that have impacted or will impact our capital structure or that have or will influence how we conduct our business operations include:

•
Use of Capital—Board of Directors declaration of dividends on common stock (2013, 2012 and 2011) and a 16.7% increase in the quarterly dividend to $0.4375 per share (2014); authorization for repurchases of our common stock (2013 and prior); and debt repurchases and new debt issuance (2013 and prior);

•	Acquisition of Amerigroup and the related debt issuance (2012);

•	Acquisition of 1-800 CONTACTS (2012) and subsequent divestiture (2014); and

•	Acquisition of CareMore (2011).
For additional information regarding these transactions, see Note 3, “Business Acquisitions and Divestitures,” Note 13, "Debt" and Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup and CareMore members as well as Healthlink and UniCare members predominantly outside of our BCBSA service areas.

•
Local Group consists of those employer customers with less than 5% of eligible employees located outside of the headquarter state, as well as customers with more than 5% of eligible employees located outside of the headquarter state with up to 5,000 eligible employees. In addition, Local Group includes UniCare local group members. These groups are generally sold through brokers or consultants working with industry specialists from our in-house sales force. Local Group insurance premiums may be based on claims incurred by the group or sold on a self-insured basis. The customer’s buying decision is typically based upon the size and breadth of our networks, customer service, the quality of our medical management services, the administrative cost included in our quoted price, our financial stability, reputation and our ability to effectively service large complex accounts. Local Group accounted for 41.2%, 40.5% and 44.4% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
Individual consists of individual customers under age 65 (including UniCare) and their covered dependents. Individual policies are generally sold through independent agents and brokers, retail partnerships, our in-house sales force or via the Internet. Individual business is sold on a fully-insured basis. We offer on-exchange products through state or federally facilitated marketplaces and off-exchange products. Federal premium subsidies are available only for certain on-exchange individual products. Individual customers are generally more sensitive to product pricing and, to a lesser extent, the configuration of the network, and the efficiency of administration. Account turnover is generally higher with Individual as compared to Local Group. Individual business accounted for 4.9%, 5.1% and 5.4% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
National Accounts generally consist of multi-state employer groups primarily headquartered in a WellPoint service area with at least 5% of the eligible employees located outside of the headquarter state and with more than 5,000 eligible employees. Some exceptions are allowed based on broker relationships. Service area is defined as the geographic area in which we are licensed to sell BCBS products. National Accounts are generally sold through independent brokers or consultants retained by the customer working with our in-house sales force. We have an advantage when competing for very large National Accounts due to the size and breadth of our networks and our ability to access the national provider networks of BCBS companies at their competitive local market rates. National Accounts represented 19.0%, 19.4% and 21.6% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
BlueCard® host customers represent enrollees of Blue Cross and/or Blue Shield plans not owned by WellPoint who receive health care services in our BCBSA licensed markets. BlueCard® membership consists of estimated host members using the national BlueCard® program. Host members are generally members who reside in or travel to a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled BCBSA licensee (i.e., the “home plan”). We perform certain administrative functions for BlueCard® members, for which we receive administrative fees from the BlueCard® members’ home plans. Other administrative functions, including maintenance of enrollment information and customer service, are performed by the home plan. Host members are computed using, among other things, the average number of BlueCard® claims received per month. BlueCard® host membership accounted for 14.2%, 13.9% and 14.4% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
Medicare customers are Medicare-eligible individual members age 65 and over who have enrolled in Medicare Advantage, a managed care alternative for the Medicare program, who have purchased Medicare Supplement benefit coverage, some disabled under 65, or all ages with End Stage Renal Disease. Medicare Supplement policies are sold to Medicare recipients as supplements to the benefits they receive from the Medicare program. Rates are filed with and in some cases approved by state insurance departments. Most of the premium for Medicare Advantage is paid directly by the Federal government on behalf of the participant who may also be charged a small premium. Medicare Supplement and Medicare Advantage products are marketed in the same manner, primarily through independent agents and brokers. Medicare business accounted for 4.1%, 4.4% and 4.3% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
Medicaid membership represents eligible members who receive health care benefits through publicly funded health care programs, including Medicaid, CHIP and Medicaid expansion programs. Total Medicaid program business accounted for 12.3%, 12.5% and 5.5% of our medical members at December 31, 2013, 2012 and 2011, respectively.

•
FEP members consist of United States government employees and their dependents within our geographic markets through our participation in the national contract between the BCBSA and the U.S. Office of Personnel Management. FEP business accounted for 4.3%, 4.2% and 4.4% of our medical members at December 31, 2013, 2012 and 2011, respectively.

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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of December 31, 2013, 2012 and 2011. Also included below is other membership by product. The medical membership and other membership presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	December 31			2013 vs. 2012		2012 vs. 2011
(In thousands)	2013	2012	2011	Change	% Change	Change	% Change
Medical Membership
Customer Type
Local Group	14,690	14,634	15,212	56	0.4	(578)	(3.8)
Individual	1,755	1,855	1,846	(100)	(5.4)	9	0.5
National:
National Accounts	6,775	6,999	7,401	(224)	(3.2)	(402)	(5.4)
BlueCard®	5,050	5,016	4,935	34	0.7	81	1.6
Total National	11,825	12,015	12,336	(190)	(1.6)	(321)	(2.6)
Medicare	1,478	1,586	1,471	(108)	(6.8)	115	7.8
Medicaid	4,378	4,520	1,867	(142)	(3.1)	2,653	142.1
FEP	1,527	1,520	1,519	7	0.5	1	0.1
Total Medical Membership by Customer Type	35,653	36,130	34,251	(477)	(1.3)	1,879	5.5
Funding Arrangement
Self-Funded	20,294	20,176	20,506	118	0.6	(330)	(1.6)
Fully-Insured	15,359	15,954	13,745	(595)	(3.7)	2,209	16.1
Total Medical Membership by Funding Arrangement	35,653	36,130	34,251	(477)	(1.3)	1,879	5.5
Reportable Segment
Commercial and Specialty Business	28,270	28,504	29,394	(234)	(0.8)	(890)	(3.0)
Government Business	7,383	7,626	4,857	(243)	(3.2)	2,769	57.0
Total Medical Membership by Reportable Segment	35,653	36,130	34,251	(477)	(1.3)	1,879	5.5
Other Membership & Customers
Behavioral Health Members	24,372	24,156	25,135	216	0.9	(979)	(3.9)
Life and Disability Members	4,819	4,838	5,012	(19)	(0.4)	(174)	(3.5)
Dental Members	4,895	4,863	5,069	32	0.7	(206)	(4.1)
Dental Administration Members	4,886	4,103	4,162	783	19.1	(59)	(1.4)
Vision Members	4,743	4,519	3,783	224	5.0	736	19.5
Medicare Advantage Part D Members	628	734	635	(106)	(14.4)	99	15.6
Medicare Part D Standalone Members	474	574	667	(100)	(17.4)	(93)	(13.9)
Retail Vision Customers	3,114	3,130	—	(16)	(0.5)	3,130	—
December 31, 2013 Compared to December 31, 2012
Medical Membership (in thousands)
During the year ended December 31, 2013, total medical membership decreased 477, or 1.3%, primarily due to decreases in our National Accounts, Medicaid, Medicare and Individual membership.

Self-funded medical membership increased 118, or 0.6%, primarily due to increases in our Local Group self-funded accounts, partially offset by lapses in our National Accounts and BlueCard® business.
Fully-insured membership decreased 595, or 3.7%, primarily due to membership losses in certain Local Group and Individual markets, as well as membership losses in our Medicaid and Medicare business, described below.
Local Group membership increased 56, or 0.4%, primarily due to new sales in several markets, partially offset by insured membership losses from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general.
Individual membership decreased 100, or 5.4%, primarily due to a heightened competitive environment in certain markets.
National Accounts membership decreased 224, or 3.2%, primarily due to lapses in our self-funded business.
BlueCard® membership increased 34, or 0.7%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 108, or 6.8%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicaid membership decreased 142, or 3.1%, primarily due to membership losses in our California and New York plans and termination of the Ohio contract on June 30, 2013, partially offset by an increase in membership in various other states.
FEP membership increased 7, or 0.5%, primarily due to favorable in-group change.
Other Membership & Customers (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Behavioral health membership increased 216, or 0.9%, primarily due to increased penetration into the Commercial market.
Life and disability membership decreased 19, or 0.4%, primarily due to the overall declines in our Commercial and Specialty Business medical membership. Life and disability products are generally offered as part of Commercial and Specialty Business medical membership sales.
Dental membership increased 32, or 0.7%, primarily due to growth from the launch of new product offerings, partially offset by declines in our Commercial and Specialty Business membership.
Dental administration membership increased 783, or 19.1%, primarily due to the acquisition of a large managed dental contract pursuant to which we provide dental administrative services.
Vision membership increased 224, or 5.0%, primarily due to strong sales and in-group change in our Local Group business.
Medicare Advantage Part D membership decreased 106, or 14.4%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicare Part D standalone membership decreased 100, or 17.4%, primarily due to competitive pressure in certain markets.
Retail vision customers decreased 16, or 0.5%, primarily due to a contract termination with a large independent retailer.

December 31, 2012 Compared to December 31, 2011
Medical Membership (in thousands)
During the year ended December 31, 2012, total medical membership increased 1,879, or 5.5%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup and growth in our Medicare membership, partially offset by decreases in our Local Group and National Accounts membership.
Self-funded medical membership decreased 330, or 1.6%, primarily due to pricing increases in our National Accounts business.
Fully-insured membership increased 2,209, or 16.1%, primarily due to Medicaid membership acquired with the acquisition of Amerigroup and growth in our Medicare membership, partially offset by membership losses in certain Local Group markets resulting primarily from strategic product portfolio changes and heightened competition.
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
Medicare membership increased 115, or 7.8%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties and Medicare Advantage membership acquired with the acquisition of Amerigroup, partially offset by the withdrawal of the California Regional PPO Medicare Advantage product.
Medicaid membership increased 2,653, or 142.1%, primarily due to 2,621 members acquired with the acquisition of Amerigroup and growth in Wisconsin, California and Kansas, partially offset by exiting selected markets.
FEP membership increased 1, or 0.1%, primarily due to favorable in-group change.
Other Membership & Customers (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
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
Dental membership decreased 206, or 4.1%, primarily due to the lapse of a large dental contract, partially offset by the launch of new dental products in 2012.
Dental administration membership decreased 59, or 1.4%, primarily due to the lapse of a large contract pursuant to which we provided dental administrative services.
Vision membership increased 736, or 19.5%, primarily due to strong sales and positive in-group change in our National Accounts, Local Group and Medicare businesses.
Medicare Advantage Part D membership increased 99, or 15.6%, primarily due to strong sales during the open enrollment period resulting from our geographic expansion into several new counties and members acquired with the acquisition of Amerigroup, partially offset by our withdrawal of the California Regional PPO Medicare Advantage product.
Medicare Part D standalone membership decreased 93, or 13.9%, primarily due to competitive pressure in certain markets.
Retail vision customers increased 3,130 due to our acquisition of 1-800 CONTACTS.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the year ended December 31, 2013 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, including member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we estimate that our aggregate cost of care trend was approximately 6.0% for the full year of 2013. We anticipate that medical cost trends will increase by approximately 50 basis points in 2014.
Overall, our medical cost trend is driven by unit cost. Inpatient hospital trend is in the mid-to-high single digit range and is 80% cost driven and 20% utilization driven. While provider rate increases are a primary driver of unit cost trends, we continually negotiate with hospitals to manage these cost trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. Inpatient admission counts per thousand members and inpatient day counts per thousand members are both slightly higher than the prior year. The average length of stay is slightly lower than the prior year. In addition to our re-contracting efforts, a number of clinical management initiatives are in place to help mitigate the inpatient trend. Focused review efforts continue in key areas, including targeting outlier facilities for length of stay and readmission, and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused behavioral health readmission reduction and post-discharge follow-up care.
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
Physician services trend is in the mid-single digit range and is unit cost driven. Increases in the physician care category are partially driven by contracting changes. We continue to collaborate with physicians to improve quality of care through pay-for-performance programs and bundled payment initiatives. Additionally, we continue to enhance our ability to detect and deter fraud and abuse, reducing waste in the system.
Pharmacy trend is in the mid-single digit range and is 50% unit cost related and 50% utilization related. Continued inflation in the average wholesale price of drugs is applying upward pressure to the overall cost per prescription, as is the increasing cost of specialty drugs. The increase in cost per prescription measures continues to be mitigated by improvements in our generic usage rates and benefit plan design changes. We are continuously evaluating our drug formulary to ensure the most effective pharmaceutical therapies are available to our members.
In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We believe we are taking a leading role in the area of payment reform as evidenced by our Enhanced Personal Health Care program (previously the Patient Centered Primary Care program). By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping to improve patient care while lowering costs. We have instituted clinical liaisons working with participating provider offices sharing reports and cost of care data with providers as well as facilitating referrals to and from care management programs. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.

Consolidated Results of Operations
Our consolidated summarized results of operations for the years ended December 31, 2013, 2012 and 2011 are discussed in the following section.

				Change
	Years Ended December 31			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Total operating revenue	$70,191.4	$60,514.0	$59,865.2	$9,677.4	16.0	$648.8	1.1
Net investment income	659.1	686.1	703.7	(27.0)	(3.9)	(17.6)	(2.5)
Net realized gains on investments	271.9	334.9	235.1	(63.0)	(18.8)	99.8	42.5
Other-than-temporary impairment losses on investments	(98.9)	(37.8)	(93.3)	(61.1)	(161.6)	55.5	59.5
Total revenues	71,023.5	61,497.2	60,710.7	9,526.3	15.5	786.5	1.3
Benefit expense	56,237.1	48,213.6	47,647.5	8,023.5	16.6	566.1	1.2
Selling, general and administrative expense	9,952.9	8,680.5	8,435.6	1,272.4	14.7	244.9	2.9
Other expense[1]	993.3	744.8	669.7	248.5	33.4	75.1	11.2
Total expenses	67,183.3	57,638.9	56,752.8	9,544.4	16.6	886.1	1.6
Income from continuing operations before income tax expense	3,840.2	3,858.3	3,957.9	(18.1)	(0.5)	(99.6)	(2.5)
Income tax expense	1,205.9	1,207.3	1,311.2	(1.4)	(0.1)	(103.9)	(7.9)
Income from continuing operations	2,634.3	2,651.0	2,646.7	(16.7)	(0.6)	4.3	0.2
(Loss) income from discontinued operations, net of tax[2]	(144.6)	4.5	—	(149.1)	NM3	4.5	—
Net income	$2,489.7	$2,655.5	$2,646.7	$(165.8)	(6.2)	$8.8	0.3

Average diluted shares outstanding	303.8	324.8	365.1	(21.0)	(6.5)	(40.3)	(11.0)
Diluted net income (loss) per share:
Diluted - continuing operations	$8.67	$8.17	$7.25	$0.50	6.1	$0.92	12.7
Diluted - discontinued operations[2]	(0.47)	0.01	—	(0.48)	NM3	0.01	—
Diluted net income per share	$8.20	$8.18	$7.25	$0.02	0.2	$0.93	12.8
Benefit expense ratio[4]	85.1%	85.3%	85.1%		(20)bp5		20bp5
Selling, general and administrative expense ratio[6]	14.2%	14.3%	14.1%		(10)bp5		20bp5
Income from continuing operations before income taxes as a percentage of total revenue	5.4%	6.3%	6.5%		(90)bp5		(20)bp5
Net income as a percentage of total revenue	3.5%	4.3%	4.4%		(80)bp5		(10)bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations at December 31, 2013 as a result of the pending divestiture.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the years ended December 31, 2013, 2012 and 2011 were $66,119.1, $56,496.7 and $55,969.6, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Total operating revenue increased $9,677.4, or 16.0%, to $70,191.4 in 2013, resulting primarily from higher premiums and, to a lesser extent, increased administrative fees. The higher premiums were mainly due to increases in our Medicaid business primarily as a result of our acquisition of Amerigroup in December 2012. Rate increases in our Local Group, FEP, Individual and National businesses designed to cover overall cost trends as well as premium rate and membership increases in our Specialty businesses and increased administrative fees resulting from pricing increases for self-funded members in our Commercial businesses also contributed to the increased operating revenue. These increases were partially offset by fully-insured membership declines in our Local Group business due to strategic portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. Additionally, lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines as a result of our product repositioning strategy toward HMO product offerings, partially offset the increased operating revenues.
Net investment income decreased $27.0, or 3.9%, to $659.1 in 2013, primarily due to lower investment yields.
Net realized gains on investments decreased $63.0, or 18.8%, to $271.9 in 2013, primarily due to lower net realized gains on sales of fixed maturity securities partially offset by an increase in net realized gains on sales of equity securities, a realized gain on the partial divestiture of an equity method investment and an increase in net realized gains on sales and settlements of derivative financial instruments.
Other-than-temporary impairment losses on investments increased $61.1, or 161.6%, to $98.9 in 2013, primarily due to the impairment of certain joint venture investments and fixed maturity securities.
Benefit expense increased $8,023.5, or 16.6%, to $56,237.1 in 2013, primarily from our acquisition of Amerigroup and increased benefit costs in our Local Group, Individual and FEP businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses as described above.
Our benefit expense ratio decreased 20.0 basis points to 85.1% in 2013, due, in part, to our product repositioning strategy in certain Medicare Advantage plans toward HMO product offerings with lower benefit costs. The decrease was further attributable to the favorable impact of declines in membership in our Local Group business in products with higher benefit costs and lower than expected medical cost trends. These improvements were partially offset by the acquisition of Amerigroup, which carries higher average benefit expense ratios than our consolidated average as well as higher than expected medical cost trends in our Individual business.
Selling, general and administrative expense increased $1,272.4, or 14.7%, to $9,952.9 in 2013, primarily due to the inclusion of selling, general and administrative expense related to our Amerigroup subsidiary in 2013. The increase was further attributable to costs incurred in preparation for the implementation of Health Care Reform effective in 2014 as well as increases in incentive compensation as a result of our operating performance.
Our selling, general and administrative expense ratio decreased 10.0 basis points to 14.2% in 2013, primarily due to the effect of the increase in operating revenue from Amerigroup partially offset by the increased selling general and administrative expense discussed in the preceding paragraph.
Other expenses increased $248.5, or 33.4%, to $993.3 in 2013, primarily due to losses on debt extinguishment of $145.3 associated with our early redemption and repurchases of $1,100.0 aggregate principal amount of outstanding notes. On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase certain of our outstanding 5.875% Notes due 2017, 7.000% Notes due 2019, 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037 and 5.800% Notes due 2040 (collectively, the “Tendered Notes”). On August 13, 2013, we repurchased $700.0 of the Tendered Notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest to the early tender offer settlement date. Additionally, on September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $411.0. The increase in other expense was further attributable to increased interest expense resulting from higher outstanding debt balances associated with our acquisition of Amerigroup and the issuance on July 30, 2013 of $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 to fund, in part, the early redemption and repurchases discussed above.

Income tax expense decreased $1.4, or 0.1%, to $1,205.9 in 2013. The effective tax rates in 2013 and 2012 were 31.4% and 31.3%, respectively. The effective tax rate in 2013 includes benefits resulting from a favorable tax election made subsequent to the Amerigroup acquisition and inclusion of Amerigroup in our state apportionment factors calculation, which produces a lower effective state tax rate. The effective tax rate in 2012 includes benefits resulting from settlement with the IRS of items related to not-for-profit conversions and corporate reorganizations prior to 2012, as well as issues related to certain of our acquired companies incurred prior to our acquisition of those companies. These favorable items in the 2012 effective tax rate were partially offset by increases due to the impact of non-tax deductible litigation settlement expenses and an increase in our state deferred tax asset valuation allowance attributable to uncertainty associated with certain state net operating loss carryforwards.
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business and an asset purchase agreement to sell our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS are reported as discontinued operations as a result of the pending divestiture at December 31, 2013. For the year ended December 31, 2013, we recorded a loss from discontinued operations, net of tax, of $144.6 compared to income from discontinued operations, net of tax, of $4.5 for the year ended December 31, 2012. Included in the loss from discontinued operations for the year ended December 31, 2013, is a loss on disposal of held for sale assets, net of tax, of $164.5. The loss on disposal was calculated as the difference between the fair value, as determined by the sales agreements less costs to sell, and the carrying value of the held for sale assets at December 31, 2013. The divestitures were completed on January 31, 2014 and did not result in any material difference to the loss on disposal recognized during the year ended December 31, 2013.
Our net income as a percentage of total revenue decreased 80.0 basis points to 3.5% in 2013 as compared to 2012 as a result of all factors discussed above.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Total operating revenue increased $648.8, or 1.1% to $60,514.0 in 2012, resulting primarily from higher premium revenue and, to a lesser extent, increased administrative fees. The higher premium revenue was due primarily to membership growth in our Medicare Advantage business, including CareMore, and growth in our Medicaid business, primarily in the California market, as well as revenue from Amerigroup’s operations during the post-acquisition period. In addition, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and increased reimbursement in our FEP business contributed to the increased premium revenue. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions. Administrative fees increased primarily as a result of pricing increases for self-funded members in our National Accounts and Local Group businesses, partially offset by membership declines in our self-funded National Accounts business.
Net investment income decreased $17.6, or 2.5%, to $686.1 in 2012, primarily due to lower investment yields, partially offset by higher average cash and investment balances resulting from debt issuances in 2012, including the debt issuance related to our acquisition of Amerigroup.
Net realized gains on investments increased $99.8, or 42.5%, to $334.9 in 2012, primarily due to increased gains on sales of fixed maturity securities as a result of improved market conditions.
Other-than-temporary impairment losses on investments decreased $55.5, or 59.5%, to $37.8 in 2012, primarily due to improved market conditions.
Benefit expense increased $566.1, or 1.2%, to $48,213.6 in 2012, primarily due to increases in our Medicare and Medicaid businesses, partially offset by decreases in our Local Group business. The increase in our Medicare business was driven primarily by membership growth in our Medicare Advantage business, including CareMore, while the increase in our Medicaid business was driven by both increased benefit cost trends and membership growth, including membership acquired with the acquisition of Amerigroup. These increases were partially offset by the fully-insured membership declines in our Local Group business as described above, as well as favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.
Our benefit expense ratio increased 20 basis points to 85.3% in 2012, primarily due to higher medical costs in our Medicaid business, primarily in California. The benefit expense ratio increase was partially offset by improvements in our

Local Group and Medicare businesses and the favorable prior year reserve development.
Selling, general and administrative expense increased $244.9, or 2.9%, to $8,680.5 in 2012, primarily due to additional selling, general and administrative expense related to CareMore, acquisition and integration related expenses associated with Amerigroup and the impairment of certain software assets, partially offset by lower employee incentive compensation costs.
Our selling, general and administrative expense ratio increased 20 basis points to 14.3% in 2012, primarily due to the increased selling, general and administrative expense discussed in the preceding paragraph, partially offset by increased operating revenue.
Other expense increased $75.1, or 11.2%, to $744.8 in 2012 primarily due to increased interest expense resulting from higher outstanding debt balances and financing costs associated with our acquisition of Amerigroup.
Income tax expense decreased $103.9, or 7.9%, to $1,207.3 in 2012, primarily due to a lower effective tax rate in 2012 and, to a lesser extent, lower income from continuing operations before income tax expense. The effective tax rates in 2012 and 2011 were 31.3% and 33.1%, respectively. The effective tax rate decreased primarily due to the impact from the 2012 settlement with the IRS of items related to not-for-profit conversions and corporate reorganizations in prior years, as well as issues related to certain of our acquired companies incurred prior to our acquisition of those companies. This was partially offset by increases due to the impact of non-tax deductible litigation settlement expenses and an increase in our state deferred tax asset valuation allowance attributable to uncertainty associated with certain state net operating loss carryforwards.
Our net income as a percentage of total revenue decreased 10 basis points to 4.3% in 2012 as compared to 2011 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business; Government Business; and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. For additional information, including a reconciliation of non-GAAP financial measures, see Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in this Form 10-K. The discussion of segment results for the years ended December 31, 2013, 2012 and 2011 presented below are based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.

Our Commercial and Specialty Business, Government Business, and Other segments’ summarized results of operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

				Change
	Years Ended December 31			2013 vs. 2012			2012 vs. 2011
	2013	2012	2011	$	%		$	%
Commercial and Specialty Business
Operating revenue	$38,790.1	$38,852.9	$39,961.2	$(62.8)	(0.2)%		$(1,108.3)	(2.8)%
Operating gain	$3,093.3	$3,339.7	$3,344.5	$(246.4)	(7.4)%		$(4.8)	(0.1)%
Operating margin	8.0%	8.6%	8.4%		(60	)bp		20	bp
Government Business
Operating revenue	$31,366.7	$21,625.7	$19,874.0	$9,741.0	45.0%		$1,751.7	8.8%
Operating gain	$927.1	$341.8	$461.6	$585.3	171.2%		$(119.8)	(26.0)%
Operating margin	3.0%	1.6%	2.3%		140	bp		(70	)bp
Other
Operating revenue[1]	$34.6	$35.4	$30.0	$(0.8)	(2.3)%		$5.4	18.0%
Operating loss[2]	$(19.0)	$(61.6)	$(24.0)	$42.6	(69.2)%		$(37.6)	156.7%

1	Fluctuations not material.

2	Fluctuations primarily a result of changes in unallocated corporate expenses.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Commercial and Specialty Business
Operating revenue decreased $62.8, or 0.2%, to $38,790.1 in 2013, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and, we believe, affordability challenges affecting healthcare consumers in general. This decrease was partially offset by premium rate increases in our Local Group, Individual and National businesses designed to cover overall cost trends, premium rate and membership increases in our Specialty businesses, primarily related to our dental and vision products, as well as increased administrative fees resulting from pricing increases for self-funded members in our Commercial businesses.
Operating gain decreased $246.4, or 7.4%, to $3,093.3 in 2013, primarily as a result of higher selling, general and administrative expenses driven by costs incurred in preparation for the implementation of Health Care Reform provisions that become effective in 2014 as well as increases in allocated incentive compensation as a result of consolidated operating performance. The decrease was further attributable to increased benefit costs in our Individual business. These decreases were partially offset by improved results in our Local Group business resulting from lower than anticipated medical cost trends.
The operating margin in 2013 was 8.0%, a 60 basis point decrease over 2012, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $9,741.0, or 45.0%, to $31,366.7 in 2013, primarily due to the acquisition of Amerigroup, growth in our FEP business due to premium rate increases designed to cover overall cost trends, and increases in membership in our CareMore and FEP businesses. These increases were partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to our product repositioning strategy toward HMO product offerings.
Operating gain increased $585.3, or 171.2%, to $927.1 in 2013, primarily due to the acquisition of Amerigroup and improved operating results in the majority of our other government lines of business.
The operating margin in 2013 was 3.0%, a 140 basis point increase from 2012, primarily due to the factors discussed in the preceding two paragraphs.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Commercial and Specialty Business
Operating revenue decreased $1,108.3, or 2.8%, to $38,852.9 in 2012, primarily due to fully-insured membership declines in our Local Group business resulting from strategic product portfolio changes in certain states, competitive pressure in certain markets and unfavorable economic conditions, partially offset by premium rate increases in our Local Group business designed to cover overall cost trends. Partially offsetting the decline in premium revenue was an increase in administrative fees resulting from pricing increases for self-funded members in our National Accounts and Local Group businesses.
Operating gain decreased $4.8, or 0.1%, to $3,339.7 in 2012, primarily as a result of declines in our Local Group business due to fully-insured membership losses as a result of strategic product portfolio changes in certain markets, competitive pressure in certain markets and unfavorable economic conditions as well as declines in our Individual business due to higher benefit cost trends. These decreases were partially offset by an improved benefit expense ratio for our Local Group business, including the impact of favorable prior year reserve development in 2012 compared to modest reserve strengthening in 2011.
The operating margin in 2012 was 8.6%, a 20 basis point increase from 2011, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $1,751.7, or 8.8%, to $21,625.7 in 2012, primarily due to membership growth in our Medicare Advantage business, including CareMore, and, to a lesser extent, growth in our Medicaid business resulting from retroactive premium rate increases in the California market as well as premium revenue from Amerigroup’s operations during the post-acquisition period. Additionally, growth in our FEP business resulting from premium rate increases designed to cover overall cost trends during 2012 contributed to the increase.
Operating gain decreased $119.8, or 26.0%, to $341.8 in 2012, primarily due to declines in our Medicaid business due to higher benefit cost trends and increased general and administrative expense resulting from transaction expenses associated with the Amerigroup acquisition and restructuring activities.
The operating margin in 2012 was 1.6%, a 70 basis point decrease from 2011, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider our most important accounting policies that require significant estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits, which are discussed below. Our other significant accounting policies are summarized in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe to be reasonable under the known facts and circumstances.

Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. At December 31, 2013, this liability was $6,127.2 and represented 17.6% of our total consolidated liabilities. We record this liability and the corresponding benefit expense for incurred but not paid claims including the estimated costs of processing such claims. Incurred but not paid claims include (1) an estimate for claims that are incurred but not reported, as well as claims reported to us but not yet processed through our systems, which approximated 95.5%, or $5,851.0, of our total medical claims liability as of December 31, 2013; and (2) claims reported to us and processed through our systems but not yet paid, which approximated 4.5%, or $276.2, of the total medical claims payable as of December 31, 2013. The level of claims payable processed through our systems but not yet paid may fluctuate from one period end to the next, from 1% to 5% of our total medical claims liability, due to timing of when claim payments are made.
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
While there are many factors that are used as a part of the estimation of our medical claims payable liability, the two key assumptions having the most significant impact on our incurred but not paid claims liability as of December 31, 2013 were the completion and trend factors. As discussed above, these two key assumptions can be influenced by other operational variables including system changes, provider submission patterns and business combinations.
There is variation in the reasonable choice of completion factors by duration for durations of three months through twelve months where the completion factors have the most significant impact. As previously discussed, completion factors tend to be less reliable for the most recent months and therefore are not specifically utilized for months one and two. In our analysis for the claim liabilities at December 31, 2013, the variability in months three to five was estimated to be between 40 and 90 basis points, while months six through twelve have much lower variability ranging from 0 to 30 basis points.
The difference in completion factor assumptions, assuming moderately adverse experience, results in variability of 2%, or approximately $146.0, in the December 31, 2013 incurred but not paid claims liability, depending on the completion factors chosen. It is important to note that the completion factor methodology inherently assumes that historical completion rates will be reflective of the current period. However, it is possible that the actual completion rates for the current period will develop differently from historical patterns and therefore could fall outside the possible variations described herein.
The other major assumption used in the establishment of the December 31, 2013 incurred but not paid claim liability was the trend factors. In our analysis for the period ended December 31, 2013, there was a 310 basis point differential in the high and low trend factors assuming moderately adverse experience. This range of trend factors would imply variability of 5%, or approximately $279.0, in the incurred but not paid claims liability, depending upon the trend factors used. Because historical trend factors are often not representative of current claim trends, the trend experience for the most recent six to nine months, plus knowledge of recent events likely affecting current trends, have been taken into consideration in establishing the incurred but not paid claims liability at December 31, 2013.
See Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in this Form 10-K, for a reconciliation of the beginning and ending balance for medical claims payable for the years ended December 31, 2013, 2012 and 2011. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. In Note 12, “Medical Claims Payable,” the line labeled “Net incurred medical claims: Prior years redundancies” accounts for those adjustments made to prior year estimates. The impact of any reduction of “Net incurred medical claims: Prior years redundancies” may be offset as we establish the estimate of “Net incurred medical claims: Current year.” Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims. When we recognize a release of the redundancy, we disclose the amount that is not in the ordinary course of business, if material.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.3% for 2013, 89.1% for 2012 and 88.8% for 2011. The increase in these ratios reflects acceleration in processing claims that occurred over the course of the past three years.
We calculate the percentage of prior years’ redundancies in the current year as a percent of prior years' net incurred claims payable less prior years’ redundancies in the current year in order to demonstrate the development of the prior years’ reserves. This metric was 10.8% for the year ended December 31, 2013, 10.4% for the year ended December 31, 2012 and 4.5% for the year ended December 31, 2011. The years ended December 31, 2013 and 2012 reflect a higher level of targeted reserve for adverse deviation and a resultant higher level of prior years' redundancies than the year ended December 31, 2011.
We calculate the percentage of prior years’ redundancies in the current period as a percent of prior years’ net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the consistency in our methodology. For the year ended December 31, 2013, this metric was 1.3%, which was calculated using the redundancy of $599.1. This metric was 1.1% for 2012 and 0.5% for 2011.

The following table shows the variance between total net incurred medical claims as reported in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in this Form 10-K, for each of 2012 and 2011 and the incurred claims for such years had it been determined retrospectively (computed as the difference between “net incurred medical claims – current year” for the year shown and “net incurred medical claims – prior years redundancies” for the immediately following year):

	Years Ended December 31
	2012	2011
Total net incurred medical claims, as reported	$47,566.5	$47,071.9
Retrospective basis, as described above	47,481.0	46,768.0
Variance	$85.5	$303.9
Variance to total net incurred medical claims, as reported	0.2%	0.6%
Given that our business is primarily short tailed (which means that medical claims are generally paid within twelve months of the member receiving service from the provider), the variance to total net incurred medical claims, as reported above, is used to assess the reasonableness of our estimate of ultimate incurred medical claims for a given calendar year with the benefit of one year of experience. We expect that substantially all of the development of the 2013 estimate of medical claims payable will be known during 2014.
The 2012 variance to total net incurred medical claims, as reported of 0.2% was smaller in value than the 2011 percentage of 0.6%. The lower 2012 variance was driven by a more consistent level of prior year redundancies in 2013 and 2012 associated with 2012 and 2011 claim payments, respectively. Prior year redundancies in 2011 associated with 2010 claim payments were much lower by comparison, thus creating a higher 2011 variance.
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
For additional information, see Note 8, “Income Taxes,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Goodwill and Other Intangible Assets
Our consolidated goodwill at December 31, 2013 was $16,917.2 and other intangible assets were $8,441.0. The sum of goodwill and other intangible assets represented 42.6% of our total consolidated assets and 102.4% of our consolidated shareholders’ equity at December 31, 2013.
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
We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. These tests involve the use of estimates related to the fair value of goodwill at the reporting unit level and other intangible assets with indefinite lives, and require a significant degree of management judgment and the use of subjective assumptions. Certain interim impairment tests are also performed when potential impairment indicators exist or changes in our business or other triggering events occur.
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
With the exception of the treatment associated with our 1-800 CONTACTS disposal, we did not incur any impairment losses as a result of our 2013 annual impairment tests as the estimated fair values of our reporting units were substantially in excess of the carrying values as of December 31, 2013. Additionally, we do not believe that the estimated fair values of our reporting units are at risk of becoming impaired in the next twelve months. However, as a result of certain provisions of Health Care Reform, along with current economic conditions and continued high unemployment rates, we have experienced lower operating margins in certain lines of business. Those margins could become further compressed if unemployment levels remain high and if results from implementation of Health Care Reform are significantly different than anticipated. As a result, the estimated fair values of certain of our reporting units with goodwill could fall below their carrying values in future periods and if that were to occur, we would be required to record impairment losses at that time.
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
For additional information, see Note 3, "Business Acquisitions and Divestitures" and Note 10, “Goodwill and Other Intangible Assets,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.

Investments
Current and long-term available-for-sale investment securities were $19,254.9 at December 31, 2013 and represented 32.3% of our total consolidated assets at December 31, 2013. We classify fixed maturity and equity securities in our investment portfolio as “available-for-sale” or “trading” and report those securities at fair value. Certain fixed maturity securities are available to support current operations and, accordingly, we classify such investments as current assets without regard to their contractual maturity. Investments used to satisfy contractual, regulatory or other requirements are classified as long-term, without regard to contractual maturity.
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
We have a committee of accounting and investment associates and management that is responsible for managing the impairment review process. The current economic environment and volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.
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
In addition to available-for-sale investment securities, we held additional long-term investments of $1,542.6, or 2.6% of total consolidated assets, at December 31, 2013. These long-term investments consisted primarily of certain other equity investments, cash surrender value of corporate-owned life insurance policies and real estate. Due to their less liquid nature, these investments are classified as long-term.
Through our investing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. We manage the market risks through our investment policy, which establishes credit quality limits and limits on investments in individual issuers. Ineffective management of these risks could have an impact on our future earnings and financial position. Our investment portfolio includes fixed maturity securities with a fair value of $17,488.1 at December 31, 2013. The weighted-average credit rating of these securities was “A” as of December 31, 2013. Included in this balance are investments in fixed maturity securities of states, municipalities and political subdivisions and mortgage-backed securities of $1,699.8 and $9.7, respectively, that are guaranteed by third parties. With the exception of eleven securities with a fair value of $9.7, these securities are all investment-grade and carry a weighted-average credit rating of “AA” as of December 31, 2013. The securities are guaranteed by a number of different guarantors and we do not have any significant exposure to any single guarantor (neither indirect through the guarantees, nor direct through investment in the guarantor). Further, due to the high underlying credit rating of the issuers, the weighted-average credit rating of these securities without the guarantee was “AA” as of December 31, 2013 for the securities for which such information is available.
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
We obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2013 and 2012.
In certain circumstances, it may not be possible to derive pricing model inputs from observable market activity, and therefore, such inputs are estimated internally. Such securities are designated Level III in accordance with FASB guidance. Securities designated Level III at December 31, 2013 totaled $177.9 and represented less than 1% of our total assets measured at fair value on a recurring basis. Our Level III securities primarily consisted of certain corporate securities, equity securities and structured securities for which observable inputs were not always available and the fair values of these securities were estimated using internal estimates for inputs including, but not limited to, prepayment speeds, credit spreads, default rates and benchmark yields.
For additional information, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K, and Note 2, “Basis of Presentation and Significant Accounting Policies,” Note 5, “Investments,” and Note 7, “Fair Value,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
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
An important factor in determining our pension expense is the assumption for expected long-term return on plan assets. As of our December 31, 2013 measurement date, we selected a weighted-average long-term rate of return on plan assets of 7.66%, consistent with our prior year assumption. We use a total portfolio return analysis in the development of our assumption. Factors such as past market performance, the long-term relationship between fixed maturity and equity securities, interest rates, inflation and asset allocations are considered in the assumption. The assumption includes an estimate of the additional return expected from active management of the investment portfolio. Peer data and an average of historical returns are also reviewed for appropriateness of the selected assumption. We believe our assumption of future returns is reasonable. However, if we lower our expected long-term return on plan assets, future contributions to the pension plan and pension expense would likely increase.
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
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our most recent measurement date, December 31, 2013. The selected weighted-average discount rate was 4.39%, which was developed using a yield curve approach. Using yields available on high-quality fixed maturity securities with various maturity dates, the yield curve approach provides a “customized” rate, which is meant to match the expected cash flows of our specific benefit plans. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FASB guidance.
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
At our December 31, 2013 measurement date, the selected discount rate for all plans was 4.48%, compared to a discount rate of 3.71% at the December 31, 2012 measurement date. We developed this rate using a yield curve approach as described above.
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2013 measurement date was 8.00% for 2014 with a gradual decline to 4.50% by the year 2025. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2013 measurement date was 6.00% for 2014 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2013 by $44.2 and would increase service and interest costs by $1.8. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $38.1 as of December 31, 2013 and would decrease service and interest costs by $1.5.
For additional information regarding our retirement benefits, see Note 11, “Retirement Benefits,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.

New Accounting Pronouncements
For information regarding new accounting pronouncements that were issued or became effective during the year ended December 31, 2013 that had, or are expected to have a material impact on our financial position, results of operations or financial statement disclosures, see the “New Accounting Pronouncements” section of Note 2, “Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Liquidity and Capital Resources
Introduction
Our cash receipts result primarily from premiums, administrative fees, investment income, other revenue, proceeds from the sale or maturity of our investment securities, proceeds from borrowings, and proceeds from the exercise of stock options. Cash disbursements result mainly from claims payments, administrative expenses, taxes, purchases of investment securities, interest expense, payments on borrowings, acquisitions, capital expenditures, repurchases of our debt securities and common stock and the payment of cash dividends. Cash outflows fluctuate with the amount and timing of settlement of these transactions. Any future decline in our profitability would likely have an unfavorable impact on our liquidity.
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
We have a $2,500.0 commercial paper program. Should commercial paper issuance be unavailable, we intend to use a combination of cash on hand and/or our $2,000.0 senior revolving credit facility to redeem our commercial paper when it matures. While there is no assurance in the current economic environment, we believe the lenders participating in our credit facility will be willing and able to provide financing in accordance with their legal obligations. In addition to the $2,000.0 senior revolving credit facility, we estimate that we will receive approximately $2,100.0 of dividends from our subsidiaries during 2014, which also provides further operating and financial flexibility.

The table below outlines the cash flows provided by or used in operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31
	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$3,052.3	$2,744.6	$3,374.4
Investing activities	(2,234.4)	(4,551.6)	(942.0)
Financing activities	(1,717.8)	2,088.9	(2,019.2)
Effect of foreign exchange rates on cash and cash equivalents	2.2	1.1	(0.4)
(Decrease) increase in cash and cash equivalents	$(897.7)	$283.0	$412.8
Liquidity—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
 During the year ended December 31, 2013, net cash flow provided by operating activities was $3,052.3, compared to $2,744.6 for the year ended December 31, 2012, an increase of $307.7. This increase was driven primarily by an increase in net income adjusted for non-cash items, primarily due to the loss on disposal of discontinued operations, changes in amortization expense and realized losses on extinguishment of debt. The increase was further attributable to an increase in net cash flow provided by Amerigroup as 2012 included post-acquisition change-in-control payments and transaction costs that did not recur in 2013. Additionally, the increase was due to a net increase in the collection of income tax refunds in 2013.
Net cash flow used in investing activities was $2,234.4 during the year ended December 31, 2013, compared to $4,551.6 for the year ended December 31, 2012. The decrease in cash flow used in investing activities of $2,317.2 primarily resulted from a decrease in cash used for the purchase of subsidiaries, as net cash used in investing activities for 2012 included the acquisitions of Amerigroup and 1-800 CONTACTS, while there were no purchases of subsidiaries in 2013. This decrease was partially offset by the net change in investment activity and changes in securities lending collateral.
Net cash flow used in financing activities was $1,717.8 during the year ended December 31, 2013, compared to net cash flow provided by financing activities of $2,088.9 for the year ended December 31, 2012. The change in cash flow from financing activities of $3,806.7 primarily resulted from an increase in long-term borrowings in 2012 primarily used to fund the acquisition of Amerigroup compared to an increase in net repayments of long-term borrowings in 2013. The change in cash flow from financing activity was further attributable to a decrease in common stock repurchases, changes in securities lending payable, and an increase in proceeds from the issuance of common stock under our employee stock plans.
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

Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $22,395.9 at December 31, 2013. Since December 31, 2012, total cash, cash equivalents and investments, including long-term investments, decreased by $68.7 primarily due to common stock repurchases, purchases of property and equipment, net repayments of borrowings and cash dividends paid to shareholders. These decreases were partially offset by cash generated from operations and proceeds from employee stock option exercises.
Many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid to their respective parent companies. Certain accounting practices prescribed by insurance regulatory authorities, or statutory accounting practices, differ from GAAP. Changes that occur in statutory accounting practices, if any, could impact our subsidiaries' future dividend capacity. In addition, we have agreed to certain undertakings to regulatory authorities, including the requirement to maintain certain capital levels in certain of our subsidiaries.
At December 31, 2013, we held $2,164.5 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot exceed. Our targeted range of debt-to-capital ratio is 30% to 35%. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 36.9% and 38.6% as of December 31, 2013 and 2012, respectively. The higher than targeted consolidated debt-to-capital ratios at December 31, 2013 and December 31, 2012 were primarily due to the increased debt we incurred to finance our acquisition of Amerigroup in 2012 and we expect in time to return to targeted levels.
Our senior debt is rated “A-” by Standard & Poor’s, “BBB+” by Fitch, Inc., “Baa2” by Moody’s Investor Service, Inc. and “bbb+” by AM Best Company, Inc. We intend to maintain our senior debt investment grade ratings. A significant downgrade in our debt ratings could adversely affect our borrowing capacity and costs.
Future Sources and Uses of Liquidity
We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.
We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility as of December 31, 2013.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At December 31, 2013 and 2012, $379.2 and $570.9, respectively, were outstanding under our commercial paper program. Commercial paper borrowings have been classified as long-term debt at December 31, 2013 and 2012 as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2013 and 2012, $400.0 and $250.0, respectively, were outstanding under our short-term FHLBs borrowings.
On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase certain of our outstanding 5.875% Notes due 2017, 7.000% Notes due 2019, 5.950% Notes due 2034, 5.850% Notes due 2036, 6.375% Notes due 2037 and 5.800% Notes due 2040 (collectively, the “Tendered Notes”). On August 13, 2013, we repurchased $700.0 of the Tendered Notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest to the early tender offer settlement date. Additionally, on September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $411.0. In connection with our early redemption and repurchase of the $1,100.0 aggregate principal amount of outstanding notes, we realized losses on debt extinguishment of $145.3.
On July 30, 2013, we issued $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the Tendered Notes and the 6.000% senior unsecured notes discussed above, and the balance for general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
As a result of our acquisition of Amerigroup on December 24, 2012, the carrying amount of $556.9 of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019 were included in our consolidated balance sheet as of December 31, 2012. On January 25, 2013, we redeemed the outstanding principal balance of these notes, plus applicable premium for early redemption, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.
While we generally issue senior unsecured notes for long-term borrowing purposes, on October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures. The Debentures are governed by an indenture, or the Indenture, dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. We used approximately $371.0 of the net proceeds from the issuance to repurchase shares of our common stock concurrently with the offering of the Debentures, and the balance was used for general corporate purposes, including but not limited to additional purchases of shares of our common stock pursuant to our share repurchase program and the repayment of debt. For additional information related to the Debentures, including the circumstances under which holders may convert the Debentures into common stock, see Note 13, “Debt” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
As discussed in “Financial Condition” above, many of our subsidiaries are subject to various government regulations that restrict the timing and amount of dividends and other distributions that may be paid. Based upon these requirements, we are currently estimating approximately $2,100.0 of dividends to be paid to the parent company during 2014. During 2013, we received $3,046.5 of dividends from our subsidiaries.
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

A summary of the cash dividend activity for the year ended December 31, 2013 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	0.3750	112.7
July 23, 2013	September 10, 2013	September 25, 2013	0.3750	111.4
October 22, 2013	December 9, 2013	December 23, 2013	0.3750	110.5
On January 28, 2014, our Board of Directors declared a quarterly cash dividend of $0.4375 per share on the outstanding shares of our common stock. This quarterly dividend is payable on March 25, 2014 to shareholders of record as of March 10, 2014.
A summary of common stock repurchases for the period January 1, 2014 through February 7, 2014 (subsequent to December 31, 2013) and for the year ended December 31, 2013 is as follows:

	January 1, 2014 Through February 7, 2014	Year Ended December 31, 2013
Shares repurchased	5.4	20.7
Average price per share	$84.96	$78.08
Aggregate cost	$457.6	$1,620.1
Authorization remaining at the end of each period	$2,633.4	$3,691.0
On February 4, 2014, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of shares, equal to $600.0, as determined by the dollar volume weighted-average share price during a period up through at least March 14, 2014, but not to exceed March 31, 2014. At the end of the term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted-average price during the same period. On February 4, 2014, we repurchased 6.0 shares under this program. These ASR shares are not included in the shares repurchased subsequent to December 31, 2013, shown in the table above as the final shares to be repurchased will not be determined until the completion of the program in March 2014. However, the $600.0 has been removed from the authorization remaining as of February 7, 2014 in the table above.
On September 25, 2013, the Board of Directors authorized a $3,500.0 increase to the common stock repurchase program. We expect to utilize unused authorization remaining at December 31, 2013 over a multi-year period, subject to market and industry conditions. Our stock repurchase program is discretionary as we are under no obligation to repurchase shares. We repurchase shares when we believe it is a prudent use of capital.
Our current retirement benefits funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the year ended December 31, 2013, no material contributions were necessary to meet ERISA required funding levels. However, during the year ended December 31, 2013, we made tax deductible discretionary contributions to the pension benefit plans of $38.6.

Contractual Obligations and Commitments
Our estimated contractual obligations and commitments as of December 31, 2013 are as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt[1]	$23,297.7	$1,489.9	$2,838.5	$3,148.0	$15,821.3
Operating lease commitments	769.3	133.0	226.3	188.4	221.6
Projected other postretirement benefits	440.7	43.4	133.2	135.9	128.2
Purchase obligations:
IBM outsourcing agreements[2]	251.2	200.3	50.9	—	—
Other purchase obligations[3]	2,757.2	1,499.3	780.1	450.0	27.8
Other long-term liabilities[4]	912.2	—	377.6	347.2	187.4
Investment commitments	341.6	148.9	111.7	61.1	19.9
Total contractual obligations and commitments	$28,769.9	$3,514.8	$4,518.3	$4,330.6	$16,406.2

1	Includes estimated interest expense.

2
Relates to agreements with International Business Machines Corporation, or IBM, to provide information technology infrastructure services. See Note 14, “Commitments and Contingences,” to the audited consolidated financial statements as of and for the year ended December 31, 2013 included in this Form 10-K for further information.

3	Includes obligations related to non-IBM information technology service agreements and telecommunication contracts.

4
Estimated future payments for funded pension benefits have been excluded from this table as we had no funding requirements under ERISA at December 31, 2013 as a result of the value of the assets in the plans. In addition, amount includes other obligations resulting from third-party service contracts.

The above table does not contain $121.5 of gross liabilities for uncertain tax positions and interest for which we cannot reasonably estimate the timing of the resolutions with the respective taxing authorities. See Note 8, “Income Taxes,” to the audited consolidated financial statements as of and for the year ended December 31, 2013 included in this Form 10-K for further information.
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
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries' respective RBC levels as of December 31, 2013, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net worth requirements applicable to certain of our California subsidiaries.
For additional information, see Note 22, “Statutory Information," to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not generally historical facts. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, which generally are not historical in nature. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. These risks and uncertainties include: those discussed and identified in our public filings with the U.S. Securities and Exchange Commission, or SEC; increased government participation in, or regulation or taxation of health benefits and managed care operations, including, but not limited to, the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or Health Care Reform; trends in health care costs and utilization rates; our ability to secure sufficient premium rates including regulatory approval for and implementation of such rates; our participation in the federal and state health insurance exchanges under Health Care Reform, which have experienced technical difficulties in implementation and which entail uncertainties associated with the mix and volume of business, particularly in our individual and small group markets, that could negatively impact the adequacy of our premium rates and which may not be sufficiently offset by the risk apportionment provisions of Health Care Reform; our ability to contract with providers consistent with past practice; competitor pricing below market trends of increasing costs; reduced enrollment, as well as a negative change in our health care product mix; risks and uncertainties regarding Medicare and Medicaid programs, including those related to non-compliance with the complex regulations imposed thereon and funding risks with respect to revenue received from participation therein; a downgrade in our financial strength ratings; litigation and investigations targeted at our industry and our ability to resolve litigation and investigations within estimates; medical malpractice or professional liability claims or other risks related to health care services provided by our subsidiaries; our ability to repurchase shares of our common stock and pay dividends on our common stock due to the adequacy of our cash flow and earnings and other considerations; non-compliance by any party of the Express Scripts, Inc. pharmacy benefit management services agreement, which could result in financial penalties, our inability to meet customer demands, and sanctions imposed by governmental entities, including the Centers for Medicare and Medicaid Services; events that result in negative publicity for us or the health benefits industry; failure to effectively maintain and modernize our information systems and e-business organization and to maintain good relationships with third party vendors for information system resources; events that may negatively affect our licenses with the Blue Cross and Blue Shield Association; possible impairment of the value of our intangible assets if future results do not adequately support goodwill and other intangible assets; intense competition to attract and retain employees; unauthorized disclosure of member sensitive or confidential information; changes in the economic and market conditions, as well as regulations that may negatively affect our investment portfolios and liquidity; possible restrictions in the payment of dividends by our subsidiaries and increases in required minimum levels of capital and the potential negative effect from our substantial amount of outstanding indebtedness; general risks associated with mergers and acquisitions; various laws and provisions in our governing documents that may prevent or discourage takeovers and business combinations; future public health epidemics and catastrophes; and general economic downturns. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Except to the extent otherwise required by federal securities law, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures in our SEC reports.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(In Millions, Except Per Share Data or As Otherwise Stated Herein)
As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations. Potential impacts discussed below are based upon sensitivity analyses performed on our financial position as of December 31, 2013. Actual results could vary from these estimates. Our primary objectives with our investment portfolio are to provide safety and preservation of capital, sufficient liquidity to meet cash flow requirements, the integration of investment strategy with the business operations and an attainment of a competitive after-tax total return.
Investments
Our investment portfolio is exposed to three primary sources of risk: credit quality risk, interest rate risk and market valuation risk.
The primary risks associated with our fixed maturity securities are credit quality risk and interest rate risk. Credit quality risk is defined as the risk of a credit event, such as a ratings downgrade or default, to an individual fixed maturity security and the potential loss attributable to that event. Credit quality risk is managed through our investment policy, which establishes credit quality limitations on the overall portfolio as well as diversification and percentage limits on securities of individual issuers. The result is a well-diversified portfolio of fixed maturity securities, with an average credit rating of approximately “A.” Interest rate risk is defined as the potential for economic losses on fixed maturity securities due to a change in market interest rates. Our fixed maturity portfolio is invested primarily in U.S. government securities, corporate bonds, asset-backed bonds, mortgage-related securities and municipal bonds, all of which represent an exposure to changes in the level of market interest rates. Interest rate risk is managed by maintaining asset duration within a band based upon our liabilities, operating performance and liquidity needs. Additionally, we have the capability of holding any security to maturity, which would allow us to realize full par value.
Our available-for-sale investment portfolio includes corporate securities which account for 40.0% of the total portfolio at December 31, 2013 and are subject to credit/default risk. In a declining economic environment, corporate yields will usually increase prompted by concern over the ability of corporations to make interest payments, thus causing a decrease in the price of corporate securities, and the decline in value of the corporate fixed maturity portfolio. We manage this risk through fundamental credit analysis, diversification of issuers and industries and an average credit rating of our corporate fixed maturity portfolio of approximately “BBB.”
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
As of December 31, 2013, 90.8% of our available-for-sale investments were fixed maturity securities. Market risk is addressed by actively managing the duration, allocation and diversification of our investment portfolio. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $783.2 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $807.7 increase in fair value. While we classify our fixed maturity securities as “available-for-sale” for accounting purposes, we believe our cash flows and duration of our portfolio should allow us to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.
As of December 31, 2013, 9.2% of our available-for-sale investments were equity securities. An immediate 10% decrease in each equity investment’s value, arising from market movement, would result in a fair value decrease of $176.7. Alternatively, an immediate 10% increase in each equity investment’s value, attributable to the same factor, would result in a fair value increase of $176.7.
For additional information regarding our investments, see Note 5, “Investments”, to our audited consolidated financial statements as of and for the year ended December 31, 2013, and “Investments” within “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.
Long-Term Debt
Our total long-term debt at December 31, 2013 was $14,091.6, and included $379.2 of commercial paper. The carrying values of the commercial paper approximate fair value as the underlying instruments have variable interest rates at market value. The remainder of the debt includes senior unsecured notes, convertible debentures and subordinated surplus notes by one of our insurance subsidiaries. This debt is subject to interest rate risk as these instruments have fixed interest rates and the fair value is affected by changes in market interest rates. The senior unsecured notes had combined carrying and estimated fair value of $12,721.5 and $12,987.0, respectively, at December 31, 2013. The carrying value and estimated fair value of the convertible debentures were $966.0 and $2,030.6, respectively, at December 31, 2013. The carrying value and estimated fair value of the surplus notes were $24.9 and $27.3, respectively, at December 31, 2013.
Should interest rates increase or decrease in the future, the estimated fair value of our fixed rate debt would decrease or increase accordingly. For additional information regarding our long-term debt, see Note 7, "Fair Value" and Note 13, “Debt” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K.
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
Changes in interest rates will affect the estimated fair value of these derivatives. As of December 31, 2013, we recorded a net asset of $10.2, the estimated fair value of the swaps at that date. We have evaluated the impact on the interest rate swap’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $52.9 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $52.9 increase in fair value.
We also utilize put and call options on the S&P 500 index to hedge, on an economic basis, the exposure of our equity security portfolio to fluctuations in the equity markets. While the impact of fluctuations in the equity markets on these derivatives are largely offset by changes in the fair values of our equity security portfolio, the change in fair value of the derivatives is recognized immediately in our income statement, whereas the change in fair value of our equity securities is recognized in accumulated other comprehensive income. Accordingly, a decrease in the S&P 500 index of 10% would result in an approximate increase of $38.3 in the fair value of these derivatives. An increase in the S&P 500 index of 10% would result in an approximate decrease of $18.8 in the fair value of these derivatives.
For additional information regarding our derivatives, see Note 6, “Derivative Financial Instruments” to our audited consolidated financial statements as of and for the year ended December 31, 2013, included in this Form 10-K. Also for accounting related to securities in our equity portfolio, see “Critical Accounting Policies and Estimates – Investments” within Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
 WELLPOINT, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 Years ended December 31, 2013, 2012 and 2011

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Shareholders of WellPoint, Inc.

We have audited the accompanying consolidated balance sheets of WellPoint, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WellPoint, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 20, 2014

WellPoint, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,582.1	$2,475.3
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $16,826.7 and $16,033.1)	17,038.2	16,912.9
Equity securities (cost of $1,168.5 and $869.9)	1,735.5	1,212.4
Other invested assets, current	16.3	14.8
Accrued investment income	168.8	162.2
Premium and self-funded receivables	3,968.7	3,687.4
Other receivables	1,063.3	927.6
Income taxes receivable	235.7	228.5
Securities lending collateral	969.8	564.6
Deferred tax assets, net	383.0	236.4
Other current assets	1,677.5	1,827.4
Assets held for sale	906.9	1,098.0
Total current assets	29,745.8	29,347.5
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $455.9 and $426.0)	449.9	431.5
Equity securities (cost of $27.4 and $27.1)	31.3	30.1
Other invested assets, long-term	1,542.6	1,387.6
Property and equipment, net	1,801.5	1,717.3
Goodwill	16,917.2	16,889.8
Other intangible assets	8,441.0	8,665.5
Other noncurrent assets	645.2	486.1
Total assets	$59,574.5	$58,955.4
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,127.2	$6,174.5
Reserves for future policy benefits	63.1	61.3
Other policyholder liabilities	2,073.2	2,345.7
Total policy liabilities	8,263.5	8,581.5
Unearned income	822.7	896.8
Accounts payable and accrued expenses	3,426.3	3,098.7
Security trades pending payable	95.2	69.3
Securities lending payable	969.7	564.7
Short-term borrowings	400.0	250.0
Current portion of long-term debt	518.0	557.1
Other current liabilities	1,674.7	1,769.8
Liabilities held for sale	181.4	207.1
Total current liabilities	16,351.5	15,995.0
Long-term debt, less current portion	13,573.6	14,170.8
Reserves for future policy benefits, noncurrent	723.0	750.8
Deferred tax liabilities, net	3,325.2	3,222.9
Other noncurrent liabilities	836.0	1,013.2
Total liabilities	34,809.3	35,152.7

Commitments and contingencies—Note 14
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 293,273,830 and 304,715,144	2.9	3.0
Additional paid-in capital	10,765.2	10,853.5
Retained earnings	13,813.9	12,647.1
Accumulated other comprehensive income	183.2	299.1
Total shareholders’ equity	24,765.2	23,802.7
Total liabilities and shareholders’ equity	$59,574.5	$58,955.4

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Income

	Years Ended December 31
	2013	2012	2011
(In millions, except per share data)
Revenues
Premiums	$66,119.1	$56,496.7	$55,969.6
Administrative fees	4,031.9	3,934.1	3,854.6
Other revenue	40.4	83.2	41.0
Total operating revenue	70,191.4	60,514.0	59,865.2
Net investment income	659.1	686.1	703.7
Net realized gains on investments	271.9	334.9	235.1
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(100.6)	(41.2)	(114.7)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1.7	3.4	21.4
Other-than-temporary impairment losses recognized in income	(98.9)	(37.8)	(93.3)
Total revenues	71,023.5	61,497.2	60,710.7
Expenses
Benefit expense	56,237.1	48,213.6	47,647.5
Selling, general and administrative expense:
Selling expense	1,526.9	1,586.9	1,616.8
General and administrative expense	8,426.0	7,093.6	6,818.8
Total selling, general and administrative expense	9,952.9	8,680.5	8,435.6
Interest expense	602.7	511.8	430.3
Amortization of other intangible assets	245.3	233.0	239.4
Loss on extinguishment of debt	145.3	—	—
Total expenses	67,183.3	57,638.9	56,752.8
Income from continuing operations before income tax expense	3,840.2	3,858.3	3,957.9
Income tax expense	1,205.9	1,207.3	1,311.2
Income from continuing operations	2,634.3	2,651.0	2,646.7
(Loss) income from discontinued operations, net of tax	(144.6)	4.5	—
Net income	$2,489.7	$2,655.5	$2,646.7
Basic net income (loss) per share:
Basic - continuing operations	$8.83	$8.25	$7.35
Basic - discontinued operations	(0.49)	0.01	—
Basic net income per share	$8.34	$8.26	$7.35
Diluted net income (loss) per share:
Diluted - continuing operations	$8.67	$8.17	$7.25
Diluted - discontinued operations	(0.47)	0.01	—
Diluted net income per share	$8.20	$8.18	$7.25
Dividends per share	$1.50	$1.15	$1.00
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2013	2012	2011
(In millions)
Net income	$2,489.7	$2,655.5	$2,646.7
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(294.7)	189.9	20.6
Change in non-credit component of other-than-temporary impairment losses on investments	1.7	4.5	(0.7)
Change in net unrealized gains/losses on cash flow hedges	3.0	0.1	(10.0)
Change in net periodic pension and postretirement costs	172.7	(10.9)	(119.8)
Foreign currency translation adjustments	1.4	0.6	0.2
Other comprehensive (loss) income	(115.9)	184.2	(109.7)
Total comprehensive income	$2,373.8	$2,839.7	$2,537.0

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2013	2012	2011
(In millions)
Operating activities
Net income	$2,489.7	$2,655.5	$2,646.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(271.9)	(334.9)	(235.1)
Other-than-temporary impairment losses recognized in income	98.9	37.8	93.3
Loss on extinguishment of debt	145.3	—	—
Loss on disposal from discontinued operations	221.8	—	—
Loss on disposal of assets	3.9	4.7	3.3
Deferred income taxes	59.1	127.5	74.3
Amortization, net of accretion	800.9	633.6	541.5
Depreciation expense	107.9	107.1	95.7
Impairment of property and equipment	47.7	66.8	—
Share-based compensation	146.0	146.5	134.8
Excess tax benefits from share-based compensation	(30.1)	(28.8)	(42.2)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	(418.3)	189.9	(401.8)
Other invested assets	(15.1)	(38.9)	(8.9)
Other assets	(33.6)	79.2	(259.2)
Policy liabilities	(345.8)	(53.7)	978.0
Unearned income	(73.8)	(193.7)	35.1
Accounts payable and accrued expenses	303.6	(406.5)	(208.7)
Other liabilities	(154.6)	(132.8)	(13.6)
Income taxes	9.3	(73.9)	(44.6)
Other, net	(38.6)	(40.8)	(14.2)
Net cash provided by operating activities	3,052.3	2,744.6	3,374.4
Investing activities
Purchases of fixed maturity securities	(13,704.5)	(15,040.4)	(11,914.8)
Proceeds from fixed maturity securities:
Sales	10,977.9	13,675.9	10,446.2
Maturities, calls and redemptions	1,836.8	1,781.5	1,891.3
Purchases of equity securities	(820.3)	(232.8)	(259.0)
Proceeds from sales of equity securities	721.0	422.7	287.4
Purchases of other invested assets	(251.5)	(303.7)	(207.9)
Proceeds from sales of other invested assets	127.1	35.5	29.4
Settlement of non-hedging derivatives	(109.8)	(59.8)	(96.6)
Changes in securities lending collateral	(405.1)	307.9	28.9
Purchases of subsidiaries, net of cash acquired	—	(4,597.0)	(600.0)
Purchases of property and equipment	(646.5)	(544.9)	(519.5)
Proceeds from sales of property and equipment	39.2	0.4	3.7
Other, net	1.3	3.1	(31.1)
Net cash used in investing activities	(2,234.4)	(4,551.6)	(942.0)
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(191.7)	(229.0)	463.6
Proceeds from long-term borrowings	1,250.0	6,468.9	1,097.4
Repayments of long-term borrowings	(1,801.9)	(1,251.3)	(705.1)
Proceeds from short-term borrowings	1,100.0	642.0	100.0
Repayments of short-term borrowings	(950.0)	(492.0)	(100.0)
Changes in securities lending payable	405.0	(307.8)	(29.0)
Changes in bank overdrafts	9.9	(17.6)	264.3
Premiums paid on equity options	(25.8)	—	—
Repurchase and retirement of common stock	(1,620.1)	(2,496.8)	(3,039.8)
Cash dividends	(448.0)	(367.1)	(357.8)
Proceeds from issuance of common stock under employee stock plans	524.7	110.8	245.0
Excess tax benefits from share-based compensation	30.1	28.8	42.2
Net cash (used in) provided by financing activities	(1,717.8)	2,088.9	(2,019.2)
Effect of foreign exchange rates on cash and cash equivalents	2.2	1.1	(0.4)
Change in cash and cash equivalents	(897.7)	283.0	412.8
Cash and cash equivalents at beginning of year	2,484.6	2,201.6	1,788.8
Cash and cash equivalents at end of year	1,586.9	2,484.6	2,201.6
Less cash and cash equivalents of discontinued operations at end of year	(4.8)	(9.3)	—
Cash and cash equivalents of continuing operations at end of year	$1,582.1	$2,475.3	$2,201.6

 See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Par Value		Retained Earnings
(In millions)
January 1, 2011	377.7	$3.8	$12,862.6	$10,721.6	$224.6	$23,812.6
Net income	—	—	—	2,646.7	—	2,646.7
Other comprehensive loss	—	—	—	—	(109.7)	(109.7)
Repurchase and retirement of common stock	(44.5)	(0.4)	(1,523.2)	(1,516.2)	—	(3,039.8)
Dividends and dividend equivalents	—	—	—	(361.4)	—	(361.4)
Issuance of common stock under employee stock plans, net of related tax benefits	6.2	—	339.8	—	—	339.8
December 31, 2011	339.4	$3.4	$11,679.2	$11,490.7	$114.9	$23,288.2
Net income	—	—	—	2,655.5	—	2,655.5
Other comprehensive income	—	—	—	—	184.2	184.2
Repurchase and retirement of common stock	(39.7)	(0.4)	(1,368.5)	(1,127.9)	—	(2,496.8)
Dividends and dividend equivalents	—	—	—	(371.2)	—	(371.2)
Issuance of convertible debentures	—	—	331.5	—	—	331.5
Conversion of stock awards in connection with AMERIGROUP Corporation acquisition	—	—	19.7	—	—	19.7
Issuance of common stock under employee stock plans, net of related tax benefits	5.0	—	191.6	—	—	191.6
December 31, 2012	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	2,489.7	—	2,489.7
Other comprehensive loss	—	—	—	—	(115.9)	(115.9)
Premiums paid on equity options	—	—	(7.9)	—	—	(7.9)
Repurchase and retirement of common stock	(20.7)	(0.1)	(749.5)	(870.5)	—	(1,620.1)
Convertible debentures tax adjustment	—	—	(3.3)	—	—	(3.3)
Dividends and dividend equivalents	—	—	—	(452.4)	—	(452.4)
Issuance of common stock under employee stock plans, net of related tax benefits	9.3	—	672.4	—	—	672.4
December 31, 2013	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2

See accompanying notes.

WellPoint, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(In Millions, Except Per Share Data or As Otherwise Stated Herein)
1. Organization
References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 35.7 medical members through our affiliated health plans and approximately 67.8 individuals through our subsidiaries as of December 31, 2013. We offer a broad spectrum of network-based managed care health benefit plans to large and small employer, individual, Medicaid and senior markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for: Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary, in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. Amerigroup also provided services in the state of Ohio through June 30, 2013 and in the state of New Mexico through December 31, 2013. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
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
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. The

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

operating results for 1-800 CONTACTS are reported as discontinued operations as a result of the pending divestiture at December 31, 2013. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale in the consolidated balance sheets. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. Information related to discontinued operations is included in Note 3, "Business Acquisitions and Divestitures," and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.
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
We participate in securities lending programs whereby marketable securities in our investment portfolio are transferred to independent brokers or dealers based on, among other things, their creditworthiness in exchange for cash collateral initially equal to at least 102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned (calculated as the ratio of initial market value of cash collateral to current market value of the securities on loan). Accordingly, the market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional cash collateral if the market value of the securities on loan exceeds the initial market value of cash collateral delivered. The fair value of the collateral received at the time of the transaction amounted to $969.7 and $564.7 at December 31, 2013 and 2012, respectively. The value of the cash collateral delivered represented 102% of the market value of the securities on loan at December 31, 2013 and 2012. Under FASB guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, we recognize the cash collateral as an asset, which is reported as “securities lending collateral” on our consolidated balance sheets and we record a corresponding liability for the obligation to return the cash collateral to the borrower, which is reported as “securities lending payable.” The securities on loan are reported in the applicable investment category on the consolidated balance sheets. Unrealized gains or losses on securities lending collateral are included in accumulated other comprehensive income as a separate component of shareholders’ equity.
Premium and Self-Funded Receivables: Premium and self-funded receivables include the uncollected amounts from fully-insured and self-funded groups, and are reported net of an allowance for doubtful accounts of $223.6 and $197.1 at December 31, 2013 and 2012, respectively. The allowance for doubtful accounts is based on historical collection trends and our judgment regarding the ability to collect specific accounts.
Other Receivables: Other receivables include pharmacy rebates, provider advances, claims recoveries, reinsurance, government programs, proceeds due from brokers on investment trades and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible amounts of $115.0 and $79.0 at December 31, 2013 and 2012, respectively, which is based on historical collection trends and our judgment regarding the ability to collect specific amounts.
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
Property and Equipment: Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed principally by the straight-line method over estimated useful lives ranging from 15 to 39 years for buildings and improvements, three to seven years for data processing equipment, furniture and other equipment, and three to five years for computer software. Leasehold improvements are depreciated over the term of the related lease. Certain costs related to the development or purchase of internal-use software are capitalized and amortized.
Goodwill and Other Intangible Assets: FASB guidance requires business combinations to be accounted for using the acquisition method of accounting and it also specifies the types of acquired intangible assets that are required to be

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually. We complete our annual impairment tests of existing goodwill and other intangible assets with indefinite lives during the fourth quarter of each year. Certain interim impairment tests are also performed when potential impairment indicators exist or changes in our business or other triggering events occur. Goodwill and other intangible assets are allocated to reporting units for purposes of the annual goodwill impairment test. In addition, certain other intangible assets with indefinite lives, such as trademarks, are also tested separately.
FASB guidance allows for qualitative assessments of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of a goodwill impairment analysis and whether it is more likely than not that an indefinite-lived intangible asset is impaired for purposes of an indefinite-lived intangible asset impairment analysis. Quantitative analysis must be performed if qualitative analyses are not conclusive. Entities also have the option to bypass the assessment of qualitative factors and proceed directly to performing quantitative analyses. We begin our annual tests with quantitative analyses. Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets with indefinite lives. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used.
Fair value for purposes of the goodwill impairment test is calculated using a blend of a projected income and market valuation approach. The projected income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process. Our assumed discount rate is based on our industry’s weighted-average cost of capital and reflects volatility associated with the cost of equity capital. Market valuations are based on observed multiples of certain measures including membership, revenue, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income as well as market capitalization analyses of WellPoint and other comparable companies. A goodwill impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the fair value of a reporting unit is determined and compared to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation on a business acquisition, at the impairment test date.
The fair value of indefinite-lived intangible assets is estimated and compared to the carrying value. We estimate the fair value of indefinite-lived intangible assets using a projected income approach. We recognize an impairment loss when the estimated fair value of indefinite-lived intangible assets is less than the carrying value. If significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.
Derivative Financial Instruments: We primarily invest in the following types of derivative financial instruments: interest rate swaps, forward contracts, put and call options, credit default swaps, embedded derivatives, warrants and swaptions. Derivatives embedded within non-derivative instruments, such as options embedded in convertible fixed maturity securities, are bifurcated from the host instrument when the embedded derivative is not clearly and closely related to the host instrument. Our use of derivatives is limited by statutes and regulations promulgated by the various regulatory bodies to which we are subject, and by our own derivative policy. Our derivative use is generally limited to hedging purposes, on an economic basis, and we generally do not use derivative instruments for speculative purposes.
We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. We attempt to mitigate our exposure to interest rate risk through active portfolio management, including rebalancing our existing portfolios of assets and liabilities, as well as changing the characteristics of investments to be purchased or sold in the future. In addition, derivative financial instruments are used to modify the interest rate exposure of certain liabilities or forecasted transactions. These strategies include the use of interest rate swaps and forward contracts, which are used to lock-

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

in interest rates or to hedge, on an economic basis, interest rate risks associated with variable rate debt. We have used these types of instruments as designated hedges against specific liabilities.
All investments in derivatives are recorded as assets or liabilities at fair value. If certain correlation, hedge effectiveness and risk reduction criteria are met, a derivative may be specifically designated as a hedge of exposure to changes in fair value or cash flow. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the nature of any hedge designation thereon. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. If the derivative is not designated as a hedge, the gain or loss resulting from the change in the fair value of the derivative is recognized in results of operations in the period of change. Cash flows associated with the settlement of non-designated derivatives are shown on a net basis in investing activity in our consolidated statements of cash flow.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivatives among multiple counterparties. At December 31, 2013, we believe there were no material concentrations of credit risk with any individual counterparty.
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
Premium deficiencies are recognized when it is probable that expected claims and administrative expenses will exceed future premiums on existing medical insurance contracts without consideration of investment income. Determination of premium deficiencies for longer duration life and disability contracts includes consideration of investment income. For purposes of premium deficiencies, contracts are deemed to be either short or long duration and are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. Once established,

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

premium deficiencies are released commensurate with actual claims experience over the remaining life of the contract. No premium deficiencies were established at December 31, 2013 or 2012.
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
We follow HHS guidelines for determining the types of expenses that may be included in our minimum MLR rebate calculations, which differ from benefit expense and premiums as reported in our consolidated financial statements prepared in conformity with GAAP. Certain amounts reported as expense in our GAAP basis consolidated financial statements may be reported as a reduction of premiums in accordance with HHS regulations. For example, certain federal and state income taxes and assessments recorded as income tax expense or general and administrative expense, as appropriate, in our consolidated GAAP financial statements are allowed to be included as a reduction of premium revenue in HHS’ calculation of minimum MLR. In addition, profit amounts included in our payments to third party administrative service providers are recorded as benefit expense in our consolidated GAAP financial statements while HHS does not allow for the inclusion of these expenses within the medical loss expense for purposes of calculating minimum MLR.
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, net of amounts recognized for minimum MLR rebates, if applicable. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.
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
Share-Based Compensation: Our current compensation philosophy provides for share-based compensation, including stock options and restricted stock awards. Stock options are granted for a fixed number of shares with an exercise price at least equal to the fair value of the shares at the date of the grant. Restricted stock awards are issued at the fair value of the stock on the grant date. Effective January 1, 2014, the employee stock purchase plan will allow for a purchase price per share

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

which is 95% of the fair value of a share of common stock on the last trading day of the plan quarter. The employee stock purchase plan discount is not recognized as compensation expense based on GAAP guidance. All other share-based payments to employees are recognized as compensation expense in the income statement based on their fair values. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. Our share-based employee compensation plans and assumptions are described in Note 15, “Capital Stock.”
Advertising and Marketing Costs: We use print, broadcast and other advertising to promote our products and to develop our corporate image. We market our products through direct marketing activities and an extensive network of independent agents, brokers and retail partnerships for individual and Medicare customers, and for certain Local Group customers with a smaller employee base. Products for National Accounts and Local Group customers with a larger employee base are generally sold through independent brokers or consultants retained by the customer and working with industry specialists from our in-house sales force. In the individual and small group markets we offer on-exchange products through state or federally facilitated marketplaces and off-exchange products. Federal premium subsidies are available only for certain on-exchange products. The cost of advertising and marketing for product promotion is expensed as incurred while advertising and marketing costs associated with corporate image is expensed when first aired. Total advertising and marketing expense was $350.9, $285.4 and $287.8 for the years ended December 31, 2013, 2012 and 2011, respectively.
Earnings per Share: Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of stock options, restricted stock and convertible debentures, using the treasury stock method. The treasury stock method assumes exercise of stock options and vesting of restricted stock, with the assumed proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
New Accounting Pronouncements: In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 amends certain portions of Accounting Standards Codification Topic 220, Comprehensive Income, or ASC 220, to improve reporting by requiring the presentation, in one place, of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, cross-references to other disclosures that provide additional detail about those amounts is required. The adoption of ASU 2013-02 in the first quarter of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
In July 2011, the FASB issued ASU No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. Health Care Reform imposes a mandatory annual fee on health insurers that write certain types of health insurance on U.S. risks for each calendar year beginning on or after January 1, 2014. The annual fee will be allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business that is written during the preceding calendar year. ASU 2011-06 addresses how this fee should be recognized and classified in the income statements of health insurers and stipulates that the liability for the fee should be estimated and recorded in full once the insurer provides qualifying health insurance in the applicable calendar year in which the fee is payable, with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation, unless another method better allocates the fee over the calendar year that it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0. Our portion of the 2014 fee is currently estimated to be at least $900.0. This fee is non-deductible for income tax purposes. Accordingly, adoption of this guidance and the enactment of this fee could have a material impact on our financial position, results of operations or cash flows in future periods.
There were no other new accounting pronouncements that were issued or became effective during the year ended

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2013 that had, or are expected to have, a material impact on our financial position, results of operations or financial statement disclosures.
3. Business Acquisitions and Divestitures
Amerigroup
In December 2012, we completed our acquisition of Amerigroup, one of the nation’s leading managed care companies focused on meeting the health care needs of financially vulnerable Americans. This acquisition furthers our goal of creating better health care quality at more affordable prices for our customers. Amerigroup also advances our capabilities in effectively and efficiently serving the growing Medicaid population, including the expanding dual eligibles, seniors, persons with disabilities and long-term services and support markets.
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
In accordance with FASB accounting guidance for business combinations, the consideration transferred was allocated to the fair value of Amerigroup’s assets acquired and liabilities assumed, including identifiable intangible assets. In 2013, we finalized our purchase accounting and made a measurement period adjustment to the fair value of certain assets acquired and liabilities assumed at the date of acquisition. The effect of these adjustments on the preliminary purchase price allocation recorded at December 31, 2012 was an increase to goodwill of $28.9, an increase in other intangible assets of $20.0, a decrease in current liabilities of $1.6, and an increase in noncurrent liabilities of $50.5. The below table and the accompanying consolidated balance sheets reflect the impact of these adjustments.
The excess of the consideration transferred over the estimated fair value of net assets acquired resulted in non-tax-deductible goodwill of $3,062.0, all of which was allocated to our Government Business segment. Goodwill recognized from the acquisition of Amerigroup primarily relates to the future economic benefits arising from expected synergies and is consistent with our stated intentions to strengthen our position and expand operations in the government sector to serve Medicaid and Medicare enrollees.
The following table summarizes the estimated fair values of Amerigroup assets acquired and liabilities assumed:

Current assets	$2,716.5
Goodwill	3,062.0
Other intangible assets	975.0
Other noncurrent assets	406.1
Total assets acquired	7,159.6
Current liabilities	1,416.6
Noncurrent liabilities	967.5
Total liabilities assumed	2,384.1
Net assets acquired	$4,775.5
Of the $975.0 of total other intangible assets acquired, $65.0 represents finite-lived customer relationships with an amortization period of three years, $30.0 represents provider and hospital networks with an amortization period of twenty years and $880.0 represents indefinite-lived state Medicaid contracts and trade names.
The results of operations of Amerigroup for the period following December 24, 2012 are included in our consolidated financial statements within our Government Business segment and represented $219.0 of our operating revenue and an offset to net income of $6.1 for the year ended December 31, 2012. The pro-forma effects of this acquisition for periods prior to acquisition were not considered material to our consolidated results of operations.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

 1-800 CONTACTS
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. Additionally, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS are reported as discontinued operations in the accompanying consolidated statements of income. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale in the accompanying consolidated balance sheets. This divestiture will enable us to focus on our core growth opportunities across both our Commercial and Specialty and Government business segments.
Summarized financial information for the 1-800 CONTACTS discontinued operations for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Revenues	$434.7	214.5

Income from discontinued operations before tax	17.3	7.2
Income tax (benefit) expense	(2.6)	2.7
Income from discontinued operations	19.9	4.5
Loss on disposal from discontinued operations, net of tax	(164.5)	—
Discontinued operations, net of tax	$(144.6)	$4.5
In connection with the sale of 1-800 CONTACTS, we recognized a loss on disposal of $221.8, net of an income tax benefit of $57.3 for the year ended December 31, 2013. The loss on disposal was calculated as the difference between the fair value, as determined by the sales agreements less costs to sell, and the carrying value of the held for sale assets at December 31, 2013. The sale was completed on January 31, 2014 and did not result in any material difference to the loss on disposal shown above.
The assets and liabilities of 1-800 CONTACTS are reported as held for sale in the accompanying consolidated balance sheets at December 31, 2013 and 2012 and consist of the following:

	2013	2012
Assets
Cash and cash equivalents	$4.8	$9.3
Property and equipment	27.6	21.0
Goodwill	409.9	620.7
Other intangibles	415.4	437.3
Other assets	49.2	9.7
Total assets	$906.9	$1,098.0

Liabilities
Accounts payable and other accrued expenses	$34.2	$33.8
Deferred income taxes	142.5	158.1
Other liabilities	4.7	15.2
Total liabilities	$181.4	$207.1
4. Restructuring Activities
As a result of restructuring activities implemented during 2012 and 2011, we recorded liabilities for employee termination costs and lease and other contract exit costs. The restructuring activities are classified as components of general

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

and administrative expenses in the consolidated statements of income for the respective period in which they occurred. There were no restructuring activities implemented during 2013.
The 2012 restructuring activities were initiated primarily as a result of personnel changes, organizational realignment to create efficiencies in our business processes and certain integration activities associated with the Amerigroup acquisition. Activity related to these liabilities for the year ended December 31, 2013 and 2012, by segment, is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
2012 Restructuring Activities
Employee termination costs:
Costs incurred in 2012	$70.8	$64.5	$3.5	$138.8
2012 payments	(10.8)	(9.8)	(0.6)	(21.2)
Liabilities for employee termination costs ending balance at December 31, 2012	60.0	54.7	2.9	117.6
2013 payments	(34.6)	(34.6)	(1.7)	(70.9)
Liabilities released in 2013	(12.0)	(15.9)	(0.6)	(28.5)
Liabilities for employee termination costs ending balance at December 31, 2013	13.4	4.2	0.6	18.2

Lease and other contract exit costs:
Costs incurred in 2012	8.8	3.0	0.1	11.9
2012 payments	(0.1)	—	—	(0.1)
Liabilities for lease and other contract exit costs ending balance at December 31, 2012	8.7	3.0	0.1	11.8
2013 payments	(5.7)	(2.0)	(0.1)	(7.8)
Liabilities released in 2013	(0.6)	(0.2)	—	(0.8)
Liabilities for lease and other contract exit costs ending balance at December 31, 2013	2.4	0.8	—	3.2
Total liabilities for 2012 restructuring activities ending balance at December 31, 2013	$15.8	$5.0	$0.6	$21.4
The 2011 restructuring activities were initiated as a result of a change in strategic focus primarily in response to Health Care Reform. At December 31, 2013, our total liabilities for 2011 restructuring activities were $17.5, of which $1.9 related to employee termination costs and $15.6 related to lease and other contract exit costs. Payments for lease and other contract exit costs will continue to occur over the remaining terms of the related contracts.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments
A summary of current and long-term investments, available-for-sale, at December 31, 2013 and 2012 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
December 31, 2013:
Fixed maturity securities:
United States Government securities	$300.8	$2.5	$(3.4)	$—	$299.9	$—
Government sponsored securities	174.4	0.4	(1.3)	—	173.5	—
States, municipalities and political subdivisions, tax-exempt	5,899.5	202.9	(90.1)	(9.6)	6,002.7	(0.6)
Corporate securities	7,614.1	205.2	(95.2)	(15.5)	7,708.6	(0.1)
Options embedded in convertible securities	89.2	—	—	—	89.2	—
Residential mortgage-backed securities	2,269.4	48.0	(41.4)	(7.1)	2,268.9	—
Commercial mortgage-backed securities	479.0	10.5	(2.6)	(0.3)	486.6	—
Other debt securities	456.2	5.8	(2.5)	(0.8)	458.7	(0.1)
Total fixed maturity securities	17,282.6	475.3	(236.5)	(33.3)	17,488.1	$(0.8)
Equity securities	1,195.9	578.9	(8.0)	—	1,766.8
Total investments, available-for-sale	$18,478.5	$1,054.2	$(244.5)	$(33.3)	$19,254.9
December 31, 2012
Fixed maturity securities:
United States Government securities	$330.3	$13.1	$(0.2)	$—	$343.2	$—
Government sponsored securities	153.6	2.6	—	—	156.2	—
States, municipalities and political subdivisions, tax-exempt	5,501.3	388.2	(5.7)	(1.6)	5,882.2	—
Corporate securities	7,642.0	387.0	(17.0)	(8.0)	8,004.0	(1.7)
Options embedded in convertible securities	67.2	—	—	—	67.2	—
Residential mortgage-backed securities	2,204.7	103.1	(1.1)	(1.9)	2,304.8	(0.4)
Commercial mortgage-backed securities	323.2	22.5	—	—	345.7	—
Other debt securities	236.8	7.6	(0.2)	(3.1)	241.1	(1.3)
Total fixed maturity securities	16,459.1	924.1	(24.2)	(14.6)	17,344.4	$(3.4)
Equity securities	897.0	358.0	(12.5)	—	1,242.5
Total investments, available-for-sale	$17,356.1	$1,282.1	$(36.7)	$(14.6)	$18,586.9
At December 31, 2013, we owned $2,755.5 of mortgage-backed securities and $423.8 of asset-backed securities out of a total available-for-sale investment portfolio of $19,254.9. These securities included sub-prime and Alt-A securities with fair values of $32.2 and $102.4, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.7 and $6.4, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at December 31, 2013 and 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 Months			12 Months or Greater
	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
(Securities are whole amounts)
December 31, 2013:
Fixed maturity securities:
United States Government securities	27	$179.2	$(3.4)	—	$—	$—
Government sponsored securities	22	73.4	(1.3)	—	—	—
States, municipalities and political subdivisions, tax-exempt	806	2,070.9	(90.1)	42	82.4	(9.6)
Corporate securities	1,448	2,586.6	(95.2)	107	81.3	(15.5)
Residential mortgage-backed securities	605	1,243.0	(41.4)	80	116.2	(7.1)
Commercial mortgage-backed securities	52	177.7	(2.6)	4	5.6	(0.3)
Other debt securities	65	185.3	(2.5)	17	16.2	(0.8)
Total fixed maturity securities	3,025	6,516.1	(236.5)	250	301.7	(33.3)
Equity securities	426	120.8	(8.0)	—	—	—
Total fixed maturity and equity securities	3,451	$6,636.9	$(244.5)	250	$301.7	$(33.3)
December 31, 2012
Fixed maturity securities:
United States Government securities	17	$48.5	$(0.2)	—	$—	$—
States, municipalities and political subdivisions, tax-exempt	184	420.1	(5.7)	1	46.9	(1.6)
Corporate securities	457	1,066.5	(17.0)	74	52.6	(8.0)
Residential mortgage-backed securities	79	211.0	(1.1)	44	25.5	(1.9)
Commercial mortgage-backed securities	4	10.1	—	3	4.1	—
Other debt securities	7	5.4	(0.2)	21	28.9	(3.1)
Total fixed maturity securities	748	1,761.6	(24.2)	143	158.0	(14.6)
Equity securities	961	149.6	(12.5)	—	—	—
Total fixed maturity and equity securities	1,709	$1,911.2	$(36.7)	143	$158.0	$(14.6)
The amortized cost and fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$423.9	$426.3
Due after one year through five years	4,580.5	4,712.1
Due after five years through ten years	5,105.4	5,196.6
Due after ten years	4,424.4	4,397.6
Mortgage-backed securities	2,748.4	2,755.5
Total available-for-sale fixed maturity securities	$17,282.6	$17,488.1

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The major categories of net investment income for the years ended December 31 are as follows:

	2013	2012	2011
Fixed maturity securities	$638.9	$671.2	$692.4
Equity securities	45.9	38.4	34.0
Cash and cash equivalents	1.0	2.5	3.7
Other	19.8	16.2	2.4
Investment income	705.6	728.3	732.5
Investment expense	(46.5)	(42.2)	(28.8)
Net investment income	$659.1	$686.1	$703.7
Net realized investment gains/losses and net change in unrealized appreciation/depreciation in investments for the years ended December 31 are as follows:

	2013	2012	2011
Net realized gains (losses) on investments:
Fixed maturity securities:
Gross realized gains from sales	$225.9	$401.0	$289.2
Gross realized losses from sales	(125.7)	(54.8)	(65.1)
Net realized gains from sales of fixed maturity securities	100.2	346.2	224.1
Equity securities:
Gross realized gains from sales	224.1	82.0	75.4
Gross realized losses from sales	(100.5)	(93.8)	(68.0)
Net realized gains (losses) from sales of equity securities	123.6	(11.8)	7.4
Other realized gains on investments	48.1	0.5	3.6
Net realized gains on investments	271.9	334.9	235.1

Other-than-temporary impairment losses recognized in income:
Fixed maturity securities	(42.5)	(11.8)	(24.2)
Equity securities	(13.9)	(17.5)	(27.9)
Other invested assets, long-term	(42.5)	(8.5)	(41.2)
Other-than-temporary impairment losses recognized in income	(98.9)	(37.8)	(93.3)

Change in net unrealized (losses) gains on investments:
Fixed maturity securities	(679.8)	199.8	155.9
Equity securities	225.4	94.7	(124.6)
Total change in net unrealized (losses) gains on investments	(454.4)	294.5	31.3
Deferred income tax benefit (expense)	159.7	(104.6)	(10.7)
Net change in net unrealized (losses) gains on investments	(294.7)	189.9	20.6

Net realized gains on investments, other-than-temporary impairment losses recognized in income and net change in net unrealized (losses) gains on investments	$(121.7)	$487.0	$162.4
A primary objective in the management of our fixed maturity and equity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the years ended December 31 are as follows:

	2013	2012	2011
Proceeds	$13,662.8	$15,915.6	$12,654.3
Gross realized gains	498.1	483.5	368.2
Gross realized losses	(226.2)	(148.6)	(133.1)
A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a committee responsible for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired equity security investments for a period of time sufficient to allow for any anticipated recovery in fair value, (iv) our intent to sell or the likelihood that we will need to sell a fixed maturity security before recovery of its amortized cost basis, (v) whether the debtor is current on interest and principal payments, (vi) the reasons for the decline in value (i.e., credit event compared to liquidity, general credit spread widening, currency exchange rate or interest rate factors) and (vii) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in the consolidated statements of income. The new cost basis of the impaired securities is not increased for future recoveries in fair value.
Other-than-temporary impairments recorded in 2013, 2012 and 2011 were primarily the result of the continued credit deterioration on specific issuers in the bond markets and certain equity securities’ fair values remaining below cost for an extended period of time. There were no individually significant other-than-temporary impairment losses on investments by issuer during 2013, 2012 or 2011.
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
The changes in the amount of the credit component of other-than-temporary impairment losses on fixed maturity securities recognized in income, for which a portion of the other-than-temporary impairment losses was recognized in other comprehensive income, was not material for the years ended December 31, 2013, 2012 or 2011.
At December 31, 2013 and 2012, no investments exceeded 10% of shareholders’ equity.
As of December 31, 2013 we did not hold any fixed maturity investments that did not produce income during 2013. The carrying value of fixed maturity investments that did not produce income during 2012 was $1.8 at December 31, 2012.
As of December 31, 2013 we had committed approximately $341.6 to future capital calls from various third-party investments in exchange for an ownership interest in the related entity.
At December 31, 2013 and 2012, securities with carrying values of approximately $449.9 and $431.5, respectively, were deposited by our insurance subsidiaries under requirements of regulatory authorities.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

6. Derivative Financial Instruments
A summary of the aggregate contractual or notional amounts and estimated fair values related to derivative financial instruments at December 31, 2013 and 2012 is as follows:

	Contractual/ Notional Amount	Balance Sheet Location	Estimated Fair Value
			Asset	(Liability)
December 31, 2013
Hedging instruments
Interest rate swaps	$1,660.0	Other assets/other liabilities	$30.9	$(20.7)
Non-hedging instruments
Derivatives embedded in convertible securities	295.0	Fixed maturity securities	89.2	—
Interest rate swaps	72.6	Equity securities	1.8	(2.5)
Options	7,891.6	Equity securities/other assets	776.5	(787.7)
Futures	—	Equity securities	3.5	(1.6)
Subtotal non-hedging	8,259.2	Subtotal non-hedging	871.0	(791.8)
Total derivatives	$9,919.2	Total derivatives	901.9	(812.5)
		Amounts netted	(791.8)	791.8
		Net derivatives	$110.1	$(20.7)

December 31, 2012
Hedging instruments
Interest rate swaps	$1,650.0	Other assets/other liabilities	$58.6	$(0.1)
Non-hedging instruments
Derivatives embedded in convertible securities	278.8	Fixed maturity securities	67.2	—
Credit default and interest rate swaps	95.9	Equity securities	—	(7.3)
Options	6,271.8	Equity securities	385.6	(411.2)
Futures	—	Equity securities	2.1	(0.4)
Subtotal non-hedging	6,646.5	Subtotal non-hedging	454.9	(418.9)
Total derivatives	$8,296.5	Total derivatives	513.5	(419.0)
		Amounts netted	(418.9)	418.9
		Net derivatives	$94.6	$(0.1)

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Hedges
We have entered into various interest rate swap contracts to convert a portion of our interest rate exposure on our long-term debt from fixed rates to floating rates. The floating rates payable on all of our fair value hedges are benchmarked to LIBOR. A summary of our outstanding fair value hedges at December 31, 2013 and 2012 is as follows:

Type of Fair Value Hedges	Year Entered Into	Outstanding Notional Amount		Interest Rate Received	Expiration Date
		2013	2012
Interest rate swap	2013	$10.0	$—	4.350%	August 15, 2020
Interest rate swap	2012	200.0	200.0	4.350	August 15, 2020
Interest rate swap	2012	625.0	625.0	1.875	January 15, 2018
Interest rate swap	2012	200.0	200.0	2.375	February 15, 2017
Interest rate swap	2011	200.0	200.0	5.250	January 15, 2016
Interest rate swap	2010	25.0	25.0	5.250	January 15, 2016
Interest rate swap	2006	200.0	200.0	5.000	December 15, 2014
Interest rate swap	2005	200.0	200.0	5.000	December 15, 2014
Total notional amount outstanding		$1,660.0	$1,650.0
A summary of the effect of fair value hedges on our income statement for the years ended December 31, 2013, 2012 and 2011 is as follows:

Type of Fair Value Hedges	Income Statement Location of Hedge Gain	Hedge Gain Recognized	Hedged Item	Income Statement Location of Hedged Item Loss	Hedged Item Loss Recognized
Year ended December 31, 2013
Interest rate swaps	Interest expense	$31.5	Fixed rate debt	Interest expense	$(31.5)
Year ended December 31, 2012
Interest rate swaps	Interest expense	$38.2	Fixed rate debt	Interest expense	$(38.2)
Year ended December 31, 2011
Interest rate swaps	Interest expense	$45.1	Fixed rate debt	Interest expense	$(45.1)
Cash Flow Hedges
We have historically entered into forward starting pay fixed interest rate swaps, with the objective of eliminating the variability of cash flows in the interest payments on various debt issuances. These swaps have all terminated and no amounts were outstanding at December 31, 2013 or 2012. The unrecognized loss for all terminated cash flow hedges included in accumulated other comprehensive income was $32.3 and $35.3 at December 31, 2013 and 2012. As of December 31, 2013, the total amount of amortization over the next twelve months for all cash flow hedges will increase interest expense by approximately $5.0.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the effect of cash flow hedges on our financial statements for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Effective Portion
	Pretax Hedge Loss Recognized in Other Comprehensive (Loss) Income	Income Statement Location of Loss Reclassification from Accumulated Other Comprehensive Income	Hedge Loss Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
Type of Cash Flow Hedge				Income Statement Location of Loss Recognized	Hedge Loss Recognized
Year ended December 31, 2013
Forward starting pay fixed swaps	$—	Interest expense	$(4.6)	None	$—
Year ended December 31, 2012
Forward starting pay fixed swaps	$(4.0)	Interest expense	$(4.2)	Interest expense	$(0.1)
Year ended December 31, 2011
Forward starting pay fixed swaps	$(18.2)	Interest expense	$(1.8)	None	$—
We test for cash flow hedge effectiveness at hedge inception and re-assess at the end of each reporting period. No amounts were excluded from the assessment of hedge effectiveness.
Non-Hedging Derivatives
A summary of the effect of non-hedging derivatives on our income statement for the years ended December 31, 2013, 2012 and 2011 is as follows:

Type of Non-hedging Derivatives	Income Statement Location of Gain (Loss) Recognized	Derivative Gain (Loss) Recognized
Year ended December 31, 2013
Derivatives embedded in convertible securities	Net realized gains on investments	$31.5
Interest rate swaps	Net realized gains on investments	2.2
Options	Net realized gains on investments	(111.7)
Futures	Net realized gains on investments	22.3
Swaptions	Net realized gains on investments	$3.0
Total		$(52.7)
Year ended December 31, 2012
Derivatives embedded in convertible securities	Net realized gains on investments	$(2.4)
Credit default and interest rate swaps	Net realized gains on investments	(3.9)
Options	Net realized gains on investments	(66.0)
Futures	Net realized gains on investments	(6.7)
Total		$(79.0)
Year ended December 31, 2011
Derivatives embedded in convertible securities	Net realized gains on investments	$(7.6)
Credit default and interest rate swaps	Net realized gains on investments	(53.3)
Options	Net realized gains on investments	9.6
Futures	Net realized gains on investments	(5.9)
Total		$(57.2)

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
Fixed maturity securities, available-for-sale: Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. United States Government securities represent Level I securities, while Level II securities primarily include corporate securities, securities from states, municipalities and political subdivisions and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. We have controls in place to review the third party pricing services’ qualifications and procedures used to determine fair values. In addition, we periodically review the third party pricing services’ pricing methodologies, data sources and pricing inputs to ensure the fair values obtained are reasonable. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds. We also have certain fixed maturity securities, primarily corporate debt securities, that are designated Level III securities. For these securities, the valuation methodologies may incorporate broker quotes or discounted cash flow analyses using assumptions for inputs such as expected cash flows, benchmark yields, credit spreads, default rates and prepayment speeds that are not observable in the markets.
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
Derivatives: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

market observable inputs for similar derivative transactions.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 is as follows:

	Level I	Level II	Level III	Total
December 31, 2013
Assets:
Cash equivalents	$632.3	$—	$—	$632.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	299.9	—	—	299.9
Government sponsored securities	—	173.5	—	173.5
States, municipalities and political subdivisions, tax-exempt	—	6,002.7	—	6,002.7
Corporate securities	—	7,593.4	115.2	7,708.6
Options embedded in convertible securities	—	89.2	—	89.2
Residential mortgage-backed securities	—	2,268.9	—	2,268.9
Commercial mortgage-backed securities	—	480.1	6.5	486.6
Other debt securities	35.6	408.3	14.8	458.7
Total fixed maturity securities	335.5	17,016.1	136.5	17,488.1
Equity securities	1,475.7	249.7	41.4	1,766.8
Other invested assets, current	16.3	—	—	16.3
Securities lending collateral	408.5	561.3	—	969.8
Derivatives excluding embedded options (reported with other assets)	—	58.4	—	58.4
Total assets	$2,868.3	$17,885.5	$177.9	$20,931.7
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.7)	$—	$(20.7)
Total liabilities	$—	$(20.7)	$—	$(20.7)

December 31, 2012:
Assets:
Cash equivalents	$728.3	$—	$—	$728.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	343.2	—	—	343.2
Government sponsored securities	—	156.2	—	156.2
States, municipalities and political subdivisions, tax-exempt	—	5,882.2	—	5,882.2
Corporate securities	—	7,882.9	121.1	8,004.0
Options embedded in convertible securities	—	67.2	—	67.2
Residential mortgage-backed securities	—	2,300.5	4.3	2,304.8
Commercial mortgage-backed securities	—	345.7	—	345.7
Other debt securities	33.8	203.4	3.9	241.1
Total fixed maturity securities	377.0	16,838.1	129.3	17,344.4
Equity securities	1,103.1	113.2	26.2	1,242.5
Other invested assets, current	14.8	—	—	14.8
Securities lending collateral	231.7	332.9	—	564.6
Derivatives excluding embedded options (reported with other assets)	—	58.6	—	58.6
Total assets	$2,454.9	$17,342.8	$155.5	$19,953.2
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(0.1)	$—	$(0.1)
Total liabilities	$—	$(0.1)	$—	$(0.1)

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Total
Year Ended December 31, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Total gains (losses):
Recognized in net income	(30.3)	—	—	(0.1)	(4.8)	(35.2)
Recognized in accumulated other comprehensive income	(3.5)	—	—	0.6	9.5	6.6
Purchases	51.9	—	—	1.6	17.6	71.1
Sales	(4.8)	—	—	—	(7.1)	(11.9)
Settlements	(15.5)	(1.9)	(6.1)	(0.7)	—	(24.2)
Transfers into Level III	3.0	13.1	12.6	9.8	—	38.5
Transfers out of Level III	(6.7)	(15.5)	—	(0.3)	—	(22.5)
Ending balance at December 31, 2013	$115.2	$—	$6.5	$14.8	$41.4	$177.9
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2013	$(30.8)	$—	$—	$(0.1)	$(6.5)	$(37.4)

Year Ended December 31, 2012:
Beginning balance at January 1, 2012	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Total gains (losses):
Recognized in net income	15.2	—	—	0.1	(0.9)	14.4
Recognized in accumulated other comprehensive income	(19.7)	—	0.1	0.7	(14.2)	(33.1)
Purchases	77.8	3.0	3.4	—	4.9	89.1
Business combinations	2.6	—	—	—	—	2.6
Sales	(29.8)	—	—	(16.6)	(0.5)	(46.9)
Settlements	(67.8)	(0.1)	(0.1)	(1.3)	—	(69.3)
Transfers into Level III	2.9	1.4	1.9	12.0	12.5	30.7
Transfers out of Level III	(55.2)	—	(11.6)	(50.0)	—	(116.8)
Ending balance at December 31, 2012	$121.1	$4.3	$—	$3.9	$26.2	$155.5
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2012	$—	$—	$—	$—	$(0.7)	$(0.7)

Year Ended December 31, 2011:
Beginning balance at January 1, 2011	$278.4	$3.8	$7.8	$81.4	$17.3	$388.7
Total gains (losses):
Recognized in net income	5.2	—	—	(1.7)	(7.0)	(3.5)
Recognized in accumulated other comprehensive income	(3.0)	0.1	0.1	—	4.1	1.3
Purchases	31.2	2.8	2.6	12.2	10.2	59.0
Sales	(27.6)	(9.1)	(8.2)	(22.9)	(0.4)	(68.2)
Settlements	(130.5)	(0.8)	(1.4)	(17.7)	—	(150.4)
Transfers into Level III	41.4	9.7	5.4	7.8	0.2	64.5
Transfers out of Level III	—	(6.5)	—	(0.1)	—	(6.6)
Ending balance at December 31, 2011	$195.1	$—	$6.3	$59.0	$24.4	$284.8
Change in unrealized losses included in net income related to assets still held for the year ended December 31, 2011	$(0.6)	$—	$—	$(1.2)	$(7.0)	$(8.8)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers into or out of Level III during the years ended December 31, 2013 or 2011 and no material transfers into Level III during the year ended December 31, 2012. During the year ended December 31, 2012, the transfers out of Level III of

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

corporate securities were for certain sub-prime securities transferred from Level III to Level II as a result of inputs that were previously unobservable becoming observable due to increased volume and level of trading in active markets. In addition, the transfers out of Level III of other debt securities were for certain inverse floating rate securities transferred from Level III to Level II as a result of those securities’ impending maturity and settlement and recent trading activity of similar securities in observable markets.
During the years ended December 31, 2013, 2012 or 2011, there were no material transfers from Level I to Level II or from Level II to Level I.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. As disclosed in Note 3, “Business Acquisitions and Divestitures”, we completed our acquisition of Amerigroup on December 24, 2012. The values of net assets acquired in our acquisition of Amerigroup and resulting goodwill and other intangible assets were recorded at fair value primarily using Level III inputs. The majority of Amerigroup's assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in our acquisitions of Amerigroup were internally estimated based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets can be expected to generate in the future. We developed internal estimates for the expected cash flows and discount rate in the present value calculation. Refer to Note 13, “Debt,” for additional disclosure regarding the Amerigroup senior unsecured notes recorded at their acquisition date fair value during 2012 (nonrecurring fair value measurement). Other than the assets acquired and liabilities assumed in our acquisition of Amerigroup described above, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the years ended December 31, 2013, 2012 or 2011.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
Long-term debt - commercial paper: The carrying amount for commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.
Long-term debt - notes: The fair values of our notes are based on quoted market prices in active markets for the same or similar debt, or, if no quoted market prices are available, on the current market observable rates estimated to be available to us for debt of similar terms and remaining maturities.
Long-term debt—convertible debentures: The fair value of our convertible debentures is based on the quoted market price in the active private market in which the convertible debentures trade.
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheets at December 31, 2013 and 2012 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
December 31, 2013
Assets:
Other invested assets, long-term	$1,542.6	$—	$—	$1,542.6	$1,542.6
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Commercial paper	379.2	—	379.2	—	379.2
Notes	12,746.4	—	13,014.3	—	13,014.3
Convertible debentures	966.0	—	2,030.6	—	2,030.6

December 31, 2012
Assets:
Other invested assets, long-term	$1,387.7	$—	$—	$1,387.7	$1,387.7
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	570.9	—	570.9	—	570.9
Notes	13,198.9	—	14,407.1	—	14,407.1
Convertible debentures	958.1	—	1,613.4	—	1,613.4

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

8. Income Taxes
The components of deferred income taxes at December 31 are as follows:

	2013	2012
Deferred tax assets relating to:
Retirement benefits	$287.8	$405.3
Accrued expenses	342.8	431.2
Insurance reserves	213.1	221.2
Net operating loss carryforwards	17.2	19.2
Bad debt reserves	124.8	108.2
State income tax	32.9	79.3
Deferred compensation	52.0	55.7
Investment basis difference	166.3	138.2
Other	84.0	47.0
Total deferred tax assets	1,320.9	1,505.3
Valuation allowance	(24.1)	(18.1)
Total deferred tax assets, net of valuation allowance	1,296.8	1,487.2
Deferred tax liabilities relating to:
Unrealized gains on securities	266.5	431.0
Acquisition related:
Trademarks and other non-amortizable intangible assets	2,200.5	2,200.5
Subscriber base, provider and hospital networks	370.9	447.7
Internally developed software and other amortization differences	703.9	599.3
Retirement benefits	231.5	214.1
Debt discount	186.9	189.7
State deferred tax	55.3	165.9
Depreciation and amortization	33.1	73.9
Other	190.4	151.6
Total deferred tax liabilities	4,239.0	4,473.7
Net deferred tax liability	$(2,942.2)	$(2,986.5)
Deferred tax asset-current	$383.0	$236.4
Deferred tax liability-noncurrent	(3,325.2)	(3,222.9)
Net deferred tax liability	$(2,942.2)	$(2,986.5)
Changes in the valuation allowance during 2013 included an increase of $12.1 impacting tax expense related to additional state operating losses and a reduction of $6.1 impacting goodwill related to acquisition goodwill adjustments for a net increase of $6.0.
Changes in the valuation allowance during 2012 included an $11.0 release related to federal credits and loss carryforwards as tax settlements were completed and establishment of an $18.1 allowance related to state net operating losses net of the federal benefit.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Significant components of the provision for income taxes for the years ended December 31 consist of the following:

	2013	2012	2011
Current tax expense (benefit):
Federal	$1,226.4	$1,060.2	$1,150.4
State and local	(42.6)	95.7	21.6
Total current tax expense	1,183.8	1,155.9	1,172.0
Deferred tax expense	22.1	51.4	139.2
Total income tax expense	$1,205.9	$1,207.3	$1,311.2
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
A reconciliation of income tax expense recorded in the consolidated statements of income and amounts computed at the statutory federal income tax rate for the years ended December 31, is as follows:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,344.1	35.0%	$1,350.4	35.0%	$1,385.3	35.0%
State and local income taxes net of federal tax benefit	24.4	0.6	25.5	0.6	42.3	1.1
Tax exempt interest and dividends received deduction	(64.9)	(1.7)	(59.3)	(1.5)	(58.6)	(1.5)
Audit settlements	—	—	(200.5)	(5.2)	(49.7)	(1.3)
Other, net	(97.7)	(2.5)	91.2	2.4	(8.1)	(0.2)
Total income tax expense	$1,205.9	31.4%	$1,207.3	31.3%	$1,311.2	33.1%
During the year ended December 31, 2013 we recognized income tax benefits of $65.0, or $0.21 per diluted share, resulting from a favorable tax election made subsequent to the Amerigroup acquisition. This benefit is included in Other, net above.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The change in the carrying amount of gross unrecognized tax benefits from uncertain tax positions for the years ended December 31, is as follows:

	2013	2012
Balance at January 1	$143.5	$229.1
Additions for tax positions related to:
Current year	5.0	50.1
Prior years	—	13.0
Reductions related to:
Tax positions of prior years	(45.3)	—
Settlements with taxing authorities	—	(148.7)
Balance at December 31	$103.2	$143.5
The table above excludes interest, net of related tax benefits, which is treated as income tax expense (benefit) under our accounting policy. The interest is included in the amounts described in the following paragraph.
As of December 31, 2013, $61.7 of unrecognized tax benefits would impact our effective tax rate in future periods, if recognized. Also included in the table above is $10.9 that would be recognized as an adjustment to additional paid-in capital and $5.7 that would be recognized as an adjustment to goodwill, neither of which would affect our effective tax rate. The December 31, 2013 balance also includes $0.8 of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Excluding the impact of interest and penalties, the disallowance of the shorter deductibility period would not affect our effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.
For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $2.6, $(9.0) and $(0.1) in interest, respectively. We had accrued approximately $18.3 and $15.7 for the payment of interest at December 31, 2013 and 2012, respectively.
As of December 31, 2013, as further described below, certain tax years remain open to examination by the IRS and various state and local authorities. In addition, we continue to discuss certain industry issues with the IRS. As a result of these examinations and discussions, we have recorded amounts for uncertain tax positions. It is anticipated that the amount of unrecognized tax benefits will change in the next twelve months due to possible settlements of audits and changes in temporary items. However, the ultimate resolution of these items is dependent on the completion of negotiations with various taxing authorities. While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next twelve months and our unrecognized tax benefits could change within a range of approximately $8.3 to $(84.8).
We are a member of the IRS Compliance Assurance Process, or CAP. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
As of December 31, 2013, the examinations of our 2013 through 2010 tax years continue to be in process. The issues in 2010 have been resolved, but still require final approval from the Joint Committee on Taxation before they can be finalized. The 2011 tax year is at IRS Appeals, but at this time no hearing date has been established. The other years are being discussed with the IRS.
In certain states, we pay premium taxes in lieu of state income taxes. Premium taxes are reported with general and administrative expense.
At December 31, 2013, we had unused federal tax net operating loss carryforwards of approximately $44.8 to offset future taxable income. The loss carryforwards expire in the years 2017 through 2024. During 2013, 2012 and 2011 federal income taxes paid totaled $1,172.0, $1,188.2 and $1,153.9, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

9. Property and Equipment
A summary of property and equipment at December 31 is as follows:

	2013	2012
Land and improvements	$35.4	$45.9
Building and components	384.0	406.0
Data processing equipment, furniture and other equipment	861.5	783.3
Computer software, purchased and internally developed	1,879.0	1,656.5
Leasehold improvements	325.1	303.1
Property and equipment, gross	3,485.0	3,194.8
Accumulated depreciation and amortization	(1,683.5)	(1,477.5)
Property and equipment, net	$1,801.5	$1,717.3
Depreciation expense for 2013, 2012 and 2011 was $105.3, $102.9 and $95.7, respectively. Amortization expense on computer software and leasehold improvements for 2013, 2012 and 2011 was $351.8, $260.6 and $204.6, respectively, which includes amortization expense on computer software, both purchased and internally developed, for 2013, 2012 and 2011 of $313.6, $239.5 and $183.9, respectively. Capitalized costs related to the internal development of software of $1,561.0 and $1,316.8 at December 31, 2013 and 2012, respectively, are reported with computer software.
During the years ended December 31, 2013 and 2012, we recognized $47.7 and $66.8, respectively, of impairments related to computer software (primarily internally developed) due to project cancellation or asset replacement, some of which resulted from a change in strategic focus needed to effectively manage business operations in a post-Health Care Reform environment.
10. Goodwill and Other Intangible Assets
A summary of the change in the carrying amount of goodwill by reportable segment (see Note 20, “Segment Information”) for 2013 and 2012 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Balance as of January 1, 2012	$11,555.6	$2,303.1	$—	$13,858.7
Amerigroup acquisition	—	3,033.1	—	3,033.1
Measurement period adjustments	(0.3)	(1.7)	—	(2.0)
Balance as of December 31, 2012	$11,555.3	$5,334.5	—	$16,889.8
Measurement period adjustments	(1.3)	28.7	—	27.4
Balance as of December 31, 2013	$11,554.0	$5,363.2	—	$16,917.2
Accumulated impairment as of December 31, 2013	$(41.0)	$—	—	$(41.0)
Goodwill adjustments incurred during 2013 and 2012 included a reduction of $1.5 and $0.4, respectively, related to the tax benefit on the exercise of stock options issued as part of various acquisitions and an increase of $28.9 and a decrease of $1.6, respectively, related to other measurement period adjustments.
As required by FASB guidance, we completed annual impairment tests of existing goodwill and other intangible assets with indefinite lives during 2013, 2012 and 2011. We perform these annual impairment tests during the fourth quarter. FASB guidance also requires interim impairment testing to be performed when potential impairment indicators exist. These tests involve the use of estimates related to the fair value of goodwill and intangible assets with indefinite lives and require a significant degree of management judgment and the use of subjective assumptions. The fair values were estimated using the income and market value valuation methods, incorporating Level III internal estimates for inputs, including, but not limited to, revenue projections, income projections, cash flows and discount rates. We did not incur any impairment losses in 2013,

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

2012 or 2011 as the estimated fair values of our reporting units were substantially in excess of their carrying values.
The components of other intangible assets as of December 31 are as follows:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Customer relationships	$3,308.9	$(2,264.2)	$1,044.7	$3,334.8	$(2,058.0)	$1,276.8
Provider and hospital relationships	140.5	(44.7)	95.8	140.5	(38.1)	102.4
Other	61.7	(28.3)	33.4	66.1	(26.9)	39.2
Total	3,511.1	(2,337.2)	1,173.9	3,541.4	(2,123.0)	1,418.4
Intangible assets with indefinite lives:
Blue Cross and Blue Shield and other trademarks	6,298.7	—	6,298.7	6,298.7	—	6,298.7
Provider network	271.8	—	271.8	271.8	—	271.8
State Medicaid contracts	696.6	—	696.6	676.6	—	676.6
Total	7,267.1	—	7,267.1	7,247.1	—	7,247.1
Other intangible assets	$10,778.2	$(2,337.2)	$8,441.0	$10,788.5	$(2,123.0)	$8,665.5
As of December 31, 2013, the estimated amortization expense for each of the five succeeding years is as follows: 2014, $213.3; 2015, $182.1; 2016, $151.4; 2017, $131.5; and 2018, $111.7.
11. Retirement Benefits
 We sponsor various non-contributory employee defined benefit plans through certain subsidiaries.
The WellPoint Cash Balance Pension Plan, or the WellPoint Plan, is a cash balance pension plan covering certain eligible employees of the affiliated companies that participate in the WellPoint Plan. Effective January 1, 2006, benefits were curtailed, with the result that most participants stopped accruing benefits but continue to earn interest on benefits accrued prior to the curtailment. Certain participants subject to collective bargaining and certain other participants who met grandfathering rules continue to accrue benefits. Several pension plans acquired through various corporate mergers and acquisitions have been merged into the WellPoint Plan. Effective January 1, 2011, we split the WellPoint Plan, with no change in benefits for any participant. Current employees who are still receiving credits and/or benefit accruals were placed into a new plan, the WellPoint Cash Balance Pension Plan B. All other participants remain in the WellPoint Plan. Effective January 1, 2012, the WellPoint Plan was renamed the WellPoint Cash Balance Pension Plan A.
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
The reconciliation of the benefit obligation is as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Benefit obligation at beginning of year	$1,948.5	$1,851.3	$623.0	$651.3
Service cost	14.2	16.4	6.7	6.8
Interest cost	67.8	76.4	22.4	27.5
Actuarial (gain) loss	(129.9)	129.6	4.8	(28.4)
Benefits paid	(135.9)	(125.2)	(49.4)	(34.2)
Benefit obligation at end of year	$1,764.7	$1,948.5	$607.5	$623.0
The changes in the fair value of plan assets are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$1,817.9	$1,721.8	$320.3	$301.1
Actual return on plan assets	223.4	186.8	37.0	21.9
Employer contributions	38.6	34.5	31.3	38.4
Benefits paid	(135.9)	(125.2)	(38.8)	(41.1)
Fair value of plan assets at end of year	$1,944.0	$1,817.9	$349.8	$320.3
 The net amount included in the consolidated balance sheets is as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Noncurrent assets	$240.8	$3.0	$—	$—
Current liabilities	(3.5)	(11.5)	—	—
Noncurrent liabilities	(58.0)	(122.1)	(257.7)	(302.7)
Net amount at December 31	$179.3	$(130.6)	$(257.7)	$(302.7)
 The net amounts included in accumulated other comprehensive loss (income) that have not been recognized as components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial loss	$427.2	$686.8	$169.6	$191.0
Prior service credit	(3.0)	(3.9)	(102.4)	(103.0)
Net amount before tax at December 31	$424.2	$682.9	$67.2	$88.0
The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $18.8 and $0.8, respectively. The estimated net actuarial loss and prior service credit for postretirement benefit plans that will be reclassified from accumulated other comprehensive loss into net periodic benefit costs over the next year are $9.4 and $14.5, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The accumulated benefit obligation for the defined benefit pension plans was $1,758.2 and $1,941.8 at December 31, 2013 and 2012, respectively.
As of December 31, 2013, certain pension plans had accumulated benefit obligations in excess of plan assets. For those same plans, the projected benefit obligation was also in excess of plan assets. Such plans had a combined projected benefit obligation, accumulated benefit obligation and fair value of plan assets of $60.7, $60.7 and $0.0, respectively.
The weighted-average assumptions used in calculating the benefit obligations for all plans are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.39%	3.60%	4.48%	3.71%
Rate of compensation increase	3.00%	3.50%	3.00%	3.50%
Expected rate of return on plan assets	7.66%	7.66%	7.00%	7.00%
The components of net periodic benefit cost included in the consolidated statements of income are as follows:

	2013	2012	2011
Pension Benefits
Service cost	$14.2	$16.4	$17.3
Interest cost	67.8	76.4	84.7
Expected return on assets	(133.1)	(134.7)	(128.2)
Recognized actuarial loss	28.3	30.5	26.4
Amortization of prior service credit	(0.8)	(0.8)	(0.8)
Settlement loss	11.0	13.8	21.3
Net periodic benefit cost	$(12.6)	$1.6	$20.7

Other Benefits
Service cost	$6.7	$6.8	$6.3
Interest cost	22.4	27.5	31.4
Expected return on assets	(22.1)	(21.0)	(17.3)
Recognized actuarial loss	11.2	14.1	10.2
Amortization of prior service credit	(13.3)	(13.3)	(12.0)
Net periodic benefit cost	$4.9	$14.1	$18.6
During the years ended December 31, 2013, 2012 and 2011 we incurred total settlement losses of $11.0, $13.8 and $21.3, respectively, as lump-sum payments exceeded the service cost and interest cost components of net periodic benefit cost for certain of our plans.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The weighted-average assumptions used in calculating the net periodic benefit cost for all plans are as follows:

	2013	2012	2011
Pension Benefits
Discount rate	3.60%	4.29%	5.15%
Rate of compensation increase	3.50%	3.50%	3.75%
Expected rate of return on plan assets	7.91%	8.00%	8.00%

Other Benefits
Discount rate	3.71%	4.36%	5.24%
Rate of compensation increase	3.50%	3.50%	3.75%
Expected rate of return on plan assets	7.00%	7.00%	6.75%
The assumed health care cost trend rates used to measure the expected cost of pre-Medicare (those who are not currently eligible for Medicare benefits) other benefits at our December 31, 2013 measurement date was 8.00% for 2014 with a gradual decline to 4.50% by the year 2025. The assumed health care cost trend rates used to measure the expected cost of post-Medicare (those who are currently eligible for Medicare benefits) other benefits at our December 31, 2013 measurement date was 6.00% for 2014 with a gradual decline to 4.50% by the year 2021. These estimated trend rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point would increase the postretirement benefit obligation as of December 31, 2013 by $44.2 and would increase service and interest costs by $1.8. Conversely, a decrease in the assumed health care cost trend rate of one percentage point would decrease the postretirement benefit obligation by $38.1 as of December 31, 2013 and would decrease service and interest costs by $1.5.
Plan assets include a diversified mix of investment grade fixed maturity securities, equity securities and alternative investments across a range of sectors and levels of capitalization to maximize the long-term return for a prudent level of risk. The weighted-average target allocation for pension benefit plan assets is 45% equity securities, 46% fixed maturity securities, and 9% to all other types of investments. Equity securities primarily include a mix of domestic securities, foreign securities and mutual funds invested in equities. Fixed maturity securities primarily include treasury securities, corporate bonds, and asset-backed investments issued by corporations and the U.S. government. Other types of investments include partnership interests, collective trusts that replicate money market funds and insurance contracts designed specifically for employee benefit plans. As of December 31, 2013, there were no significant concentrations of investments in the pension benefit assets or other benefit assets. No plan assets were invested in WellPoint common stock.
Pension benefit assets and other benefit assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

 The fair values of our pension benefit assets and other benefit assets at December 31, 2013, excluding $3.9 of cash, investment income receivable and amounts due to/from brokers, by asset category and level inputs, as defined by FASB guidance regarding fair value measurements and disclosures (see Note 7, “Fair Value,” for additional information regarding the definition of level inputs), are as follows:

	Level I	Level II	Level III	Total
December 31, 2013:
Pension Benefit Assets:
Equity securities:
U.S. securities	$613.8	$—	$—	$613.8
Foreign securities	296.8	—	—	296.8
Mutual funds	37.4	—	—	37.4
Fixed maturity securities:
Government securities	177.9	11.5	—	189.4
Corporate securities	—	272.1	—	272.1
Asset-backed securities	—	127.0	—	127.0
Other types of investments:
Common and collective trusts	—	46.6	—	46.6
Partnership interests	—	—	159.1	159.1
Insurance company contracts	—	—	197.4	197.4
Treasury futures contracts	0.7	—	—	0.7
Total pension benefit assets	$1,126.6	$457.2	$356.5	$1,940.3

Other Benefit Assets:
Equity securities:
U.S. securities	$39.0	$—	$—	$39.0
Foreign securities	18.6	—	—	18.6
Mutual funds	4.7	—	—	4.7
Fixed maturity securities:
Government securities	14.3	—	—	14.3
Corporate securities	4.3	9.9	—	14.2
Asset-backed securities	—	11.2	—	11.2
Other types of investments:
Common and collective trusts	—	2.2	—	2.2
Partnership interests	—	—	1.2	1.2
Life insurance contracts	—	—	230.0	230.0
Investment in DOL 103-12 trust	—	14.2	—	14.2
Total other benefit assets	$80.9	$37.5	$231.2	$349.6

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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

	Level I	Level II	Level III	Total
December 31, 2012:
Pension Benefit Assets:
Equity securities:
U.S. securities	$514.3	$—	$—	$514.3
Foreign securities	272.5	—	—	272.5
Mutual funds	30.9	—	—	30.9
Fixed maturity securities:
Government securities	192.1	18.0	—	210.1
Corporate securities	—	240.5	—	240.5
Asset-backed securities	—	138.7	—	138.7
Other types of investments:
Common and collective trusts	—	28.9	—	28.9
Partnership interests	—	—	176.5	176.5
Insurance company contracts	—	—	202.5	202.5
Treasury futures contracts	(0.2)	—	—	(0.2)
Total pension benefit assets	$1,009.6	$426.1	$379.0	$1,814.7

Other Benefit Assets:
Equity securities:
U.S. securities	$23.2	$—	$—	$23.2
Foreign securities	11.6	—	—	11.6
Mutual funds	36.1	—	—	36.1
Fixed maturity securities:
Government securities	4.3	—	—	4.3
Corporate securities	—	9.2	—	9.2
Asset-backed securities	—	13.8	—	13.8
Other types of investments:
Common and collective trusts	—	2.1	—	2.1
Partnership interests	—	—	1.2	1.2
Life insurance contracts	—	—	203.7	203.7
Investment in DOL 103-12 trust	—	15.1	—	15.1
Total other benefit assets	$75.2	$40.2	$204.9	$320.3

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of plan assets measured at fair value using Level III inputs for the years ended December 31, 2013, 2012 and 2011 is as follows:

	U.S. Equity Securities	Partnership Interests	Insurance Company Contracts	Life Insurance Contracts	Total
Year Ended December 31, 2013:
Beginning balance at January 1, 2013	$—	$177.7	$202.5	$203.7	$583.9
Actual return on plan assets:
Relating to assets still held at the reporting date	—	2.2	(5.6)	26.3	22.9
Purchases	—	15.6	9.5	—	25.1
Sales	—	(35.2)	(9.0)	—	(44.2)
Ending balance at December 31, 2013	$—	$160.3	$197.4	$230.0	$587.7

Year Ended December 31, 2012:
Beginning balance at January 1, 2012	$317.6	$166.1	$195.5	$95.7	$774.9
Actual return on plan assets:
Relating to assets still held at the reporting date	—	4.5	5.5	13.2	23.2
Purchases	—	14.1	8.8	94.8	117.7
Sales	(317.6)	(7.0)	(7.3)	—	(331.9)
Ending balance at December 31, 2012	$—	$177.7	$202.5	$203.7	$583.9

Year Ended December 31, 2011:
Beginning balance at January 1, 2011	$429.8	$153.1	$188.8	$—	$771.7
Actual return on plan assets:
Relating to assets still held at the reporting date	4.8	5.8	2.7	1.0	14.3
Purchases	—	7.6	11.6	94.7	113.9
Sales	(117.0)	(0.4)	(7.6)	—	(125.0)
Ending balance at December 31, 2011	$317.6	$166.1	$195.5	$95.7	$774.9
There were no transfers between Levels I, II and III during the years ended December 31, 2013, 2012 and 2011. The significant decline in plan assets measured using Level III inputs as of December 31, 2012 was primarily due to the sale of an equity partnership.
Our current funding strategy is to fund an amount at least equal to the minimum required funding as determined under ERISA with consideration of maximum tax deductible amounts. We may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. For the years ended December 31, 2013, 2012 and 2011, no material contributions were necessary to meet ERISA required funding levels. However, during the years ended December 31, 2013, 2012 and 2011, we made tax deductible discretionary contributions to the pension benefit plans of $38.6, $34.5 and $57.7, respectively. Additionally, during the year ended December 31, 2011, we made tax deductible discretionary contributions to other benefit plans of $30.0. Employer contributions to other benefit plans represent discretionary contributions and do not include payments to retirees for current benefits.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Our estimated future payments for pension benefits and postretirement benefits, which reflect expected future service, as appropriate, are as follows:

	Pension Benefits	Other Benefits
2014	$138.2	$43.4
2015	147.9	43.5
2016	141.0	43.9
2017	145.6	44.7
2018	148.3	45.4
2019 – 2023	656.5	225.8

In addition to the defined benefit plans, we maintain the WellPoint 401(k) Retirement Savings Plan, CareMore 401(k) Pension Plan and the Amerigroup Retirement Savings Plan which are qualified defined contribution plans covering substantially all employees. Voluntary employee contributions are matched by us subject to certain limitations. Contributions made by us totaled $102.5, $91.0 and $87.8 during 2013, 2012 and 2011, respectively.
12. Medical Claims Payable
A reconciliation of the beginning and ending balances for medical claims payable for the years ended December 31 is as follows:

	Years Ended December 31
	2013	2012	2011
Gross medical claims payable, beginning of year	$6,174.5	$5,489.0	$4,852.4
Ceded medical claims payable, beginning of year	(27.2)	(16.4)	(32.9)
Net medical claims payable, beginning of year	6,147.3	5,472.6	4,819.5
Business combinations and purchase adjustments	—	804.4	100.9
Net incurred medical claims:
Current year	55,894.3	48,080.1	47,281.6
Prior years redundancies	(599.1)	(513.6)	(209.7)
Total net incurred medical claims	55,295.2	47,566.5	47,071.9
Net payments attributable to:
Current year medical claims	49,887.2	42,832.4	41,999.0
Prior years medical claims	5,451.5	4,863.8	4,520.7
Total net payments	55,338.7	47,696.2	46,519.7
Net medical claims payable, end of year	6,103.8	6,147.3	5,472.6
Ceded medical claims payable, end of year	23.4	27.2	16.4
Gross medical claims payable, end of year	$6,127.2	$6,174.5	$5,489.0
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period end are continually reviewed and re-estimated as information regarding actual claims payments, or runout, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred medical claims related to prior years result from claims being settled for amounts less than originally estimated. The prior year redundancy of $599.1 shown above for the year ended December 31, 2013 represents an estimate based on paid claim activity from January 1, 2013 to December 31, 2013. Medical claim liabilities are usually described as having a “short tail,” which means that they are generally paid within twelve months of the member receiving service from the provider. Accordingly, the majority of the $599.1 redundancy relates to claims incurred in calendar year 2012.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the years ended December 31, 2013, 2012 and 2011, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	(Favorable) Unfavorable Developments by Changes in Key Assumptions
	2013	2012	2011
Assumed trend factors	$(428.4)	$(394.4)	$(264.8)
Assumed completion factors	(170.7)	(119.2)	55.1
Total	$(599.1)	$(513.6)	$(209.7)
The favorable development recognized in 2013 resulted primarily from trend factors in late 2012 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development. The favorable development recognized in 2012 resulted primarily from trend factors in late 2011 developing more favorably than originally expected as well as a smaller but significant contribution from completion factor development. The favorable development recognized in 2011 was driven by trend factors in late 2010 developing more favorably than originally expected. This impact was partially offset by completion factors developing unfavorably due to slight increases in payment cycle times.
13. Debt
Short-term Borrowings
We are a member, through certain subsidiaries, of the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Cincinnati and the Federal Home Bank of Atlanta, collectively, the FHLBs, and as a member we have the ability to obtain short-term cash advances subject to certain minimum collateral requirements. At December 31, 2013 and 2012, $400.0 and $250.0, respectively, were outstanding under our short-term FHLBs borrowings. These outstanding short-term FHLBs borrowings at December 31, 2013 and 2012 had fixed interest rates of 0.170% and 0.206%, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Long-term Debt
The carrying value of long-term debt at December 31 consists of the following:

	2013	2012
Senior unsecured notes:
6.000%, due 2014	$—	$399.8
5.000%, due 2014	518.0	535.9
1.250%, due 2015	624.9	624.8
5.250%, due 2016	1,109.6	1,114.0
2.375%, due 2017	399.6	401.5
5.875%, due 2017	545.1	697.4
1.875%, due 2018	614.5	625.2
2.300%, due 2018	647.5	—
7.500%, due 2019	—	556.9
7.000%, due 2019	452.9	599.3
4.350%, due 2020	688.9	701.0
3.700%, due 2021	699.4	699.3
3.125%, due 2022	846.3	845.9
3.300%, due 2023	996.9	996.7
5.950%, due 2034	447.3	498.8
5.850%, due 2036	775.6	895.7
6.375%, due 2037	651.4	796.7
5.800%, due 2040	216.2	296.8
4.625%, due 2042	893.9	893.7
4.650%, due 2043	994.4	994.2
5.100%, due 2044	599.1	—
Senior convertible debentures:
2.750%, due 2042	966.0	958.1
Surplus notes:
9.000%, due 2027	24.9	25.0
Variable rate debt:
Commercial paper program	379.2	570.9
Capital leases	—	0.3
Total long-term debt	14,091.6	14,727.9
Current portion of long-term debt	(518.0)	(557.1)
Long-term debt, less current portion	$13,573.6	$14,170.8
All long-term debt shown above is a direct obligation of WellPoint, Inc., except for the Amerigroup debt described below, the surplus notes and capital leases.
On September 5, 2013, we redeemed the $400.0 outstanding principal balance of our 6.000% senior unsecured notes due 2014, plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling $411.0. We recognized a loss on extinguishment of debt of $10.0 for the redemption of these notes.
On July 30, 2013, we initiated a cash tender offer and consent solicitation to purchase up to $300.0 aggregate principal amount of our outstanding 5.875% notes due 2017 and 7.000% notes due 2019 (the “First Tranche Offer”) and to purchase up

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

to $300.0 aggregate principal amount of our outstanding 5.950% notes due 2034, 5.850% notes due 2036, 6.375% notes due 2037 and 5.800% notes due 2040 (the “Second Tranche Offer”), collectively, the “Tender Offers”. The Tender Offers were each subject to increase up to an additional $100.0 at our election. On August 12, 2013, we increased the Second Tranche Offer to $400.0 and on August 13, 2013 we repurchased $300.0 of the First Tranche Offer notes and $400.0 of the Second Tranche Offer notes for cash totaling $837.7. Holders who tendered their notes prior to the early tender date received the principal amounts, applicable premium for early redemption and accrued and unpaid interest to the early tender offer settlement date. We recognized a loss on extinguishment of debt of $135.3 for the repurchase of these notes.
On July 30, 2013, we issued $650.0 of 2.300% notes due 2018 and $600.0 of 5.100% notes due 2044 under our shelf registration statement. We used the proceeds from this offering in part to fund the purchase price of the 6.000% senior unsecured notes and the Tender Offers, discussed above, and the balance for general corporate purposes. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The notes have a call feature that allows us to repurchase the notes at any time at our option and a put feature that allows a note holder to require us to repurchase the notes upon the occurrence of both a change in control event and a downgrade of the notes below an investment grade rating.
As a result of our acquisition of Amerigroup on December 24, 2012, the carrying amount of Amerigroup’s $475.0 of 7.500% senior unsecured notes due 2019 were included in our consolidated balance sheet as of December 31, 2012. In accordance with FASB accounting guidance for business combinations, the notes were recorded at their estimated fair value of $556.9 on the date of acquisition. The fair value of the notes was estimated based on the most recent quoted market price for the notes, which we consider to be a Level II input in accordance with FASB guidance for fair value measurements. On January 25, 2013, we redeemed the outstanding principal balance of these notes, plus applicable premium for early redemption, for cash totaling $555.6. The weighted-average redemption price of the notes was approximately 117% of the principal amount outstanding.
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
We have a senior credit facility, or the facility, with certain lenders for general corporate purposes. The facility, as amended, provides credit up to $2,000.0 and matures on September 29, 2016. The interest rate on the facility is based on either, (i) the LIBOR rate plus a predetermined percentage rate based on our credit rating at the date of utilization, or (ii) a base rate as defined in the facility agreement plus a predetermined percentage rate based on our credit rating at the date of utilization. Our ability to borrow under the facility is subject to compliance with certain covenants. There were no amounts outstanding under the facility at December 31, 2013 or 2012.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

corporate purposes. The weighted-average interest rate on commercial paper borrowings at December 31, 2013 and 2012 was 0.420% and 0.396%, respectively. Commercial paper borrowings have been classified as long-term debt as our practice and intent is to replace short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year and we have the ability to redeem our commercial paper with borrowings under the senior credit facility described above.
Convertible Debentures
On October 9, 2012, we issued $1,500.0 of senior convertible debentures, or the Debentures. The Debentures are governed by an indenture, or the Indenture, dated as of October 9, 2012 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The Debentures bear interest at a rate of 2.750% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, and mature on October 15, 2042, unless earlier redeemed, repurchased or converted into shares of common stock at the applicable conversion rate. The Debentures also have a contingent interest feature that will require us to pay additional interest based on certain thresholds and for certain events, as defined in the Indenture, beginning on October 15, 2022.
Holders may convert their Debentures at their option prior to the close of business on the business day immediately preceding April 15, 2042, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended December 31, 2012, if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 (whole dollars) principal amount of Debentures for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such day; (3) if we call any or all of the Debentures for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the Indenture. On and after April 15, 2042 and until the close of business on the third scheduled trading day immediately preceding the Debentures’ maturity date of October 15, 2042, holders may convert their Debentures into common stock at any time irrespective of the preceding circumstances. The Debentures are redeemable at our option at any time on or after October 20, 2022, upon the occurrence of certain events, as defined in the Indenture.
Upon conversion of the Debentures, we will deliver cash up to the aggregate principal amount of the Debentures converted. With respect to any conversion obligation in excess of the aggregate principal amount of the Debentures converted, we have the option to settle the excess with cash, shares of our common stock or a combination of cash and shares of common stock based on a daily conversion value, determined in accordance with the Indenture. The initial conversion rate for the Debentures will be 13.2319 shares of our common stock per $1,000 (whole dollars) of principal amount of Debentures, which represents a 25.0% conversion premium based on the closing price of $60.46 per share of our common stock on October 2, 2012 (the date the Debentures’ terms were finalized) and is equivalent to an initial conversion price of $75.575 per share of our common stock. As of December 31, 2013, our common stock was last traded at a price of $92.39 per share. If the Debentures had been converted or matured at December 31, 2013, we would be obligated to pay the principal of the Debentures plus an amount in cash or shares equal to $342.0. The Debentures and underlying shares of our common stock have not been and will not be registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Debentures were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act; the restrictions for which expired in October 2013. We used approximately $371.0 of the net proceeds from the issuance to repurchase shares of our common stock concurrently with the offering of the Debentures, and the remaining balance was used for general corporate purposes, including but not limited to additional purchases of shares of our common stock pursuant to our share repurchase program and the repayment of short-term and/or long-term debt.
We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheet.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes at December 31, 2013 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	534.0
Net debt carrying amount	966.0
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.2917
Effective conversion price (per $1,000 of principal amount)	75.2345
The remaining amortization period of the unamortized debt discount as of December 31, 2013 is approximately 29 years. The unamortized discount will be amortized into interest expense using the effective interest method based on an effective interest rate of 5.130%, which represents the market interest rate for a comparable debt instrument that does not have a conversion feature. During the year ended December 31, 2013, we recognized $49.2 of interest expense related to the Debentures, of which $41.3 represented interest expense recognized at the stated interest rate of 2.750% and $7.9 represented interest expense resulting from amortization of the debt discount.
Total interest paid during 2013, 2012 and 2011 was $597.2, $479.1, and $432.9, respectively.
We were in compliance with all applicable covenants under all of our outstanding debt agreements at December 31, 2013.
Future maturities of all long-term debt outstanding at December 31, 2013 are as follows: 2014, $897.2; 2015, $624.9; 2016, $1,109.6; 2017, $944.7; 2018, $1,262.0 and thereafter, $9,253.2.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

The court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. Argument on the renewed motions was held on April 19, 2013. On August 19, 2013, the court denied plaintiffs' motion for summary judgment. The court deferred a final ruling on our motion for summary judgment, instead requesting supplemental argument which occurred on November 7, 2013. The matter was taken under advisement. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and in our use of non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the Court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013. The plaintiffs seek the following classes: (1) a subscriber ERISA class as to OON claims processed using the Ingenix database as the pricing methodology; (2) a physician provider class as to OON claims processed using Ingenix; (3) a non-physician provider class as to OON claims processed using Ingenix; (3) a provider ERISA class as to OON claims processed using non-Ingenix pricing methodologies; (4) a California subscriber breach of contract/unfair competition class; and (5) a subscriber breach of implied covenant class for all WellPoint states except California. We deposed all of the plaintiffs’ class certification experts. Our response to the class certification is due in February 2014. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011. The Florida Court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them in July 2012. The barred physicians are paying the sanctions and have appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. Oral argument on that appeal occurred in October 2013. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
Where available information indicates that it is probable that a loss has been incurred as of the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

income. In many proceedings, however, it is difficult to determine whether any loss is probable or reasonably possible. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously identified loss contingency, it is not always possible to reasonably estimate the amount of the possible loss or range of loss.
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0 to approximately $250.0 at December 31, 2013. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers, provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at December 31, 2013.
During the first quarter of 2010, we entered into a new agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at December 31, 2013 was $251.2 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at December 31, 2013 was $141.4 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
Vulnerability from Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investment securities, premium receivables and instruments held through hedging activities. All investment securities are managed by professional investment managers within policies authorized by our Board of Directors. Such policies limit the amounts that may be invested in any one issuer and prescribe certain investee company criteria. Concentrations of credit risk with respect to premium receivables are limited due to the large number of employer groups that constitute our customer base in the geographic regions in which we conduct business. As of December 31, 2013, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
For the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation cost of $146.0, $146.5 and $134.8, respectively, as well as related tax benefits of $52.6, $52.0 and $48.6, respectively.
A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	17.8	$64.67
Granted	2.0	62.55
Exercised	(8.4)	62.34
Forfeited or expired	(1.4)	70.77
Outstanding at December 31, 2013	10.0	65.38	3.3	$270.9
Exercisable at December 31, 2013	7.6	66.04	2.6	$199.9
The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 amounted to $176.0, $65.4 and $115.8, respectively. We recognized tax benefits of $56.8, $22.9 and $42.9 in 2013, 2012 and 2011, respectively, from option exercises and disqualifying dispositions. During the years ended December 31, 2013, 2012 and 2011 we received cash of $524.7, $110.8 and $245.0, respectively, from exercises of stock options.
The total fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $46.7, $222.3 and $120.2, respectively.
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the year ended December 31, 2013 is as follows:

	Restricted Stock Shares and Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at January 1, 2013	2.6	$63.87
Granted	2.7	63.06
Vested	(0.6)	59.95
Forfeited	(0.5)	64.84
Nonvested at December 31, 2013	4.2	63.83
During the year ended December 31, 2013, we granted approximately 0.9 restricted stock units under the Incentive Plan that were contingent upon us achieving specified operating gain targets for 2013. We expect to issue approximately 1.2 restricted stock units under this performance plan as certain performance targets were exceeded. These restricted stock units have been included in the activity shown above.
As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $10.5 and $88.1, respectively, which will be amortized over the weighted-average remaining requisite service periods of 11 months and 12 months, respectively.
As of December 31, 2013, there were approximately 24.9 shares of common stock available for future grants under the Incentive Plan.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following weighted-average assumptions were used to estimate the fair values of options granted during the years ended December 31:

	2013	2012	2011
Risk-free interest rate	1.25%	1.41%	2.84%
Volatility factor	35.00%	34.00%	34.00%
Dividend yield (annual)	2.40%	1.60%	1.50%
Weighted-average expected life (years)	4.0	4.1	4.0

The following weighted-average fair values were determined for the years ending December 31:

	2013	2012	2011
Options granted during the year	$14.64	$16.50	$17.84
Restricted stock and stock awards granted during the year	63.06	65.91	66.16
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
Employee Stock Purchase Plan
We have registered 14.0 shares of common stock for the Employee Stock Purchase Plan, or the Stock Purchase Plan, which is intended to provide a means to encourage and assist employees in acquiring a stock ownership interest in WellPoint. The Stock Purchase Plan was suspended effective January 1, 2011, and no shares were issued during 2013, 2012 or 2011. Effective January 1, 2014, the Stock Purchase Plan is being reinstated. Pursuant to terms of the Stock Purchase Plan, an employee is permitted to purchase no more than $23,750 (actual dollars) worth of stock in any calendar year, based on the fair value of the stock at the end of each plan quarter. Employees become participants by electing payroll deductions from 1% to 15% of gross compensation. Once purchased, the stock is accumulated in the employee's investment account. The Stock Purchase Plan allows participants to purchase shares of our common stock at a price per share of 95% of the fair value of a share of common stock on the last trading day of the plan quarter. As of December 31, 2013, 6.1 shares were available for issuance under the Stock Purchase Plan.
Use of Capital and Stock Repurchase Program
We regularly review the appropriate use of capital, including common stock and debt security repurchases and dividends to shareholders. The declaration and payment of any dividends or repurchases of our common stock or debt are at the discretion of our Board of Directors and depend upon our financial condition, results of operations, future liquidity needs, regulatory and capital requirements and other factors deemed relevant by our Board of Directors. Historically our common stock repurchase program, discussed below, has been our primary use of capital. Beginning in 2011, our Board of Directors established a quarterly dividend to shareholders.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the cash dividend activity for the years ended December 31, 2013 and 2012 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Year Ended December 31, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	0.3750	112.7
July 23, 2013	September 10, 2013	September 25, 2013	0.3750	111.4
October 22, 2013	December 9, 2013	December 23, 2013	0.3750	110.5

Year Ended December 31, 2012
January 24, 2012	March 9, 2012	March 23, 2012	$0.2875	$95.8
May 16, 2012	June 8, 2012	June 25, 2012	0.2875	93.5
July 24, 2012	September 10, 2012	September 25, 2012	0.2875	90.7
November 6, 2012	December 7, 2012	December 21, 2012	0.2875	87.1
On January 28, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of $0.4375 per share on the outstanding shares of our common stock. This quarterly dividend will be paid on March 25, 2014 to the shareholders of record as of March 10, 2014.
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
A summary of common stock repurchases for the period January 1, 2014 through February 7, 2014 (subsequent to December 31, 2013) and for the years ended December 31, 2013 and 2012 is as follows:

	January 1, 2014 through February 7, 2014	Years Ended December 31
		2013	2012
Shares repurchased	5.4	20.7	39.7
Average price per share	$84.96	$78.08	$62.96
Aggregate cost	$457.6	$1,620.1	$2,496.8
Authorization remaining at the end of each period	$2,633.4	$3,691.0	$1,836.9
During 2013, we purchased call options on 3.0 shares of our common stock. The call options allow us to repurchase shares at a predetermined strike price up through the expiration dates. The purpose of the call options is to reduce share price volatility on potential future common stock repurchases. The aggregate premium paid was $25.8, of which $7.9 was recorded as a reduction of shareholders' equity and the remaining $17.9 was recorded as a derivative asset based on FASB guidance. The aggregate premium is reported in financing activities in our consolidated statements of cash flow. The call options had strike prices ranging from $77.50 to $83.10 per share. The aggregate fair value of the call options reported as a derivative asset was $27.5 at December 31, 2013. The call options were exercised on various dates throughout January and February 2014.
On February 4, 2014, we entered into an accelerated share repurchase, or ASR, program with a counterparty. The agreement provides for a repurchase of a number of shares, equal to $600.0, as determined by the dollar volume weighted-average share price during a period up through at least March 14, 2014, but not to exceed March 31, 2014. At the end of the

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

term of the ASR, the initial amount of shares will be adjusted up or down based on the dollar volume weighted-average price during the same period. On February 4, 2014, we repurchased 6.0 shares under this program. These ASR shares are not included in the shares repurchased subsequent to December 31, 2013 shown in the table above as the final shares to be repurchased will not be determined until the completion of the program in March 2014. However the $600.0 has been removed from the authorization remaining as of February 7, 2014 in the table above.
16. Accumulated Other Comprehensive Income (Loss)
A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2013	2012
Investments:
Gross unrealized gains	$1,054.2	$1,282.1
Gross unrealized losses	(277.8)	(51.3)
Net pretax unrealized gains	776.4	1,230.8
Deferred tax liability	(267.4)	(427.1)
Net unrealized gains on investments	509.0	803.7
Non-credit components of OTTI on investments:
Unrealized losses	(0.8)	(3.4)
Deferred tax asset	0.3	1.2
Net unrealized non-credit component of OTTI on investments	(0.5)	(2.2)
Cash flow hedges:
Gross unrealized losses	(49.7)	(54.3)
Deferred tax asset	17.4	19.0
Net unrealized losses on cash flow hedges	(32.3)	(35.3)
Defined benefit pension plans:
Deferred net actuarial loss	(427.2)	(686.8)
Deferred prior service credits	3.0	3.9
Deferred tax asset	169.9	269.1
Net unrecognized periodic benefit costs for defined benefit pension plans	(254.3)	(413.8)
Postretirement benefit plans:
Deferred net actuarial loss	(169.6)	(191.0)
Deferred prior service credits	102.4	103.0
Deferred tax asset	27.0	34.6
Net unrecognized periodic benefit costs for postretirement benefit plans	(40.2)	(53.4)
Foreign currency translation adjustments:
Gross unrealized gains	2.2	0.2
Deferred tax liability	(0.7)	(0.1)
Net unrealized gains on foreign currency translation adjustments	1.5	0.1
Accumulated other comprehensive income	$183.2	$299.1

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2013	2012	2011
Investments:
Net holding loss on investment securities arising during the period, net of tax benefit of $223.6, $5.4 and $38.2, respectively	$(407.2)	$(3.2)	$(71.6)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($60.6), ($104.0) and ($49.6), respectively	112.5	193.1	92.2
Total reclassification adjustment on investments	(294.7)	189.9	20.6
Non-credit component of OTTI on investments:
Non-credit component of OTTI on investments, net of tax (expense) benefit of ($0.9), ($2.4) and $0.5, respectively	1.7	4.5	(0.7)
Cash flow hedges:
Holding gain (loss), net of tax (expense) benefit of ($1.6), ($0.1) and $5.3, respectively	3.0	0.1	(10.0)
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax (expense) benefit of ($106.8), ($7.1) and $81.7, respectively	172.7	(10.9)	(119.8)
Foreign currency translation adjustment, net of tax expense of ($0.6), ($0.3) and ($0.2), respectively	1.4	0.6	0.2
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $53.1, ($108.5) and $75.9, respectively	$(115.9)	$184.2	$(109.7)
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
A summary of direct, assumed and ceded premiums written and earned for the years ended December 31 is as follows:

	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Direct	$65,939.1	$66,038.9	$56,443.6	$56,373.6	$56,190.3	$55,875.8
Assumed	174.3	174.0	197.0	196.4	179.9	178.5
Ceded	(92.6)	(93.8)	(73.2)	(73.3)	(84.2)	(84.7)
Net premiums	$66,020.8	$66,119.1	$56,567.4	$56,496.7	$56,286.0	$55,969.6
Percentage—assumed to net premiums	0.3%	0.3%	0.3%	0.3%	0.3%	0.3%

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of net premiums written and earned by segment (see Note 20, “Segment Information”) for the years ended December 31 is as follows:

	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Reportable segments:
Commercial and Specialty Business	$35,126.0	$35,159.8	$35,352.1	$35,251.9	$36,476.3	$36,436.7
Government Business	30,894.8	30,959.3	21,215.3	21,244.8	19,809.7	19,532.9
Other	—	—	—	—	—	—
Net premiums	$66,020.8	$66,119.1	$56,567.4	$56,496.7	$56,286.0	$55,969.6
The effect of reinsurance on benefit expense for the years ended December 31 is as follows:

	2013	2012	2011
Direct	$56,185.2	$48,135.1	$47,569.8
Assumed	155.6	173.0	165.0
Ceded	(103.7)	(94.5)	(87.3)
Net benefit expense	$56,237.1	$48,213.6	$47,647.5
 The effect of reinsurance on certain assets and liabilities at December 31 is as follows:

	2013	2012
Policy liabilities, assumed	$55.4	$62.4
Unearned income, assumed	0.4	0.5
Premiums payable, ceded	17.1	18.1
Premiums receivable, assumed	14.1	16.6
18. Leases
We lease office space and certain computer and related equipment using noncancelable operating leases. At December 31, 2013, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consist of the following:

2014	$133.0
2015	126.7
2016	99.6
2017	97.3
2018	91.1
Thereafter	221.6
Total minimum payments required	$769.3
We have certain lease agreements that contain contingent payment provisions. Under these provisions, we pay contingent amounts in addition to base rent, primarily based upon annual changes in the consumer price index. The schedule above contains estimated amounts for potential future increases in lease payments based on the contingent payment provisions.
Lease expense for 2013, 2012 and 2011 was $185.9, $153.3 and $148.6, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

19. Earnings per Share
The denominator for basic and diluted earnings per share at December 31 is as follows:

	2013	2012	2011
Denominator for basic earnings per share—weighted-average shares	298.5	321.5	360.2
Effect of dilutive securities—employee stock options, non-vested restricted stock awards and convertible debentures	5.3	3.3	4.9
Denominator for diluted earnings per share	303.8	324.8	365.1
During the years ended December 31, 2013, 2012 and 2011, weighted-average shares related to certain stock options of 4.2, 12.6 and 10.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
20. Segment Information
On May 20, 2013, we announced certain organizational and executive leadership changes to align with how our new Chief Executive Officer is managing our operations. Beginning with the three months ended June 30, 2013, our organizational structure is comprised of three reportable segments: Commercial and Specialty Business; Government Business; and Other.
Our Commercial and Specialty Business segment includes our Local Group, National Accounts, Individual and Specialty businesses. Business units in the Commercial and Specialty Business segment offer fully-insured products; provide a broad array of managed care services to self-funded customers including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services; and provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance.
Our Government Business segment includes Medicare and Medicaid businesses, National Government Services and services provided to the Federal Government in connection with FEP. Our Medicare business includes services such as Medicare Advantage, Medicare Part D, and Medicare Supplement, while our Medicaid business includes our managed care alternatives through publicly funded health care programs, including Medicaid, state Children’s Health Insurance Programs and Medicaid expansion programs. National Government Services acts as a Medicare contractor in several regions across the nation.
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
Through our participation in various federal government programs, we generated approximately 20.3%, 23.7% and 23.5% of our total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2013, 2012, and 2011, respectively. These revenues are contained in the Government Business segment.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, “Basis of Presentation and Significant Accounting Policies,” except that certain shared administrative expenses for each segment are recognized on a pro rata allocated basis, which in aggregate approximates the consolidated expense. Any difference between the allocated expenses and actual consolidated expense is included in other expenses not allocated to reportable segments. Intersegment sales and expenses are recorded at cost and eliminated in the consolidated financial statements. We evaluate performance of the reportable segments based on operating gain or loss as defined above. We evaluate investment income, net realized gains on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization expense, loss on extinguishment of debt and income taxes, and asset and liability

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Financial data by reportable segment for the years ended December 31 is as follows:

	Commercial and Specialty Business	Government Business	Other	Total
Year ended December 31, 2013
Operating revenue	$38,790.1	$31,366.7	$34.6	$70,191.4
Operating gain (loss)	3,093.3	927.1	(19.0)	4,001.4
Depreciation and amortization of property and equipment	—	—	457.1	457.1
Year ended December 31, 2012
Operating revenue	$38,852.9	$21,625.7	$35.4	$60,514.0
Operating gain (loss)	3,339.7	341.8	(61.6)	3,619.9
Depreciation and amortization of property and equipment	—	—	363.5	363.5
Year ended December 31, 2011
Operating revenue	$39,961.2	$19,874.0	$30.0	$59,865.2
Operating gain (loss)	3,344.5	461.6	(24.0)	3,782.1
Depreciation and amortization of property and equipment	—	—	300.3	300.3

The major product revenues for each of the reportable segments for the years ended December 31, are as follows:

	2013	2012	2011
Commercial and Specialty Business
Managed care products	$33,903.6	$34,091.5	$35,387.8
Managed care services	3,472.1	3,444.8	3,374.5
Dental/Vision products and services	952.5	903.9	826.8
Other	461.9	412.7	372.1
Total Commercial and Specialty Business	38,790.1	38,852.9	39,961.2
Government Business
Managed care products	30,959.3	21,244.7	19,533.0
Managed care services	407.4	381.0	341.0
Total Government Business	31,366.7	21,625.7	19,874.0
Other
Other	34.6	35.4	30.0
Total product revenues	$70,191.4	$60,514.0	$59,865.2
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the years ended December 31 is as follows:

	2013	2012	2011
Reportable segments operating revenues	$70,191.4	$60,514.0	$59,865.2
Net investment income	659.1	686.1	703.7
Net realized gains on investments	271.9	334.9	235.1
Other-than-temporary impairment losses recognized in income	(98.9)	(37.8)	(93.3)
Total revenues	$71,023.5	$61,497.2	$60,710.7
A reconciliation of reportable segment operating gain to income from continuing operations before income taxes included in the consolidated statements of income for the years ended December 31 is as follows:

	2013	2012	2011
Reportable segments operating gain	$4,001.4	$3,619.9	$3,782.1
Net investment income	659.1	686.1	703.7
Net realized gains on investments	271.9	334.9	235.1
Other-than-temporary impairment losses recognized in income	(98.9)	(37.8)	(93.3)
Interest expense	(602.7)	(511.8)	(430.3)
Amortization of other intangible assets	(245.3)	(233.0)	(239.4)
Loss on extinguishment of debt	(145.3)	—	—
Income from continuing operations before income tax expense	$3,840.2	$3,858.3	$3,957.9
21. Related Party Transactions
WellPoint Foundation, Inc., or the Foundation, is an Indiana non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The Foundation was formed to conduct, support and assist charitable, health-related, educational, and other community-based programs and projects. The officers and directors of the Foundation are also our officers. These officers and directors receive no compensation from the Foundation for the management services performed for the Foundation but may be reimbursed by the Foundation for any cash expenditures incurred on behalf of the Foundation. During the years ended December 31, 2013, 2012 and 2011, we received $0.7, $0.6 and $0.6, respectively, from the Foundation for administrative services provided by our associates. We contributed $10.0 to the Foundation during the year ended December 31, 2013. We made no contributions to the Foundation during the years ended December 31, 2012 and 2011. The Foundation is not a subsidiary of ours and the financial results of the Foundation are not consolidated with our financial statements. We have no current legal obligations for future commitments to the Foundation.
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

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

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
Our statutory basis insurance and HMO subsidiaries are subject to risk-based capital requirements. Risk-based capital is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company or HMO to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of risk-based capital specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. Below minimum risk-based capital requirements are classified within certain levels, each of which requires specified corrective action. Additionally, the DMHC regulated entities are subject to capital and solvency requirements as prescribed by the DMHC. As of December 31, 2013 and 2012, all of our regulated subsidiaries exceeded the minimum risk-based capital requirements and/or capital and solvency requirements of their applicable governmental regulator. The statutory risk-based capital necessary to satisfy regulatory requirements of our statutory basis insurance and HMO subsidiaries was approximately $3,500.0 and $3,400.0 as of December 31, 2013 and 2012, respectively. The tangible net equity required for the DMHC regulated entities was approximately $450.0 as of December 31, 2013 and 2012.
Statutory-basis capital and surplus of our insurance and HMO subsidiaries and capital and surplus of our other regulated subsidiaries, excluding the DMHC regulated entities, was $10,003.0 and $9,967.7 at December 31, 2013 and 2012, respectively. Statutory-basis net income of our insurance and HMO subsidiaries and net income of our other regulated subsidiaries, excluding the DMHC regulated entities, was $2,594.8, $2,800.0 and $2,402.5 for 2013, 2012 and 2011, respectively. GAAP equity of the DMHC regulated entities was $1,449.2 and $1,312.5 at December 31, 2013 and 2012, respectively. GAAP net income of the DMHC regulated entities was $487.7, $469.7 and $524.3 for the years ended December 31, 2013, 2012 and 2011, respectively.

WellPoint, Inc.
Notes to Consolidated Financial Statements (continued)

23. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2013
Total revenues	$17,576.0	$17,690.3	$17,855.5	$17,901.7
Income from continuing operations before income taxes	1,282.5	1,208.1	879.7	469.9
Income from continuing operations	872.3	799.3	653.8	308.9
Income (loss) from discontinued operations	12.9	0.8	2.4	(160.7)
Net income	885.2	800.1	656.2	148.2

Basic net income per share - continuing operations	$2.88	$2.67	$2.20	$1.05
Basic net income (loss) per share - discontinued operations	0.04	—	0.01	(0.55)
Basic net income per share	2.92	2.67	2.21	0.50

Diluted net income per share - continuing operations	$2.85	$2.64	$2.15	$1.02
Diluted net income (loss) per share - discontinued operations	0.04	—	0.01	(0.53)
Diluted net income per share	2.89	2.64	2.16	0.49

2012
Total revenues	$15,415.2	$15,396.3	$15,247.4	$15,438.3
Income from continuing operations before income taxes	1,309.8	1,048.7	1,019.6	480.2
Income from continuing operations	856.5	643.6	687.5	463.4
Income from discontinued operations	—	—	3.7	0.8
Net income	856.5	643.6	691.2	464.2

Basic net income per share - continuing operations	$2.56	$1.96	$2.16	$1.52
Basic net income per share - discontinued operations	—	—	0.01	—
Basic net income per share	2.56	1.96	2.17	1.52

Diluted net income per share - continuing operations	$2.53	$1.94	$2.14	$1.51
Diluted net income per share - discontinued operations	—	—	0.01	—
Diluted net income per share	2.53	1.94	2.15	1.51
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2013. Management’s assessment was based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management has concluded that the Company’s Internal Control was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2013, and has also issued an audit report dated February 20, 2014, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included in this Annual Report on Form 10-K.

/S/ JOSEPH R. SWEDISH	/S/ WAYNE S. DEVEYDT
Chief Executive Officer	Executive Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WellPoint, Inc.
We have audited WellPoint, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). WellPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, WellPoint, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellPoint, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of WellPoint, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Indianapolis, Indiana
February 20, 2014

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our Executive Officers, Directors and nominees for Director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act and our Standards of Business Conduct is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item concerning remuneration of our Executive Officers and Directors, material transactions involving such Executive Officers and Directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item concerning certain relationships and related person transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements:
The following consolidated financial statements of the Company are set forth in Part II, Item 8
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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
(c) Financial Statement Schedule
Schedule II—Condensed Financial Information of Registrant (Parent Company Only).

Schedule II—Condensed Financial Information of Registrant
WellPoint, Inc. (Parent Company Only)
Balance Sheets

(In millions, except share data)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,174.5	$588.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $897.4 and $1,415.5)	900.4	1,425.9
Equity securities (cost of $52.6 and $26.7)	89.6	15.0
Other invested assets, current	1.9	1.6
Other receivables	35.6	37.7
Income taxes receivable	154.4	227.0
Net due from subsidiaries	893.4	—
Securities lending collateral	46.2	29.1
Deferred tax assets, net	11.8	7.9
Other current assets	183.1	145.7
Total current assets	3,490.9	2,478.0
Long-term investments available-for-sale, at fair value:
Equity securities (cost of $6.7 and $6.8)	6.7	6.8
Other invested assets, long-term	615.7	596.4
Property and equipment, net	148.3	110.2
Deferred tax assets, net	2.9	23.8
Investments in subsidiaries	35,516.2	35,462.2
Other noncurrent assets	152.3	218.9
Total assets	$39,933.0	$38,896.3
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$592.1	$402.1
Security trades pending payable	28.9	17.7
Securities lending payable	46.2	29.1
Net due to subsidiaries	—	89.7
Current portion of long-term debt	518.0	—
Other current liabilities	213.4	214.6
Total current liabilities	1,398.6	753.2
Long-term debt, less current portion	13,548.6	14,145.9
Other noncurrent liabilities	220.6	194.5
Total liabilities	15,167.8	15,093.6
Commitments and contingencies—Note 5
Shareholders’ equity
Preferred stock, without par value, shares authorized—100,000,000; shares issued and outstanding—none	—	—
Common stock, par value $0.01, shares authorized—900,000,000; shares issued and outstanding: 293,273,830 and 304,715,144	2.9	3.0
Additional paid-in capital	10,765.2	10,853.5
Retained earnings	13,813.9	12,647.1
Accumulated other comprehensive income	183.2	299.1
Total shareholders’ equity	24,765.2	23,802.7
Total liabilities and shareholders’ equity	$39,933.0	$38,896.3

See accompanying notes.

WellPoint, Inc. (Parent Company Only)
Statements of Income

	Years ended December 31
(In millions)	2013	2012	2011
Revenues
Net investment income	$61.2	$95.3	$116.6
Net realized losses on investments	(83.2)	(28.5)	(17.9)
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(51.6)	(15.3)	(18.3)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.2	1.3	0.3
Other-than-temporary impairment losses recognized in income	(51.4)	(14.0)	(18.0)
Other revenue	4.4	3.5	3.1
Total revenues	(69.0)	56.3	83.8
Expenses
General and administrative expense	196.6	211.9	53.4
Interest expense	598.4	507.0	407.3
Loss on extinguishment of debt	145.3	—	—
Total expenses	940.3	718.9	460.7
Loss before income tax credits and equity in net income of subsidiaries	(1,009.3)	(662.6)	(376.9)
Income tax credits	(369.7)	(172.1)	(207.0)
Equity in net income of subsidiaries	3,129.3	3,146.0	2,816.6
Net income	$2,489.7	$2,655.5	$2,646.7

 See accompanying notes.

WellPoint, Inc. (Parent Company Only)
Statements of Comprehensive Income

(in millions)	Years ended December 31
	2013	2012	2011
Net income	$2,489.7	$2,655.5	$2,646.7
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains/losses on investments	(294.7)	189.9	20.6
Change in non-credit component of other-than-temporary impairment losses on investments	1.7	4.5	(0.7)
Change in net unrealized gains/losses on cash flow hedges	3.0	0.1	(10.0)
Change in net periodic pension and postretirement costs	172.7	(10.9)	(119.8)
Foreign currency translation adjustments	1.4	0.6	0.2
Other comprehensive (loss) income	(115.9)	184.2	(109.7)
Total comprehensive income	$2,373.8	$2,839.7	$2,537.0

See accompanying notes.

WellPoint, Inc. (Parent Company Only)
Statements of Cash Flows

(In millions)	Years ended December 31
	2013	2012	2011
Operating activities
Net income	$2,489.7	$2,655.5	$2,646.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed earnings of subsidiaries	(78.5)	(432.0)	399.3
Net realized losses on investments	83.2	28.5	17.9
Other-than-temporary impairment losses recognized in income	51.4	14.0	18.0
Loss on extinguishment of debt	145.3	—	—
Loss on disposal of assets	3.6	—	—
Deferred income taxes	(4.5)	49.2	95.3
Amortization, net of accretion	25.2	23.2	3.1
Depreciation	45.7	13.1	0.3
Share-based compensation	146.0	146.5	134.8
Excess tax benefits from share-based compensation	(30.1)	(28.8)	(42.2)
Changes in operating assets and liabilities, net of effect of business combinations:
Receivables, net	3.5	9.6	13.5
Other invested assets, current	(0.3)	0.2	4.6
Other assets	42.3	(31.7)	(52.0)
Amounts due (from) to subsidiaries	(983.1)	754.7	(497.2)
Accounts payable and accrued expenses	111.8	(34.5)	1.5
Other liabilities	(18.6)	8.9	(0.9)
Income taxes	83.9	(204.0)	35.3
Net cash provided by operating activities	2,116.5	2,972.4	2,778.0
Investing activities
Purchases of investments	(1,964.3)	(5,383.2)	(2,681.7)
Proceeds from sales, maturities, calls and redemptions of investments	2,443.3	5,554.5	3,689.6
Settlement of non-hedging derivatives	(109.8)	(59.8)	(96.6)
Capitalization of subsidiaries	(121.2)	(6,085.1)	(832.1)
Changes in securities lending collateral	(17.0)	73.8	17.3
(Purchases) sales of property and equipment, net	(87.4)	(117.1)	2.3
Other, net	(18.9)	(114.4)	(49.6)
Net cash provided by (used in) investing activities	124.7	(6,131.3)	49.2
Financing activities
Net (repayments of) proceeds from commercial paper borrowings	(191.7)	(229.0)	463.7
Proceeds from long-term borrowings	1,250.0	6,468.9	1,097.4
Repayments of long-term borrowings	(1,245.0)	(800.0)	(700.0)
Changes in securities lending payable	17.1	(72.7)	(17.3)
Changes in bank overdrafts	71.8	30.5	(66.9)
Premiums paid on equity options	(25.8)	—
Repurchase and retirement of common stock	(1,620.1)	(2,496.8)	(3,039.8)
Cash dividends	(465.9)	(380.9)	(369.8)
Proceeds from issuance of common stock under employee stock plans	524.7	110.8	245.0
Excess tax benefits from share-based compensation	30.1	28.8	42.2
Net cash (used in) provided by financing activities	(1,654.8)	2,659.6	(2,345.5)
Change in cash and cash equivalents	586.4	(499.3)	481.7
Cash and cash equivalents at beginning of year	588.1	1,087.4	605.7
Cash and cash equivalents at end of year	$1,174.5	$588.1	$1,087.4

See accompanying notes.

WellPoint, Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2013
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
2. Subsidiary Transactions
Dividends from Subsidiaries
WellPoint received cash dividends from subsidiaries of $3,046.5, $2,935.1 and $2,915.9 during 2013, 2012 and 2011, respectively.
Dividends to Subsidiaries
Certain subsidiaries of WellPoint own shares of WellPoint common stock. WellPoint paid cash dividends to subsidiaries related to these shares of common stock in the amount of $17.9, $13.8 and $12.0 during 2013, 2012 and 2011, respectively.
Investments in Subsidiaries
Capital contributions to subsidiaries were $121.2, $6,085.1 and $832.1 during 2013, 2012 and 2011, respectively.
Amounts Due to and From Subsidiaries
At December 31, 2013 and 2012, WellPoint reported $893.4 due from subsidiaries and $89.7 payable to subsidiaries, respectively. The amounts due to or from subsidiaries primarily include amounts for allocated administrative expenses or cash held overnight at the parent level resulting from daily cash management activities. These items are routinely settled, and as such, are classified as current assets or liabilities.
3. Derivative Financial Instruments
The information regarding derivative financial instruments contained in Note 6, “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.
4. Long-Term Debt
The information regarding long-term debt contained in Note 13, “Debt,” of the Notes to Consolidated Financial Statements of WellPoint and its subsidiaries is incorporated herein by reference.
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

WELLPOINT, INC.

By:	/S/ JOSEPH R. SWEDISH
Joseph R. Swedish Chief Executive Officer and Director
Dated: February 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JOSEPH R. SWEDISH	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014
Joseph R. Swedish
/s/ WAYNE S. DEVEYDT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2014
Wayne S. DeVeydt
/s/ JOHN E. GALLINA	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2014
John E. Gallina
/s/ GEORGE A. SCHAEFER, JR.	Chair of the Board	February 20, 2014
George A. Schaefer, Jr.
/s/ ROBERT L. DIXON, JR.	Director	February 20, 2014
Robert L. Dixon, Jr.
/s/ LEWIS HAY III	Director	February 20, 2014
Lewis Hay III
/s/ JULIE A. HILL	Director	February 20, 2014
Julie A. Hill
/s/ WARREN Y. JOBE	Director	February 20, 2014
Warren Y. Jobe
/s/ RAMIRO G. PERU	Director	February 20, 2014
Ramiro G. Peru
/s/ WILLIAM J. RYAN	Director	February 20, 2014
William J. Ryan
/s/ JOHN H. SHORT	Director	February 20, 2014
John H. Short
/s/ ELIZABETH E. TALLETT	Director	February 20, 2014
Elizabeth E. Tallett

INDEX TO EXHIBITS

Exhibit Number		Exhibit

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

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-laws of the Company, as amended effective October 22, 2013, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

4.1	Articles of Incorporation of the Company, as amended effective May 17, 2011 (Included in Exhibit 3.1).

4.2	By-laws of the Company, as amended effective October 22, 2013 (Included in Exhibit 3.2).

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

	(a)	Form of 5.25% Notes due 2016, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

	(b)	Form of 5.85% Notes due 2036, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 11, 2006, SEC File No. 001-16751.

	(c)	Form of 5.875% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(d)	Form of 6.375% Notes due 2037, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 8, 2007, SEC File No. 001-16751.

	(e)	Form of 7.000% Notes due 2019, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 5, 2009.

	(f)	Form of 4.350% Notes due 2020, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

	(g)	Form of 5.800% Notes due 2040, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 12, 2010.

Exhibit Number			Exhibit

		(h)	Form of 2.375% Notes due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

		(i)	Form of 3.700% Notes due 2021, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2011.

		(j)	Form of 3.125% Notes due 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

		(k)	Form of 4.625% Notes due 2042, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 7, 2012.

		(l)	Form of 1.250% Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(m)	Form of 1.875% Notes due 2018, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(n)	Form of 3.300% Notes due 2023, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(o)	Form of 4.650% Notes due 2043, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 10, 2012.

		(p)	Form of 2.300% Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

		(q)	Form of 5.100% Notes due 2044, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 31, 2013.

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

(c)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2008 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 001-16751.

Exhibit Number			Exhibit

(d)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2009 under the 2006 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 001-16751.

(e)
Form of Incentive Compensation Plan Non-Qualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(f)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

		(g)	Form of Incentive Compensation Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10.2(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(h)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

		(i)	Form of Incentive Compensation Plan Performance Share Award Agreement, incorporated by reference to Exhibit 10.2(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(j)
Form of Incentive Compensation Plan Performance Share Award Agreement, Grant A for 2012, incorporated by reference to Exhibit 10.2(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(k)
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

(m)
Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2013, incorporated by reference to Exhibit 10.2(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(n)
Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2013, incorporated by reference to Exhibit 10.2(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(o)
Form of Incentive Compensation Plan Performance Share Award Agreement for 2013, incorporated by reference to Exhibit 10.2(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.3	*
WellPoint, Inc. Comprehensive Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

(c)
Third Amendment to the WellPoint, Inc. Executive Agreement Plan effective as of August 6, 2013, incorporated by reference to Exhibit 10.4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Exhibit Number			Exhibit

10.5	*
WellPoint, Inc. Executive Salary Continuation Plan effective January 1, 2006, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, SEC File No. 001-016751.

10.6	*
WellPoint Directed Executive Compensation Plan amended effective January 1, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.7	*
WellPoint, Inc. Board of Directors Compensation Program, as amended effective May 15, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.8	*
WellPoint Board of Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 001-16751.

10.9	*
Amerigroup Corporation 2009 Equity Incentive Plan effective May 7, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 26, 2012 (Registration No. 333-185675).

10.10	*
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

10.11	*	(a)
Form of Employment Agreement between the Company and each of the following: Ken R. Goulet and Samuel R. Nussbaum, M.D., incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File No. 001-16751.

(b)
Form of Employment Agreement between the Company and Wayne S. DeVeydt, incorporated by reference to Exhibit A to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 2, 2006, SEC File No. 001-16751.

(c)
Form of Employment Agreement between the Company and each of the following: John Cannon, Jose D. Tomas and Gloria McCarthy incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

		(d)	Form of Employment Agreement between the Company and Joseph R. Swedish, incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013.

10.12	*
Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of July 9, 2012 and effective December 24, 2012, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(a)
First Amendment to Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of October 26, 2012 and effective December 24, 2012, incorporated by reference to Exhibit 10.16(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(b)
Second Amendment to Employment Agreement between WellPoint, Inc. and Richard C. Zoretic dated as of April 23, 2013, incorporated by reference to Exhibit 10.16(b) to the Company's Current Report on Form 8-K filed on April 23, 2013.

10.13
Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 21, 2012, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit Number		Exhibit

10.14
Blue Shield License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through June 21, 2012, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.15
Undertakings to California Department of Managed Health Care, dated October 15, 2012, delivered by Blue Cross of California, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.16	*
Offer Letter, by and between WellPoint, Inc. and Joseph R. Swedish, dated as of February 6, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2013.

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

101
The following materials from WellPoint, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II.

*		Indicates management contracts or compensatory plans or arrangements.