Form 10-Q
period 2014-03-31
WELLPOINT, INC
filed 2014-04-30
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 15, 2014
Common Stock, $0.01 par value	279,672,290 shares

WellPoint, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,971.2	$1,582.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,600.8 and $16,826.7)	18,004.0	17,038.2
Equity securities (cost of $1,374.0 and $1,168.5)	1,963.5	1,735.5
Other invested assets, current	25.9	16.3
Accrued investment income	173.6	168.8
Premium and self-funded receivables	4,457.5	3,968.7
Other receivables	1,234.0	1,063.3
Income taxes receivable	—	235.7
Securities lending collateral	1,325.0	969.8
Deferred tax assets, net	234.5	383.0
Other current assets	2,417.6	1,677.5
Assets held for sale	—	906.9
Total current assets	31,806.8	29,745.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $504.6 and $455.9)	502.4	449.9
Equity securities (cost of $26.8 and $27.4)	31.0	31.3
Other invested assets, long-term	1,593.8	1,542.6
Property and equipment, net	1,811.7	1,801.5
Goodwill	16,916.7	16,917.2
Other intangible assets	8,387.3	8,441.0
Other noncurrent assets	635.8	645.2
Total assets	$61,685.5	$59,574.5

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,707.1	$6,127.2
Reserves for future policy benefits	65.7	63.1
Other policyholder liabilities	2,020.4	2,073.2
Total policy liabilities	8,793.2	8,263.5
Unearned income	1,073.0	822.7
Accounts payable and accrued expenses	4,113.1	3,426.3
Income taxes payable	97.7	—
Security trades pending payable	177.5	95.2
Securities lending payable	1,324.6	969.7
Short-term borrowings	590.0	400.0
Current portion of long-term debt	518.7	518.0
Other current liabilities	1,805.9	1,674.7
Liabilities held for sale	—	181.4
Total current liabilities	18,493.7	16,351.5
Long-term debt, less current portion	13,932.1	13,573.6
Reserves for future policy benefits, noncurrent	738.9	723.0
Deferred tax liabilities, net	3,343.1	3,325.2
Other noncurrent liabilities	832.4	836.0
Total liabilities	37,340.2	34,809.3

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 281,912,262 and 293,273,830	2.9	2.9
Additional paid-in capital	10,003.5	10,765.2
Retained earnings	14,011.5	13,813.9
Accumulated other comprehensive income	327.4	183.2
Total shareholders’ equity	24,345.3	24,765.2
Total liabilities and shareholders’ equity	$61,685.5	$59,574.5
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31
(In millions, except per share data)	2014	2013
Revenues
Premiums	$16,517.0	$16,435.6
Administrative fees	1,118.3	990.1
Other revenue	9.5	9.4
Total operating revenue	17,644.8	17,435.1
Net investment income	183.7	162.0
Net realized gains on investments	41.7	16.8
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(10.8)	(37.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—
Other-than-temporary impairment losses recognized in income	(10.8)	(37.9)
Total revenues	17,859.4	17,576.0
Expenses
Benefit expense	13,664.6	13,748.7
Selling, general and administrative expense:
Selling expense	370.8	385.9
General and administrative expense	2,490.7	1,943.2
Total selling, general and administrative expense	2,861.5	2,329.1
Interest expense	146.2	153.5
Amortization of other intangible assets	54.0	62.2
Loss on extinguishment of debt	3.0	—
Total expenses	16,729.3	16,293.5
Income from continuing operations before income tax expense	1,130.1	1,282.5
Income tax expense	438.7	410.2
Income from continuing operations	691.4	872.3
Income from discontinued operations, net of tax	9.6	12.9
Net income	$701.0	$885.2
Basic net income per share:
Basic - continuing operations	$2.43	$2.88
Basic - discontinued operations	0.03	0.04
Basic net income per share	$2.46	$2.92
Diluted net income per share:
Diluted - continuing operations	$2.37	$2.85
Diluted - discontinued operations	0.03	0.04
Diluted net income per share	$2.40	$2.89
Dividends per share	$0.4375	$0.3750
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(In millions)	2014	2013
Net income	$701.0	$885.2
Other comprehensive income, net of tax:
Change in net unrealized gains/losses on investments	140.3	34.5
Change in non-credit component of other-than-temporary impairment losses on investments	0.5	2.2
Change in net unrealized gains/losses on cash flow hedges	0.7	0.7
Change in net periodic pension and postretirement costs	2.9	6.8
Foreign currency translation adjustments	(0.2)	(0.8)
Other comprehensive income	144.2	43.4
Total comprehensive income	$845.2	$928.6

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
(In millions)	2014	2013
Operating activities
Net income	$701.0	$885.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(41.7)	(16.8)
Other-than-temporary impairment losses recognized in income	10.8	37.9
Loss on extinguishment of debt	3.0	—
Gain on disposal from discontinued operations	(3.2)	—
Loss on disposal of assets	0.1	0.7
Deferred income taxes	85.2	9.1
Amortization, net of accretion	190.3	186.7
Depreciation expense	26.4	25.3
Impairment of property and equipment	2.1	—
Share-based compensation	38.8	21.5
Excess tax benefits from share-based compensation	(22.4)	(4.2)
Changes in operating assets and liabilities:
Receivables, net	(616.0)	(397.7)
Other invested assets	(14.6)	(8.2)
Other assets	(69.5)	(58.6)
Policy liabilities	545.6	70.9
Unearned income	250.0	(31.1)
Accounts payable and accrued expenses	(137.3)	(224.0)
Other liabilities	107.4	35.1
Income taxes	356.0	435.6
Other, net	(24.5)	(10.5)
Net cash provided by operating activities	1,387.5	956.9
Investing activities
Purchases of fixed maturity securities	(3,084.8)	(3,955.5)
Proceeds from fixed maturity securities:
Sales	2,061.2	2,531.8
Maturities, calls and redemptions	284.3	490.8
Purchases of equity securities	(228.6)	(29.2)
Proceeds from sales of equity securities	30.3	87.4
Purchases of other invested assets	(35.4)	(127.5)
Proceeds from sales of other invested assets	25.6	7.6
Settlement of non-hedging derivatives	(46.2)	(80.6)
Changes in securities lending collateral	(354.9)	(12.9)
Proceeds from sale of subsidiary, net of cash sold	740.0	—
Purchases of property and equipment	(135.7)	(107.5)
Other, net	(0.1)	—
Net cash used in investing activities	(744.3)	(1,195.6)
Financing activities
Net proceeds from commercial paper borrowings	379.4	260.3
Repayments of long-term borrowings	(24.2)	(556.9)
Proceeds from short-term borrowings	970.0	100.0
Repayments of short-term borrowings	(780.0)	—
Changes in securities lending payable	354.9	12.8
Changes in bank overdrafts	75.0	30.4
Repurchase and retirement of common stock	(1,262.8)	(340.2)
Cash dividends	(123.4)	(113.4)
Proceeds from issuance of common stock under employee stock plans	130.1	23.7
Excess tax benefits from share-based compensation	22.4	4.2
Net cash used in financing activities	(258.6)	(579.1)
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(1.5)
Change in cash and cash equivalents	384.3	(819.3)
Cash and cash equivalents at beginning of period	1,586.9	2,484.6
Cash and cash equivalents at end of period	1,971.2	1,665.3
Less cash and cash equivalents of discontinued operations at end of period	—	(5.7)
Cash and cash equivalents of continuing operations at end of period	$1,971.2	$1,659.6
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	701.0	—	701.0
Other comprehensive income	—	—	—	—	144.2	144.2
Settlement of equity options	—	—	(19.4)	—	—	(19.4)
Repurchase and retirement of common stock	(14.3)	—	(884.3)	(378.5)	—	(1,262.8)
Dividends and dividend equivalents	—	—	—	(124.9)	—	(124.9)
Issuance of common stock under employee stock plans, net of related tax benefits	2.9	—	142.0	—	—	142.0
March 31, 2014	281.9	$2.9	$10,003.5	$14,011.5	$327.4	$24,345.3

January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	885.2	—	885.2
Other comprehensive income	—	—	—	—	43.4	43.4
Repurchase and retirement of common stock	(5.5)	—	(200.5)	(143.0)	—	(343.5)
Convertible debenture tax adjustment	—	—	(4.0)	—	—	(4.0)
Dividends and dividend equivalents	—	—	—	(114.2)	—	(114.2)
Issuance of common stock under employee stock plans, net of related tax benefits	1.5	—	48.4	—	—	48.4
March 31, 2013	300.7	$3.0	$10,697.4	$13,275.1	$342.5	$24,318.0

See accompanying notes.

WellPoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2014
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 36.9 medical members through our affiliated health plans and approximately 66.8 individuals through our subsidiaries as of March 31, 2014. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.) and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets, through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 have been recorded. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.

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
Revenue Recognition: Premiums for fully-insured contracts are recognized as revenue over the period insurance coverage is provided, net of amounts recognized for minimum medical loss ratio rebates, if applicable, and the risk adjustment, reinsurance, and risk corridor premium stabilization programs of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Premiums related to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned income. Premiums include revenue from retrospectively rated contracts where revenue is based on the estimated ultimate loss experience of the contract. Premium revenue includes an adjustment for retrospectively rated refunds based on an estimate of incurred claims. Premium rates for certain lines of business are subject to approval by the Department of Insurance of each respective state.
Administrative fees include revenue from certain group contracts that provide for the group to be at risk for all or, with supplemental insurance arrangements, a portion of their claims experience. We charge these self-funded groups an administrative fee, which is based on the number of members in a group or the group’s claim experience. In addition, administrative fees include amounts received for the administration of Medicare or certain other government programs. Under our self-funded arrangements, revenue is recognized as administrative services are performed. All benefit payments under these programs are excluded from benefit expense.
Adoption of New Accounting Pronouncement: Effective January 1, 2014, we adopted the provisions of Accounting Standards Update No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. This fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0, and we estimate our portion of the fee for 2014 to be approximately $920.0. ASU 2011-06 addresses how this fee should be recognized and classified in the financial statements of health insurers. In accordance with ASU 2011-06, we recorded our estimated liability for the fee in full at the beginning of the year with a corresponding deferred cost that is being amortized to expense on a straight-line basis, and we recognized $230.0 as general and administrative expense related to the fee for the three months ended March 31, 2014. The final calculation and payment of the fee will occur in the third quarter of 2014.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Business Divestiture
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. Additionally, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS are reported as discontinued operations in the accompanying consolidated statements of income. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2013. The sale was completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $10.8 and $37.9 for the three months ended March 31, 2014 and 2013, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three months ended March 31, 2014 and 2013. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.
A summary of current and long-term investments, available-for-sale, at March 31, 2014 and December 31, 2013 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
March 31, 2014:
Fixed maturity securities:
United States Government securities	$460.2	$2.7	$(1.3)	$—	$461.6	$—
Government sponsored securities	168.6	0.6	(0.5)	(0.5)	168.2	—
States, municipalities and political subdivisions, tax-exempt	5,801.9	244.4	(33.3)	(9.5)	6,003.5	—
Corporate securities	8,338.4	232.4	(54.8)	(14.1)	8,501.9	—
Options embedded in convertible securities	97.6	—	—	—	97.6	—
Residential mortgage-backed securities	2,160.0	53.9	(26.8)	(5.5)	2,181.6	—
Commercial mortgage-backed securities	509.4	11.1	(1.1)	(0.2)	519.2	—
Other debt securities	569.3	7.1	(2.8)	(0.8)	572.8	—
Total fixed maturity securities	18,105.4	552.2	(120.6)	(30.6)	18,506.4	$—
Equity securities	1,400.8	604.3	(10.6)	—	1,994.5
Total investments, available-for-sale	$19,506.2	$1,156.5	$(131.2)	$(30.6)	$20,500.9
December 31, 2013:
Fixed maturity securities:
United States Government securities	$300.8	$2.5	$(3.4)	$—	$299.9	$—
Government sponsored securities	174.4	0.4	(1.3)	—	173.5	—
States, municipalities and political subdivisions, tax-exempt	5,899.5	202.9	(90.1)	(9.6)	6,002.7	(0.6)
Corporate securities	7,614.1	205.2	(95.2)	(15.5)	7,708.6	(0.1)
Options embedded in convertible securities	89.2	—	—	—	89.2	—
Residential mortgage-backed securities	2,269.4	48.0	(41.4)	(7.1)	2,268.9	—
Commercial mortgage-backed securities	479.0	10.5	(2.6)	(0.3)	486.6	—
Other debt securities	456.2	5.8	(2.5)	(0.8)	458.7	(0.1)
Total fixed maturity securities	17,282.6	475.3	(236.5)	(33.3)	17,488.1	$(0.8)
Equity securities	1,195.9	578.9	(8.0)	—	1,766.8
Total investments, available-for-sale	$18,478.5	$1,054.2	$(244.5)	$(33.3)	$19,254.9
At March 31, 2014, we owned $2,700.8 of mortgage-backed securities and $501.5 of asset-backed securities out of a total available-for-sale investment portfolio of $20,500.9. These securities included sub-prime and Alt-A securities with fair values of $30.0 and $98.8, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.3 and $7.1, respectively. The average credit rating of the sub-prime and Alt-A securities was “BB” and “CCC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
March 31, 2014:
Fixed maturity securities:
United States Government securities	26	$300.2	$(1.3)	—	$—	$—
Government sponsored securities	15	28.8	(0.5)	5	17.0	(0.5)
States, municipalities and political subdivisions, tax-exempt	496	1,351.0	(33.3)	73	168.0	(9.5)
Corporate securities	1,215	2,198.9	(54.8)	102	127.9	(14.1)
Residential mortgage-backed securities	490	985.9	(26.8)	74	115.1	(5.5)
Commercial mortgage-backed securities	37	112.4	(1.1)	4	4.8	(0.2)
Other debt securities	61	177.7	(2.8)	19	17.1	(0.8)
Total fixed maturity securities	2,340	5,154.9	(120.6)	277	449.9	(30.6)
Equity securities	505	131.8	(10.6)	—	—	—
Total fixed maturity and equity securities	2,845	$5,286.7	$(131.2)	277	$449.9	$(30.6)
December 31, 2013:
Fixed maturity securities:
United States Government securities	27	$179.2	$(3.4)	—	$—	$—
Government sponsored securities	22	73.4	(1.3)	—	—	—
States, municipalities and political subdivisions, tax-exempt	806	2,070.9	(90.1)	42	82.4	(9.6)
Corporate securities	1,448	2,586.6	(95.2)	107	81.3	(15.5)
Residential mortgage-backed securities	605	1,243.0	(41.4)	80	116.2	(7.1)
Commercial mortgage-backed securities	52	177.7	(2.6)	4	5.6	(0.3)
Other debt securities	65	185.3	(2.5)	17	16.2	(0.8)
Total fixed maturity securities	3,025	6,516.1	(236.5)	250	301.7	(33.3)
Equity securities	426	120.8	(8.0)	—	—	—
Total fixed maturity and equity securities	3,451	$6,636.9	$(244.5)	250	$301.7	$(33.3)
The amortized cost and fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$444.0	$447.4
Due after one year through five years	4,580.9	4,714.9
Due after five years through ten years	5,077.6	5,230.7
Due after ten years	5,333.5	5,412.6
Mortgage-backed securities	2,669.4	2,700.8
Total available-for-sale fixed maturity securities	$18,105.4	$18,506.4

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31
	2014	2013
Proceeds	$2,401.4	$3,117.6
Gross realized gains	82.9	107.0
Gross realized losses	41.2	90.2
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
Derivatives: Fair values are based on the quoted market prices by the financial institution that is the counterparty to the derivative transaction. We independently verify prices provided by the counterparties using valuation models that incorporate market observable inputs for similar derivative transactions.
Long-term receivable: Fair value is estimated based on discounted cash flow analysis using assumptions for inputs such as expected cash flow and discount rates that are not observable in the markets.

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 is as follows:

	Level I	Level II	Level III	Total
March 31, 2014:
Assets:
Cash equivalents	$612.4	$—	$—	$612.4
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	461.6	—	—	461.6
Government sponsored securities	—	168.2	—	168.2
States, municipalities and political subdivisions, tax-exempt	—	6,003.5	—	6,003.5
Corporate securities	12.0	8,375.9	114.0	8,501.9
Options embedded in convertible debt securities	—	97.6	—	97.6
Residential mortgage-backed securities	—	2,181.6	—	2,181.6
Commercial mortgage-backed securities	—	516.1	3.1	519.2
Other debt securities	71.3	486.7	14.8	572.8
Total fixed maturity securities	544.9	17,829.6	131.9	18,506.4
Equity securities	1,766.2	185.1	43.2	1,994.5
Other invested assets, current	25.9	—	—	25.9
Securities lending collateral	532.0	793.0	—	1,325.0
Derivatives excluding embedded options (reported with other assets)	—	29.0	—	29.0
Long-term receivable (reported with other assets)	—	—	21.6	21.6
Total assets	$3,481.4	$18,836.7	$196.7	$22,514.8
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.9)	$—	$(20.9)
Total liabilities	$—	$(20.9)	$—	$(20.9)
December 31, 2013:
Assets:
Cash equivalents	$632.3	$—	$—	$632.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	299.9	—	—	299.9
Government sponsored securities	—	173.5	—	173.5
States, municipalities and political subdivisions, tax-exempt	—	6,002.7	—	6,002.7
Corporate securities	—	7,593.4	115.2	7,708.6
Options embedded in convertible securities	—	89.2	—	89.2
Residential mortgage-backed securities	—	2,268.9	—	2,268.9
Commercial mortgage-backed securities	—	480.1	6.5	486.6
Other debt securities	35.6	408.3	14.8	458.7
Total fixed maturity securities	335.5	17,016.1	136.5	17,488.1
Equity securities	1,475.7	249.7	41.4	1,766.8
Other invested assets, current	16.3	—	—	16.3
Securities lending collateral	408.5	561.3	—	969.8
Derivatives excluding embedded options (reported with other assets)	—	58.4	—	58.4
Total assets	$2,868.3	$17,885.5	$177.9	$20,931.7
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.7)	$—	$(20.7)
Total liabilities	$—	$(20.7)	$—	$(20.7)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended March 31, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Three Months Ended March 31, 2014:
Beginning balance at January 1, 2014	$115.2	$—	$6.5	$14.8	$41.4	$—	$177.9
Total gains (losses):
Recognized in net income	(3.3)	—	—	—	(0.3)	21.6	18.0
Recognized in accumulated other comprehensive income	3.1	—	—	0.2	(5.8)	—	(2.5)
Purchases	9.3	—	—	—	9.0	—	18.3
Sales	(1.7)	—	—	—	(1.1)	—	(2.8)
Settlements	(2.1)	—	(3.4)	(0.2)	—	—	(5.7)
Transfers into Level III	—	—	—	—	—	—	—
Transfers out of Level III	(6.5)	—	—	—	—	—	(6.5)
Ending balance at March 31, 2014	$114.0	$—	$3.1	$14.8	$43.2	$21.6	$196.7
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2014	$(4.0)	$—	$—	$—	$(0.3)	$—	$(4.3)
Three Months Ended March 31, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$—	$155.5
Total gains (losses):
Recognized in net income	0.3	—	—	—	0.6	—	0.9
Recognized in accumulated other comprehensive income	(0.6)	—	—	0.2	(0.9)	—	(1.3)
Purchases	9.6	—	—	—	0.4	—	10.0
Sales	—	—	—	—	(2.5)	—	(2.5)
Settlements	(9.1)	(1.6)	—	(0.2)	—	—	(10.9)
Transfers into Level III	—	13.1	—	—	—	—	13.1
Transfers out of Level III	—	(2.9)	—	—	—	—	(2.9)
Ending balance at March 31, 2013	$121.3	$12.9	$—	$3.9	$23.8	$—	$161.9
Change in unrealized losses included in net income related to assets still held for the three months ended March 31, 2013	$—	$—	$—	$—	$(1.4)	$—	$(1.4)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three months ended March 31, 2014 or 2013.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 or 2013.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three months ended March 31, 2014 or 2013.
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
The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument that is recorded at its carrying value on the consolidated balance sheets:
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
March 31, 2014
Assets:
Other invested assets, long-term	$1,593.8	$—	$—	$1,593.8	$1,593.8
Liabilities:
Debt:
Short-term borrowings	590.0	—	590.0	—	590.0
Commercial paper	758.6	—	758.6	—	758.6
Notes	12,724.1	—	13,285.1	—	13,285.1
Convertible debentures	968.1	—	2,192.8	—	2,192.8
December 31, 2013
Assets:
Other invested assets, long-term	$1,542.6	$—	$—	$1,542.6	$1,542.6
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Commercial paper	379.2	—	379.2	—	379.2
Notes	12,746.4	—	13,014.3	—	13,014.3
Convertible debentures	966.0	—	2,030.6	—	2,030.6

6.	Income Taxes
During the three months ended March 31, 2014 and 2013, we recognized income tax expense of $438.7 and $410.2, respectively, which represents effective tax rates of 38.8% and 32.0%, respectively. The increase in income tax expense and the effective tax rate in 2014 was primarily due to the non-tax deductible HIP Fee effective January 1, 2014 resulting in additional expense of $80.5, partially offset by lower income before income taxes, favorable discrete tax adjustments related to state income tax audits including refund claims filed, and adjustments to state deferred tax liabilities resulting from a decrease in the Indiana statutory income tax rate. The lower effective rate in the three months ended March 31, 2013 resulted primarily from the inclusion of Amerigroup in our state apportionment calculations, which produced a lower effective state tax rate.

7.	Retirement Benefits
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the three months ended March 31, 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3.3	$3.6	$0.8	$1.6
Interest cost	18.5	16.7	6.6	5.6
Expected return on assets	(34.4)	(33.3)	(5.8)	(5.5)
Recognized actuarial loss	5.3	8.6	2.3	2.8
Settlement loss	1.1	3.4	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.6)	(3.3)
Net periodic (credit) benefit cost	$(6.4)	$(1.2)	$0.3	$1.2

For the year ending December 31, 2014, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the three months ended March 31, 2014 or 2013.

8.	Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At March 31, 2014, we had $12,699.2 outstanding under these notes. During the three months ended March 31, 2014, we repurchased $21.2 of outstanding principal balance of certain senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $24.2. We recognized a loss on extinguishment of debt of $3.0 for the repurchase of these notes.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at March 31, 2014.
We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of March 31, 2014 or at any time during the three months then ended.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At March 31, 2014, we had $758.6 outstanding under this program.
We have issued senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at March 31, 2014 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	531.9
Net debt carrying amount	968.1
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.3135
Effective conversion price (per $1,000 of principal amount)	$75.1113

9.	Commitments and Contingencies
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. Argument on the renewed motions was held on April 19, 2013. On August 19, 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment, instead requesting supplemental argument which occurred on November 7, 2013. On March 6, 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. Trial has been scheduled to commence on October 14, 2014. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, chiropractors, clinical psychologists, podiatrists, psychotherapists, the American Podiatric Association, California Chiropractic Association and the California Psychological Association on behalf of a putative class of all physicians and all non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and in our use of non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013. The plaintiffs seek the following classes: (1) a subscriber ERISA class as to OON claims processed using the Ingenix database as the pricing methodology; (2) a physician provider class as to OON claims processed using Ingenix; (3) a non-physician provider class as to OON claims processed using Ingenix; (4) a provider ERISA class as to OON claims processed using non-Ingenix pricing methodologies; (5) a California subscriber breach of contract/unfair competition class; and (6) a subscriber breach of implied covenant class for all WellPoint states except California. We deposed all of the plaintiffs’ class certification experts. In March 2014, we filed a response in opposition to class certification, along with a supporting expert report, and motions to exclude the plaintiffs’ class certification experts. A hearing on our motions to exclude plaintiffs’ class certification experts is set for June 2014. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the medical doctors and doctors of osteopathy and certain medical associations based on prior litigation releases, which was granted in 2011. The Florida Court ordered the plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians have not yet dismissed their claims. The Florida Court found the enjoined physicians in contempt and sanctioned them in July 2012. The barred physicians are paying the sanctions and have appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. Oral argument on that appeal occurred in October 2013. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at March 31, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers; provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at March 31, 2014.
During the first quarter of 2010, we entered into an agreement with International Business Machines Corporation to provide information technology infrastructure services. This new agreement supersedes certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at March 31, 2014 was $214.7 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at March 31, 2014 was $125.7 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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
A summary of the cash dividend activity for the three months ended March 31, 2014 and 2013 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Three Months Ended March 31, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4

Three Months Ended March 31, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
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

A summary of common stock repurchases for the period April 1, 2014 through April 15, 2014 (subsequent to March 31, 2014) and for the three months ended March 31, 2014 and 2013 is as follows:

	April 1, 2014 Through April 15, 2014	Three Months Ended March 31
		2014	2013
Shares repurchased	2.3	14.3	5.5
Average price per share	$98.03	$88.14	$62.41
Aggregate cost	$220.8	$1,262.8	$340.2
Authorization remaining at the end of each period	$2,207.4	$2,428.2	$1,496.6
Under the common stock repurchase program authorized by our Board of Directors, on February 4, 2014, we entered into an accelerated share repurchase agreement with a counterparty. The agreement provided for the repurchase of a number of our shares, equal to $600.0, as determined by the volume weighted-average price of our shares during the term of the agreement. During the three months ended March 31, 2014 we repurchased 6.6 shares under the agreement. The shares repurchased under the agreement are included in the amount disclosed above as shares repurchased during the three months ended March 31, 2014.
Stock Incentive Plans
A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	10.0	$65.38
Granted	1.7	89.44
Exercised	(2.0)	66.39
Forfeited or expired	(0.1)	62.71
Outstanding at March 31, 2014	9.6	69.46	3.9	$289.6
Exercisable at March 31, 2014	6.3	65.72	2.6	$212.6
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the three months ended March 31, 2014 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2014	4.2	$63.83
Granted	1.3	89.43
Vested	(1.5)	64.15
Forfeited	(0.3)	63.33
Nonvested at March 31, 2014	3.7	72.51
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	2.16%	1.25%
Volatility factor	35.00%	35.00%
Quarterly dividend yield	0.50%	0.60%
Weighted-average expected life (years)	3.75	4.00
The following weighted-average fair values were determined for the three months ended March 31, 2014 and 2013:

	2014	2013
Options granted during the period	$22.20	$14.51
Restricted stock awards granted during the period	89.43	61.81

11.	Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at March 31, 2014 and 2013 is as follows:

	2014	2013
Investments:
Gross unrealized gains	$1,156.5	$1,324.3
Gross unrealized losses	(161.8)	(53.1)
Net pre-tax unrealized gains	994.7	1,271.2
Deferred tax liability	(345.4)	(433.2)
Net unrealized gains on investments	649.3	838.0
Cash flow hedges:
Gross unrealized losses	(48.6)	(53.0)
Deferred tax asset	17.0	18.6
Net unrealized losses on cash flow hedges	(31.6)	(34.4)
Defined benefit pension plans:
Deferred net actuarial loss	(426.4)	(674.8)
Deferred prior service credits	8.4	3.7
Deferred tax asset	167.5	264.4
Net unrecognized periodic benefit costs for defined benefit pension plans	(250.5)	(406.7)
Postretirement benefit plans:
Deferred net actuarial loss	(154.7)	(188.3)
Deferred prior service credits	86.2	99.8
Deferred tax asset	27.4	34.8
Net unrecognized periodic benefit costs for postretirement benefit plans	(41.1)	(53.7)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	2.0	(1.1)
Deferred tax (liability) asset	(0.7)	0.4
Net unrealized gains (losses) on foreign currency translation adjustments	1.3	(0.7)
Accumulated other comprehensive income	$327.4	$342.5

Other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Investments:
Net holding gain on investment securities arising during the period, net of tax expense of ($67.5) and ($2.4), respectively	$120.2	$29.7
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($10.8) and ($2.6), respectively	20.1	4.8
Total reclassification adjustment on investments	140.3	34.5
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.3) and ($1.2), respectively	0.5	2.2
Cash flow hedges:
Holding gain, net of tax expense of ($0.4) and ($0.4), respectively	0.7	0.7
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($1.9) and ($4.4), respectively	2.9	6.8
Foreign currency translation adjustment, net of tax benefit of $0.0 and $0.5, respectively	(0.2)	(0.8)
Net gain recognized in other comprehensive income, net of tax expense of ($80.9) and ($10.5), respectively	$144.2	$43.4

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
	2014	2013
Denominator for basic earnings per share – weighted-average shares	284.9	303.2
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	7.7	2.7
Denominator for diluted earnings per share	292.6	305.9
During the three months ended March 31, 2014 and 2013, weighted-average shares related to certain stock options of 0.6 and 11.5, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three months ended March 31, 2014, we issued approximately 1.3 restricted stock units under our stock incentive plans, 0.7 of which vesting is contingent upon us meeting specified annual operating gain targets for 2014. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.
Effective January 1, 2014, our Employer Group Medicare Advantage members are being reported within Local Group and National Accounts in our Commercial and Specialty Business segment and prior period segment amounts have been reclassified to conform to the new presentation. These members were previously reported with our Medicare membership within our Government Business segment. The Employer Group Medicare Advantage members are retired members who have selected a Medicare Advantage product through our Local Group and National Accounts. Financial data by reportable segment for the three months ended March 31, 2014 and 2013 is as follows (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended March 31, 2014:
Operating revenue	$9,697.5	$7,941.3	$6.0	$17,644.8
Operating gain (loss)	886.1	239.6	(7.0)	1,118.7
Three Months Ended March 31, 2013:
Operating revenue	$9,859.4	$7,569.4	$6.3	$17,435.1
Operating gain (loss)	1,262.1	102.6	(7.4)	1,357.3
A reconciliation of reportable segment operating revenues to the amounts of total revenues included in the consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
	2014	2013
Reportable segments operating revenues	$17,644.8	$17,435.1
Net investment income	183.7	162.0
Net realized gains on investments	41.7	16.8
Other-than-temporary impairment losses recognized in income	(10.8)	(37.9)
Total revenues	$17,859.4	$17,576.0
A reconciliation of reportable segment operating gain to income from continuing operations before income taxes included in the consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
	2014	2013
Reportable segments operating gain	$1,118.7	$1,357.3
Net investment income	183.7	162.0
Net realized gains on investments	41.7	16.8
Other-than-temporary impairment losses recognized in income	(10.8)	(37.9)
Interest expense	(146.2)	(153.5)
Amortization of other intangible assets	(54.0)	(62.2)
Loss on extinguishment of debt	(3.0)	—
Income from continuing operations before income tax expense	$1,130.1	$1,282.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013 and the MD&A included in our 2013 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2014 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three month period ended March 31, 2014 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2014. Also see Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
Overview
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, merger and acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future. For additional information about our organization, see the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.
As a result of ongoing changes to the health care system and to focus on our core growth opportunities across our Commercial and Specialty Business and Government Business segments, we entered into a definitive agreement in December 2013 to sell our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business and our glasses.com related assets. The operating results for 1-800 CONTACTS are reported as discontinued operations. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale as of December 31, 2013 in the consolidated balance sheets included in this Form 10-Q. The divestitures were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013. Unless otherwise specified, all financial and membership information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, "Business Divestiture," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q and Note 3, “Business Acquisitions and Divestitures," included in our 2013 Annual Report on Form 10-K.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system which could impact the U.S. economy and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. This fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0 and we estimate our portion of the fee for 2014 to be approximately $920.0. The fee is being recognized on a straight-line basis. We recognized $230.0 as general and administrative expense related to the fee for the three months ended March 31, 2014. The final calculation and payment of the fee will occur in the third quarter of 2014. The annual HIP Fee to be allocated to all health insurers increases to $11,300.0 for 2015 and 2016, $13,900.0 for 2017 and $14,300.0 for 2018. For 2019 and beyond, the annual fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year. We will continue to evaluate the impact of Health Care Reform as key aspects go into effect and additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I,

Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 36.9 medical members through our affiliated health plans and approximately 66.8 individuals through all subsidiaries as of March 31, 2014. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets, through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Operating revenue for the three months ended March 31, 2014 was $17,644.8, an increase of $209.7, or 1.2%, from the three months ended March 31, 2013, reflecting higher premium revenue in our Government Business segment, partially offset by lower premium revenue in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from growth in our Medicaid business resulting from market expansions, premium rate increases designed to cover overall cost trends and retroactive rate activity as well as rate increases in our Federal Employee Program, or FEP, business, partially offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership losses as a result of our product repositioning strategy toward HMO product offerings. The premium revenue decrease in our Commercial and Specialty Business segment was driven primarily by fully-insured membership declines in our Local Group business resulting from, we believe, affordability challenges affecting healthcare consumers in general. The decrease was further attributable to the New York State contract conversion from our fully-insured Local Group business to a self-funded administrative services only, or ASO, contract. This decrease was partially offset by higher premiums designed to cover new fees associated with Health Care Reform, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends, as well as pricing increases for self-funded members in our Commercial and Specialty Business segment.
Net income for the three months ended March 31, 2014 was $701.0, a decrease of $184.2, or 20.8%, from the three months ended March 31, 2013. This decrease in net income was primarily driven by lower operating results in our Commercial and Specialty Business segment as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shift to Health Care Reform product offerings; and the non-tax deductible portion of new fees associated with Health Care Reform that became effective January 1, 2014. The decrease in net income was partially offset by higher operating results in our Government Business segment related to market expansions, premium rate increases and retroactive rate activity in our Medicaid business, lower utilization of health services due to severe winter weather in many of our markets and an increase in earnings from investment activities. Our fully-diluted earnings per share, or EPS, was $2.40 for the three months ended March 31, 2014, which represented a 17.0% decrease from the EPS of $2.89 for the three months ended March 31, 2013. The decrease in EPS resulted primarily from the decrease in net income partially offset by the lower number of shares outstanding in 2014 due to share buyback activity under our share repurchase program.
Operating cash flow for the three months ended March 31, 2014 was $1,387.5, or 2.0 times net income. Operating cash flow for the three months ended March 31, 2013 was $956.9. The increase in operating cash flow from 2013 of $430.6 was driven by increased premium receipts primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform, and the timing of claims processing. The increase in cash flows was partially offset by payments associated with the adjudication of fully-insured Local Group claims subsequent to the New York State contract conversion and lower net income adjusted for non-cash items in 2014.

Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain, which is a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use this measure as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or diluted EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A.
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
For additional information regarding our use of capital during the three months ended March 31, 2014, see Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Membership
Our medical membership includes seven different customer types: Local Group, Individual, National Accounts, BlueCard®, Medicare, Medicaid and FEP. BCBS-branded business generally refers to members in our service areas licensed by the BCBSA. Non-BCBS-branded business refers to Amerigroup and CareMore members as well as HealthLink and UniCare members. Effective January 1, 2014, our Employer Group Medicare Advantage members are being reported within Local Group and National Accounts in our Commercial and Specialty Business segment and prior period membership and segment amounts have been reclassified to conform to the new presentation. These members were previously reported with our Medicare membership within our Government Business segment. The Employer Group Medicare Advantage members are retired members who have selected a Medicare Advantage product through our Local Group and National Accounts. For a more detailed description of our medical membership, see the “Membership” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of March 31, 2014 and 2013. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	March 31
(In thousands)	2014	2013	Change	% Change
Medical Membership
Customer Type
Local Group	15,198	14,553	645	4.4%
Individual	1,850	1,826	24	1.3%
National:
National Accounts	7,266	6,973	293	4.2%
BlueCard®	5,209	5,019	190	3.8%
Total National	12,475	11,992	483	4.0%
Medicare	1,379	1,426	(47)	(3.3)%
Medicaid	4,499	4,472	27	0.6%
FEP	1,543	1,540	3	0.2%
Total Medical Membership by Customer Type	36,944	35,809	1,135	3.2%
Funding Arrangement
Self-Funded	22,630	20,172	2,458	12.2%
Fully-Insured	14,314	15,637	(1,323)	(8.5)%
Total Medical Membership by Funding Arrangement	36,944	35,809	1,135	3.2%
Reportable Segment
Commercial and Specialty Business	29,523	28,371	1,152	4.1%
Government Business	7,421	7,438	(17)	(0.2)%
Total Medical Membership by Reportable Segment	36,944	35,809	1,135	3.2%
Other Membership & Customers
Behavioral Health Members	26,903	24,488	2,415	9.9%
Life and Disability Members	4,758	4,808	(50)	(1.0)%
Dental Members	4,966	4,913	53	1.1%
Dental Administration Members	4,849	4,897	(48)	(1.0)%
Vision Members	5,025	4,619	406	8.8%
Medicare Advantage Part D Members	653	608	45	7.4%
Medicare Part D Standalone Members	469	485	(16)	(3.3)%
Medical Membership (in thousands)
For the rolling twelve months ended March 31, 2014, total medical membership increased 1,135, or 3.2%, primarily due to increases in our Local Group, National Accounts and BlueCard® membership.
Self-funded medical membership increased 2,458, or 12.2%, primarily due to increases in our Local Group self-funded accounts including the New York State contract conversion, the acquisition of a large ASO state contract and growth in our National Accounts.
Fully-insured membership decreased 1,323, or 8.5%, primarily due to the New York State contract conversion and membership losses in our Medicare business, described below.
Local Group membership increased 645, or 4.4%, primarily due to the acquisition of a large ASO state contract and in-group change.

Individual membership increased 24, or 1.3%, primarily due to increased sales in certain markets.
National Accounts membership increased 293, or 4.2%, primarily due to in-group change, competitive gains and organic growth.
BlueCard® membership increased 190, or 3.8%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 47, or 3.3%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicaid membership increased 27, or 0.6%, primarily due to market expansions, partially offset by the Amerigroup market exits from Ohio and New Mexico in 2013.
FEP membership increased 3, or 0.2%, primarily due to favorable open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Behavioral health membership increased 2,415, or 9.9%, primarily due to increased penetration into the Commercial and Specialty Business segment.
Life and disability membership decreased 50, or 1.0%, primarily due to higher lapses and in-group change in our Local Group business.
Dental membership increased 53, or 1.1%, primarily due to new sales and growth in our National Accounts and Individual businesses.
Dental administration membership decreased 48, or 1.0%, primarily due to lapses in our DeCare Dental, LLC subsidiary.
Vision membership increased 406, or 8.8%, primarily due to strong sales and in-group change in our Local Group and National Accounts businesses.
Medicare Advantage Part D membership increased 45, or 7.4%, primarily due to the addition of a new state contract, partially offset by decreases in various markets due to our product repositioning strategy toward HMO product offerings.
Medicare Part D standalone membership decreased 16, or 3.3%, primarily due to competitive pressure in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended March 31, 2014 for our Local Group fully-insured business only.
Our cost of care trends are calculated by comparing the year-over-year change in average per member per month claim costs, excluding member co-payments and deductibles. While our cost of care trend varies by geographic location, based on underlying medical cost trends, we believe that our 2014 cost of care trend estimate will be in the range of 6.5% plus or minus 50 basis points.
Provider rate increases are expected to be a primary driver of medical cost trends in 2014, consistent with 2013, and we continually negotiate with hospitals and physicians to manage these costs trends. We remain committed to optimizing our reimbursement rates and strategies to help address the cost pressures faced by employers and consumers. We also expect unit cost increases to be a driver of pharmacy cost. In recent years many large volume brand drugs have launched generic alternatives, which have helped to mitigate pharmacy cost trend, but in 2014 we expect a return to more normal historical average trends.
Medical utilization has been lower than in previous periods, and has not been a primary driver of increased medical cost. Pharmacy utilization had a more significant impact on cost trend than medical utilization, and is partially responsible for higher pharmacy cost.

In response to cost trends, we continue to pursue contracting and plan design changes, promote and implement performance-based contracts that reward clinical outcomes and quality, and expand our radiology management, disease management and advanced care management programs. We are taking a leadership role in the area of payment reform as evidenced by the introduction of our Enhanced Personal Health Care program. By establishing the primary care doctor as central to the coordination of a patient’s health care needs, the initiative builds on the success of current patient-centered medical home programs in helping to improve patient care while lowering costs. Additionally, our value-based contracting initiative continues to underscore our commitment to partnering with providers to improve quality and lower cost.
A number of clinical management initiatives are in place to help mitigate inpatient trend. Focused review efforts continue in key areas, including targeting outlier facilities for length of stay and readmission, and spinal surgery cases, among others. Additionally, we continue to refine our programs related to readmission management, focused behavioral health readmission reduction and post-discharge follow-up care.
Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room, lab, radiology, sleep studies, surgery, and infusion settings. As an example we have launched a Sleep Management Program through our American Imaging Management subsidiary in west, central and north-east states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate trend.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31

	2014	2013	$ Change	% Change
Total operating revenue	$17,644.8	$17,435.1	$209.7	1.2%
Net investment income	183.7	162.0	21.7	13.4%
Net realized gains on investments	41.7	16.8	24.9	148.2%
Other-than-temporary impairment losses on investments	(10.8)	(37.9)	27.1	71.5%
Total revenues	17,859.4	17,576.0	283.4	1.6%
Benefit expense	13,664.6	13,748.7	(84.1)	(0.6)%
Selling, general and administrative expense	2,861.5	2,329.1	532.4	22.9%
Other expense[1]	203.2	215.7	(12.5)	(5.8)%
Total expenses	16,729.3	16,293.5	435.8	2.7%
Income from continuing operations before income tax expense	1,130.1	1,282.5	(152.4)	(11.9)%
Income tax expense	438.7	410.2	28.5	6.9%
Income from continuing operations	691.4	872.3	(180.9)	(20.7)%
Income from discontinued operations, net of tax[2]	9.6	12.9	(3.3)	(25.6)%
Net income	$701.0	$885.2	$(184.2)	(20.8)%
Average diluted shares outstanding	292.6	305.9	(13.3)	(4.3)%
Diluted net income per share:
Diluted - continuing operations	$2.37	$2.85	$(0.48)	(16.8)%
Diluted - discontinued operations[2]	0.03	0.04	(0.01)	(25.0)%
Diluted net income per share	$2.40	$2.89	(0.49)	(17.0)%
Benefit expense ratio[3]	82.7%	83.7%		(100)bp4
Selling, general and administrative expense ratio[5]	16.2%	13.4%		280bp4
Income from continuing operations before income taxes as a percentage of total revenue	6.3%	7.3%		(100)bp4
Net income as a percentage of total revenue	3.9%	5.0%		(110)bp4

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended March 31, 2014 and 2013 were $16,517.0 and $16,435.6, respectively. Premiums are included in total operating revenue presented above.

4	bp = basis point; one hundred basis points = 1%.

5	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Total operating revenue increased $209.7, or 1.2%, to $17,644.8 in 2014, primarily due to rate increases in our Local Group, Medicaid, Individual and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform, market expansions and retroactive rate activity in our Medicaid business, as well as increased administrative fees resulting from pricing increases for self-funded members in our Commercial and Specialty Business segment and the acquisition of a large state ASO contract. These increases were partially offset by fully-insured membership declines in our

Local Group business resulting from, we believe, affordability challenges affecting healthcare consumers in general. The increase was further offset by lower revenues as a result of the New York State contract conversion and lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines as a result of our product repositioning strategy toward HMO product offerings.
Net investment income increased $21.7, or 13.4%, to $183.7 in 2014, primarily due to higher investment yields.
Net realized gains on investments increased $24.9, or 148.2%, to $41.7 in 2014, primarily due to a decrease in net realized losses on sales and settlements of derivative financial instruments, partially offset by lower net realized gains resulting from sales of fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $27.1, or 71.5%, to $10.8, primarily due to the impairment of certain joint venture investments during the three months ended March 31, 2013 that did not recur during the three months ended March 31, 2014, partially offset by an increase in impairment losses on fixed maturity securities.
Benefit expense decreased $84.1, or 0.6%, to $13,664.6 in 2014, primarily due to the fully-insured membership declines in our Local Group and Medicare Advantage businesses as described above, partially offset by increased benefit costs in our Local Group, Individual, Medicaid and FEP businesses.
Our benefit expense ratio decreased 100 basis points to 82.7% in 2014, primarily due to premium increases in our Local Group, Medicaid, Individual and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform, as well as lower utilization of health services due to severe winter weather in many of our markets. These improvements were partially offset by changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings.
Selling, general and administrative expense increased $532.4, or 22.9%, to $2,861.5 in 2014. Our selling, general and administrative expense ratio increased 280 basis points to 16.2% in 2014. The increases in the expense and ratio were both primarily due to new fees related to Health Care Reform effective January 1, 2014, increased labor costs to support our growth in membership and continued costs incurred associated with Health Care Reform market changes.
Other expense decreased $12.5, or 5.8%, to $203.2, primarily due to reduced amortization of certain other intangible assets acquired in prior years and lower interest expense on outstanding debt balances at lower borrowing rates.
Income tax expense increased $28.5, or 6.9%, to $438.7 in 2014. The effective tax rates in 2014 and 2013 were 38.8% and 32.0%, respectively. The increase in income tax expense and the effective tax rate in 2014 was primarily due to the non-tax deductible HIP Fee effective January 1, 2014 resulting in additional expense of $80.5, partially offset by lower income before income taxes, favorable discrete tax adjustments related to state income tax audits including refund claims filed, and adjustments to state deferred tax liabilities resulting from a decrease in the Indiana statutory income tax rate. The lower effective rate in the three months ended March 31, 2013 resulted primarily from the inclusion of Amerigroup in our state apportionment calculations, which produced a lower effective state tax rate.
Our net income as a percentage of total revenue decreased 110 basis points to 3.9% in 2014 as compared to 2013 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business; Government Business; and Other. Operating gain is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. Effective January 1, 2014, our Employer Group Medicare Advantage members are being reported within Local Group and National Accounts in our Commercial and Specialty Business segment and prior period segment amounts have been reclassified to conform to the new presentation. These members were previously reported with our Medicare membership within our Government Business segment. The Employer Group Medicare Advantage members are retired members who have selected a Medicare Advantage product through our Local Group and National Accounts.

For additional information, including a reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussion of segment results for the three months ended March 31, 2014 and 2013 presented below is based on operating gain, as described above, and operating margin, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies.
Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31

	2014	2013	$ Change	% Change
Commercial and Specialty Business
Operating revenue	$9,697.5	$9,859.4	$(161.9)	(1.6)%
Operating gain	$886.1	$1,262.1	$(376.0)	(29.8)%
Operating margin	9.1%	12.8%		(370)bp
Government Business
Operating revenue	$7,941.3	$7,569.4	$371.9	4.9%
Operating gain	$239.6	$102.6	$137.0	133.5%
Operating margin	3.0%	1.4%		160bp
Other[1]
Operating revenue	$6.0	$6.3	$(0.3)	(4.8)%
Operating loss	$(7.0)	$(7.4)	$0.4	(5.4)%

1	Segment results are not material.
Commercial and Specialty Business
Operating revenue decreased $161.9, or 1.6%, to $9,697.5 in 2014, primarily due to fully-insured membership declines in our Local Group business resulting from, we believe, affordability challenges affecting healthcare consumers in general. The decrease was further attributable to the New York State contract conversion, partially offset by higher premiums designed to cover new fees associated with Health Care Reform, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends as well as pricing increases for self-funded members in our Commercial and Specialty Business segment.
Operating gain decreased $376.0, or 29.8%, to $886.1 in 2014, primarily as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shift to Health Care Reform product offerings. These decreases were partially offset by lower utilization of health services due to severe winter weather in many of our markets.
The operating margin in 2014 was 9.1%, a 370 basis point decrease over 2013, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $371.9, or 4.9%, to $7,941.3 in 2014, primarily due to growth in our Medicaid business resulting from market expansions, premium rate increases designed to cover overall cost trends and retroactive rate activity as well as rate increases in our FEP business, partially offset by membership declines in our non-CareMore Medicare Advantage and Medicare Part D businesses related to our product repositioning strategy toward HMO product offerings.
Operating gain increased $137.0, or 133.5%, to $239.6 in 2014, primarily due to growth in our Medicaid business resulting from market expansions, premium rate increases designed to cover overall cost trends, retroactive rate activity and improved medical cost performance, partially offset by new fees associated with Health Care Reform that became effective January 1, 2014.

The operating margin in 2014 was 3.0%, a 160 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2013 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2014, our critical accounting policies and estimates have not changed from those described in our 2013 Annual Report on Form 10-K.
New Accounting Pronouncements
There were no new accounting pronouncements issued during the three months ended March 31, 2014 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.
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
For a more detailed overview of our liquidity and capital resources management, see the “Introduction” section included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.
Liquidity
The table below indicates the change in cash and cash equivalents for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Cash flows provided by (used in):
Operating activities	$1,387.5	$956.9
Investing activities	(744.3)	(1,195.6)
Financing activities	(258.6)	(579.1)
Effect of foreign exchange rates on cash and cash equivalents	(0.3)	(1.5)
Increase (decrease) in cash and cash equivalents	$384.3	$(819.3)
During the three months ended March 31, 2014, net cash flow provided by operating activities was $1,387.5, compared to $956.9 for the three months ended March 31, 2013, an increase of $430.6. This increase was driven by increased premium receipts primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform, and the timing of claims processing. The increase in cash flows was partially offset by payments associated with the adjudication of fully-insured Local Group claims subsequent to the New York State contract conversion and lower net income adjusted for non-cash items in 2014.

Net cash flow used in investing activities was $744.3 during the three months ended March 31, 2014, compared to $1,195.6 for the three months ended March 31, 2013. The decrease in cash flow used in investing activities of $451.3 between the two periods primarily resulted from cash provided by the sale of our 1-800 CONTACTS business and glasses.com related assets on January 31, 2014 and a decrease in net purchases of investments, partially offset by changes in securities lending collateral.
Net cash flow used in financing activities was $258.6 during the three months ended March 31, 2014, compared to $579.1 for the three months ended March 31, 2013. The decrease in net cash flow used in financing activities of $320.5 primarily resulted from a decrease in repayments of long-term borrowings, changes in securities lending payable, an increase in net proceeds from commercial paper borrowings, an increase in proceeds from the issuance of common stock under our employee stock plans and an increase in net proceeds from short-term borrowings, partially offset by an increase in common stock repurchases.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,091.8 at March 31, 2014. Since December 31, 2013, total cash, cash equivalents and investments, including long-term investments, increased by $1,695.9 primarily due to cash generated from operations, proceeds from the sale of our 1-800-CONTACTS business, net proceeds from commercial paper borrowings, changes in securities lending payable, net proceeds from short-term borrowings and proceeds from employee stock option exercises, partially offset by common stock repurchases, changes in securities lending collateral, purchases of property and equipment and cash dividends paid to shareholders.
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
At March 31, 2014, we held $2,028.8 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 38.2% and 36.9% as of March 31, 2014 and December 31, 2013, respectively.
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
For additional information regarding our sources and uses of capital at March 31, 2014, see Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

For additional information regarding our future sources and uses of liquidity, see “Future Sources and Uses of Liquidity” included in the “Liquidity and Capital Resources” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.
Contractual Obligations and Commitments
We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement or from public or private financing sources will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions.
For additional information regarding our estimated contractual obligations and commitments, see the “Other Contingencies” and “Contractual Obligations and Commitments” sections of Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. There have been no material changes to our Contractual Obligations and Commitments disclosure in our 2013 Annual Report on Form 10-K other than payments on and proceeds from long-term debt borrowings. See Note 8, “Debt” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Risk-Based Capital
Our regulated subsidiaries’ states of domicile have statutory risk-based capital, or RBC, requirements for health and other insurance companies and health maintenance organizations largely based on the National Association of Insurance Commissioners, or NAIC, RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under the RBC Model Act, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our regulated subsidiaries’ respective RBC levels as of December 31, 2013, which was the most recent date for which reporting was required, were in excess of all mandatory RBC thresholds. In addition to exceeding the RBC requirements, we are in compliance with the liquidity and capital requirements for a licensee of the BCBSA and with the tangible net equity requirements applicable to certain of our California subsidiaries.
For additional information, see Note 22, “Statutory Information," in our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.

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
For a detailed discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of March 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2014, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2,3]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
January 1, 2014 to January 31, 2014	4,735,465	$84.83	4,712,500	$3,291.4
February 1, 2014 to February 28, 2014	8,245,896	89.60	8,242,312	2,552.9
March 1, 2014 to March 31, 2014	1,894,644	90.40	1,373,514	2,428.2
	14,876,005		14,328,326

1
Total number of shares purchased includes 547,679 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended March 31, 2014, we repurchased 14,328,326 shares at a cost of $1,262.8 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $3,500.0 on

September 25, 2013. Between April 1, 2014 and April 15, 2014, we repurchased 2,251,816 shares at a cost of $220.8, bringing our current availability to $2,207.4 at April 15, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

3
Under the common stock repurchase program authorized by our Board of Directors, on February 4, 2014, we entered into an accelerated share repurchase agreement with a counterparty. The agreement provided for the repurchase of a number of our shares, equal to $600.0, as determined by the volume weighted-average price of our shares during the term of the agreement. During the three months ended March 31, 2014, we repurchased 6,560,706 shares under the agreement.

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

WELLPOINT, INC. Registrant

Date: April 30, 2014	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2014	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2	By-Laws of the Company, as amended effective October 22, 2013, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.2*	(p) Form of Incentive Compensation Plan Nonqualified Stock Option Award Agreement for 2014.

(q) Form of Incentive Compensation Plan Restricted Stock Unit Award Agreement for 2014.

(r) Form of Incentive Compensation Plan Performance Share Award Agreement for 2014.

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

101
The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements.