Form 10-Q
period 2014-06-30
WELLPOINT, INC
filed 2014-07-30
CIK 1156039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 15, 2014
Common Stock, $0.01 par value	274,246,594 shares

WellPoint, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WellPoint, Inc.
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(In millions, except share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,784.6	$1,582.1
Investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $17,735.2 and $16,826.7)	18,329.4	17,038.2
Equity securities (cost of $1,268.5 and $1,168.5)	1,887.5	1,735.5
Other invested assets, current	23.0	16.3
Accrued investment income	168.6	168.8
Premium and self-funded receivables	4,547.2	3,968.7
Other receivables	1,333.5	1,063.3
Income taxes receivable	79.4	235.7
Securities lending collateral	1,947.0	969.8
Deferred tax assets, net	162.2	383.0
Other current assets	2,165.8	1,677.5
Assets held for sale	—	906.9
Total current assets	32,428.2	29,745.8
Long-term investments available-for-sale, at fair value:
Fixed maturity securities (amortized cost of $504.8 and $455.9)	506.7	449.9
Equity securities (cost of $26.9 and $27.4)	31.6	31.3
Other invested assets, long-term	1,678.1	1,542.6
Property and equipment, net	1,829.2	1,801.5
Goodwill	17,082.9	16,917.2
Other intangible assets	8,071.0	8,441.0
Other noncurrent assets	675.9	645.2
Total assets	$62,303.6	$59,574.5

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Policy liabilities:
Medical claims payable	$6,945.1	$6,127.2
Reserves for future policy benefits	61.3	63.1
Other policyholder liabilities	2,190.3	2,073.2
Total policy liabilities	9,196.7	8,263.5
Unearned income	953.5	822.7
Accounts payable and accrued expenses	4,263.8	3,426.3
Security trades pending payable	154.3	95.2
Securities lending payable	1,946.7	969.7
Short-term borrowings	250.0	400.0
Current portion of long-term debt	509.4	518.0
Other current liabilities	1,901.9	1,674.7
Liabilities held for sale	—	181.4
Total current liabilities	19,176.3	16,351.5
Long-term debt, less current portion	14,037.8	13,573.6
Reserves for future policy benefits, noncurrent	643.0	723.0
Deferred tax liabilities, net	3,216.9	3,325.2
Other noncurrent liabilities	852.7	836.0
Total liabilities	37,926.7	34,809.3

Commitment and contingencies – Note 9
Shareholders’ equity
Preferred stock, without par value, shares authorized – 100,000,000; shares issued and outstanding – none	—	—
Common stock, par value $0.01, shares authorized – 900,000,000; shares issued and outstanding – 274,470,910 and 293,273,830	2.7	2.9
Additional paid-in capital	10,154.8	10,765.2
Retained earnings	13,744.4	13,813.9
Accumulated other comprehensive income	475.0	183.2
Total shareholders’ equity	24,376.9	24,765.2
Total liabilities and shareholders’ equity	$62,303.6	$59,574.5
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2014	2013	2014	2013
Revenues
Premiums	$17,068.9	$16,493.0	$33,585.9	$32,928.6
Administrative fees	1,151.6	988.5	2,269.9	1,978.6
Other revenue	9.5	10.4	19.0	19.8
Total operating revenue	18,230.0	17,491.9	35,874.8	34,927.0
Net investment income	188.5	153.2	372.2	315.2
Net realized gains on investments	65.8	54.2	107.5	71.0
Other-than-temporary impairment losses on investments:
Total other-than-temporary impairment losses on investments	(11.7)	(9.0)	(22.5)	(46.9)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	0.8	—	0.8	—
Other-than-temporary impairment losses recognized in income	(10.9)	(9.0)	(21.7)	(46.9)
Total revenues	18,473.4	17,690.3	36,332.8	35,266.3
Expenses
Benefit expense	14,121.3	13,832.6	27,785.9	27,581.3
Selling, general and administrative expense:
Selling expense	388.7	376.7	759.5	762.6
General and administrative expense	2,497.1	2,058.9	4,987.8	4,002.1
Total selling, general and administrative expense	2,885.8	2,435.6	5,747.3	4,764.7
Interest expense	145.6	151.9	291.8	305.4
Amortization of other intangible assets	54.0	62.1	108.0	124.3
Loss on extinguishment of debt	3.0	—	6.0	—
Total expenses	17,209.7	16,482.2	33,939.0	32,775.7
Income from continuing operations before income tax expense	1,263.7	1,208.1	2,393.8	2,490.6
Income tax expense	532.6	408.8	971.3	819.0
Income from continuing operations	731.1	799.3	1,422.5	1,671.6
Income from discontinued operations, net of tax	—	0.8	9.6	13.7
Net income	$731.1	$800.1	$1,432.1	$1,685.3
Basic net income per share:
Basic - continuing operations	$2.64	$2.67	$5.07	$5.55
Basic - discontinued operations	—	—	0.03	0.04
Basic net income per share	$2.64	$2.67	$5.10	$5.59
Diluted net income per share:
Diluted - continuing operations	$2.56	$2.64	$4.92	$5.49
Diluted - discontinued operations	—	—	0.03	0.04
Diluted net income per share	$2.56	$2.64	$4.95	$5.53
Dividends per share	$0.4375	$0.3750	$0.8750	$0.7500

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2014	2013	2014	2013
Net income	$731.1	$800.1	$1,432.1	$1,685.3
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/losses on investments	144.6	(377.8)	284.9	(343.3)
Change in non-credit component of other-than-temporary impairment losses on investments	(0.5)	—	—	2.2
Change in net unrealized gains/losses on cash flow hedges	0.8	0.8	1.5	1.5
Change in net periodic pension and postretirement costs	3.0	7.0	5.9	13.8
Foreign currency translation adjustments	(0.3)	0.3	(0.5)	(0.5)
Other comprehensive income (loss)	147.6	(369.7)	291.8	(326.3)
Total comprehensive income	$878.7	$430.4	$1,723.9	$1,359.0

See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
(In millions)	2014	2013
Operating activities
Net income	$1,432.1	$1,685.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(107.5)	(71.0)
Other-than-temporary impairment losses recognized in income	21.7	46.9
Loss on extinguishment of debt	6.0	—
Gain on disposal from discontinued operations	(3.2)	—
Loss on disposal of assets	0.7	2.4
Deferred income taxes	48.7	14.4
Amortization, net of accretion	376.0	389.6
Depreciation expense	53.4	50.4
Impairment of property and equipment	2.2	—
Share-based compensation	88.9	63.1
Excess tax benefits from share-based compensation	(29.3)	(13.8)
Changes in operating assets and liabilities:
Receivables, net	(839.0)	(619.7)
Other invested assets	(23.6)	(9.0)
Other assets	(102.9)	27.7
Policy liabilities	853.2	(138.7)
Unearned income	130.5	(73.2)
Accounts payable and accrued expenses	213.0	(63.8)
Other liabilities	211.5	(15.4)
Income taxes	179.8	134.4
Other, net	(53.7)	(27.5)
Net cash provided by operating activities	2,458.5	1,382.1
Investing activities
Purchases of fixed maturity securities	(5,493.1)	(6,821.7)
Proceeds from fixed maturity securities:
Sales	4,024.8	4,462.8
Maturities, calls and redemptions	645.6	802.5
Purchases of equity securities	(359.3)	(70.0)
Proceeds from sales of equity securities	255.2	144.7
Purchases of other invested assets	(81.9)	(164.4)
Proceeds from sales of other invested assets	35.8	22.6
Settlement of non-hedging derivatives	(46.2)	(80.6)
Changes in securities lending collateral	(976.9)	(106.0)
Proceeds from sale of subsidiary, net of cash sold	740.0	—
Purchases of property and equipment	(271.2)	(249.5)
Other, net	(0.1)	(3.8)
Net cash used in investing activities	(1,527.3)	(2,063.4)
Financing activities
Net proceeds from commercial paper borrowings	487.9	351.0
Repayments of long-term borrowings	(45.1)	(556.9)
Proceeds from short-term borrowings	1,650.0	100.0
Repayments of short-term borrowings	(1,800.0)	—
Changes in securities lending payable	977.0	105.9
Changes in bank overdrafts	106.8	219.3
Repurchase and retirement of common stock	(2,077.2)	(615.5)
Cash dividends	(243.9)	(226.1)
Proceeds from issuance of common stock under employee stock plans	182.5	153.3
Excess tax benefits from share-based compensation	29.3	13.8
Net cash used in financing activities	(732.7)	(455.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.8)
Change in cash and cash equivalents	197.7	(1,137.3)
Cash and cash equivalents at beginning of period	1,586.9	2,484.6
Cash and cash equivalents at end of period	1,784.6	1,347.3
Less cash and cash equivalents of discontinued operations at end of period	—	(4.7)
Cash and cash equivalents of continuing operations at end of period	$1,784.6	$1,342.6
See accompanying notes.

WellPoint, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)	Number of Shares	Par Value
January 1, 2014	293.3	$2.9	$10,765.2	$13,813.9	$183.2	$24,765.2
Net income	—	—	—	1,432.1	—	1,432.1
Other comprehensive income	—	—	—	—	291.8	291.8
Settlement of equity options	—	—	(19.4)	—	—	(19.4)
Repurchase and retirement of common stock	(22.6)	(0.2)	(822.1)	(1,254.9)	—	(2,077.2)
Dividends and dividend equivalents	—	—	—	(246.7)	—	(246.7)
Issuance of common stock under employee stock plans, net of related tax benefits	3.8	—	231.1	—	—	231.1
June 30, 2014	274.5	$2.7	$10,154.8	$13,744.4	$475.0	$24,376.9

January 1, 2013	304.7	$3.0	$10,853.5	$12,647.1	$299.1	$23,802.7
Net income	—	—	—	1,685.3	—	1,685.3
Other comprehensive loss	—	—	—	—	(326.3)	(326.3)
Repurchase and retirement of common stock	(9.1)	—	(332.4)	(286.4)	—	(618.8)
Convertible debenture tax adjustment	—	—	(4.0)	—	—	(4.0)
Dividends and dividend equivalents	—	—	—	(228.1)	—	(228.1)
Issuance of common stock under employee stock plans, net of related tax benefits	3.7	—	221.7	—	—	221.7
June 30, 2013	299.3	$3.0	$10,738.8	$13,817.9	$(27.2)	$24,532.5

See accompanying notes.

WellPoint, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2014
(In Millions, Except Per Share Data or As Otherwise Stated Herein)

1.	Organization
References to the terms “we”, “our”, “us”, “WellPoint” or the “Company” used throughout these Notes to Consolidated Financial Statements refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 37.3 medical members through our affiliated health plans and approximately 68.6 individuals through our subsidiaries as of June 30, 2014. We offer a broad spectrum of network-based managed care plans to large and small employer, individual, Medicaid and Medicare markets. Our managed care plans include: preferred provider organizations, or PPOs; health maintenance organizations, or HMOs; point-of-service, or POS, plans; traditional indemnity plans and other hybrid plans, including consumer-driven health plans, or CDHPs; and hospital only and limited benefit products. In addition, we provide a broad array of managed care services to self-funded customers, including claims processing, underwriting, stop loss insurance, actuarial services, provider network access, medical cost management, disease management, wellness programs and other administrative services. We provide an array of specialty and other insurance products and services such as behavioral health benefit services, dental, vision, life and disability insurance benefits, radiology benefit management, analytics-driven personal health care guidance and long-term care insurance. We also provide services to the Federal Government in connection with the Federal Employee Program, or FEP, and various Medicare programs. We also sold contact lenses, eyeglasses and other ocular products through our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business, which was divested on January 31, 2014.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report on Form 10-K, unless the information contained in those disclosures materially changed or is required by GAAP. Unless otherwise specified, all financial information presented in the accompanying consolidated financial statements and in the notes to consolidated financial statements relates only to our continuing operations, other than cash flows presented on the consolidated statements of cash flows. In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair statement of the consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 have been recorded. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.
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
Adoption of New Accounting Pronouncement: Effective January 1, 2014, we adopted the provisions of Accounting Standards Update No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. Health Care Reform imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0, and we estimate our portion of the HIP Fee for 2014 to be approximately $920.0. ASU 2011-06 addresses how the HIP Fee should be recognized and classified in the financial statements of health insurers. In accordance with ASU 2011-06, we recorded our estimated liability for the HIP Fee in full at the beginning of the year with a corresponding deferred asset that is being amortized to expense on a straight-line basis. Our estimated liability for the HIP Fee is recorded within accounts payable and accrued expenses on the consolidated balance sheets. The corresponding deferred asset is recorded within other current assets on the consolidated balance sheets. We recognized $230.0 and $460.0 as general and administrative expense related to the HIP Fee for the three and six months ended June 30, 2014, respectively. The final calculation and payment of the HIP Fee will occur in the third quarter of 2014.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain other immaterial reclassifications have been made in the current period.

3.	Business Divestiture
In December 2013, we entered into a definitive agreement to sell our 1-800 CONTACTS business to the private equity firm Thomas H. Lee Partners, L.P. Additionally, we entered into an asset purchase agreement with Luxottica Group to sell our glasses.com related assets (collectively, 1-800 CONTACTS). The operating results for 1-800 CONTACTS are reported as discontinued operations in the accompanying consolidated statements of income. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2013. The sales were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013.

4.	Investments
We evaluate our investment securities for other-than-temporary declines based on qualitative and quantitative factors. Other-than-temporary impairment losses recognized in income totaled $10.9 and $9.0 for the three months ended June 30, 2014 and 2013, respectively. Other-than-temporary impairment losses recognized in income totaled $21.7 and $46.9 for the six months ended June 30, 2014 and 2013, respectively. There were no individually significant other-than-temporary impairment losses on investments by issuer during the three and six months ended June 30, 2014 and 2013. We continue to review our investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairment losses on investments may be recorded in future periods.

A summary of current and long-term investments, available-for-sale, at June 30, 2014 and December 31, 2013 is as follows:

						Non-Credit Component of Other-Than- Temporary Impairments Recognized in AOCI
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
			Less than 12 Months	12 Months or Greater
June 30, 2014:
Fixed maturity securities:
United States Government securities	$509.3	$5.2	$—	$(0.3)	$514.2	$—
Government sponsored securities	148.1	0.9	—	(0.7)	148.3	—
States, municipalities and political subdivisions, tax-exempt	5,704.5	280.9	(1.1)	(13.0)	5,971.3	—
Corporate securities	8,497.8	280.7	(6.2)	(20.4)	8,751.9	(0.8)
Options embedded in convertible debt securities	103.5	—	—	—	103.5	—
Residential mortgage-backed securities	2,178.2	69.8	(1.2)	(15.2)	2,231.6	—
Commercial mortgage-backed securities	509.9	10.8	(0.1)	(0.6)	520.0	—
Other debt securities	588.7	8.3	(0.2)	(1.5)	595.3	—
Total fixed maturity securities	18,240.0	656.6	(8.8)	(51.7)	18,836.1	$(0.8)
Equity securities	1,295.4	628.2	(4.5)	—	1,919.1
Total investments, available-for-sale	$19,535.4	$1,284.8	$(13.3)	$(51.7)	$20,755.2
December 31, 2013:
Fixed maturity securities:
United States Government securities	$300.8	$2.5	$(3.4)	$—	$299.9	$—
Government sponsored securities	174.4	0.4	(1.3)	—	173.5	—
States, municipalities and political subdivisions, tax-exempt	5,899.5	202.9	(90.1)	(9.6)	6,002.7	(0.6)
Corporate securities	7,614.1	205.2	(95.2)	(15.5)	7,708.6	(0.1)
Options embedded in convertible debt securities	89.2	—	—	—	89.2	—
Residential mortgage-backed securities	2,269.4	48.0	(41.4)	(7.1)	2,268.9	—
Commercial mortgage-backed securities	479.0	10.5	(2.6)	(0.3)	486.6	—
Other debt securities	456.2	5.8	(2.5)	(0.8)	458.7	(0.1)
Total fixed maturity securities	17,282.6	475.3	(236.5)	(33.3)	17,488.1	$(0.8)
Equity securities	1,195.9	578.9	(8.0)	—	1,766.8
Total investments, available-for-sale	$18,478.5	$1,054.2	$(244.5)	$(33.3)	$19,254.9
At June 30, 2014, we owned $2,751.6 of mortgage-backed securities and $536.7 of asset-backed securities out of a total available-for-sale investment portfolio of $20,755.2. These securities included sub-prime and Alt-A securities with fair values of $28.4 and $94.2, respectively. These sub-prime and Alt-A securities had accumulated net unrealized gains of $1.3 and $6.6, respectively. The average credit rating of the sub-prime and Alt-A securities was “B” and “CC”, respectively.

The following tables summarize for fixed maturity securities and equity securities in an unrealized loss position at June 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Less than 12 Months			12 Months or Greater
(Securities are whole amounts)	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss
June 30, 2014:
Fixed maturity securities:
United States Government securities	4	$41.7	$—	4	$10.1	$(0.3)
Government sponsored securities	5	8.4	—	16	32.6	(0.7)
States, municipalities and political subdivisions, tax-exempt	107	287.2	(1.1)	237	645.0	(13.0)
Corporate securities	669	754.8	(6.2)	366	677.7	(20.4)
Residential mortgage-backed securities	37	92.5	(1.2)	270	517.9	(15.2)
Commercial mortgage-backed securities	12	30.6	(0.1)	17	56.0	(0.6)
Other debt securities	27	73.2	(0.2)	31	69.1	(1.5)
Total fixed maturity securities	861	1,288.4	(8.8)	941	2,008.4	(51.7)
Equity securities	277	68.4	(4.5)	—	—	—
Total fixed maturity and equity securities	1,138	$1,356.8	$(13.3)	941	$2,008.4	$(51.7)
December 31, 2013:
Fixed maturity securities:
United States Government securities	27	$179.2	$(3.4)	—	$—	$—
Government sponsored securities	22	73.4	(1.3)	—	—	—
States, municipalities and political subdivisions, tax-exempt	806	2,070.9	(90.1)	42	82.4	(9.6)
Corporate securities	1,448	2,586.6	(95.2)	107	81.3	(15.5)
Residential mortgage-backed securities	605	1,243.0	(41.4)	80	116.2	(7.1)
Commercial mortgage-backed securities	52	177.7	(2.6)	4	5.6	(0.3)
Other debt securities	65	185.3	(2.5)	17	16.2	(0.8)
Total fixed maturity securities	3,025	6,516.1	(236.5)	250	301.7	(33.3)
Equity securities	426	120.8	(8.0)	—	—	—
Total fixed maturity and equity securities	3,451	$6,636.9	$(244.5)	250	$301.7	$(33.3)
The amortized cost and fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$612.0	$619.1
Due after one year through five years	5,033.7	5,193.8
Due after five years through ten years	5,362.6	5,584.9
Due after ten years	4,543.6	4,686.7
Mortgage-backed securities	2,688.1	2,751.6
Total available-for-sale fixed maturity securities	$18,240.0	$18,836.1

Proceeds from fixed maturity securities, equity securities and other invested assets and the related gross realized gains and gross realized losses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Proceeds	$2,560.0	$2,315.0	$4,961.4	$5,432.6
Gross realized gains	106.2	71.9	189.1	178.9
Gross realized losses	(40.4)	(17.7)	(81.6)	(107.9)
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

A summary of fair value measurements by level for assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 is as follows:

	Level I	Level II	Level III	Total
June 30, 2014:
Assets:
Cash equivalents	$679.6	$—	$—	$679.6
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	514.2	—	—	514.2
Government sponsored securities	—	148.3	—	148.3
States, municipalities and political subdivisions, tax-exempt	—	5,971.3	—	5,971.3
Corporate securities	12.1	8,589.4	150.4	8,751.9
Options embedded in convertible debt securities	—	103.5	—	103.5
Residential mortgage-backed securities	—	2,231.6	—	2,231.6
Commercial mortgage-backed securities	—	516.4	3.6	520.0
Other debt securities	58.6	518.9	17.8	595.3
Total fixed maturity securities	584.9	18,079.4	171.8	18,836.1
Equity securities	1,683.7	192.3	43.1	1,919.1
Other invested assets, current	23.0	—	—	23.0
Securities lending collateral	1,253.1	693.9	—	1,947.0
Derivatives excluding embedded options (reported with other assets)	—	20.0	—	20.0
Long-term receivable (reported with other assets)	—	—	32.2	32.2
Total assets	$4,224.3	$18,985.6	$247.1	$23,457.0
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(9.5)	$—	$(9.5)
Total liabilities	$—	$(9.5)	$—	$(9.5)
December 31, 2013:
Assets:
Cash equivalents	$632.3	$—	$—	$632.3
Investments available-for-sale:
Fixed maturity securities:
United States Government securities	299.9	—	—	299.9
Government sponsored securities	—	173.5	—	173.5
States, municipalities and political subdivisions, tax-exempt	—	6,002.7	—	6,002.7
Corporate securities	—	7,593.4	115.2	7,708.6
Options embedded in convertible debt securities	—	89.2	—	89.2
Residential mortgage-backed securities	—	2,268.9	—	2,268.9
Commercial mortgage-backed securities	—	480.1	6.5	486.6
Other debt securities	35.6	408.3	14.8	458.7
Total fixed maturity securities	335.5	17,016.1	136.5	17,488.1
Equity securities	1,475.7	249.7	41.4	1,766.8
Other invested assets, current	16.3	—	—	16.3
Securities lending collateral	408.5	561.3	—	969.8
Derivatives excluding embedded options (reported with other assets)	—	58.4	—	58.4
Total assets	$2,868.3	$17,885.5	$177.9	$20,931.7
Liabilities:
Derivatives excluding embedded options (reported with other liabilities)	$—	$(20.7)	$—	$(20.7)
Total liabilities	$—	$(20.7)	$—	$(20.7)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the three months ended June 30, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Three Months Ended June 30, 2014:
Beginning balance at April 1, 2014	$114.0	$—	$3.1	$14.8	$43.2	$21.6	$196.7
Total gains (losses):
Recognized in net income	(3.0)	—	—	—	(0.4)	10.6	7.2
Recognized in accumulated other comprehensive income	9.6	—	—	0.1	7.1	—	16.8
Purchases	11.6	—	3.6	3.0	1.7	—	19.9
Sales	(4.5)	—	—	—	(8.5)	—	(13.0)
Settlements	(1.5)	—	—	(0.1)	—	—	(1.6)
Transfers into Level III	24.2	—	—	—	—	—	24.2
Transfers out of Level III	—	—	(3.1)	—	—	—	(3.1)
Ending balance at June 30, 2014	$150.4	$—	$3.6	$17.8	$43.1	$32.2	$247.1
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2014	$(3.6)	$—	$—	$—	$(0.4)	$—	$(4.0)
Three Months Ended June 30, 2013:
Beginning balance at April 1, 2013	$121.3	$12.9	$—	$3.9	$23.8	$—	$161.9
Total gains (losses):
Recognized in net income	(1.4)	—	—	—	(1.6)	—	(3.0)
Recognized in accumulated other comprehensive income	(2.5)	—	—	0.1	8.1	—	5.7
Purchases	29.3	—	—	1.6	5.5	—	36.4
Sales	—	—	—	—	—	—	—
Settlements	(0.8)	(0.3)	—	(0.2)	—	—	(1.3)
Transfers into Level III	—	—	—	—	—	—	—
Transfers out of Level III	(6.7)	—	—	—	—	—	(6.7)
Ending balance at June 30, 2013	$139.2	$12.6	$—	$5.4	$35.8	$—	$193.0
Change in unrealized losses included in net income related to assets still held for the three months ended June 30, 2013	$(1.6)	$—	$—	$—	$(1.6)	$—	$(3.2)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level III inputs for the six months ended June 30, 2014 and 2013 is as follows:

	Corporate Securities	Residential Mortgage- backed Securities	Commercial Mortgage- backed Securities	Other Debt Securities	Equity Securities	Long-term Receivable	Total
Six Months Ended June 30, 2014:
Beginning balance at January 1, 2014	$115.2	$—	$6.5	$14.8	$41.4	$—	$177.9
Total gains (losses):
Recognized in net income	(6.3)	—	—	—	(0.7)	32.2	25.2
Recognized in accumulated other comprehensive income	12.7	—	—	0.3	1.3	—	14.3
Purchases	20.9	—	3.6	3.0	10.7	—	38.2
Sales	(6.2)	—	—	—	(9.6)	—	(15.8)
Settlements	(3.6)	—	(3.4)	(0.3)	—	—	(7.3)
Transfers into Level III	24.2	—	—	—	—	—	24.2
Transfers out of Level III	(6.5)	—	(3.1)	—	—	—	(9.6)
Ending balance at June 30, 2014	$150.4	$—	$3.6	$17.8	$43.1	$32.2	$247.1
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2014	$(7.6)	$—	$—	$—	$(0.7)	$—	$(8.3)
Six Months Ended June 30, 2013:
Beginning balance at January 1, 2013	$121.1	$4.3	$—	$3.9	$26.2	$—	$155.5
Total gains (losses):
Recognized in net income	(1.1)	—	—	—	(1.0)	—	(2.1)
Recognized in accumulated other comprehensive income	(3.1)	—	—	0.3	7.2	—	4.4
Purchases	38.9	—	—	1.6	5.9	—	46.4
Sales	—	—	—	—	(2.5)	—	(2.5)
Settlements	(9.9)	(1.9)	—	(0.4)	—	—	(12.2)
Transfers into Level III	—	13.1	—	—	—	—	13.1
Transfers out of Level III	(6.7)	(2.9)	—	—	—	—	(9.6)
Ending balance at June 30, 2013	$139.2	$12.6	$—	$5.4	$35.8	$—	$193.0
Change in unrealized losses included in net income related to assets still held for the six months ended June 30, 2013	$(1.6)	$—	$—	$—	$(3.0)	$—	$(4.6)
Transfers between levels, if any, are recorded as of the beginning of the reporting period. There were no material transfers between levels during the three and six months ended June 30, 2014 or 2013.
There were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2014 or 2013.
Our valuation policy is determined by members of our treasury and accounting departments. Whenever possible, our policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. Our valuation policy is generally to obtain only one quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. When broker quotes are used, we generally obtain only one broker quote per security. As we are responsible for the determination of fair value, we perform monthly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. This analysis is performed by our internal treasury personnel who are familiar with our investment portfolios, the third party pricing services engaged and the valuation techniques and inputs used. Our analysis includes a review of month-to-month price fluctuations. If unusual fluctuations are noted in this review, we may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to quoted market prices obtained from third party pricing services during the three and six months ended June 30, 2014 or 2013.
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

A summary of the estimated fair values by level of each class of financial instrument that is recorded at its carrying value on our consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

	Carrying Value	Fair Value
		Level I	Level II	Level III	Total
June 30, 2014
Assets:
Other invested assets, long-term	$1,678.1	$—	$—	$1,678.1	$1,678.1
Liabilities:
Debt:
Short-term borrowings	250.0	—	250.0	—	250.0
Commercial paper	867.1	—	867.1	—	867.1
Notes	12,709.9	—	13,628.0	—	13,628.0
Convertible debentures	970.2	—	2,297.8	—	2,297.8
December 31, 2013
Assets:
Other invested assets, long-term	$1,542.6	$—	$—	$1,542.6	$1,542.6
Liabilities:
Debt:
Short-term borrowings	400.0	—	400.0	—	400.0
Commercial paper	379.2	—	379.2	—	379.2
Notes	12,746.4	—	13,014.3	—	13,014.3
Convertible debentures	966.0	—	2,030.6	—	2,030.6

6.	Income Taxes
During the three months ended June 30, 2014 and 2013, we recognized income tax expense of $532.6 and $408.8, respectively, which represents effective tax rates of 42.1% and 33.8%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the non-tax deductible HIP Fee effective January 1, 2014. The increase in the effective tax rate is primarily due to the non-tax deductible HIP Fee.
During the six months ended June 30, 2014 and 2013, we recognized income tax expense of $971.3 and $819.0, respectively, which represents effective tax rates of 40.6% and 32.9%, respectively. The increase in income tax expense and the effective tax rate in 2014 was primarily due to the non-tax deductible HIP Fee effective January 1, 2014. This increase was partially offset by lower income before income taxes; favorable discrete tax adjustments related to state income tax audits including refund claims filed; and adjustments to state deferred tax liabilities resulting from a decrease in the Indiana statutory income tax rate. The lower effective rate in the six months ended June 30, 2013 resulted primarily from the inclusion of Amerigroup in our state apportionment calculations, which produced a lower effective state tax rate due to an adjustment to the deferred tax balances in 2013.

7.	Retirement Benefits
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the three months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3.2	$3.7	$0.8	$1.7
Interest cost	18.5	16.7	6.5	5.6
Expected return on assets	(34.3)	(33.3)	(5.9)	(5.5)
Recognized actuarial loss	5.2	8.5	2.4	2.8
Settlement loss	1.4	3.7	—	—
Amortization of prior service credit	(0.2)	(0.2)	(3.6)	(3.4)
Net periodic (credit) benefit cost	$(6.2)	$(0.9)	$0.2	$1.2
The components of net periodic (credit) benefit cost included in the consolidated statements of income for the six months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$6.5	$7.3	$1.6	$3.4
Interest cost	37.0	33.4	13.1	11.2
Expected return on assets	(68.7)	(66.6)	(11.7)	(11.0)
Recognized actuarial loss	10.5	17.1	4.7	5.6
Settlement loss	2.5	7.1	—	—
Amortization of prior service credit	(0.4)	(0.4)	(7.2)	(6.7)
Net periodic (credit) benefit cost	$(12.6)	$(2.1)	$0.5	$2.5
For the year ending December 31, 2014, no material contributions are expected to be necessary to meet the Employee Retirement Income Security Act, or ERISA, required funding levels; however, we may elect to make discretionary contributions up to the maximum amount deductible for income tax purposes. No contributions were made to our retirement benefit plans during the six months ended June 30, 2014 or 2013.

8.	Debt
We generally issue senior unsecured notes for long-term borrowing purposes. At June 30, 2014, we had $12,685.0 outstanding under these notes. During the three and six months ended June 30, 2014, we repurchased $17.9 and $39.1, respectively, of outstanding principal balance of certain senior unsecured notes, plus applicable premium for early redemption plus accrued and unpaid interest, for cash totaling $21.2 and $45.4, respectively. We recognized a loss on extinguishment of debt of $3.0 and $6.0 for the three and six months ended June 30, 2014 for the repurchase of these notes.
We have an unsecured surplus note with an outstanding principal balance of $24.9 at June 30, 2014.
We have a senior revolving credit facility, or the Facility, with certain lenders for general corporate purposes. The Facility, as amended, provides credit up to $2,000.0, and matures on September 29, 2016. There were no amounts outstanding under this Facility as of June 30, 2014 or at any time during the three and six months then ended.
We have an authorized commercial paper program of up to $2,500.0, the proceeds of which may be used for general corporate purposes. At June 30, 2014, we had $867.1 outstanding under this program.

We have issued senior convertible debentures due 2042, or the Debentures, which are governed by an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. We have accounted for the Debentures in accordance with the cash conversion guidance in FASB guidance for debt with conversion and other options. As a result, the value of the embedded conversion option has been bifurcated from its debt host and recorded as a component of “additional paid-in capital” (net of deferred taxes and equity issuance costs) in our consolidated balance sheets. The following table summarizes at June 30, 2014 the related balances, conversion rate and conversion price of the Debentures:

Outstanding principal amount	$1,500.0
Unamortized debt discount	529.8
Net debt carrying amount	970.2
Equity component carrying amount	543.6
Conversion rate (shares of common stock per $1,000 of principal amount)	13.3321
Effective conversion price (per $1,000 of principal amount)	75.0062
We had $250.0 outstanding under short-term borrowing from various Federal Home Loan Banks at June 30, 2014 with fixed interest rates of 0.200%.

9.	Commitments and Contingencies
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
We are defending a certified class action filed as a result of the 2001 demutualization of Anthem Insurance Companies, Inc., or AICI. The lawsuit names AICI as well as Anthem, Inc., or Anthem, n/k/a WellPoint, Inc., and is captioned Ronald Gold, et al. v. Anthem, Inc. et al. AICI’s 2001 Plan of Conversion, or the Plan, provided for the conversion of AICI from a mutual insurance company into a stock insurance company pursuant to Indiana law. Under the Plan, AICI distributed the fair value of the company at the time of conversion to its Eligible Statutory Members, or ESMs, in the form of cash or Anthem common stock in exchange for their membership interests in the mutual company. Plaintiffs in Gold allege that AICI distributed value to the wrong ESMs. Cross motions for summary judgment were granted in part and denied in part on July 26, 2006 with regard to the issue of sovereign immunity asserted by co-defendant, the state of Connecticut, or the State. The trial court also denied our motion for summary judgment as to plaintiffs’ claims on January 10, 2005. The State appealed the denial of its motion to the Connecticut Supreme Court. We filed a cross-appeal on the sovereign immunity issue. On May 11, 2010, the Court reversed the judgment of the trial court denying the State’s motion to dismiss the plaintiff’s claims under sovereign immunity and dismissed our cross-appeal. The case was remanded to the trial court for further proceedings. Plaintiffs’ motion for class certification was granted on December 15, 2011. We and the plaintiffs filed renewed cross-motions for summary judgment on January 24, 2013. On August 19, 2013, the trial court denied plaintiffs' motion for summary judgment. The trial court deferred a final ruling on our motion for summary judgment. On March 6, 2014, the trial court denied our motion for summary judgment finding that an issue of material fact existed. Trial has been scheduled to commence on October 14, 2014. We intend to vigorously defend the Gold lawsuit; however, its ultimate outcome cannot be presently determined.
We are currently a defendant in eleven putative class actions relating to out-of-network, or OON, reimbursement that were consolidated into a single multi-district lawsuit called In re WellPoint, Inc. Out-of-Network “UCR” Rates Litigation that is pending in the United States District Court for the Central District of California. The lawsuits were filed in 2009. The plaintiffs include current and former members on behalf of a putative class of members who received OON services for which the defendants paid less than billed charges, the American Medical Association, four state medical associations, OON physicians, OON non-physician providers, the American Podiatric Medical Association, California Chiropractic Association and the California Psychological Association on behalf of putative classes of OON physicians and all OON non-physician health care providers. The plaintiffs have filed several amended complaints alleging that the defendants violated the

Racketeer Influenced and Corrupt Organizations Act, or RICO, the Sherman Antitrust Act, ERISA, federal regulations, and state law by using an OON reimbursement database called Ingenix and by using non-Ingenix OON reimbursement methodologies. We have filed motions to dismiss in response to each of those amended complaints. Our motions to dismiss have been granted in part and denied in part by the court. The most recent pleading filed by the plaintiffs is a Fourth Amended Complaint to which we filed a motion to dismiss most, but not all, of the claims. In July 2013 the court issued an order granting in part and denying in part our motion. The court held that the state and federal anti-trust claims along with the RICO claims should be dismissed in their entirety with prejudice. The court further found that the ERISA claims, to the extent they involved non-Ingenix methodologies, along with those that involved our alleged non-disclosures should be dismissed with prejudice. The court also dismissed most of the plaintiffs’ state law claims with prejudice. The only claims that remain after the court’s decision are an ERISA benefits claim relating to claims priced based on Ingenix, a breach of contract claim on behalf of one subscriber plaintiff, a breach of implied covenant claim on behalf of one subscriber plaintiff, and one subscriber plaintiff’s claim under the California Unfair Competition Law. The plaintiffs filed a motion for reconsideration of the motion to dismiss order, which the court granted in part and denied in part. The court ruled that the plaintiffs adequately allege that one Georgia provider plaintiff is deemed to have exhausted administrative remedies regarding non-Ingenix methodologies based on the facts alleged regarding that plaintiff so those claims are back in the case. Fact discovery is complete. The plaintiffs filed a motion for class certification in November 2013. The plaintiffs seek to certify the following classes: (1) a subscriber ERISA class as to OON claims processed using the Ingenix database as the pricing methodology; (2) a physician provider class as to OON claims processed using Ingenix; (3) a non-physician provider class as to OON claims processed using Ingenix; (4) a provider ERISA class as to OON claims processed using non-Ingenix pricing methodologies; (5) a California subscriber breach of contract/unfair competition class; and (6) a subscriber breach of implied covenant class for all WellPoint states except California. We deposed all of the plaintiffs’ class certification experts. In March 2014, we filed a response in opposition to class certification, along with a supporting expert report, and motions to exclude the plaintiffs’ class certification experts. A hearing on the plaintiffs' motion for class certification and our motion to exclude plaintiffs’ class certification experts is set for August 2014. Earlier in the case, in 2009, we filed a motion in the United States District Court for the Southern District of Florida, or the Florida Court, to enjoin the claims brought by the physician plaintiffs and certain medical association plaintiffs based on prior litigation releases, which was granted in 2011. The Florida Court ordered those plaintiffs to dismiss their claims that are barred by the release. The plaintiffs then filed a petition for declaratory judgment asking the court to find that these claims are not barred by the releases from the prior litigation. We filed a motion to dismiss the declaratory judgment action, which was granted. The plaintiffs appealed the dismissal of the declaratory judgment to the United States Court of Appeals for the Eleventh Circuit, but the dismissal was upheld. The enjoined physicians and some of the medical associations did not dismiss their barred claims. The Florida Court found those enjoined plaintiffs in contempt and sanctioned them in July 2012. Those plaintiffs are paying the sanctions and have appealed the Florida Court’s sanctions order to the United States Court of Appeals for the Eleventh Circuit. Oral argument on that appeal occurred in October 2013 and the Eleventh Circuit issued its decision in June 2014. The Eleventh Circuit upheld the Florida Court’s injunction of the plaintiffs’ antitrust and RICO claims, but vacated the injunction as to the ERISA claims based on the denial or underpayment of benefits occurring after the effective date of the earlier releases. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.
We are a defendant in multiple lawsuits that were initially filed in 2012 against the BCBSA as well as Blue Cross and/or Blue Shield licensees across the country. The cases were consolidated into a single multi-district lawsuit called In re Blue Cross Blue Shield Antitrust Litigation that is pending in the United States District Court for the Northern District of Alabama. Generally, the suits allege that the BCBSA and the Blue plans have engaged in a conspiracy to horizontally allocate geographic markets through license agreements and other arrangements in violation of the Sherman Antitrust Act and related state laws. The cases were brought by two putative nationwide classes of plaintiffs, health plan subscribers and providers. Subscriber and provider plaintiffs each filed consolidated amended complaints on July 1, 2013. The consolidated amended subscriber complaint was also brought on behalf of putative state classes of health plan subscribers in Alabama, Arkansas, California, Florida, Hawaii, Illinois, Louisiana, Michigan, Mississippi, Missouri, New Hampshire, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, and Texas. Defendants filed motions to dismiss in September 2013, which were argued in April 2014. In June 2014 the Court denied the majority of the motions, ruling that plaintiffs had alleged sufficient facts at this stage of the litigation to avoid dismissal of their claims. With respect to the remaining issues briefed in the motions to dismiss, the Court requested that the parties file a status report on August 13, 2014 indicating whether additional oral argument would be necessary. On June 12, 2014, subscriber plaintiffs moved for leave to amend their consolidated amended complaint. We intend to vigorously defend these suits; however, their ultimate outcome cannot be presently determined.

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
With respect to many of the proceedings to which we are a party, we cannot provide an estimate of the possible losses, or the range of possible losses in excess of the amount, if any, accrued, for various reasons, including but not limited to some or all of the following: (i) there are novel or unsettled legal issues presented, (ii) the proceedings are in early stages, (iii) there is uncertainty as to the likelihood of a class being certified or decertified or the ultimate size and scope of the class, (iv) there is uncertainty as to the outcome of pending appeals or motions, (v) there are significant factual issues to be resolved, and/or (vi) in many cases, the plaintiffs have not specified damages in their complaint or in court filings. For those legal proceedings where a loss is probable, or reasonably possible, and for which it is possible to reasonably estimate the amount of the possible loss or range of losses, we currently believe that the range of possible losses, in excess of established reserves, for all of those proceedings is from $0.0 to approximately $250.0 at June 30, 2014. This estimated aggregate range of reasonably possible losses is based upon currently available information taking into account our best estimate of such losses for which such an estimate can be made.
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

Contractual Obligations and Commitments
We are a party to an agreement with Express Scripts, Inc., or Express Scripts, to provide pharmacy benefit management, or PBM, services for our plans, excluding Amerigroup and certain self-insured members, which have exclusive agreements with different PBM services providers; provided however that Amerigroup will be transitioning to the Express Scripts agreement during 2014 and 2015. The initial term of this agreement expires on December 31, 2019. Under this agreement, Express Scripts is the exclusive provider of certain specified PBM services, such as pharmacy network management, home delivery, pharmacy customer service, claims processing, rebate management, drug utilization and specialty pharmaceutical management services. Accordingly, the agreement contains certain financial and operational requirements obligating both Express Scripts and us. Express Scripts’ primary obligations relate to the performance of such services and meeting certain pricing guarantees and performance standards. Our primary obligations relate to oversight, provision of data, payment for services and certain minimum volume requirements. The failure by either party to meet the respective requirements could potentially serve as a basis for financial penalties or early termination of the contract. We believe we have appropriately recognized all rights and obligations under this contract at June 30, 2014.
During the first quarter of 2010, we entered into an agreement with International Business Machines Corporation to provide information technology infrastructure services. This agreement superseded certain prior agreements and also includes provisions for additional services. Our remaining commitment under this agreement at June 30, 2014 was $161.0 through March 31, 2015. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.
On March 31, 2009, we entered into an agreement with Affiliated Computer Services, Inc. to provide certain print and mailroom services that were previously performed in-house. Our remaining commitment under this agreement at June 30, 2014 was $110.0 through March 31, 2016. We have the ability to terminate this agreement upon the occurrence of certain events, subject to early termination fees.

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
A summary of the cash dividend activity for the six months ended June 30, 2014 and 2013 is as follows:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share	Total
Six Months Ended June 30, 2014
January 28, 2014	March 10, 2014	March 25, 2014	$0.4375	$123.4
April 29, 2014	June 10, 2014	June 25, 2014	$0.4375	$120.5

Six Months Ended June 30, 2013
February 20, 2013	March 8, 2013	March 25, 2013	$0.3750	$113.4
May 15, 2013	June 10, 2013	June 25, 2013	$0.3750	$112.7
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

A summary of common stock repurchases for the period July 1, 2014 through July 15, 2014 (subsequent to June 30, 2014) and for the six months ended June 30, 2014 and 2013 is as follows:

	July 1, 2014 Through July 15, 2014	Six Months Ended June 30
		2014	2013
Shares repurchased	0.4	22.6	9.1
Average price per share	$108.98	$92.10	$67.31
Aggregate cost	$41.3	$2,077.2	$615.5
Authorization remaining at the end of each period	$1,572.1	$1,613.4	$1,221.3
Under the common stock repurchase program authorized by our Board of Directors, on February 4, 2014, we entered into an accelerated share repurchase agreement with a counterparty. The agreement provided for the repurchase of a number of our shares, equal to $600.0, as determined by the volume weighted-average price of our shares during the term of the agreement. In March 2014, we repurchased 6.6 shares under the agreement. The shares repurchased under the agreement are included in the amount disclosed above as shares repurchased during the six months ended June 30, 2014.
For additional information regarding the use of capital for debt security repurchases, see Note 8, “Debt.”
Stock Incentive Plans
A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Option Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	10.0	$65.38
Granted	1.8	90.19
Exercised	(2.7)	66.69
Forfeited or expired	(0.3)	67.63
Outstanding at June 30, 2014	8.8	69.95	3.8	$333.0
Exercisable at June 30, 2014	5.5	65.47	2.4	$232.6
A summary of the status of nonvested restricted stock activity, including restricted stock units, for the six months ended June 30, 2014 is as follows:

	Restricted Stock Shares and Units	Weighted- Average Grant Date Fair Value per Share
Nonvested at January 1, 2014	4.2	$63.83
Granted	1.4	90.17
Vested	(1.7)	64.17
Forfeited	(0.3)	66.83
Nonvested at June 30, 2014	3.6	73.46
Fair Value
We use a binomial lattice valuation model to estimate the fair value of all stock options granted. For a more detailed discussion of our stock incentive plan fair value methodology, see Note 15, “Capital Stock,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2014 and 2013:

	2014	2013
Risk-free interest rate	2.16%	1.25%
Volatility factor	35.00%	35.00%
Quarterly dividend yield	0.50%	0.60%
Weighted-average expected life (years)	3.75	4.00
The following weighted-average fair values were determined for the six months ended June 30, 2014 and 2013:

	2014	2013
Options granted during the period	$22.37	$14.53
Restricted stock awards granted during the period	90.17	62.46

11.	Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at June 30, 2014 and 2013 is as follows:

	2014	2013
Investments:
Gross unrealized gains	$1,284.8	$1,016.4
Gross unrealized losses	(65.0)	(313.9)
Net pre-tax unrealized gains	1,219.8	702.5
Deferred tax liability	(425.9)	(242.2)
Net unrealized gains on investments	793.9	460.3
Non-credit components of other-than-temporary impairments on investments:
Unrealized losses	(0.8)	—
Deferred tax asset	0.3	—
Net unrealized non-credit component of other-than-temporary impairments on investments	(0.5)	—
Cash flow hedges:
Gross unrealized losses	(47.4)	(52.0)
Deferred tax asset	16.6	18.2
Net unrealized losses on cash flow hedges	(30.8)	(33.8)
Defined benefit pension plans:
Deferred net actuarial loss	(425.2)	(662.7)
Deferred prior service credits	13.7	3.5
Deferred tax asset	164.8	259.7
Net unrecognized periodic benefit costs for defined benefit pension plans	(246.7)	(399.5)
Postretirement benefit plans:
Deferred net actuarial loss	(152.4)	(185.5)
Deferred prior service credits	82.6	96.5
Deferred tax asset	27.9	35.0
Net unrecognized periodic benefit costs for postretirement benefit plans	(41.9)	(54.0)
Foreign currency translation adjustments:
Gross unrealized gains (losses)	1.6	(0.3)
Deferred tax (liability) asset	(0.6)	0.1
Net unrealized gains (losses) on foreign currency translation adjustments	1.0	(0.2)
Accumulated other comprehensive income (loss)	$475.0	$(27.2)

Other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($61.0) and $207.8, respectively	$108.9	$(404.8)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($19.2) and ($14.5), respectively	35.7	27.0
Total reclassification adjustment on investments	144.6	(377.8)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax benefit of $0.3 and $0.0, respectively	(0.5)	—
Cash flow hedges:
Holding gain, net of tax expense of ($0.4) and ($0.4), respectively	0.8	0.8
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($2.3) and ($4.5), respectively	3.0	7.0
Foreign currency translation adjustment, net of tax benefit (expense) of $0.1 and ($0.3), respectively	(0.3)	0.3
Net gain (loss) recognized in other comprehensive income (loss), net of tax (expense) benefit of ($82.5) and $188.1, respectively	$147.6	$(369.7)
Other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Investments:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of ($128.5) and $205.4, respectively	$229.1	$(375.1)
Reclassification adjustment for net realized gain on investment securities, net of tax expense of ($30.0) and ($17.1), respectively	55.8	31.8
Total reclassification adjustment on investments	284.9	(343.3)
Non-credit component of other-than-temporary impairments on investments:
Non-credit component of other-than-temporary impairments on investments, net of tax expense of ($0.0) and ($1.2), respectively	—	2.2
Cash flow hedges:
Holding gain, net of tax expense of ($0.8) and ($0.8), respectively	1.5	1.5
Other:
Net change in unrecognized periodic benefit costs for defined benefit pension and postretirement benefit plans, net of tax expense of ($4.2) and ($8.9), respectively	5.9	13.8
Foreign currency translation adjustment, net of tax benefit of $0.1 and $0.2, respectively	(0.5)	(0.5)
Net gain (loss) recognized in other comprehensive income (loss), net of tax (expense) benefit of ($163.4) and $177.6, respectively	$291.8	$(326.3)

12.	Earnings per Share
The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Denominator for basic earnings per share – weighted-average shares	276.8	299.5	280.8	301.3
Effect of dilutive securities – employee stock options, non-vested restricted stock awards and convertible debentures	9.2	3.7	8.5	3.2
Denominator for diluted earnings per share	286.0	303.2	289.3	304.5
During the three months ended June 30, 2014 and 2013, weighted-average shares related to certain stock options of 1.4 and 5.3, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. During the six months ended June 30, 2014 and 2013, weighted-average shares related to certain stock options of 1.0 and 8.4, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
During the three and six months ended June 30, 2013, shares related to the conversion feature of our Debentures were excluded from the denominator for diluted earnings per share because they were anti-dilutive.
During the six months ended June 30, 2014, we issued approximately 1.4 restricted stock units under our stock incentive plans, 0.7 of which vesting is contingent upon us meeting specified annual operating gain targets for 2014. The contingent restricted stock units have been excluded from the denominator for diluted earnings per share and will be included only if and when the contingency is met.

13.	Segment Information
The results of our operations are described through three reportable segments: Commercial and Specialty Business, Government Business and Other, as further described in Note 20, “Segment Information,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.

Effective January 1, 2014, our Employer Group Medicare Advantage members are being reported within Local Group and National Accounts in our Commercial and Specialty Business segment. These members were previously reported with our Medicare membership within our Government Business segment. The Employer Group Medicare Advantage members are retired members who have selected a Medicare Advantage product through our Local Group and National Accounts. Financial data by reportable segment for the three and six months ended June 30, 2014 and 2013 is as follows (amounts reported for prior periods have been reclassified to conform to our new segment reporting structure):

	Commercial and Specialty Business	Government Business	Other	Total
Three Months Ended June 30, 2014:
Operating revenue	$9,965.0	$8,259.3	$5.7	$18,230.0
Operating gain (loss)	919.6	313.5	(10.2)	1,222.9
Three Months Ended June 30, 2013:
Operating revenue	$9,799.8	$7,686.9	$5.2	$17,491.9
Operating gain (loss)	948.5	281.3	(6.1)	1,223.7
Six Months Ended June 30, 2014:
Operating revenue	$19,662.5	$16,200.6	$11.7	$35,874.8
Operating gain (loss)	1,805.7	553.1	(17.2)	2,341.6
Six Months Ended June 30, 2013:
Operating revenue	$19,659.2	$15,256.3	$11.5	$34,927.0
Operating gain (loss)	2,210.6	383.9	(13.5)	2,581.0
A reconciliation of reportable segment operating revenues, a non-GAAP measure, to the amounts of total revenues included in the consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Reportable segments operating revenues	$18,230.0	$17,491.9	$35,874.8	$34,927.0
Net investment income	188.5	153.2	372.2	315.2
Net realized gains on investments	65.8	54.2	107.5	71.0
Other-than-temporary impairment losses recognized in income	(10.9)	(9.0)	(21.7)	(46.9)
Total revenues	$18,473.4	$17,690.3	$36,332.8	$35,266.3

A reconciliation of reportable segment operating gain, a non-GAAP measure, to income from continuing operations before income taxes included in the consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Reportable segments operating gain	$1,222.9	$1,223.7	$2,341.6	$2,581.0
Net investment income	188.5	153.2	372.2	315.2
Net realized gains on investments	65.8	54.2	107.5	71.0
Other-than-temporary impairment losses recognized in income	(10.9)	(9.0)	(21.7)	(46.9)
Interest expense	(145.6)	(151.9)	(291.8)	(305.4)
Amortization of other intangible assets	(54.0)	(62.1)	(108.0)	(124.3)
Loss on extinguishment of debt	(3.0)	—	(6.0)	—
Income from continuing operations before income tax expense	$1,263.7	$1,208.1	$2,393.8	$2,490.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Millions, Except Per Share Data or Otherwise Stated Herein)
References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, refer to WellPoint, Inc., an Indiana corporation, and unless the context otherwise requires, its direct and indirect subsidiaries.
This MD&A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013 and the MD&A included in our 2013 Annual Report on Form 10-K, and our unaudited consolidated financial statements and accompanying notes as of and for the three and six months ended June 30, 2014 included in this Form 10-Q. Results of operations, cost of care trends, investment yields and other measures for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results and trends that may be expected for the full year ending December 31, 2014. Also see Part I, Item 1A, “Risk Factors” of our 2013 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q.
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
As a result of ongoing changes to the health care system and to focus on our core growth opportunities across our Commercial and Specialty Business and Government Business segments, we entered into definitive agreements in December 2013 to sell our 1-800 CONTACTS, Inc., or 1-800 CONTACTS, business and our glasses.com related assets. The operating results for 1-800 CONTACTS are reported as discontinued operations. These results were previously reported in the Commercial and Specialty Business segment. Additionally, the assets and liabilities of 1-800-CONTACTS are reported as held for sale as of December 31, 2013 in the consolidated balance sheets included in this Form 10-Q. The divestitures were completed on January 31, 2014 and did not result in any material difference to the loss on disposal from discontinued operations recorded during the year ended December 31, 2013. Unless otherwise specified, all financial and membership information, other than cash flows, disclosed in this MD&A is from continuing operations. In accordance with Financial Accounting Standards Board, or FASB, guidance, we have elected to not separately disclose net cash provided by or used in operating, investing, and financing activities and the net effect of those cash flows on cash and cash equivalents for discontinued operations during the periods presented. For additional information regarding these transactions, see Note 3, "Business Divestiture," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q and Note 3, “Business Acquisitions and Divestitures," included in our 2013 Annual Report on Form 10-K.
The Patient Protection and Affordable Care Act, or ACA, and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Care Reform, has changed and will continue to make broad-based changes to the U.S. health care system which could impact the U.S. economy and we expect will continue to significantly impact our business model and results of operations. Health Care Reform presents us with new growth opportunities, but also with new financial and regulatory challenges. Beginning in 2014, Health Care Reform imposes a mandatory annual Health Insurance Provider Fee, or HIP Fee, on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to the amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year. The HIP Fee is non-deductible for federal income tax purposes. The total amount to be collected from allocations to health insurers in 2014 is $8,000.0, and we estimate our portion of the HIP Fee for 2014 to be approximately $920.0. The HIP Fee is being amortized on a straight-line basis. We recognized $230.0 and $460.0 as general and administrative expense related to the HIP Fee for the three and six months ended June 30, 2014, respectively. The final calculation and payment of the HIP Fee will occur in the third quarter of 2014. The annual HIP Fee to be allocated to all health insurers increases to $11,300.0 for 2015 and 2016, $13,900.0 for 2017 and $14,300.0 for 2018. For 2019 and beyond, the annual HIP Fee will equal the amount for the preceding year increased by the rate of premium growth for the preceding year. We will continue to evaluate the impact of Health Care Reform as key aspects go into effect and additional guidance is made available. For additional discussion regarding Health Care Reform, see Part I, Item 1 “Business – Regulation”, Part I, Item 1A “Risk Factors” and the “Overview” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.
Executive Summary
We are one of the largest health benefits companies in terms of medical membership in the United States, serving 37.3 medical members through our affiliated health plans and approximately 68.6 individuals through all subsidiaries as of June 30, 2014. We are an independent licensee of the Blue Cross and Blue Shield Association, or BCBSA, an association of independent health benefit plans. We serve our members as the Blue Cross licensee for California and as the Blue Cross and Blue Shield, or BCBS, licensee for Colorado, Connecticut, Georgia, Indiana, Kentucky, Maine, Missouri (excluding 30 counties in the Kansas City area), Nevada, New Hampshire, New York (as BCBS in 10 New York City metropolitan and surrounding counties, and as Blue Cross or BCBS in selected upstate counties only), Ohio, Virginia (excluding the Northern Virginia suburbs of Washington, D.C.), and Wisconsin. In a majority of these service areas we do business as Anthem Blue Cross, Anthem Blue Cross and Blue Shield, Blue Cross and Blue Shield of Georgia, and Empire Blue Cross Blue Shield, or Empire Blue Cross (in our New York service areas). We also conduct business through our AMERIGROUP Corporation, or Amerigroup, subsidiary in Florida, Georgia, Kansas, Louisiana, Maryland, Nevada, New Jersey, New York, Tennessee, Texas and Washington. We also serve customers throughout the country as HealthLink, UniCare, and in certain Arizona, California, Nevada, New York and Virginia markets, through our CareMore Health Group, Inc., or CareMore, subsidiary. We are licensed to conduct insurance operations in all 50 states through our subsidiaries.
Operating revenue for the three months ended June 30, 2014 was $18,230.0, an increase of $738.1, or 4.2%, from the three months ended June 30, 2013. Operating revenue for the six months ended June 30, 2014 was $35,874.8, an increase of $947.8, or 2.7%, from the six months ended June 30, 2013. The increase in operating revenue for the three and six months ended June 30, 2014 compared to 2013 was primarily a result of higher premium revenue in our Government Business segment, and to a lesser extent, increased administrative fees in our Commercial and Specialty Business segment. The higher premium revenue in our Government Business segment primarily resulted from membership growth in our Medicaid business. The increase was further attributable to premium rate increases in our Medicaid and Federal Employee Program, or FEP, businesses designed to cover overall cost trends and new fees associated with Health Care Reform. These increases were partially offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership losses and refinement of estimates associated with Medicare risk score revenue for prior years. The increase in administrative fees in our Commercial and Specialty Business segment was primarily a result of the New York State contract conversion from our fully-insured Local Group business to a self-funded administrative services only, or ASO, contract and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to pricing and membership increases for self-funded members in our National Accounts business.
Net income for the three months ended June 30, 2014 was $731.1, a decrease of $69.0, or 8.6%, from the three months ended June 30, 2013. This decrease in net income was due, in part, to the non-tax deductible portion of new fees associated with Health Care Reform that became effective January 1, 2014. The decrease was further attributable to lower operating results in our Commercial and Specialty Business segment as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio. The decrease in net income was partially offset by higher operating results in our Government Business segment primarily due to membership growth and premium rate increases designed to cover overall cost trends in our Medicaid business. The decrease in net income was further offset by an increase in earnings from investment activities. Our fully-diluted earnings per share, or EPS, was $2.56 for the three months ended June 30, 2014, which represented a 3.0% decrease from the EPS of $2.64 for the three months ended June 30, 2013. The decrease in EPS resulted primarily from the decrease in net income, partially offset by the lower number of shares outstanding in 2014 due to share buyback activity under our share repurchase program.
Net income for the six months ended June 30, 2014 was $1,432.1, a decrease of $253.2, or 15.0%, from the six months ended June 30, 2013. This decrease in net income was primarily driven by lower operating results in our Commercial and Specialty Business segment as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio. The decrease was further attributable to the non-tax deductible portion of new fees associated with Health Care Reform that became effective January 1, 2014. The decrease in net income was partially offset by higher operating results in our Government Business segment primarily due to membership growth, premium rate increases designed to cover overall cost trends and improved medical cost performance in our Medicaid business. The decrease in net income was further offset by lower utilization of health services in the first quarter of 2014 due to severe winter weather in many of our markets; and an increase in earnings from investment activities. Our fully-diluted EPS was $4.95 for the six months ended June 30, 2014, which represented a 10.5% decrease from the EPS of $5.53 for the six months ended June 30, 2013. The decrease in EPS resulted primarily from the decrease in net income, partially offset by the lower number of shares outstanding in 2014 due to share buyback activity under our share repurchase program.
Operating cash flow for the six months ended June 30, 2014 was $2,458.5, or 1.7 times net income. Operating cash flow for the six months ended June 30, 2013 was $1,382.1. The increase in operating cash flow from 2013 of $1,076.4 was driven by the timing of claims processing and increased premium receipts primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. A significant portion of fees related to Health Care Reform will be paid out in the third quarter. The increase in cash flow was further attributable to the timing of Medicaid premium receipts. The increase in cash flow was partially offset by lower net income adjusted for non-cash items in 2014 and the adjudication of fully-insured Local Group claims subsequent to the New York State Contract conversion.
Our results of operations discussed throughout this MD&A are determined in accordance with U.S. generally accepted accounting principles, or GAAP. We also calculate operating gain, which is a non-GAAP measure, to further aid investors in understanding and analyzing our core operating results and comparing them among periods. Operating gain is calculated as total operating revenue less benefit expense, and selling, general and administrative expense. We use this measure as a basis for evaluating segment performance, allocating resources, setting incentive compensation targets and forecasting future operating periods. This information is not intended to be considered in isolation or as a substitute for income before income tax expense, net income or EPS prepared in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. For additional details on operating gain, see our “Reportable Segments Results of Operations” discussion included in this MD&A. For a reconciliation of reportable segment operating gain to income from continuing operations before income taxes, See Note 13, "Segment Information," to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For additional information regarding our use of capital during the three and six months ended June 30, 2014, see Note 8, “Debt,” and the “Use of Capital – Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

The following table presents our medical membership by customer type, funding arrangement and reportable segment as of June 30, 2014 and 2013. Also included below is other membership by product. The medical membership and other membership data presented are unaudited and in certain instances include estimates of the number of members represented by each contract at the end of the period.

	June 30
(In thousands)	2014	2013	Change	% Change
Medical Membership
Customer Type
Local Group	15,108	14,487	621	4.3%
Individual	2,022	1,815	207	11.4%
National:
National Accounts	7,214	6,887	327	4.7%
BlueCard®	5,181	5,057	124	2.5%
Total National	12,395	11,944	451	3.8%
Medicare	1,382	1,433	(51)	(3.6)%
Medicaid	4,824	4,451	373	8.4%
FEP	1,541	1,536	5	0.3%
Total Medical Membership by Customer Type	37,272	35,666	1,606	4.5%
Funding Arrangement
Self-Funded	22,572	20,123	2,449	12.2%
Fully-Insured	14,700	15,543	(843)	(5.4)%
Total Medical Membership by Funding Arrangement	37,272	35,666	1,606	4.5%
Reportable Segment
Commercial and Specialty Business	29,525	28,246	1,279	4.5%
Government Business	7,747	7,420	327	4.4%
Total Medical Membership by Reportable Segment	37,272	35,666	1,606	4.5%
Other Membership & Customers
Behavioral Health Members	28,010	24,253	3,757	15.5%
Life and Disability Members	4,835	4,736	99	2.1%
Dental Members	4,990	4,917	73	1.5%
Dental Administration Members	4,866	4,898	(32)	(0.7)%
Vision Members	5,026	4,654	372	8.0%
Medicare Advantage Part D Members	664	614	50	8.1%
Medicare Part D Standalone Members	471	480	(9)	(1.9)%
Medical Membership (in thousands)
For the rolling twelve months ended June 30, 2014, total medical membership increased 1,606, or 4.5%, primarily due to increases in our Local Group, Medicaid, National Accounts and Individual membership.
Self-funded medical membership increased 2,449, or 12.2%, primarily due to increases in our Local Group self-funded accounts including the New York State contract conversion, the acquisition of a large ASO state contract and growth in our National Accounts.
Fully-insured membership decreased 843, or 5.4%, primarily due to the New York State contract conversion and Local group membership losses as a result of affordability challenges affecting healthcare consumers in general. These decreases were partially offset by growth in our Medicaid business, discussed below.

Local Group membership increased 621, or 4.3%, primarily due to the acquisition of a large ASO state contract. This increase was partially offset by fully-insured membership declines resulting from affordability challenges affecting healthcare consumers in general.
Individual membership increased 207, or 11.4%, primarily due to increased sales, both on and off the health exchanges, in the majority of our markets.
National Accounts membership increased 327, or 4.7%, primarily due to in-group change and new sales.
BlueCard® membership increased 124, or 2.5%, primarily due to favorable membership activity at other BCBSA plans whose members reside in or travel to our licensed areas.
Medicare membership decreased 51, or 3.6%, primarily due to our product repositioning strategy toward HMO product offerings.
Medicaid membership increased 373, or 8.4%, primarily due to market expansions and commencement of operations in new markets, partially offset by the Amerigroup market exits from New Mexico and Ohio in 2013.
FEP membership increased 5, or 0.3%, primarily due to favorable open enrollment.
Other Membership (in thousands)
Our Other products are often ancillary to our health business and can therefore be impacted by corresponding changes in our medical membership.
Behavioral health membership increased 3,757, or 15.5%, as customers are now required to include behavioral health products as a component of health plans offered to be compliant with Health Care Reform.
Life and disability membership increased 99, or 2.1%, primarily due to growth in our Local Group business.
Dental membership increased 73, or 1.5%, primarily due to new sales and growth in our National Accounts and Individual businesses.
Dental administration membership decreased 32, or 0.7%, primarily due to policy lapses in our DeCare Dental, LLC subsidiary.
Vision membership increased 372, or 8.0%, primarily due to strong sales and in-group change in our Local Group and National Accounts businesses.
Medicare Advantage Part D membership increased 50, or 8.1%, primarily due to the addition of a new state contract, partially offset by decreases in various markets due to our product repositioning strategy toward HMO product offerings.
Medicare Part D standalone membership decreased 9, or 1.9%, primarily due to competitive pressure in certain markets.
Cost of Care
The following discussion summarizes our aggregate underlying cost of care trends for the rolling 12 months ended June 30, 2014 for our Local Group fully-insured business only.
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

Medical utilization has been lower than in previous periods, and has not been a primary driver of increased medical cost. Pharmacy utilization had a minimal impact on total cost trend for the period ended June 30, 2014.
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
Outpatient costs are a collection of different types of expenses, such as outpatient facilities, labs, x-rays, emergency room, and occupational and physical therapy. We continue to work with vendors and providers to help optimize site of service decisions including key areas such as emergency room, lab, radiology, sleep studies, surgery, and infusion settings. As an example, we have launched a Sleep Management Program through our American Imaging Management subsidiary in west, central and north-east states. The program aligns the diagnosis and treatment of sleep apnea with clinical guidelines based on widely accepted medical literature, while at the same time enhancing member access to high value providers and ensuring treatment compliance for the continuing payment for equipment rental and ongoing supplies. Programs like this, along with continued expansion and optimization of our utilization management programs, are serving to moderate cost of care trends.

Consolidated Results of Operations
Our consolidated summarized results of operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30		Six Months Ended June 30
					2014 vs. 2013		2014 vs. 2013
	2014	2013	2014	2013	$	%	$	%
Total operating revenue	$18,230.0	$17,491.9	$35,874.8	$34,927.0	$738.1	4.2%	$947.8	2.7%
Net investment income	188.5	153.2	372.2	315.2	35.3	23.0%	57.0	18.1%
Net realized gains on investments	65.8	54.2	107.5	71.0	11.6	21.4%	36.5	51.4%
Other-than-temporary impairment losses on investments	(10.9)	(9.0)	(21.7)	(46.9)	(1.9)	21.1%	25.2	53.7%
Total revenues	18,473.4	17,690.3	36,332.8	35,266.3	783.1	4.4%	1,066.5	3.0%
Benefit expense	14,121.3	13,832.6	27,785.9	27,581.3	288.7	2.1%	204.6	0.7%
Selling, general and administrative expense	2,885.8	2,435.6	5,747.3	4,764.7	450.2	18.5%	982.6	20.6%
Other expense[1]	202.6	214.0	405.8	429.7	(11.4)	(5.3)%	(23.9)	(5.6)%
Total expenses	17,209.7	16,482.2	33,939.0	32,775.7	727.5	4.4%	1,163.3	3.5%
Income from continuing operations before income tax expense	1,263.7	1,208.1	2,393.8	2,490.6	55.6	4.6%	(96.8)	(3.9)%
Income tax expense	532.6	408.8	971.3	819.0	123.8	30.3%	152.3	18.6%
Income from continuing operations	731.1	799.3	1,422.5	1,671.6	(68.2)	(8.5)%	(249.1)	(14.9)%
Income from discontinued operations, net of tax[2]	—	0.8	9.6	13.7	(0.8)	NM3	(4.1)	NM3
Net income	$731.1	$800.1	$1,432.1	$1,685.3	$(69.0)	(8.6)%	$(253.2)	(15.0)%

Average diluted shares outstanding	286.0	303.2	289.3	304.5	(17.2)	(5.7)%	(15.2)	(5.0)%
Diluted net income per share:
Diluted - continuing operations	$2.56	$2.64	$4.92	$5.49	$(0.08)	(3.0)%	$(0.57)	(10.4)%
Diluted - discontinued operations[2]	—	—	0.03	0.04	—	NM3	(0.01)	NM3
Diluted net income per share	$2.56	$2.64	$4.95	$5.53	$(0.08)	(3.0)%	$(0.58)	(10.5)%
Benefit expense ratio[4]	82.7%	83.9%	82.7%	83.8%		(120)bp5		(110)bp5
Selling, general and administrative expense ratio[6]	15.8%	13.9%	16.0%	13.6%		190bp5		240bp5
Income from continuing operations before income taxes as a percentage of total revenue	6.8%	6.8%	6.6%	7.1%		0bp5		(50)bp5
Net income as a percentage of total revenue	4.0%	4.5%	3.9%	4.7%		(50)bp5		(80)bp5

Certain of the following definitions are also applicable to all other results of operations tables in this discussion:

1	Includes interest expense, amortization of other intangible assets and loss on extinguishment of debt.

2	The operating results of 1-800 CONTACTS are reported as discontinued operations as a result of the divestiture completed on January 31, 2014.

3	Calculation not meaningful.

4
Benefit expense ratio represents benefit expense as a percentage of premium revenue. Premiums for the three months ended June 30, 2014 and 2013 were $17,068.9 and $16,493.0, respectively. Premiums for the six months ended June 30, 2014 and 2013 were $33,585.9 and $32,928.6, respectively. Premiums are included in total operating revenue presented above.

5	bp = basis point; one hundred basis points = 1%.

6	Selling, general and administrative expense ratio represents selling, general and administrative expense as a percentage of total operating revenue.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Total operating revenue increased $738.1, or 4.2%, to $18,230.0 in 2014, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases in our Local Group, Individual, Medicaid and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The increase in premiums was further attributable to membership growth in our Medicaid and Individual businesses. These increases in premiums were offset, in part, by fully-insured membership declines in our Local Group business as result of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. The increase was further offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines and refinement of estimates associated with Medicare risk score revenue for prior years. The increase in administrative fees primarily resulted from the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to pricing and membership increases for self-funded members in our National Accounts business.
Net investment income increased $35.3, or 23.0%, to $188.5 in 2014, primarily due to higher investment yields.
Net realized gains on investments increased $11.6, or 21.4%, to $65.8 in 2014, primarily due to an increase in net realized gains on sales of equity securities, partially offset by an increase in net realized losses on sales and settlements of derivative financial instruments.
Benefit expense increased $288.7, or 2.1%, to $14,121.3 in 2014, primarily due to increased benefit cost trends in our Local Group, Medicaid, Individual and FEP businesses, and membership growth in our Medicaid and Individual businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses, as described above.
Our benefit expense ratio decreased 120 basis points to 82.7% in 2014, primarily due to rate increases in our Local Group, Individual, Medicaid and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform. These improvements were partially offset by changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings.
Selling, general and administrative expense increased $450.2, or 18.5%, to $2,885.8 in 2014. Our selling, general and administrative expense ratio increased 190 basis points to 15.8% in 2014. The increases in the expense and ratio were both primarily due to new fees related to Health Care Reform effective January 1, 2014, increased labor costs to support our growth in membership and continued costs incurred associated with Health Care Reform market changes.
Other expense decreased $11.4, or 5.3%, to $202.6, primarily due to reduced amortization of certain other intangible assets acquired in prior years and lower interest expense on outstanding debt balances at lower borrowing rates, partially offset by realized losses on the early extinguishment of debt during the three months ended June 30, 2014.
Income tax expense increased $123.8, or 30.3%, to $532.6 in 2014. The effective tax rates in 2014 and 2013 were 42.1% and 33.8%, respectively. The increase in income tax expense was primarily due to increased income before income taxes and the non-tax deductible HIP Fee effective for 2014. The increase in the effective tax rate was primarily due to the the non-tax deductible HIP fee.
Our net income as a percentage of total revenue decreased 50 basis points to 4.0% in 2014 as compared to 2013 as a result of all factors discussed above.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Total operating revenue increased $947.8, or 2.7%, to $35,874.8 in 2014, resulting primarily from higher premiums, and, to a lesser extent, increased administrative fees. Higher premiums were mainly due to rate increases in our Local Group, Medicaid, Individual and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform. The increase in premiums was further attributable to membership increases in our Medicaid and Individual businesses. These increases in premiums were offset, in part, by fully-insured membership declines in our Local Group business as a result of the New York State contract conversion and affordability challenges affecting healthcare consumers in general. The increase was further offset by lower revenues in our Medicare Advantage and Medicare Part D businesses primarily due to membership declines and refinement of estimates associated with Medicare risk score revenue for prior years. The increase in administrative fees primarily resulted from the New York State contract conversion and the acquisition of a large state ASO contract, which both occurred in the first quarter of 2014. The increase in administrative fees was further attributable to pricing and membership increases for self-funded members in our National Accounts business.
Net investment income increased $57.0, or 18.1%, to $372.2 in 2014, primarily due to higher investment yields.
Net realized gains on investments increased $36.5, or 51.4%, to $107.5 in 2014, primarily due to an increase in net realized gains on sales of equity securities and a decrease in net realized losses on sales and settlements of derivative financial instruments, partially offset by lower net realized gains on sales of fixed maturity securities.
Other-than-temporary impairment losses on investments decreased $25.2, or 53.7%, to $21.7, primarily due to the impairment of certain joint venture investments during the six months ended June 30, 2013 that did not recur during the six months ended June 30, 2014, partially offset by an increase in impairment losses on fixed maturity securities.
Benefit expense increased $204.6, or 0.7%, to $27,785.9 in 2014, primarily due to increased benefit cost trends in our Local Group, Individual, Medicaid and FEP businesses, and membership growth in our Medicaid and Individual businesses. These increases were partially offset by the fully-insured membership declines in our Local Group and Medicare Advantage businesses, as described above.
Our benefit expense ratio decreased 110 basis points to 82.7% in 2014, primarily due to rate increases in our Local Group, Medicaid, Individual and FEP businesses designed to cover overall cost trends and new fees associated with Health Care Reform, as well as lower utilization of health services in the first quarter of 2014 due to severe winter weather in many of our markets. These improvements were partially offset by changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings.
Selling, general and administrative expense increased $982.6, or 20.6%, to $5,747.3 in 2014. Our selling, general and administrative expense ratio increased 240 basis points to 16.0% in 2014. The increases in the expense and ratio were both primarily due to new fees related to Health Care Reform effective January 1, 2014, increased labor costs to support our growth in membership and continued costs incurred associated with Health Care Reform market changes.
Other expense decreased $23.9, or 5.6%, to $405.8, primarily due to reduced amortization of certain other intangible assets acquired in prior years and lower interest expense on outstanding debt balances at lower borrowing rates, partially offset by realized losses on the early extinguishment of debt during the six months ended June 30, 2014.
Income tax expense increased $152.3, or 18.6%, to $971.3 in 2014. The effective tax rates in 2014 and 2013 were 40.6% and 32.9%, respectively. The increase in income tax expense and the effective tax rate in 2014 was primarily due to the non-tax deductible HIP Fee effective January 1, 2014. This increase was partially offset by lower income before income taxes; favorable discrete tax adjustments related to state income tax audits including refund claims filed; and adjustments to state deferred tax liabilities resulting from a decrease in the Indiana statutory income tax rate. The lower effective rate in the six months ended June 30, 2013 resulted primarily from the inclusion of Amerigroup in our state apportionment calculations, which produced a lower effective state tax rate due to an adjustment to the deferred tax balances in 2013.
Our net income as a percentage of total revenue decreased 80 basis points to 3.9% in 2014 as compared to 2013 as a result of all factors discussed above.
Reportable Segments Results of Operations
We use operating gain to evaluate the performance of our reportable segments, which are Commercial and Specialty Business; Government Business; and Other. Operating gain, which is a non-GAAP measure, is calculated as total operating revenue less benefit expense and selling, general and administrative expense. It does not include net investment income, net realized gains/losses on investments, other-than-temporary impairment losses recognized in income, interest expense, amortization of other intangible assets, loss on extinguishment of debt or income taxes, as these items are managed in a corporate shared service environment and are not the responsibility of operating segment management. Effective January 1, 2014, our Employer Group Medicare Advantage members are being reported within Local Group and National Accounts in our Commercial and Specialty Business segment and prior period segment amounts have been reclassified to conform to the new presentation. These members were previously reported with our Medicare membership within our Government Business segment. The Employer Group Medicare Advantage members are retired members who have selected a Medicare Advantage product through our Local Group and National Accounts.

The discussion of segment results for the three and six months ended June 30, 2014 and 2013 presented below is based on operating gain, as described above, and operating margin, another non-GAAP measure, which is calculated as operating gain divided by operating revenue. Our definitions of operating gain and operating margin may not be comparable to similarly titled measures reported by other companies. For additional information, including a reconciliation of non-GAAP financial measures, see Note 13, “Segment Information,” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Our Commercial and Specialty Business, Government Business and Other segments’ summarized results of operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Change
					Three Months Ended June 30			Six Months Ended June 30
					2014 vs. 2013			2014 vs. 2013
	2014	2013	2014	2013	$	%		$	%
Commercial and Specialty Business
Operating revenue	$9,965.0	$9,799.8	$19,662.5	$19,659.2	$165.2	1.7%		$3.3	—%
Operating gain	$919.6	$948.5	$1,805.7	$2,210.6	$(28.9)	(3.0)%		$(404.9)	(18.3)%
Operating margin	9.2%	9.7%	9.2%	11.2%		(50)bp			(200)bp
Government Business
Operating revenue	$8,259.3	$7,686.9	$16,200.6	$15,256.3	$572.4	7.4%		$944.3	6.2%
Operating gain	$313.5	$281.3	$553.1	$383.9	$32.2	11.4%		$169.2	44.1%
Operating margin	3.8%	3.7%	3.4%	2.5%		10	bp		90bp
Other[1]
Operating revenue	$5.7	$5.2	$11.7	$11.5	$0.5	9.6%		$0.2	1.7%
Operating loss	$(10.2)	$(6.1)	$(17.2)	$(13.5)	$(4.1)	67.2%		$(3.7)	27.4%

1    Segment results are not material.
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Commercial and Specialty Business
Operating revenue increased $165.2, or 1.7%, to $9,965.0 in 2014, primarily due to higher premiums designed to cover new fees associated with Health Care Reform, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and membership growth in our Individual business. The increase in operating revenue was further attributable to increased administrative fees primarily resulting from the acquisition of a large state ASO contract in the first quarter of 2014 and pricing and membership increases for self-funded members in our National Accounts business. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from affordability challenges affecting healthcare consumers in general, and the impact of the New York State contract conversion.
Operating gain decreased $28.9, or 3.0%, to $919.6 in 2014, primarily as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings. These decreases were partially offset by lower than expected medical cost trends in our Local Group and Individual businesses.
The operating margin in 2014 was 9.2%, a 50 basis point decrease from 2013, primarily due to the factors discussed in the preceding two paragraphs.

Government Business
Operating revenue increased $572.4, or 7.4%, to $8,259.3 in 2014, primarily due to membership increases in our Medicaid business. The increase in operating revenue was further attributable to increased premiums in our Medicaid and FEP businesses as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. These increases were partially offset by lower premiums in our Medicare businesses primarily due to membership declines in our Medicare Advantage and Medicare Part D businesses and refinement of estimates associated with Medicare risk score revenue for prior years.
Operating gain increased $32.2, or 11.4%, to $313.5 in 2014, primarily due to membership growth and premium rate increases designed to cover overall cost trends in our Medicaid business. These increases were partially offset by refinement of estimates associated with Medicare risk score revenue for prior years and new fees associated with Health Care Reform that became effective January 1, 2014.
The operating margin in 2014 was 3.8%, a 10 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Commercial and Specialty Business
Operating revenue increased $3.3 to $19,662.5 in 2014, primarily due to higher premiums designed to cover new fees associated with Health Care Reform, premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and membership growth in our Individual business. The increase in operating revenue was further attributable to increased administrative fees primarily resulting from the acquisition of a large state ASO contract in the first quarter of 2014 and pricing and membership increases for self-funded members in our National Accounts business. These increases were partially offset by fully-insured membership declines in our Local Group business resulting from affordability challenges affecting healthcare consumers in general, and the impact of the New York State contract conversion.
Operating gain decreased $404.9, or 18.3%, to $1,805.7 in 2014, primarily as a result of continued costs incurred associated with Health Care Reform market changes and changes in the mix of the product portfolio for our Individual and Local Group businesses driven by a decrease in the number of high-deductible plans as consumers shifted to Health Care Reform product offerings. These decreases were partially offset by premium rate increases in our Local Group and Individual businesses designed to cover overall cost trends and lower utilization of health services in the first quarter of 2014 due to severe winter weather in many of our markets.
The operating margin in 2014 was 9.2%, a 200 basis point decrease from 2013, primarily due to the factors discussed in the preceding two paragraphs.
Government Business
Operating revenue increased $944.3, or 6.2%, to $16,200.6 in 2014, primarily due to membership increases in our Medicaid business. The increase in operating revenue was further attributable to increased premiums in our Medicaid and FEP businesses as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. These increases were partially offset by lower premiums in our Medicare businesses primarily due to membership declines in our Medicare Advantage and Medicare Part D businesses and refinement of estimates associated with Medicare risk score revenue for prior years.
Operating gain increased $169.2, or 44.1%, to $553.1 in 2014, primarily due to membership growth, premium rate increases designed to cover overall cost trends, and improved medical cost performance in our Medicaid business. These increases were partially offset by refinement of estimates associated with Medicare risk score revenue for prior years and new fees associated with Health Care Reform that became effective January 1, 2014.
The operating margin in 2014 was 3.4%, a 90 basis point increase over 2013, primarily due to the factors discussed in the preceding two paragraphs.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with GAAP. Application of GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes and within this MD&A. We consider some of our most important accounting policies that require estimates and management judgment to be those policies with respect to liabilities for medical claims payable, income taxes, goodwill and other intangible assets, investments and retirement benefits. Our accounting policies related to these items are discussed in our 2013 Annual Report on Form 10-K in Note 2, “Basis of Presentation and Significant Accounting Policies,” to our audited consolidated financial statements as of and for the year ended December 31, 2013, as well as in the “Critical Accounting Policies and Estimates” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2014, our critical accounting policies and estimates have not changed from those described in our 2013 Annual Report on Form 10-K.
Medical Claims Payable
The most subjective accounting estimate in our consolidated financial statements is our liability for medical claims payable. Our accounting policies related to medical claims payable are discussed in the references cited above, as well as in Note 12, “Medical Claims Payable,” to our audited consolidated financial statements as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K. Also as discussed above, as of June 30, 2014, our critical accounting policies and estimates related to medical claims payable have not changed from those described in our 2013 Annual Report on Form 10-K.
A reconciliation of the beginning and ending balance for medical claims payable for the six months ended June 30, 2014 and 2013 and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Six Months Ended June 30		Years Ended December 31
	2014	2013	2013	2012	2011
Gross medical claims payable, beginning of period	$6,127.2	$6,174.5	$6,174.5	$5,489.0	$4,852.4
Ceded medical claims payable, beginning of period	(23.4)	(27.2)	(27.2)	(16.4)	(32.9)
Net medical claims payable, beginning of period	6,103.8	6,147.3	6,147.3	5,472.6	4,819.5
Business combinations and purchase adjustments	—	—	—	804.4	100.9
Net incurred medical claims:
Current year	27,814.9	27,651.5	55,894.3	48,080.1	47,281.6
Prior years redundancies	(524.7)	(532.2)	(599.1)	(513.6)	(209.7)
Total net incurred medical claims	27,290.2	27,119.3	55,295.2	47,566.5	47,071.9
Net payments attributable to:
Current year medical claims	21,493.5	21,909.8	49,887.2	42,832.4	41,999.0
Prior years medical claims	5,165.9	5,233.8	5,451.5	4,863.8	4,520.7
Total net payments	26,659.4	27,143.6	55,338.7	47,696.2	46,519.7
Net medical claims payable, end of period	6,734.6	6,123.0	6,103.8	6,147.3	5,472.6
Ceded medical claims payable, end of period	210.5	35.3	23.4	27.2	16.4
Gross medical claims payable, end of period	$6,945.1	$6,158.3	$6,127.2	$6,174.5	$5,489.0
Current year medical claims paid as a percentage of current year net incurred medical claims	77.3%	79.2%	89.3%	89.1%	88.8%
Prior year redundancies in the current period as a percentage of prior year net medical claims payable less prior year redundancies in the current period	9.4%	9.5%	10.8%	10.4%	4.5%
Prior year redundancies in the current period as a percentage of prior year net incurred medical claims	0.9%	1.1%	1.3%	1.1%	0.5%

The following table provides a summary of the two key assumptions having the most significant impact on our incurred but not paid liability estimates for the six months ended June 30, 2014 and 2013, which are the completion and trend factors. These two key assumptions can be influenced by utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, claim submission patterns and operational changes resulting from business combinations.

	Favorable Developments by Changes in Key Assumptions
	2014	2013
Assumed trend factors	$386.0	$408.3
Assumed completion factors	138.7	123.9
Total	$524.7	$532.2
The favorable development recognized in 2014 resulted primarily from trend factors in late 2013 developing more favorably than originally expected. Favorable development in the completion factors resulting from the latter part of 2013 developing faster than expected also contributed to the favorability. The favorable development recognized in 2013 resulted primarily from trend factors in late 2012 developing more favorably than originally expected. Favorable development in the completion factors resulting from operational improvements in the latter part of 2012 also contributed to the favorability.
The ratio of current year medical claims paid as a percent of current year net medical claims incurred was 89.3% for 2013, 89.1% for 2012 and 88.8% for 2011. Comparison of these ratios reflects a small level of fluctuation in claim processing speed that occurred over the course of the three-year period. The six month periods presented above show that as of June 30, 2014, 77.3% of current year net incurred medical claims had been paid in the period incurred, as compared to 79.2% for the same period in 2013.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred claims payable less prior year redundancies in the current period in order to demonstrate the development of the prior year reserves. For the six month period ended June 30, 2014, this metric was 9.4%, largely driven by favorable trend factor development at the end of the year. For the six month period ended June 30, 2013, this metric was 9.5%, reflecting the acceleration of claim processing that occurred in late 2012 which had not been fully recognized in completion factor development and trend factors at the end of the year. This metric was 10.8%, 10.4% and 4.5% for the years ended December 31, 2013, 2012 and 2011, respectively.
We calculate the percentage of prior year redundancies in the current period as a percent of prior year net incurred medical claims to indicate the percentage of redundancy included in the preceding year calculation of current year net incurred medical claims. We believe this calculation supports the reasonableness of our prior year estimate of incurred medical claims and the level of consistency in our methodology. For the six months ended June 30, 2014, this metric was 0.9%, which was calculated using the redundancy of $524.7 shown above. For the six months ended June 30, 2013, the comparable metric was 1.1%, which was calculated using the redundancy of $532.2 and which represents an estimate based on paid medical claims activity from January 1, 2013 to June 30, 2013. This metric was 1.3% for full year 2013, 1.1% for full year 2012 and 0.5% for full year 2011, and demonstrates a generally consistent level of reserve conservatism.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Upon the effective date, ASU 2014-09 will supersede almost all existing revenue recognition guidance under GAAP, with certain exceptions, including an exception for revenue accounted for in accordance with the provisions of Accounting Standards Codification Topic 944, Financial Services - Insurance, or Topic 944. ASU 2014-09 will require a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. We will evaluate the effects, if any, the adoption of ASU 2014-09 will have on our financial statements and related disclosures for revenue transactions outside the scope of Topic 944.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component of an entity or a group of components of an entity that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective prospectively to new disposals and new classifications of disposal groups as held for sale in interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of ASU 2014-08 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements issued during the six months ended June 30, 2014 that had, or are expected to have, a material impact on our financial position, operating results or disclosures.
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
Liquidity
The table below indicates the change in cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30
	2014	2013
Cash flows provided by (used in):
Operating activities	$2,458.5	$1,382.1
Investing activities	(1,527.3)	(2,063.4)
Financing activities	(732.7)	(455.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.8)	(0.8)
Increase (decrease) in cash and cash equivalents	$197.7	$(1,137.3)
During the six months ended June 30, 2014, net cash flow provided by operating activities was $2,458.5, compared to $1,382.1 for the six months ended June 30, 2013, an increase of $1,076.4. This increase was driven by the timing of claims processing and increased premium receipts primarily as a result of premium rate increases designed to cover overall cost trends and new fees associated with Health Care Reform. A significant portion of the 2014 fees related to Health Care Reform will be paid out in the third quarter. The increase in cash flow was further attributable to the timing of Medicaid premium receipts. The increase in cash flow was partially offset by lower net income adjusted for non-cash items in 2014 and the adjudication of fully-insured Local Group claims subsequent to the New York State Contract conversion.
Net cash flow used in investing activities was $1,527.3 during the six months ended June 30, 2014, compared to $2,063.4 during the six months ended June 30, 2013. The decrease in cash flow used in investing activities of $536.1 between the two periods primarily resulted from cash provided by the sale of our 1-800 CONTACTS business and glasses.com related assets on January 31, 2014 and a decrease in net purchases of investments, partially offset by changes in securities lending collateral.
Net cash flow used in financing activities was $732.7 during the six months ended June 30, 2014, compared to $455.2 during the six months ended June 30, 2013. The increase in net cash flow used in financing activities of $277.5 primarily resulted from an increase in common stock repurchases, an increase in net repayments of short-term borrowings and changes in bank overdrafts, partially offset by changes in securities lending payable, a decrease in repayments of long-term borrowings and an increase in net proceeds from commercial paper borrowings.
Financial Condition
We maintained a strong financial condition and liquidity position, with consolidated cash, cash equivalents and investments, including long-term investments, of $24,240.9 at June 30, 2014. Since December 31, 2013, total cash, cash equivalents and investments, including long-term investments, increased by $1,845.0 primarily due to cash generated from operations, changes in securities lending payable, proceeds from the sale of our 1-800-CONTACTS business, net proceeds from commercial paper borrowings and proceeds from employee stock option purchases, partially offset by common stock repurchases, changes in securities lending collateral, purchases of property and equipment and net repayments of short- and long-term borrowings.
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
At June 30, 2014, we held $2,070.9 of cash and cash equivalents and investments at the parent company, which are available for general corporate use, including investment in our businesses, acquisitions, potential future common stock repurchases and dividends to shareholders, repurchases of debt securities and debt and interest payments.
We calculate our consolidated debt-to-capital ratio, a non-GAAP measure, which we believe assists investors and rating agencies in measuring our overall leverage and additional borrowing capacity. In addition, our bank covenants include a maximum debt-to-capital ratio that we cannot and did not exceed. Our debt-to-capital ratio is calculated as the sum of debt divided by the sum of debt plus shareholders’ equity. Our debt-to-capital ratio may not be comparable to similarly titled measures reported by other companies. Our consolidated debt-to-capital ratio was 37.8% and 36.9% as of June 30, 2014 and December 31, 2013, respectively.
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
For additional information regarding our sources and uses of capital at June 30, 2014, see Note 8, “Debt,” and the “Use of Capital—Dividends and Stock Repurchase Program” section of Note 10, “Capital Stock” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
For a discussion of our market risks, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Annual Report on Form 10-K. There have been no material changes to any of these risks since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2014, see the “Litigation” and “Other Contingencies” sections of Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
(in millions, except share and per share data)
April 1, 2014 to April 30, 2014	4,665,118	$96.34	4,617,116	$1,983.5
May 1, 2014 to May 31, 2014	1,950,708	100.63	1,948,900	1,787.0
June 1, 2014 to June 30, 2014	1,665,586	104.56	1,660,500	1,613.4
	8,281,412		8,226,516

1
Total number of shares purchased includes 54,896 delivered to or withheld by us in connection with employee payroll tax withholding upon exercise or vesting of stock awards. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the consolidated statements of shareholders’ equity are shown net of these shares purchased.

2
Represents the number of shares repurchased through the common stock repurchase program authorized by our Board of Directors, which the Board evaluates periodically. During the three months ended June 30, 2014, we repurchased 8,226,516 shares at a cost of $814.4 under the program. The Board of Directors has authorized our common stock repurchase program since 2003. The Board's most recent authorized increase to the program was $3,500.0 on September 25, 2013. Between July 1, 2014 and July 15, 2014, we repurchased 378,526 shares at a cost of $41.3, bringing our current availability to $1,572.1 at July 15, 2014. No duration has been placed on our common stock repurchase program and we reserve the right to discontinue the program at any time.

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

WELLPOINT, INC. Registrant

Date: July 30, 2014	By:	/S/ WAYNE S. DEVEYDT
Wayne S. DeVeydt Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 30, 2014	By:	/S/ JOHN E. GALLINA
John E. Gallina Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit

3.1		Articles of Incorporation of the Company, as amended effective May 17, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

3.2		By-Laws of the Company, as amended effective October 22, 2013, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

4.7
Upon the request of the Securities and Exchange Commission, the Company will furnish copies of any other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries.

10.7	*	WellPoint, Inc. Board of Directors Compensation Program, as amended effective May 14, 2014.

10.11	*	(e)
Form of Employment Agreement between the Company and each of the following: Peter D. Haytaian, Martin Silverstein, M.D., and Thomas C. Zielinski, incorporated by reference to Exhibit A to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, SEC File No. 001-16751.

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

101
The following material from WellPoint, Inc.’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Consolidated Financial Statements.

*		Indicates management contracts or compensatory plans or arrangements.